Form 10-Q
period 2014-09-30
OCULAR THERAPEUTIX, INC
filed 2014-11-12
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2014 there were 21,322,433 shares of Common Stock, $0.0001 par value per share, outstanding.

Ocular Therapeutix, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ocular Therapeutix, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$80,892	$17,505
Accounts receivable from related party	1	19
Accounts receivable	53	250
Inventory	117	—
Prepaid expenses and other current assets	1,211	240

Total current assets	82,274	18,014
Property and equipment, net	1,376	904
Restricted cash	228	228

Total assets	$83,878	$19,146

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$649	$545
Accrued expenses	2,480	741
Deferred revenue	250	250
Notes payable, net of discount, current	—	1,806

Total current liabilities	3,379	3,342
Preferred stock warrants	—	254
Deferred rent, long-term	121	27
Notes payable, net of discount, long-term	14,776	651

Total liabilities	18,276	4,274

Commitments and contingencies (Note 11)
Redeemable convertible preferred stock (Series A, B, C, D and D-1), $0.001 par value; no shares and 33,979,025 shares authorized at September 30, 2014 and December 31, 2013, respectively; no shares and 32,842,187 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $74,436 at December 31, 2013	—	74,344
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 and no shares authorized at September 30, 2014 and December 31, 2013, respectively; no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value; 100,000,000 and 45,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 21,322,433 and 2,676,648 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	—
Additional paid-in capital	147,074	1,308
Accumulated deficit	(81,474)	(60,780)

Total stockholders’ equity (deficit)	65,602	(59,472)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$83,878	$19,146

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$143	$—	$267	$—

Operating expenses:
Cost of revenue	32	—	61	—
Research and development	4,482	2,784	13,732	7,675
Selling and marketing	479	148	1,324	428
General and administrative	1,926	503	4,697	1,381

Total operating expenses	6,919	3,435	19,814	9,484

Loss from operations	(6,776)	(3,435)	(19,547)	(9,484)

Other income (expense):
Interest income	5	3	7	11
Interest expense	(412)	(94)	(712)	(350)
Other income (expense), net	(111)	4	(442)	11

Total other expense, net	(518)	(87)	(1,147)	(328)

Net loss and comprehensive loss	(7,294)	(3,522)	(20,694)	(9,812)
Accretion of redeemable convertible preferred stock to redemption value	—	(5)	(11)	(22)

Net loss attributable to common stockholders	$(7,294)	$(3,527)	$(20,705)	$(9,834)

Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(1.34)	$(2.93)	$(3.79)

Weighted average common shares outstanding, basic and diluted	15,165,612	2,624,040	7,068,399	2,591,932

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(20,694)	$(9,812)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,667	351
Licensing and consultant fees paid in common stock	2,364	—
Non-cash interest expense	66	28
Depreciation expense	383	279
Revaluation of preferred stock warrants	380	(10)
Loss on extinguishment of debt	57	—
Loss on disposal of property and equipment	4	—
Changes in operating assets and liabilities:
Accounts receivable from related party	18	45
Accounts receivable	197	(33)
Prepaid expenses and other current assets	(354)	120
Inventory	(117)	—
Accounts payable	63	83
Accrued expenses and deferred rent	1,096	(239)

Net cash used in operating activities	(14,870)	(9,188)

Cash flows from investing activities:
Purchases of property and equipment	(819)	(181)

Net cash used in investing activities	(819)	(181)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	8,494
Proceeds from issuance of notes payable and preferred stock warrants, net of issuance costs	14,877	—
Proceeds from exercise of common stock options	28	2
Proceeds from issuance of common stock	69,518	—
Repayments of notes payable	(2,273)	(1,364)
Payments of insurance costs financed by a third-party	(62)	—
Payments of initial public offering costs	(3,012)	—

Net cash provided by financing activities	79,076	7,132

Net increase (decrease) in cash and cash equivalents	63,387	(2,237)
Cash and cash equivalents at beginning of period	17,505	23,854

Cash and cash equivalents at end of period	$80,892	$21,617

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption values	$11	$22
Conversion of redeemable convertible preferred stock to common stock	$74,354	$—
Conversion of warrants for redeemable convertible preferred stock to warrants for common stock	$960	$—
Deferred offering costs included in accounts payable and accrued expenses	$101	$—
Additions to property and equipment included in accounts payable and accrued expenses	$40	$5
Prepaid expense included in accrued expense	$623	$—
Fair value of preferred stock warrants at grant date	$326	$—

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

As of September 30, 2014, the Company’s lead product candidates were in the development stage. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

On July 30, 2014 the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the issuance and sale of 5,000,000 shares of its common stock at a public offering price of $13.00 per share, resulting in net proceeds of approximately $57,337 after deducting underwriting discounts and other offering costs. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into 12,440,205 shares of the Company’s common stock and all outstanding warrants for the Company’s redeemable convertible preferred stock were automatically converted into warrants for the Company’s common stock. In August 2014, the underwriters of the Company’s IPO exercised their over-allotment option to purchase an additional 750,000 shares of common stock at the initial public offering price of $13.00 per share, less underwriting discounts, resulting in additional net proceeds of approximately $9,068 after deducting underwriting discounts (Note 8).

Unaudited Interim Financial Information

The balance sheet at December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2014 and for the three months and nine months ended September 30, 2014 and 2013 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s Registration Statement on Form S-1, File Number 333-196932 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2014 and results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013 have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014.

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

The Company had no inventory as of December 31, 2013. The inventory balance was $117 as of September 30, 2014, which consisted primarily of raw materials.

Restricted Cash

As of September 30, 2014 and December 31, 2013, the Company held a certificate of deposit to collateralize a credit card account with its bank of $60. This amount is included in prepaid expenses and other current assets on the Company’s balance sheet. As of September 30, 2014 and December 31, 2013, the Company also held a certificate of deposit of $228, which is a security deposit for the lease of the Company’s corporate headquarters. The Company has classified this as long-term restricted cash on its balance sheet.

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

The Company’s cash equivalents at September 30, 2014 and December 31, 2013, and its preferred stock warrant liabilities at December 31, 2013, were carried at fair value determined according to the fair value hierarchy described above (see Note 3). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s outstanding notes payable (see Note 7) approximates fair value, based on the recent execution date of the credit facility agreement.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2014 and 2013, there was no difference between net loss and comprehensive loss.

Net Income (Loss) Per Share

Prior to the closing of its IPO of common stock, the Company followed the two-class method when computing net income (loss) per share, as the Company had outstanding shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Similarly, restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2014 and 2013.

The following common stock equivalents outstanding as of September 30, 2014 and 2013 were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2014 and 2013, because they had an anti-dilutive impact:

	As of September 30,
	2014	2013

Options to purchase common stock	1,619,862	943,742
Non-vested restricted stock	52,111	26,054
Warrants for the purchase of redeemable convertible preferred stock	—	51,830
Warrants for the purchase of common stock	89,708	—
Redeemable convertible preferred stock	—	12,440,205

Total options, warrants and redeemable convertible preferred stock exercisable or convertible into common stock and restricted stock	1,761,681	13,461,831

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its financial statements and footnote disclosures.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this guidance remove all incremental financial reporting requirements for development stage entities. Among other changes, this guidance will no longer require development stage entities to present inception-to-date information about income statement line items, cash flows, and equity transactions. This guidance is effective for public companies in the first annual period beginning after December 15, 2014. The Company elected to apply this disclosure guidance to its financial statements for the three months ended September 30, 2014 and as a result, no longer discloses inception-to-date information in its statements of operations and comprehensive loss, cash flows and stockholders’ deficit and the related notes thereto.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$80,796	$—	$80,796

	Fair Value Measurements as of December 31, 2013 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$17,272	$—	$17,272

Liabilities:
Liability for preferred stock warrants	$—	$—	$254	$254

As of September 30, 2014 and December 31, 2013, the Company’s cash equivalents that were invested in money market funds were valued based on Level 2 inputs. During the three and nine months ended September 30, 2014 and 2013, there were no transfers between Level 1, Level 2 and Level 3.

The warrant liability in the table above as of December 31, 2013 is comprised of the values of warrants for the purchase of Series A, B, D and D-1 redeemable convertible preferred stock and was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the redeemable convertible preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the preferred stock warrants. The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Changes in the fair value of the redeemable convertible preferred stock warrants are recognized in the statements of operations.

Related to the valuation of the warrants, the quantitative elements associated with the Company’s Level 3 inputs impacting fair value measurement include the fair value per share of the underlying Series A, Series B, Series D and Series D-1 redeemable convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, and expected volatility of the price of the underlying preferred stock. The Company determined the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its redeemable convertible preferred stock as well as additional factors that the Company deemed relevant. Prior to its IPO in July 2014, the Company had been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends.

Immediately prior to the conversion of the preferred stock warrants into common stock warrants, the Company calculated the fair value of the warrants as of that date and adjusted the fair value of the warrants through a charge to other expense in the statement of operations. Upon the conversion of the warrants from preferred stock warrants to common stock warrants, the final fair value of the warrants was reclassified from warrant liability to additional paid in capital.

The following table provides a rollforward of the aggregate fair values of the Company’s preferred stock warrants for which fair value was determined by level 3 inputs:

Balance, December 31, 2013	$254
Issuance of Series D-1 warrants	326
Increase in fair value	380
Conversion of preferred stock warrants to common stock warrants	(960)

Balance, September 30, 2014	$—

4. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013
Accrued payroll and related expenses	$1,006	$464
Accrued professional fees	367	90
Accrued research and development expenses	459	82
Accrued insurance	561	—
Accrued other	87	105

	$2,480	$741

As of September 30, 2014, the Company’s accrued insurance represents premiums for the period from July 2014 through June 2015 which the Company financed with a third-party.

5. Income Taxes

The Company did not provide for any income taxes in its statement of operations for any of the three or nine month periods ended September 30, 2014 or 2013. The Company had gross deferred tax assets of $25,776 at December 31, 2013, which increased by approximately $8,000 at September 30, 2014. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2014 and December 31, 2013, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2014 or December 31, 2013. As of September 30, 2014 and December 31, 2013, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2011 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

6. Feasibility Agreement

In September 2013, the Company entered into a feasibility agreement with a biopharmaceutical company. Under this agreement, the pharmaceutical company will pay up to $500 for achieving certain milestones. In the event that the agreement is terminated in advance of the achievement of the milestones, the Company would be required to refund portions of the amounts received, based on the actual milestones achieved as of the date of termination. As of September 30, 2014 and December 31, 2013, no milestones had been achieved and, accordingly, the Company did not record any revenue related to this agreement. As of September 30, 2014 and December 31, 2013, the Company had accounts receivable of $0 and $250 and deferred revenue of $250 and $250, respectively, related to this agreement recorded on its balance sheet.

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

The Company is obligated to make monthly, interest-only payments on any term loans funded under the 2014 Credit Facility until September 30, 2015 and, thereafter, to pay 30 consecutive, equal monthly installments of principal and interest from October 1, 2015 through March 1, 2018. Term loans under the 2014 Credit Facility bear interest at an annual rate of 8.25%. In addition, a final payment equal to 3.75% of any amounts drawn under the 2014 Credit Facility is due upon its maturity date.

In connection with the Tranche 1 loan, the lenders received warrants to purchase 100,000 shares of the Company’s Series D-1 redeemable convertible preferred stock with an exercise price of $3.00 per share, which are exercisable until April 2021. The fair value of the warrants as of the issuance date totaling $326 was recorded as a preferred stock warrant liability. Of this amount, $290 was allocated to the 2014 Credit Facility and recorded as debt discount and $36 was allocated to the 2011 Modification Agreement and recorded as loss on extinguishment of debt (see below). As of September 30, 2014, the effective annual interest rate of the outstanding debt under the 2014 Credit Facility was approximately 11%.

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

As of September 30, 2014, the annual repayment requirements for the 2014 Credit Facility, inclusive of the final payment of $563 due at expiration, were as follows:

Year Ending December 31,	Principal	Interest and Final Payment	Total
2014	$—	$313	$313
2015	1,500	1,244	2,744
2016	6,000	902	6,902
2017	6,000	397	6,397
2018	1,500	583	2,083

	$15,000	$3,439	$18,439

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

On July 30, 2014 the Company completed its IPO, which resulted in the sale of 5,000,000 shares of its common stock at a public offering price of $13.00 per share. Upon closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into 12,440,205 shares of common stock. Additionally upon closing the IPO, the Company adopted an amended and restated certificate of incorporation increasing the number of its authorized shares of its common stock to 100,000,000 shares. This amended and restated certificate of incorporation also authorizes the Company to issue 5,000,000 shares of preferred stock, $0.0001 par value, all of which is undesignated.

On August 19, 2014, the Company completed the sale of an additional 750,000 shares of common stock at the initial public offering price of $13.00 per share to the underwriters of the Company’s IPO pursuant to the exercise of their over-allotment option. The Company received additional net proceeds of approximately $9,068 after deducting underwriting discounts.

9. Warrants

The Company previously had outstanding warrants for the purchase of 236,836 shares of preferred stock. Effective upon the closing of the Company’s IPO in July 2014, the Company’s outstanding preferred stock warrants became warrants for the purchase of 89,708 shares of common stock at a weighted average exercise price of $6.32 per share. Through September 30, 2014, no warrants have been exercised and warrants for the purchase of 89,708 shares of common stock remain outstanding at September 30, 2014.

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

The total number of shares of common stock that may be issued under the 2006 Plan was 2,098,264 shares as of December 31, 2013. On March 31, 2014 and April 14, 2014, the Company effected an increase in the number of shares of common stock reserved for issuance under the 2006 Plan such that as of September 30, 2014, 2,851,294 shares were reserved for issuance. On July 30, 2014, the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) became effective and no further stock options or other awards will be made under the 2006 Plan. Shares of common stock that were available for grant under the 2006 Plan as of July 30, 2014 as well as any shares of common stock subject to awards under the 2006 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2014 Plan, up to a specified number of shares.

2014 Stock Incentive Plan

On June 19, 2014, the Company’s stockholders approved the 2014 Plan, which became effective immediately prior to the closing of the Company’s IPO on July 30, 2014. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares originally reserved for issuance under the 2014 Plan, inclusive of shares from the 2006 Plan, was 1,336,907. As of September 30, 2014, 1,290,330 shares remain available for issuance under the 2014 Plan. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors.

The Company generally grants stock-based awards with service conditions only (“service-based” awards).

As required by the 2006 Plan and 2014 Plan, the exercise price for stock options granted is not to be less than the fair value of common shares as of the date of grant. Prior to the IPO, the value of common stock was determined by the board of directors by taking into consideration its most recently available valuation of common shares performed by management and the board of directors as well as additional factors which might have changed since the date of the most recent contemporaneous valuation through the date of grant.

2014 Employee Stock Purchase Plan

On June 19, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). A total of 207,402 shares of common stock are reserved for issuance under this plan. The 2014 Employee Stock Purchase Plan became effective immediately prior to the closing of the Company’s IPO on July 30, 2014. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. No offering periods have commenced under the ESPP and as of September 30, 2014, 207,402 shares of common stock remain available for issuance.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to the Company’s IPO in July 2014, the Company had been a private company and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of September 30, 2014, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 10,180 shares of common stock.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$107	$18	$245	$52
Selling and marketing	19	6	42	16
General and administrative	481	97	1,380	283

	$607	$121	$1,667	$351

As of September 30, 2014, the Company had an aggregate of $4,479 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.2 years.

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

Future minimum lease payments for its operating leases as of September 30, 2014 are as follows:

Years Ending December 31,
2014	$195
2015	802
2016	820
2017	675
2018	262

Total	$2,754

During the three months ended September 30, 2014 and 2013, the Company recognized $196 and $114, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment. During the nine months ended September 30, 2014 and 2013, the Company recognized $455 and $338, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 12) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through September 30, 2014, royalties payable under this agreement related to product sales were not material.

On February 12, 2014, the Company issued to Incept 189,393 shares of its common stock in connection with the expansion of the scope of the license to include back of the eye technology held by Incept (Note 12).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2013 or September 30, 2014.

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

During the three and nine months ended September 30, 2014, the Company invoiced Augmenix, Inc. (“Augmenix”) $4 and $80, respectively, for consulting and other services. During the three and nine months ended September 30, 2013, the Company invoiced Augmenix $52 and $164 respectively, for consulting and other services. During the three and nine months ended September 30, 2014, Augmenix invoiced the Company $27 for legal fees paid by Augmenix on behalf of the Company. During the three and nine months ended September 30, 2013, Augmenix invoiced the Company $0 and $14 respectively, for consulting services. Certain shareholders of Augmenix were holders of the Company’s redeemable convertible preferred stock and common stock which is now entirely common stock. In addition, certain employees of the Company are shareholders of Augmenix. Through December 31, 2013, the Company’s President and Chief Executive was the Chief Executive Officer of Augmenix.

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

Our most advanced product candidate, OTX-DP, incorporates the FDA approved corticosteroid dexamethasone as an active pharmaceutical ingredient in a hydrogel based drug eluting punctum plug and is in Phase 3 clinical development for the treatment of ocular inflammation and pain following cataract surgery. We recently completed patient enrollment in our Phase 3 clinical trials of OTX-DP for this indication. We expect to report results from this Phase 3 clinical program during the first quarter of 2015 and, if the results are favorable, to submit a new drug application, or NDA, to the FDA for OTX-DP in the second quarter of 2015.

We recently completed a 68 patient prospective, randomized parallel-arm, vehicle controlled, multicenter, double-masked Phase 2 clinical trial evaluating the efficacy and safety of OTX-DP for the treatment of chronic allergic conjunctivitis. We believe that OTX-DP is the first one time administration, sustained release corticosteroid punctum plug to be evaluated in clinical trials for the treatment of allergic conjunctivitis. The primary efficacy measures for this trial were ocular itching graded by the patient and conjunctival redness graded by the trial investigator. We achieved a statistically significant mean difference (p<0.05) between the OTX-DP treatment group and the vehicle group for both ocular itching and conjunctival redness at all three time points measured on each of three pre-specified evaluation dates (Days 14, 28, and 42). Initial top line data from this trial indicate that we met one primary efficacy measure, achieving a mean difference between the OTX-DP treatment group and the placebo vehicle control group of more than 0.5 units on a five point scale at all three time points measured on Day 14 for both ocular itching and conjunctival redness. We did not meet the second primary efficacy measure, which was a mean difference of at least 1.0 unit on the five point scale between treatment groups for the majority of three time points measured at Day 14 for either ocular itching or conjunctival redness. There were no treatment related serious adverse events in this trial. Although we are continuing to analyze the available data from this trial, we believe that these top line results support the continued clinical development of this drug product candidate for the treatment of allergic conjunctivitis. We expect to analyze before the end of 2014 additional data regarding secondary efficacy measures and safety results, including more detailed adverse event information, and then submit this additional data to and meet with the FDA to discuss next steps for this clinical program. We plan to use the results from this trial to inform the design of our future clinical trials for OTX-DP for the treatment of allergic conjunctivitis.

Our second product candidate, OTX-TP, incorporates the FDA approved prostaglandin analog travoprost as an active pharmaceutical ingredient in a hydrogel based drug eluting punctum plug and has completed a Phase 2a clinical trial for the treatment of glaucoma and ocular hypertension. We recently enrolled the first patient in a Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension. In addition to OTX-DP and OTX-TP, we have a pipeline of earlier stage punctum plug product candidates, including OTX-MP, which has completed a Phase 1 clinical trial for the treatment of bacterial conjunctivitis, as well as a preclinical intravitreal hydrogel based drug delivery depot. Our intravitreal hydrogel depot is designed to release therapeutic agents, such as antibodies to vascular endothelial growth factor, or VEGF, over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD. We have been collaborating with three different pharmaceutical companies on these back of the eye programs. In October 2014, we entered into an additional early stage research agreement with a biopharmaceutical company to assess the feasibility of several of its antibody molecules for the treatment of wet AMD.

We were incorporated and commenced operations in September 2006, and our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of our products and product candidates and, beginning in the first quarter of 2014, commercializing ReSure Sealant. From our inception through September 30, 2014, we have financed our operations primarily through private placements of our preferred stock with aggregate gross proceeds of $74.2 million, an initial public offering of our common stock with net proceeds to us of $66.4 million and borrowings under credit facilities totaling $22.7 million, of which we had repaid $7.6 million through September 30, 2014.

We have generated limited amounts of revenue to date. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant. All of our sustained drug delivery products are in various phases of clinical and preclinical development. We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability. Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of OTX-DP and OTX-TP. Since inception, we have incurred significant operating losses. Our net losses were $7.3 million and $20.7 million for the three and nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $81.5 million.

Our total operating expenses were $6.9 million and $19.8 million for the three and nine months ended September 30, 2014, including $0.6 million and $4.0 million, respectively, in non-cash stock-based compensation expense and licensing and consulting fees paid in stock. We anticipate that our operating expenses will increase substantially as we pursue the clinical development of our most advanced product candidates, OTX-DP and OTX-TP, continue the research and development of our other product candidates and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to continue to incur additional expenses for product manufacturing, sales, marketing and distribution for ReSure Sealant and any of our product candidates for which we obtain marketing approval. In addition, we will incur additional costs associated with operating as a public company.

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

In July 2014, we completed an initial public offering, or IPO, of our common stock, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. We believe that our existing cash and cash equivalents, together with revenue from sales of ReSure Sealant and $5.0 million of additional borrowing capacity available to us under our credit facility, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements at least through the first half of 2016. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through September 30, 2014, we have generated limited amounts of revenue from the sales of our products. Our ReSure Sealant product received premarket approval, or PMA, from the FDA in January 2014. We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales during the remainder of 2014. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into collaboration agreements with third parties.

In September 2013, we entered into a feasibility agreement with a biopharmaceutical company. Under this agreement, the biopharmaceutical company agreed to pay us up to $0.5 million under this feasibility study. In the event that we terminate the agreement in advance of the achievement of certain milestones, we would be required to refund certain portions of the funding based on the actual milestones achieved as of the date of termination. At the present time, we do not have any intention of terminating the agreement. As of December 31, 2013 and September 30, 2014, none of the milestones had been achieved and all amounts billed were reflected as deferred revenue on our balance sheet as of those dates.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development, clinical and regulatory and other related functions;

•	expenses incurred in connection with the clinical trials of our product candidates, including with the investigative sites that conduct our clinical trials and under agreements with contract research organizations, or CROs;

•	expenses relating to regulatory activities, including filing fees paid to the FDA for our submissions for product approvals;

•	expenses associated with developing our pre-commercial manufacturing capabilities and manufacturing clinical study materials;

•	ongoing research and development activities relating to our core bioresorbable hydrogel technology and improvements to this technology;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies;

•	costs relating to the supply and manufacturing of product inventory, prior to approval by the FDA or other regulatory agencies of our products;

•	expenses associated with preclinical development activities; and

•	payments made under our licensing agreement with Incept, LLC, or Incept.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
ReSure Sealant	$—	$46	$25	$127
OTX-DP for post-surgical ocular inflammation and pain	775	135	1,548	478
OTX-DP for allergic conjunctivitis	479	—	1,605	263
OTX-TP for glaucoma	670	350	1,389	827
Unallocated expenses	2,558	2,253	9,165	5,980

Total research and development expenses	$4,482	$2,784	$13,732	$7,675

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include facility-related costs and professional fees for legal, patent, consulting and accounting and audit services. Additionally, in the third quarter of 2014, we have started to incur increased professional fees and insurance expense associated with operating as a public company.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as advertising and promotion costs. Through December 31, 2013, we incurred selling and marketing expenses in connection with our first-generation surgical sealant product. In addition, we invested in sales and marketing resources in anticipation of an earlier approval of our surgical sealant product in the United States than we ultimately received from the FDA, as a result of a change in designation from a 510(k) to a PMA regulatory path. During the three and nine months ended September 30, 2014, we incurred selling and marketing expense in connection with ReSure Sealant, which we commercialized for the first time during this period.

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

Other Income (Expense), Net. Other income (expense), net consisted primarily of the gain or loss associated with the change in the fair value of our preferred stock warrant liability. We issued warrants for the purchase of our redeemable convertible preferred stock that we believed were financial instruments that could require a transfer of assets because of the redemption feature of the underlying stock. Therefore, we classified these warrants as liabilities that were remeasured to fair value at each reporting period, and we recorded the changes in the fair value as a component of other income (expense), net. Upon the closing of our IPO in July 2014, the underlying redeemable convertible preferred stock was converted into common stock, the preferred stock warrants became exercisable for common stock instead of preferred stock, and the fair value of the warrant liability became fixed as of that date and was reclassified to additional paid-in capital. Other income (expense), net also consists of small amounts of miscellaneous income and expense items unrelated to our core operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. During the three months ended September 30, 2014, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act with the SEC on July 25, 2014 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	revenue recognition

•	accrued research and development expenses;

•	stock-based compensation;

•	valuation of warrants to purchase redeemable convertible preferred stock; and

•	inventory valuation

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Revenue	$143	$—	$143

Operating expenses:
Cost of revenue	32	—	32
Research and development	4,482	2,784	1,698
Selling and marketing	479	148	331
General and administrative	1,926	503	1,423

Total operating expenses	6,919	3,435	3,484

Loss from operations	(6,776)	(3,435)	(3,341)

Other income (expense):
Interest income	5	3	2
Interest expense	(412)	(94)	(318)
Other income (expense), net	(111)	4	(115)

Total other expense, net	(518)	(87)	(431)

Net loss	$(7,294)	$(3,522)	$(3,772)

Revenue

We generated $0.1 million of revenue during the three months ended September 30, 2014 from sales of our ReSure Sealant product, for which we received FDA approval in January 2014. We did not sell any products and had no revenue during the three months ended September 30, 2013.

Research and Development Expenses

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$—	$46	$(46)
OTX-DP for post-surgical ocular inflammation and pain	775	135	640
OTX-DP for allergic conjunctivitis	479	—	479
OTX-TP for glaucoma	670	350	320
Unallocated expenses:
Personnel costs	1,523	1,109	414
All other costs	1,035	1,144	(109)

Total research and development expenses	$4,482	$2,784	$1,698

Research and development expenses were $4.5 million for the three months ended September 30, 2014, compared to $2.8 million for the three months ended September 30, 2013. The increase of $1.7 million was primarily due to an increase of $1.4 million in costs incurred in connection with the clinical trials of our OTX-DP product candidate for the treatment of post-surgical inflammation and pain, our OTX-DP product candidate for the treatment of allergic conjunctivitis and our OTX-TP product candidate for the treatment of glaucoma. In addition, the increase in research and development expenses was due to an increase of $0.4 million in unallocated personnel costs, partially offset by a decrease of $0.1 million in other unallocated research and development costs.

For the three months ended September 30, 2014, we incurred $1.9 million in direct research and development expenses for our punctum plug product candidates, including $0.8 million for our OTX-DP product candidate for the treatment of post-surgical ocular inflammation and pain which is in Phase 3 clinical trials, $0.5 million for our OTX-DP product candidate for the treatment of allergic conjunctivitis which is in Phase 2a clinical trials and $0.7 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which is also in Phase 2a clinical trials. In comparison, for the three months ended September 30, 2013, we incurred $0.5 million in direct research and development expenses for our punctum plug product candidates, including $0.4 million for our OTX-TP product candidate for the treatment of glaucoma which was in Phase 2a clinical trials and $0.1 million for our OTX-DP for the treatment of ocular inflammation and pain following cataract surgery which was in Phase 2 clinical trials. In the three months ended September 30, 2013, we had no ongoing clinical trials for our OTX-DP for the treatment of allergic conjunctivitis. Personnel costs increased by $0.4 million due to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense.

Selling and Marketing Expenses

Selling and marketing expenses were $0.5 million for the three months ended September 30, 2014, compared to $0.1 million for the three months ended September 30, 2013. The increase of $0.4 million was primarily due to increased personnel costs relating to additional hiring, increased professional fees including consulting and recruiting and increased advertising and promotion costs relating to the ReSure Sealant.

General and Administrative Expenses

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Personnel related (including stock-based compensation)	$1,086	$326	$760
Professional, insurance and consultant fees	593	104	489
Facility related and other	247	73	174

Total general and administrative expenses	$1,926	$503	$1,423

General and administrative expenses were $1.9 million for the three months ended September 30, 2014, compared to $0.5 million for the three months ended September 30, 2013. The increase of $1.4 million was primarily due to a $0.8 million increase in personnel related costs, an increase of $0.5 million in professional, insurance and consultant fees and an increase of $0.2 million in facility related and other costs. Our personnel related costs increased due primarily to an increase in stock-based compensation expense of $0.4 million as well as hiring in our general and administrative function. Professional, insurance and consultant fees increased due to increased activities to support our operating as a public company including legal services and additional insurance requirements. Facility and other costs increased primarily due to general expense increases and to increased rent due to additional space under our amended lease.

Other Income (Expense), Net

Other expense, net was $0.5 million for the three months ended September 30, 2014, compared to $0.1 million for the three months ended September 30, 2013. The net increase of $0.4 million was due primarily to an increase in interest expense of $0.3 million due to increased borrowings under our new credit facility. Additionally, other expense increased by $0.1 million due to our adjustment for the fair value of the liability for our preferred stock warrants due to the increase in the value of the underlying preferred stock in 2014 as compared to the same period in 2013.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Revenue	$267	$—	$267

Operating expenses:
Cost of revenue	61	—	61
Research and development	13,732	7,675	6,057
Selling and marketing	1,324	428	896
General and administrative	4,697	1,381	3,316

Total operating expenses	19,814	9,484	10,330

Loss from operations	(19,547)	(9,484)	(10,063)

Other income (expense):
Interest income	7	11	(4)
Interest expense	(712)	(350)	(362)
Other income (expense), net	(442)	11	(453)

Total other expense, net	(1,147)	(328)	(819)

Net loss	$(20,694)	$(9,812)	$(10,882)

Revenue

We generated $0.3 million of revenue during the nine months ended September 30, 2014 from sales of our ReSure Sealant product, for which we received FDA approval in January 2014. We did not sell any products and had no revenue during the nine months ended September 30, 2013.

Research and Development Expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$25	$127	$(102)
OTX-DP for post-surgical ocular inflammation and pain	1,548	478	1,070
OTX-DP for allergic conjunctivitis	1,605	263	1,342
OTX-TP for glaucoma	1,389	827	562
Unallocated expenses:
Personnel costs	3,913	3,177	736
All other costs	5,252	2,803	2,449

Total research and development expenses	$13,732	$7,675	$6,057

Research and development expenses were $13.7 million for the nine months ended September 30, 2014, compared to $7.7 million for the nine months ended September 30, 2013. The increase of $6.0 million was primarily due to an increase of $3.0 million in clinical trial and regulatory expenses and an increase of $3.2 million in personnel costs and other unallocated expenses.

For the nine months ended September 30, 2014, we incurred $4.5 million in direct research and development expenses for our punctum plug product candidates, including $1.5 million for our OTX-DP product candidate for the treatment of post-surgical ocular inflammation and pain which is in Phase 3 clinical trials, $1.6 million for our OTX-DP product candidate for the treatment of allergic conjunctivitis which is in Phase 2a clinical trials and $1.4 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which is also in Phase 2a clinical trials. In comparison, for the nine months ended September 30, 2013, we incurred $1.6 million in direct research and development expenses for our punctum plug product candidates, including $0.5 million for our OTX-DP for the treatment of ocular inflammation and pain following cataract surgery which was in Phase 2 clinical trials, $0.3 million for OTX-DP for the treatment of allergic conjunctivitis which was in a preclinical stage of development and $0.8 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in a pilot clinical study. Unallocated research and development other costs increased $2.4 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, due primarily to additional license fees paid to Incept in connection with the expansion of the scope of the license to include back of the eye technology, which we paid by the issuance to Incept of 189,393 fully vested shares of our common stock having a fair value of $1.7 million on the issuance date and due to an increase in testing and laboratory supply costs. In addition, unallocated personnel costs increased by $0.7 million, relating to additional hiring primarily in the clinical, regulatory and quality department.

Selling and Marketing Expenses

Selling and marketing expenses were $1.3 million for the nine months ended September 30, 2014, compared to $0.4 million for the nine months ended September 30, 2013. The increase of $0.9 million was primarily due to an increase in personnel costs and travel relating to new hires and consulting, advertising and promotion expenses relating to commercial activities in support of ReSure Sealant.

General and Administrative Expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Personnel related (including stock-based compensation)	$2,550	$894	$1,656
Professional, insurance and consultant fees	1,650	256	1,394
Facility related and other	497	231	266

Total general and administrative expenses	$4,697	$1,381	$3,316

General and administrative expenses were $4.7 million for the nine months ended September 30, 2014, compared to $1.4 million for the nine months ended September 30, 2013. The increase of $3.3 million was due to a $1.7 million increase in personnel related costs, an increase of $1.4 million in professional, insurance and consultant fees and an increase of $0.3 million in facility related and other costs. Our personnel related costs increased due primarily to an increase in stock-based compensation expense of $1.1 million as well as hiring in our general and administrative function. Professional, insurance and consultant fees increased due to consultant fees of $0.7 million incurred in 2014 in connection with consulting services rendered by a former member of our board of directors and current stockholder of Incept, which we paid by the issuance of 79,545 fully vested shares of our common stock having a fair value of $0.7 million on the issuance date and increased activities to support our operating as a public company including additional insurance requirements. Facility and other costs increased primarily due to general expense increases and to increased rent for additional space under our amended lease.

Other Income (Expense), Net

Other expense, net was $1.1 million for the nine months ended September 30, 2014, compared to $0.3 million for the nine months ended September 30, 2013. The increase of $0.8 million was primarily due to an increase of $0.4 million in our adjustment for the fair value of the liability for our preferred stock warrants as compared to the nine months ended September 30, 2013 due to the increase in fair value of the underlying preferred stock. Interest expense also increased $0.4 million due to increased borrowings under our new credit facility.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. We have generated limited revenue to date and are in the early phases of commercial launch of our first FDA-approved product, ReSure Sealant. We have not yet commercialized any of our sustained drug delivery products, which are in various phases of clinical and preclinical development. We do not expect to generate revenue from sales of any product other than ReSure Sealant for several years, if at all. Through September 30, 2014, we have financed our operations primarily through private placements of our preferred stock, our IPO and borrowings under credit facilities. In July 2014, we closed our IPO, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs.

As of September 30, 2014, we had cash and cash equivalents of $80.9 million. In April 2014, we borrowed $15.0 million in aggregate principal amount under a new credit facility and used $1.9 million of this amount to repay $1.7 million aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. Until December 31, 2014, we can borrow an additional $5.0 million in aggregate principal amount under this credit facility, contingent upon our satisfaction of general borrowing conditions. The outstanding borrowings under this facility bear interest at an annual rate equal to 8.25%. See “—Contractual Obligations and Commitments” for additional information.

Cash Flows

As of September 30, 2014, we had cash and cash equivalents of $80.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash used in operating activities	$(14,870)	$(9,188)
Cash used in investing activities	(819)	(181)
Cash provided by financing activities	79,076	7,132

Net increase (decrease) in cash and cash equivalents	$63,387	$(2,237)

Operating activities. Net cash used in operating activities was $14.9 million for the nine months ended September 30, 2014, primarily resulting from our net loss of $20.7 million, partially offset by non-cash charges of $4.9 million and net cash provided by changes in our operating assets and liabilities of $0.9 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had minimal product revenue in the period. Our net non-cash charges during the nine months ended September 30, 2014 consisted primarily of $2.4 million of licensing and consultant fees paid in common stock and $1.7 million of stock-based compensation expense. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2014 consisted primarily of an increase in accounts payable and accrued expenses of $1.1 million and a decrease in accounts receivable of $0.2 million, partially offset by an increase in prepaid expenses and other current assets of $0.4 million and an increase in inventory of $0.1 million. The increase in prepaid expenses and other current assets, accounts payable and accrued expenses was due to increased research and development activities and the timing of vendor invoicing and payments. The decrease in accounts receivable was due to the collection of amounts related to our collaboration agreement.

Net cash used in operating activities was $9.2 million for the nine months ended September 30, 2013, primarily resulting from our net loss of $9.8 million, partially offset by non-cash charges of $0.6 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had no product revenue in the period. Our net non-cash charges during the nine months ended September 30, 2013 consisted primarily of $0.3 million of stock-based compensation expense and $0.3 million of depreciation expense.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 totaled $0.8 million and $0.2 million, respectively, primarily due to the purchases of property and equipment, primarily laboratory equipment and additional investment in a manufacturing clean room.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $79.1 million and $7.1 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted primarily of proceeds of $69.5 million, net of underwriters discount, related to our IPO, and $14.9 million from our new credit facility, under which we borrowed $15.0 million in aggregate principal amount in April 2014, partially offset by the payment of issuance costs of $3.0 million in connection with our IPO and the repayment of $2.3 million of outstanding principal and other amounts due in connection with our termination of a prior credit facility and repayments of principal prior to our termination of the credit facility. Net cash provided by financing activities in the nine months ended September 30, 2013 consisted primarily of net proceeds of $8.5 million from the issuance of our Series D-1 redeemable convertible preferred stock, partially offset by repayments of $1.4 million on our outstanding notes payable.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources focused on the launch of the ReSure Sealant, our first FDA-approved product.

Our expenses will also increase as we:

•	pursue the clinical development of our most advanced product candidates, the punctum plug candidates OTX-DP and OTX-TP;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for ReSure Sealant and any of our product candidates for which we obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of ReSure Sealant, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	operate as a public company.

We believe that our existing cash and cash equivalents, together with revenue from sales of ReSure Sealant and $5.0 million of additional borrowing capacity available to us under our credit facility, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements at least through the first half of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

In April 2014, we entered into a secured credit facility with Silicon Valley Bank and MidCap Financial SBIC, LP. The credit facility provides for borrowings of up to $20.0 million, of which we borrowed $15.0 million on the initial closing of the credit facility. Upon the completion of our IPO in July 2014, an additional $5.0 million became available to us under our credit facility. We can borrow this additional amount until December 31, 2014, contingent upon our satisfaction of other general borrowing conditions. The credit facility carries a fixed annual interest rate of 8.25% on outstanding borrowings. In addition, upon repayment of all outstanding amounts under the credit facility, we are required to make a payment in an amount equal to 3.75% of total borrowings during the term of the credit facility. In April 2014, we issued the lenders warrants to purchase 100,000 shares of our Series D-1 redeemable convertible preferred stock with an exercise price of $3.00 per share. Upon the closing of our IPO in July 2014, the preferred stock warrants became warrants to purchase an aggregate of 37,878 shares of our common stock with an exercise price of $7.92 per share. We will be required to issue an additional warrant or warrants to purchase shares of our common stock in connection with any additional borrowings we make under the credit facility. The value of such warrants will equal 2% of the amount of any additional borrowings. The credit facility provides for monthly, interest-only payments on outstanding borrowings until October 1, 2015. Thereafter, we are required to pay 30 consecutive, equal monthly installments of principal and interest through March 2018. There are no financial covenants associated with the credit facility. There are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making investments; and engaging in certain other business transactions. The obligations under the credit facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. The credit facility is secured by substantially all of our assets except for our intellectual property, which is subject to a negative pledge.

The following table summarizes our contractual obligations at September 30, 2014 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$2,754	$794	$1,567	$393	$—
Debt obligations	18,439	1,255	13,549	3,635	—

Total	$21,193	$2,049	$15,116	$4,028	$—

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this guidance will have on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2014, we had cash and cash equivalents of $80.9 million, primarily in money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $14.1 million for the year ended December 31, 2012, $13.3 million for the year ended December 31, 2013 and $20.7 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $81.5 million. Through September 30, 2014, we have financed our operations primarily through private placements of our preferred stock and borrowings under credit facilities. In July 2014, we completed an initial public offering, or IPO, of our common stock, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant, which was approved in January 2014 by the U.S. Food and Drug Administration, or FDA, to close clear corneal incisions following cataract surgery. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, beginning in the first quarter of 2014, commercialization of ReSure Sealant. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially if and as we:

•	pursue the clinical development of our most advanced product candidates, the punctum plug candidates OTX-DP and OTX-TP;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for ReSure Sealant and any of our product candidates for which we obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of ReSure Sealant, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	operate as a public company.

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

As of September 30, 2014, we had cash and cash equivalents of $80.9 million. In April 2014, we borrowed $15.0 million in aggregate principal amount under a new credit facility and used $1.9 million of this amount to repay $1.7 million of aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. We believe that our existing cash and cash equivalents, together with revenue from sales of ReSure Sealant and $5.0 million of additional borrowing capacity available to us under our credit facility, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements at least through the first half of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

In addition, in a Phase 2 clinical trial of OTX-DP that we recently completed in which we were evaluating OTX-DP for allergic conjunctivitis, OTX-DP met one of the efficacy measures, which was a mean difference between treatment groups of at least 0.5 units on a five point scale at day 14 for both ocular itching and conjunctival redness, but did not meet the other primary efficacy measure, which was a mean difference between treatment groups of at least 1.0 units on the five point scale. We plan to meet with the FDA to discuss the Phase 3 clinical trial design for OTX-DP for allergic conjunctivitis and the appropriate endpoints in any such trial. However, any changes we suggest for the design of a Phase 3 clinical trial as compared to the design for the completed Phase 2 clinical trial may not be acceptable to the FDA, including any change to the requirement to show a difference of 1.0 units between treatment groups for ocular itching and conjunctival redness. Moreover, we may not replicate in Phase 3 clinical testing the other favorable results we did observe in our completed Phase 2 clinical trial of OTX-DP for allergic conjunctivitis.

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

The FDA required two post-approval studies as a condition for approval of our premarket approval application, or PMA application, for ReSure Sealant. The first post-approval study, identified as the Clinical PAS, is to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant. The FDA has approved the protocol for the Clinical PAS, and we expect to begin enrollment in November 2014. We anticipate completing the Clinical PAS in two to three years. The second post-approval study, identified as the Device Exposure Registry, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of the ReSure Sealant. Following review of the data from these studies, any concerns raised by the FDA could lead to modifications in product labeling, the approved indication for use or negative publicity impacting our commercialization efforts. In addition, in order to use the Medicare database in the Device Exposure Registry, we will need to obtain a Medicare tracking or research code for ReSure Sealant. If a tracking or research code is not established for ReSure Sealant after our ongoing discussions with the FDA and the Centers for Medicare and Medicaid Services, we may not be able to complete the Device Exposure Registry. We are required to provide periodic reports to the FDA on the progress of each post-approval study until it is completed. Based on results of the post-approval studies, or if we are unable to complete the Device Exposure Registry, the FDA, among other things, could modify the product labeling with respect to ReSure Sealant to the extent the FDA has any concerns with respect to endophthalmitis that we are unable to address due to the lack of completion of the study. This would negatively affect our ability to commercialize ReSure Sealant.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2014, we had outstanding 21,322,433 shares of common stock. Of these shares, 15,572,433 shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold after the expiration of the applicable lock-up period, subject to volume, notice and manner of sale restrictions in the case of our affiliates. The remaining shares, including shares sold in our IPO, may be resold in the public market without restriction unless purchased by our affiliates. Moreover, holders of an aggregate of 12,534,898 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or, along with holders of an additional 89,708 shares of our common stock issuable upon exercise of warrants issued to our lenders, to include their shares in registration statements that we may file for ourselves or other stockholders. In August 2014, we registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates and the applicable lock-up agreements entered into in connection with our IPO.

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

For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies as described in the preceding risk factor. We may remain an emerging growth company until the end of the 2019 fiscal year, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any September 30 before that time or if we have annual gross revenues of $1 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non-convertible debt over a three-year period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold or issued by us during the three months ended September 30, 2014, that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, or SEC, under which exemption from registration was claimed.

Stock options and other equity awards

Between July 1, 2014 and August 18, 2014, we issued an aggregate of 768 shares of common stock upon the exercise of options for aggregate consideration of $933. On August 19, 2014, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and options and other awards issuable pursuant to our equity compensation plans.

The shares of common stock issued upon the exercise of stock options described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

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

We received aggregate net proceeds from the offering, including in connection with the exercise by the underwriters of their over-allotment option, of approximately $66.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. As of September 30, 2014, we have used approximately $3.1 million of the net proceeds from the offering as follows: $2.1 million for research and development costs, $0.3 million for sales and marketing costs, $0.4 million for general and administrative purposes, $0.1 million for capital spending, and $0.2 million to pay interest expense. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10 percent or more of our common stock, or to any affiliate of ours. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and money market funds backed by U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated as of July 24, 2014 filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: November 12, 2014	By:	/s/ Bradford Smith

Bradford Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.