Form 10-Q
period 2015-03-31
OCULAR THERAPEUTIX, INC
filed 2015-05-15
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 3, 2015 there were 21,439,308 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our plans to develop and commercialize our product candidates based on our proprietary bioresorbable hydrogel technology platform;

•	our ongoing and planned clinical trials, including our third Phase 3 clinical trial of OTX-DP for the treatment of ocular inflammation and pain following cataract surgery, our Phase 3 clinical trials of OTX-DP for the treatment of allergic conjunctivitis, our Phase 2 clinical trial of OTX-DP for inflammatory dry eye disease and our Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension;

•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for OTX-DP, OTX-TP and our other product candidates;

•	our commercialization of ReSure Sealant;

•	the potential advantages of ReSure Sealant and our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	the preclinical development of our anti-VEGF hydrogel depot for the treatment of wet age-related macular degeneration;

•	our estimates regarding the potential market opportunity for OTX-DP, OTX-TP, ReSure Sealant and our other product candidates;

•	our commercialization, marketing and manufacturing plans, capabilities and strategy;

•	our intellectual property position;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our plans to raise additional capital;

•	the impact of government laws and regulations; and

•	our competitive position.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ocular Therapeutix, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$12,523	$37,393
Marketable securities	54,900	37,435
Accounts receivable	352	329
Inventory	158	133
Prepaid expenses and other current assets	1,537	893

Total current assets	69,470	76,183
Property and equipment, net	1,799	1,782
Restricted cash	228	228

Total assets	$71,497	$78,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,195	$1,316
Accrued expenses	1,922	3,016
Deferred revenue	250	188
Notes payable, net of discount, current	2,860	1,354

Total current liabilities	7,227	5,874
Deferred rent, long-term	103	112
Notes payable, net of discount, long-term	12,094	13,511

Total liabilities	19,424	19,497

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 authorized at March 31, 2015 and December 31, 2014, no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; 21,428,571 and 21,333,507 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	149,077	148,122
Accumulated deficit	(97,006)	(89,428)

Total stockholders’ equity	52,073	58,696

Total liabilities and stockholders’ equity	$71,497	$78,193

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue:
Product revenue	$238	$27
Collaboration revenue	188	—

Total revenue:	426	27

Operating expenses:
Cost of product revenue	56	9
Research and development	4,719	4,958
Selling and marketing	870	310
General and administrative	1,894	1,575

Total operating expenses	7,539	6,852

Loss from operations	(7,113)	(6,825)

Other income (expense):
Interest income	40	1
Interest expense	(505)	(43)
Other income (expense), net	—	(141)

Total other expense, net	(465)	(183)

Net loss and comprehensive loss	(7,578)	(7,008)
Accretion of redeemable convertible preferred stock to redemption value	—	(6)

Net loss attributable to common stockholders	$(7,578)	$(7,014)

Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(2.45)

Weighted average common shares outstanding, basic and diluted	21,362,731	2,859,752

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,578)	$(7,008)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	921	503
Licensing and consultant fees paid in common stock	—	2,364
Non-cash interest expense	37	6
Depreciation and amortization expense	173	93
Revaluation of preferred stock warrants	—	141
Purchase of premium on marketable securities	17	—
Amortization of premium on marketable securities	18	—
Changes in operating assets and liabilities:
Accounts receivable from related party	—	(11)
Accounts receivable	(23)	(26)
Prepaid expenses and other current assets	170	(108)
Inventory	(25)	(87)
Accounts payable	153	304
Accrued expenses and deferred rent	(804)	(196)
Deferred revenue	62	—

Net cash used in operating activities	(6,879)	(4,025)

Cash flows from investing activities:
Purchases of property and equipment	(354)	(297)
Purchases of investments	(17,500)	—

Net cash used in investing activities	(17,854)	(297)

Cash flows from financing activities:
Proceeds from exercise of common stock options	34	21
Repayments of notes payable	—	(454)
Payments of insurance costs financed by a third-party	(171)	—

Net cash used in financing activities	(137)	(433)

Net decrease in cash and cash equivalents	(24,870)	(4,755)
Cash and cash equivalents at beginning of period	37,393	17,505

Cash and cash equivalents at end of period	$12,523	$12,750

Supplemental disclosure of cash flow information:
Cash paid for interest	$310	$46
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$6
Deferred offering costs included in accounts payable and accrued expenses	$—	$326
Additions to property and equipment included in accounts payable at balance sheet dates	$5	$69

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary hydrogel platform technology. The Company’s bioresorbable hydrogel based product candidates are designed to provide sustained delivery of therapeutic agents to the eye. Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of its products and product candidates and, beginning in the first quarter of 2014, commercializing ReSure Sealant. In the first quarter of 2014, the Company began recognizing revenue from sales of ReSure Sealant, which was approved in January 2014 by the U.S. Food and Drug Administration (“FDA”) as a product to close clear corneal incisions following cataract surgery.

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

As of March 31, 2015, the Company’s lead product candidates were in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company does not expect to generate meaningful revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations. If the Company is unable to raise capital when needed or on attractive terms, the Company could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. The Company believes that its existing cash and cash equivalents and marketable securities will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements at least through the first half of 2016.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

On July 30, 2014 the Company completed an initial public offering (“IPO”) of its common stock, through the issuance and sale of 5,000,000 shares of its common stock at a public offering price of $13.00 per share, resulting in net proceeds of approximately $57,337 after deducting underwriting discounts and other offering costs. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into 12,440,205 shares of the Company’s common stock and all outstanding warrants for the Company’s redeemable convertible preferred stock were automatically converted into warrants for the Company’s common stock. In August 2014, the underwriters of the Company’s IPO exercised their over-allotment option to purchase an additional 750,000 shares of common stock at the initial public offering price of $13.00 per share, less underwriting discounts, resulting in additional net proceeds of approximately $9,068 after deducting underwriting discounts (Note 8).

Unaudited Interim Financial Information

The balance sheet at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2015 and results of operations and cash flows for the three months ended March 31, 2015 and 2014 have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.

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

The Company had an inventory balance of $158 and $133, respectively, as of March 31, 2015 and December 31, 2014, which consisted primarily of raw materials.

Restricted Cash

As of March 31, 2015 and December 31, 2014, the Company held a certificate of deposit to collateralize a credit card account with its bank of $60. This amount is included in prepaid expenses and other current assets on the Company’s balance sheet. As of March 31, 2015 and December 31, 2014, the Company also held a certificate of deposit of $228, which is a security deposit for the lease of the Company’s corporate headquarters. The Company has classified this as long-term restricted cash on its balance sheet.

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

The Company’s cash equivalents and marketable securities at March 31, 2015 and December 31, 2014, were carried at fair value determined according to the fair value hierarchy described above (see Note 3). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s outstanding notes payable (see Note 7) approximates fair value (a level 2 fair value measurement), using a discounted cash flow analysis, reflecting discount rates currently available by the Company.

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. Fair value is determined based on quoted market prices. At March 31, 2015, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$10,022	$—	—	$10,022
Agency bonds	44,878	—	—	44,878

Total	$54,900	$—	$—	$54,900

At December 31, 2014, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$10,026	$—	$—	$10,026
Agency bonds	27,409	—	—	27,409

Total	$37,435	$—	$—	$37,435

At March 31, 2015 marketable securities consisted of investments that mature within one year.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on advancing its hydrogel therapeutic products exclusively for ophthalmology. All tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2015 and 2014, there was no difference between net loss and comprehensive loss.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options, unvested restricted common stock, common stock warrants and warrants for the purchase of redeemable convertible preferred stock. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted common stock.

Prior to the closing of the IPO, the Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Similarly, restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2015 and 2014.

The following common stock equivalents outstanding as of March 31, 2015 and 2014 were excluded from the computation of diluted net loss per share for the three months ended March 31, 2015 and 2014, because they had an anti-dilutive impact:

	As of March 31,
	2015	2014

Options to purchase common stock	2,151,729	1,443,781
Non-vested restricted stock	21,328	71,022
Warrants for the purchase of redeemable convertible preferred stock	—	51,830
Warrants for the purchase of common stock	18,939	—
Redeemable convertible preferred stock	—	12,440,205

Total options, warrants and redeemable convertible preferred stock exercisable or convertible into common stock and restricted stock	2,191,996	14,006,838

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In April 2015, the FASB proposed a one year delay in the effective date of ASU 2014-09, which was originally effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$12,461	$—	$12,461
Marketable securities:
United States treasury notes	—	10,022	—	10,022
Agency bonds	—	44,878	—	44,878

Total	$—	$67,361	$—	$67,361

	Fair Value Measurements as of December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$29,103	$—	$29,103
Agency bonds	—	7,599	—	7,599
Marketable securities:
United States treasury notes	—	10,026	—	10,026
Agency bonds	—	27,409	—	27,409

Total	$—	$74,137	$—	$74,137

As of March 31, 2015 and December 31, 2014, the Company’s cash equivalents that were invested in money market funds were valued based on Level 2 inputs. During the three months ended March 31, 2015, there were no transfers between Level 1 and Level 2.

4. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
Accrued compensation and related expenses	$615	$1,495
Accrued professional fees	252	338
Accrued research and development expenses	531	540
Accrued insurance	218	389
Accrued other	306	254

	$1,922	$3,016

As of March 31, 2015, the Company’s accrued insurance represents premiums for the period from July 2014 through June 2015 which the Company financed with a third-party.

5. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three month periods ended March 31, 2015 or 2014. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2015 and December 31, 2014, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2015 or December 31, 2014. As of March 31, 2015 and December 31, 2014, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2011 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

6. Feasibility Agreements

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

In October 2014, the Company entered into a feasibility agreement with a biotechnology company. Under this agreement, the biotechnology company will pay up to $700, of which $250 was a non-refundable payment due upon contract execution and $450 will be due upon the achievement of certain milestones. The Company is recognizing the non-contingent revenue of $250 on a straight-line basis over the twelve-month period expected to complete the Company’s performance obligations. If and when a contingent milestone payment is earned, the additional consideration to be received will be added to the total expected payments under the contract. As of March 31, 2015, the Company has recognized revenue of $250, has deferred revenue of $250 and has $250 in accounts receivable related to this agreement. In January 2015, the Company achieved the first milestone under the feasibility agreement triggering a payment due of $250. As of December 31, 2014, the Company had deferred revenue of $187 and had $250 in accounts receivable related to this agreement.

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

In April 2014, in connection with the Tranche 1 loan, the lenders received warrants to purchase 100,000 shares of the Company’s Series D-1 redeemable convertible preferred stock with an exercise price of $3.00 per share, which are exercisable until April 2021. The fair value of the warrants as of the issuance date totaling $326 was recorded as a preferred stock warrant liability. Of this amount, $290 was allocated to the 2014 Credit Facility and recorded as debt discount and $36 was allocated to the 2011 Modification Agreement and recorded as loss on extinguishment of debt (see below). Upon the closing of our IPO in July 2014, the preferred stock warrants became exercisable for 37,878 common stock warrants at an exercise price of $7.92 and the fair value of the warrant liability became fixed as of that date and was reclassified to additional paid-in capital. As of March 31, 2015, the effective annual interest rate of the outstanding debt under the 2014 Credit Facility was approximately 11%.

The terms of the 2014 Credit Facility required that the existing outstanding borrowings be repaid. Accordingly, on April 17, 2014, the Company used $1,898 of proceeds from the Tranche 1 loan to repay all amounts then due under the 2011 Modification Agreement, consisting of $1,667 of principal, $6 of interest and $225 of a final payment.

In the second quarter of 2014, the Company accounted for the termination of the 2011 Modification Agreement as an extinguishment in accordance with the guidance in ASC 470-50, Debt and the total amount of unamortized debt discount of $10 was reflected as a loss on extinguishment of debt and included in other expense within the statements of operations and comprehensive loss. Additionally, fees paid to the lenders that were allocated to the existing debt and treated as an extinguishment, inclusive of the value of warrants issued and debt issuance costs paid, totaling $47, was also reflected as a loss on extinguishment of debt included in other expense within the statements of operations and comprehensive loss.

As of March 31, 2015, the annual repayment requirements for the 2014 Credit Facility, inclusive of the final payment of $563 due at expiration, were as follows:

Year Ending December 31,	Principal	Interest and Final Payment	Total
2015	1,500	935	2,435
2016	6,000	902	6,902
2017	6,000	397	6,397
2018	1,500	583	2,083

	$15,000	$2,817	$17,817

8. Common Stock and Preferred Stock

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

9. Warrants

The Company’s outstanding preferred stock warrants for the purchase of 236,836 shares of preferred stock were converted to warrants for the purchase of 89,708 shares of common stock at a weighted average exercise price of $6.32 per share. During the three month ended March, 31, 2015, warrants covering 70,769 shares were exercised via net share settlement and the Company issued 53,852 shares of common stock as a result of the exercise. Warrants for the purchase of 18,939 shares of common stock remain outstanding at March 31, 2015 at a weighted average exercise price of $7.92 per share.

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

2014 Stock Incentive Plan

On June 19, 2014, the Company’s stockholders approved the 2014 Plan, which became effective immediately prior to the closing of the Company’s IPO on July 30, 2014. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares originally reserved for issuance under the 2014 Plan, inclusive of shares from the 2006 Plan, was 1,336,907. On December 23, 2014, the board of directors adopted a resolution to increase the number available under the 2014 Plan by an additional 790,000 shares effective as of January 1, 2015. As of March 31, 2015, 1,501,730 shares remain available for issuance under the 2014 Plan. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors.

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

2014 Employee Stock Purchase Plan

On June 19, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). A total of 207,402 shares of common stock are reserved for issuance under this plan. The ESPP became effective immediately prior to the closing of the Company’s IPO on July 30, 2014. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. The Company’s first offering period commenced October 1, 2014 and closed on December 31, 2014 at which time 5,395 shares of common stock were issued for total proceeds of $64. On December 23, 2014, the board of directors adopted a resolution to increase the number of authorized under the ESPP by an additional 25,000 shares effective as of January 1, 2015. As of March 31, 2015, 227,007 shares of common stock remain available for issuance

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to the Company’s IPO in July 2014, the Company had been a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Three months ended March 31,
	2015	2014
Risk-free interest rate	1.62%	2.29%
Expected term (in years)	6.00	6.00
Expected volatility	72.0%	77.0%
Expected dividend yield	0%	0%

As of March 31, 2015, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 7,931 shares of common stock.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended March 31,
	2015	2014
Research and development	$302	$30
Selling and marketing	63	4
General and administrative	556	469

	$921	$503

As of March 31, 2015, the Company had an aggregate of $14,065 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.5 years.

11. Commitments and Contingencies

Leases

The Company leases office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under non-cancelable operating leases that expire in June 2017 and June 2018.

Future minimum lease payments for its operating leases as of March 31, 2015 are as follows:

Years Ending December 31,
2015	$604
2016	820
2017	676
2018	262

Total	$2,362

During the three months ended March 31, 2015 and 2014, the Company recognized $195 and $111, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 12) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through March 31, 2015, royalties payable under this agreement related to product sales were not material.

On February 12, 2014, the Company issued to Incept 189,393 shares of its common stock in connection with the expansion of the scope of the license to include back-of-the-eye technology held by Incept (Note 12).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2014 or March 31, 2015.

Purchase Commitments

Purchase commitments represent non-cancelable contractual commitments associated with certain clinical trial activities within our clinical research organization.

Manufacturing Commitments

These contracts generally provide for termination on notice, and therefore are cancelable contracts but are contracts that we are likely to continue, regardless of the fact that they were cancellable.

12. Related Party Transactions

The Company has a license agreement with Incept to use and develop certain patent rights that it entered into in 2007. Royalties incurred and payable to Incept have not been material to date. On February 12, 2014, the Company issued 189,393 shares of its common stock to Incept in connection with the expansion of the scope of the Incept License to include back-of-the-eye technology held by Incept. In the three months ended March 31, 2014, the fair value of the shares of $1,665 as of the issuance date was recorded as research and development expense. Incept and certain owners of Incept participated in the Company’s Series A, Series B and Series C preferred stock financing and have also been granted shares of common stock and redeemable convertible preferred stock of the Company. In addition, certain employees of the Company are shareholders of Incept. The Company’s President and Chief Executive Officer is a general partner of Incept.

On February 12, 2014, the Company issued 79,545 shares of common stock to a former member of the Company’s board of directors and current stockholder of Incept for consulting services rendered. In the three months ended March 31, 2014, the fair value of the shares of $699 as of the issuance date was recorded as general and administrative expense.

During the three months ended March 31, 2015, the Company invoiced Augmenix, Inc. (“Augmenix”) $5 for consulting and other services. During the three months ended March 31, 2014, the Company invoiced Augmenix $67 for consulting and other services. Certain shareholders of Augmenix were holders of the Company’s redeemable convertible preferred stock and common stock which is now entirely common stock. In addition, certain employees of the Company are shareholders of Augmenix. The Company’s President and Chief Executive Officer was also the Chief Executive Officer of Augmenix up until April 2014. Through March 31, 2015, the Company’s President and Chief Executive was the Chairman of the board of directors of Augmenix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by the forward-looking statements contained in the following discussion and analysis.

We are a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary hydrogel platform technology. Our bioresorbable hydrogel based product candidates are designed to provide sustained delivery of therapeutic agents to the eye. Our lead sustained release drug delivery product candidates are OTX-DP and OTX-TP which are inserted into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose. Our OTX-DP and OTX-TP product candidates combine our hydrogel technology with U.S. Food and Drug Administration, or FDA, approved therapeutic agents with the goal of providing sustained delivery of drug to the eye. We also have a hydrogel based drug delivery depot, which is in preclinical development for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD. Our hydrogel depot is designed to be delivered via intravitreal injection to release therapeutic agents, such as antibodies to vascular endothelial growth factor, or VEGF, over a sustained period. In addition to our ongoing product development, we have launched our first commercial product, ReSure Sealant, a hydrogel based ophthalmic wound sealant approved by the FDA in January 2014 to seal corneal incisions following cataract surgery. ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

Our most advanced product candidate, OTX-DP, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient in our hydrogel and is in Phase 3 clinical development for the treatment of ocular inflammation and pain following cataract surgery. We recently reported topline results from two Phase 3 clinical trials for this indication. Although we have been conducting our Phase 3 clinical trials of OTX-DP in patients who have undergone cataract surgery, these trials are intended to support a label for all post-surgical ocular inflammation and pain. In the first Phase 3 clinical trial, OTX-DP met both primary efficacy endpoints, absence of pain at day 8 and absence of inflammatory cells at day 14, with statistical significance. In this first Phase 3 clinical trial, 33.7% of OTX-DP treated patients showed an absence of inflammatory cells in the anterior chamber of the study eye on day 14 following drug product insertion, compared to 14.6% of those receiving placebo vehicle control punctum plug (p=0.0015). In addition, 76.1% of patients receiving OTX-DP reported absence of pain in the study eye on day 8 following insertion of the drug product, compared to 36.1% of those receiving placebo vehicle control punctum plug (p< 0.0001). In the second Phase 3 clinical trial, OTX-DP met one of the two primary efficacy endpoints. In this second Phase 3 clinical trial, 77.5% of patients receiving OTX-DP reported an absence of pain in the study eye on day 8 following insertion of the drug product, compared to 58.8% of those receiving placebo vehicle control punctum plug, a difference which was statistically significant (p=0.0025). However, 39.4% of OTX-DP-treated patients showed an absence of inflammatory cells in the anterior chamber of the study eye on day 14 following drug product insertion, compared to 31.3% of those receiving placebo vehicle control punctum plug , a difference which was not statistically significant (p=0.2182).

The secondary efficacy endpoints for the Phase 3 clinical trials have also been evaluated. In the first Phase 3 clinical trial, statistically significant differences were seen for the absence of pain at days 2, 4, 14 and 30 in the OTX-DP treatment group compared to the placebo group. Statistically significant differences were seen for the absence of inflammatory cells at day 30 in the OTX-DP treatment group compared to the placebo group. There were no statistically significant differences seen in the secondary endpoint for absence of inflammatory cells at the other time points in the OTX-DP treatment group in the first Phase 3 trial. Statistically significant differences were seen for the absence of flare at day 8, day 14 and day 30 but not at day 2 or day 4. In the second Phase 3 clinical trial, a similar proportion of patients in the OTX-DP treatment group and the placebo group were observed to have an absence of inflammatory cells at days 2, 4, 8, 14 and 30. A statistically significant difference between treatment groups was not seen for the absence of inflammatory cells until day 60, at which time a greater proportion of patients in the OTX-DP group compared to the placebo group were observed to have an absence of inflammatory cells. Statistically significant differences were seen for the absence of pain at all post-operative visits (days 2, 4, 8, 14, 30 and 60) in the OTX-DP treatment group compared to the placebo group. There were no ocular or treatment related serious adverse events in the OTX-DP treatment group in either of the two Phase 3 clinical trials. There were two serious adverse events in the OTX-DP treatment group in the first Phase 3 clinical trial (1.2% incidence), compared with three serious adverse events in the placebo group (3.6% incidence). There were two serious adverse events in the OTX-DP treatment group in the second Phase 3 clinical trial (1.3% incidence), compared with three serious adverse events in the placebo group (3.8% incidence). Overall, the rate of adverse events in the treated group was lower than in the placebo group.

We met with the FDA in April 2015 to discuss the path forward for seeking marketing approval of OTX-DP for the treatment of ocular inflammation and pain following ophthalmic surgery. In our meeting with the FDA, we discussed the following in an effort to gain clarity regarding related clinical and regulatory matters. We proposed that we proceed with an NDA submission solely for an ocular pain indication using the existing pain data from our completed Phase 2 and Phase 3 clinical trials. We discussed a potential third Phase 3 clinical trial for the inflammation endpoint and believe that it will be required to support the potential labeling expansion of OTX-DP’s indications for use. We plan to initiate this third Phase 3 clinical trial for OTX-DP for the treatment of post-surgical ocular inflammation and pain in the second half of 2015. We expect to enroll approximately 340 patients in this trial, with patients randomized in a 1:1 ratio to receive either OTX-DP or placebo. We plan to make modifications to the design of this third Phase 3 clinical trial compared to our two completed Phase 3 clinical trials of OTX-DP based on our learnings from these prior trials. These modifications relate to factors we believe impacted the results of the second Phase 3 clinical trial, including the use of rescue medications in patients with mild inflammation at the day 8 visit and the use of high dose oral non-steroidal anti-inflammatory drugs, or NSAIDs. In the third Phase 3 clinical trial we plan to exclude patients receiving high doses of NSAIDs, such as Naproxen, and to provide additional guidance to study investigators regarding the use of rescue medications per the study protocol. Subject to confirmation of our plans with the FDA, we expect to submit an NDA for OTX-DP solely for the treatment of ocular pain following ophthalmic surgery in the second half of 2015. If the results of our third Phase 3 clinical trial of OTX-DP are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for OTX-DP for the treatment of ocular inflammation following ophthalmic surgery.

In addition, we completed a Phase 2 clinical trial of OTX-DP for the treatment of allergic conjunctivitis in November 2014 and based on encouraging results from this trial expect to initiate two Phase 3 clinical trials of OTX-DP for this indication in the middle of 2015. We also initiated an exploratory Phase 2 clinical trial of OTX-DP for the treatment of inflammatory dry eye disease in January 2015. We expect to complete this trial in the fourth quarter of 2015 and then assess the future direction of the clinical development of this product candidate based on these results.

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog that reduces elevated intraocular pressure, as an active pharmaceutical ingredient in our hydrogel. We completed a Phase 2a clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in May 2014 and initiated a Phase 2b clinical trial of OTX-TP for this indication in November 2014. As of April 30, 2015, we had enrolled 66 patients of the planned 80 patients in this Phase 2b clinical trial of OTX-TP. We expect to complete enrollment of this trial in the third quarter of 2015, with topline efficacy data expected to be available in the fourth quarter of 2015.

We are engaged in the preclinical development of a sustained release hydrogel depot administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our sustained release hydrogel depot in combination with anti-VEGF compounds for the treatment of wet AMD. Our initial goal for this program is to provide sustained release of an anti-VEGF compound over a four to six month period, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD.

We are collaborating on this program with several different pharmaceutical companies using protein based anti-VEGF agents and are also conducting our own internal preclinical development with a current focus on the anti-VEGF agent bevacizumab. We are also exploring the delivery of small molecule drugs, such as tyrosine-kinase inhibitors, or TKIs, in our hydrogel depot and have been researching the optimal candidates for this program. We have narrowed our search down to several candidates, based on the following criteria: (1) inhibition of VEGF-R2 and PDGF-Rß, (2) avoidance of toxicity through limited inhibition of off target kinases, (3) compatibility with our hydrogel platform technology and (4) timing of expiration of relevant patents, thus avoiding the need to license these molecules. We may seek to move forward on delivery of a small molecule on our own in parallel with a protein based anti-VEGF delivery program, which may require the involvement of a collaboration partner. We plan to continue working with our pharmaceutical company partners on development efforts and exploring potential business development deal structures as well as advancing our internal development efforts on our sustained release hydrogel depot for the treatment of back of the eye diseases.

We were incorporated and commenced operations in September 2006, and our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of our products and product candidates and, beginning in the first quarter of 2014, commercializing ReSure Sealant. From our inception through March 31, 2015, we have financed our operations primarily through private placements of our preferred stock with aggregate gross proceeds of $74.2 million, an initial public offering of our common stock with net proceeds to us of $66.4 million and borrowings under credit facilities totaling $22.7 million, of which we had repaid $7.7 million through March 31, 2015.

We have generated limited revenue to date. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant. We also have recognized revenues from early stage feasibility agreements with collaborative partners, which have been limited to date. All of our sustained release drug delivery products are in various phases of clinical and preclinical development. We do not expect sales of ReSure Sealant or existing collaboration agreements to generate revenue that is sufficient for us to achieve profitability. Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of OTX-DP and OTX-TP. Since inception, we have incurred significant operating losses. Our net loss was $7.6 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $97.0 million.

Our total operating expenses were $7.5 million for the three months ended March 31, 2015, including $0.9 million in non-cash stock-based compensation expense. We anticipate that our operating expenses will increase substantially as we pursue the clinical development of our most advanced product candidates, OTX-DP and OTX-TP, continue the research and development of our other product candidates, continue the internal development of our hydrogel depot for the sustained delivery of anti-VEGF drugs for the treatment of wet AMD and other back-of-the-eye diseases and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to continue to incur additional expenses for product manufacturing, sales, marketing and distribution for ReSure Sealant and any of our product candidates for which we obtain marketing approval. In addition, we will incur additional costs associated with operating as a public company.

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

In July 2014, we completed an initial public offering, or IPO, of our common stock, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. We believe that our existing cash and cash equivalents and marketable securities, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements at least through the first half of 2016. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through March 31, 2015, we have generated limited amounts of revenue from the sales of our products. Our ReSure Sealant product received premarket approval, or PMA, from the FDA in January 2014. We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for the remainder of 2015. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

In September 2013, we entered into a feasibility agreement with a biopharmaceutical company relating to our intravitreal hydrogel based drug delivery depot. Under this agreement, the biopharmaceutical company agreed to pay us up to $0.5 million under this feasibility study. In the event that the agreement is terminated in advance of the achievement of certain milestones, we would be required to refund certain portions of the funding based on the actual work completed or milestones achieved as of the date of termination. In the fourth quarter of 2014, the Company completed the task related to the first milestone at which time the $0.3 million became non-refundable. The biopharmaceutical company has indicated that they will not proceed with the second phase of the agreement. The Company does not have any further obligations in connection with this agreement.

In October 2014, we entered into a feasibility agreement with a biotechnology company relating to our intravitreal hydrogel based drug delivery depot. Under this agreement, the biotechnology company has agreed to pay us up to $0.7 million, of which $0.3 million was a non-refundable up-front payment due upon contract execution and $0.4 million will be due upon the achievement of certain milestones. We are recognizing the non-refundable, non-contingent up-front payment of $0.3 million as revenue on a straight-line basis over the twelve-month period in which we are expected to complete our performance obligations. If and when a contingent milestone payment is earned, the additional consideration to be received will be added to the total expected payments under the contract and recognized as revenue based on the proportional performance methodology. In January 2015, we achieved the first milestone under the feasibility agreement triggering a payment due of $0.3 million. As of March 31, 2015, the Company has recognized revenue of $0.3 million related to this agreement.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

ReSure Sealant	$51	$18
OTX-DP for post-surgical ocular inflammation and pain	661	197
OTX-DP for allergic conjunctivitis	100	559
OTX-TP for glaucoma	554	236
Unallocated expenses	3,353	3,948

Total research and development expenses	$4,719	$4,958

Our research and development expense in the first quarter of 2014 included approximately $1.7 million in a one-time, non-cash expense in connection with a license fee paid in the form of stock. We expect that our expenses will increase substantially in connection with our ongoing activities including costs related to clinical trials and other research and development activities for our OTX-DP and OTX-TP product candidates and other research and development activities.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include facility-related costs and professional fees for legal, patent, consulting and accounting and audit services. Additionally, in the third quarter of 2014, we began to incur increased professional fees and insurance expense associated with operating as a public company.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as advertising and promotion costs. Through December 31, 2014, we incurred selling and marketing expenses in connection with our first-generation surgical sealant product. In addition, we invested in sales and marketing resources in anticipation of an earlier approval of our surgical sealant product in the United States than we ultimately received from the FDA, as a result of a change in designation from a 510(k) to a PMA regulatory path. During the three months ended March 31, 2015, we incurred selling and marketing expense in connection with ReSure Sealant, which we commercialized for the first time during 2014.

We expect selling and marketing expenses to increase in preparation for the commercial launch of our OTX-DP product candidate for the treatment of ocular inflammation and pain following cataract surgery, subject to approval by the FDA.

Other Income (Expense)

Interest Income. Interest income consists primarily of interest income earned on cash and cash equivalents and marketable securities. In 2014, our interest income was not significant due to nominal cash and investment balances and low interest earned on invested balances. We anticipate that our interest income will be higher in 2015 due to increased cash balances.

Interest Expense. Interest expense consists of interest expense on our debt. We borrowed $15.0 million in aggregate principal amount in April 2014 with an interest only period that has been extended through September 2015.

Other Income (Expense), Net. In 2014, other income (expense), net consisted primarily of the gain or loss associated with the change in the fair value of our preferred stock warrant liability and small amounts of miscellaneous income and expense items unrelated to our core operations. We issued warrants for the purchase of our redeemable convertible preferred stock that we believed were financial instruments that could require a transfer of assets because of the redemption feature of the underlying stock. Therefore, we classified these warrants as liabilities and they were remeasured to fair value at each reporting period, and we recorded the changes in the fair value as a component of other income (expense), net. Upon the closing of our IPO in July 2014, the underlying redeemable convertible preferred stock was converted into common stock, the preferred stock warrants became exercisable for common stock instead of preferred stock, and the fair value of the warrant liability became fixed as of that date and was reclassified to additional paid-in capital. In 2015, other income (expense), net consists of small amounts of miscellaneous income and expense items unrelated to our core operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. During the three months ended March 31, 2015, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K with the Securities and Exchange Commission, or SEC, on March 20, 2015 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	(in thousands)

Revenue:
Product revenue	$238	$27	$211
Collaboration revenue	188	—	188

Total revenue	426	27	399

Operating expenses:
Cost of product revenue	56	9	47
Research and development	4,719	4,958	(239)
Selling and marketing	870	310	560
General and administrative	1,894	1,575	319

Total operating expenses	7,539	6,852	687

Loss from operations	(7,113)	(6,825)	(288)

Other income (expense):
Interest income	40	1	39
Interest expense	(505)	(43)	(462)
Other income (expense), net	—	(141)	141

Total other expense, net	(465)	(183)	(282)

Net loss	$(7,578)	$(7,008)	$(570)

Revenue

We generated $0.2 million of revenue from our collaboration agreements during the three months ended March 31, 2015. We generated $0.2 million of revenue during the three months ended March 31, 2015 from sales of our ReSure Sealant product compared to minimal revenue for the three months ended March 31, 2014. We received FDA approval in January 2014 for ReSure Sealant.

Research and Development Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$51	$18	$33
OTX-DP for post-surgical ocular inflammation and pain	661	197	464
OTX-DP for allergic conjunctivitis	100	559	(459)
OTX-TP for glaucoma	554	236	318
Unallocated expenses:
Personnel costs (including stock-based compensation)	2,187	1,334	853
All other costs	1,166	2,614	(1,448)

Total research and development expenses	$4,719	$4,958	$(239)

Research and development expenses was $4.7 million for the three months ended March 31, 2015, compared to $4.9 million for the three months ended March 31, 2014 or a decrease of $0.2 million. In the three months ended March 31, 2014, the Company recorded a one-time, non-cash expense of $1.7 million in connection with a license fee paid in the form of stock which is included in unallocated other costs. Excluding the $1.7 million expense recorded in the three months ended March 31, 2014, research and development costs increased by $1.4 million primarily as a result of an increase of $0.3 million in costs incurred in connection with the clinical trials of our OTX-DP product candidate for the treatment of ocular inflammation and pain following cataract surgery, our OTX-DP product candidate for the treatment of allergic conjunctivitis and our OTX-TP product candidate for the treatment of glaucoma and an increase of $0.8 million in unallocated personnel costs.

For the three months ended March 31, 2015, we incurred $1.3 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.1 million for our OTX-DP product candidate for the treatment of ocular inflammation and pain following cataract surgery which was in Phase 3 clinical trials, $0.1 million for our OTX-DP product candidate for the treatment of allergic conjunctivitis which is expected to enter Phase 3 clinical trials in the middle of 2015 and $0.2 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which is also in Phase 2b clinical trials. In comparison, for the three months ended March 31, 2014, we incurred $1.0 million in direct research and development expenses for our punctum plug product candidates, including $0.6 million for clinical trials of OTX-DP for the treatment of allergic conjunctivitis, $0.2 million for our Phase 2 clinical trial of our OTX-TP product candidate for the treatment of glaucoma, and $0.2 million for the first of our two Phase 3 clinical trials of OTX-DP for the treatment of ocular inflammation and pain following cataract surgery. Personnel costs increased by $0.2 million due to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense.

Selling and Marketing Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$343	$132	$211
Professional, advertising and promotion costs	406	123	283
Facility related and other	121	55	66

Total selling and marketing expenses	$870	$310	$560

Selling and marketing expenses were $0.9 million for the three months ended March 31, 2015, compared to $0.3 million for the three months ended March 31, 2014. The increase of $0.6 million was primarily due to an increase of $0.2 million in personnel costs relating to additional hirings, an increase of $0.3 million in professional fees including consulting, recruiting and advertising and promotion costs relating to the ReSure Sealant, and an increase of $0.1 million in facility related and other costs.

General and Administrative Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$1,199	$641	$558
Professional, insurance and consultant fees	488	804	(316)
Facility related and other	207	130	77

Total general and administrative expenses	$1,894	$1,575	$319

General and administrative expenses were $1.9 million for the three months ended March 31, 2015, compared to $1.6 million for the three months ended March 31, 2014. The increase of $0.3 million was primarily due to a $0.6 million increase in personnel related costs and an increase of $0.1 million in facility related and other costs, offset by a decrease of $0.3 million in professional, insurance and consultant fees. Our personnel related costs increased due primarily to an increase in stock-based compensation expense of $0.1 million as well as hiring in our general and administrative function to support our operating as a public company. Professional, insurance and consultant fees decreased primarily to the decrease in consulting fees of $0.7 million recorded in 2014 in connection with consulting services rendered by a former member of our board of directors and current stockholder of Incept, which we paid by the issuance of 79,545 fully vested shares of our common stock for a payment having a fair value at the time of issuance of $0.7 million in addition to increased activities to support our operating as a public company including legal services and additional insurance requirements. Facility and other costs increased primarily due to general expense increases and to increased rent due to additional space under our amended lease.

Other Income (Expense), Net

Other expense, net was $0.5 million for the three months ended March 31, 2015, compared to $0.2 million for the three months ended March 31, 2014. The net increase of $0.3 million was due primarily to an increase in interest expense of $0.4 million due to increased borrowings under our new credit facility. In 2014, other expense increased by $0.1 million due to our adjustment for the fair value of the liability for our preferred stock warrants due to the increase in the value of the underlying preferred stock in 2014.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. We have generated limited revenue to date and are in the early phases of commercial launch of our first FDA-approved product, ReSure Sealant. We have not yet commercialized any of our sustained drug delivery products, which are in various phases of clinical and preclinical development. We do not expect to generate revenue from sales of any product other than ReSure Sealant for several years, if at all. Through March 31, 2015, we have financed our operations primarily through private placements of our preferred stock, our IPO and borrowings under credit facilities. In July 2014, we closed our IPO, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs.

As of March 31, 2015, we had cash and cash equivalents and marketable securities of $67.4 million. In April 2014, we borrowed $15.0 million in aggregate principal amount under a new credit facility and used $1.9 million of this amount to repay $1.7 million aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. The outstanding borrowings under this facility bear interest at an annual rate equal to 8.25%. See “—Contractual Obligations and Commitments” for additional information.

Cash Flows

As of March 31, 2015, we had cash and cash equivalents and marketable securities of $67.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash used in operating activities	$(6,879)	$(4,025)
Cash used in investing activities	(17,854)	(297)
Cash used in financing activities	(137)	(433)

Net decrease in cash and cash equivalents	$(24,870)	$(4,755)

Operating activities. Net cash used in operating activities was $6.9 million for the three months ended March 31, 2015, primarily resulting from our net loss of $7.6 million and net cash used by changes in our operating assets and liabilities of $0.4 million partially offset by non-cash charges of $1.2 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had minimal product revenue in the period. Our net non-cash charges during the three months ended March 31, 2015 consisted and primarily of $0.9 million of stock-based compensation expense. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2015 consisted primarily of a decrease in accounts payable and accrued expenses of $0.7 million and an increase in prepaid expenses and other current assets of $0.2 million. The changes in prepaid expenses and other current assets, accounts payable and accrued expenses was due to timing of vendor invoicing and payments.

Net cash used in operating activities was $4.0 million for the three months ended March 31, 2014, primarily resulting from our net loss of $7.0 million and cash used in our operating assets and liabilities of $0.1 million, partially offset by non-cash charges of $3.1 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had minimal product revenue in the period. Our net non-cash charges during the three months ended March 31, 2014 consisted primarily of $2.4 million of licensing and consultant fees paid in common stock and $0.5 million of stock-based compensation expense. Net cash used for changes in our operating assets and liabilities during the three months ended March 31, 2014 consisted primarily of an increase in inventories of $0.1 million, representing the initial capitalization of inventories purchased following the approval of ReSure Sealant, an increase in prepaid expenses and other current assets of $0.1 million and a decrease of $0.2 million in accrued expenses, primarily due to the payment of accrued bonuses, all of which were partially offset by an increase of $0.3 million in accounts payable. The increase in accounts payable was due to the timing of vendor invoicing and payments.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2015 and 2014 totaled $17.9 million and $0.3 million, respectively. For the three months ended March 31, 2015, net cash used is primarily due to the purchase of marketable securities of $17.5 million. For the three months ended March 31, 2015 and 2014, the purchases of property and equipment, primarily laboratory equipment and additional investment in a manufacturing clean room was $0.4 million and $0.3 million respectively.

Financing activities. Net cash provided used for financing activities for the three months ended March 31, 2015 and 2014 was $0.1 million and $0.4 million, respectively. Net cash used by financing activities for the three months ended March 31, 2015 consisted primarily of payments of insurance costs financed by a third party offset by proceeds from the exercise of common stock options. Net cash used by financing activities for the three months ended March 31, 2014 consisted primarily of repayments of note payable offset by proceeds from the exercise of common stock options.

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

Since our inception in 2006, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2014, we had federal net operating loss carryforwards of $39.2 million, which begin to expire in 2026, and state net operating loss carryforwards of $36.9 million, which began to expire in 2030. As of December 31, 2014, we also had federal research and development tax credit carryforwards of $1.8 million and state research and development tax credit carryforwards $1.2 million, which begin to expire in 2026 and 2024, respectively. We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize our tax carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

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

Purchase commitments represent non-cancelable contractual commitments associated with certain clinical trial activities with our CRO’s.

Manufacturing commitments generally provide for termination on notice, and therefore are cancelable contracts but are contracts that we are likely to continue, regardless of the fact that they are cancellable.

In the table below, we set forth our enforceable and legally binding obligations and future commitments at March 31, 2015, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they maybe cancellable at March 31, 2015. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

The following table summarizes our contractual obligations at March 31, 2015 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$2,362	$807	$1,424	$131	$—
Purchase commitments	7,653	7,653	—	—	—
Manufacturing commitments	2,100	2,100	—	—	—
Debt obligations	17,817	4,206	13,611	—	—

Total	$29,932	$14,766	$15,035	$131	$—

We enter into contracts in the normal course of business with to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In April 2015, the FASB proposed a one year delay in the effective date of ASU 2014-09, which was originally effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2015, we had cash and cash equivalents and marketable securities of $67.4 million, which consisted of money market funds, United States treasury notes and government agency notes. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $13.3 million for the year ended December 31, 2013, $28.7 million for the year ended December 31, 2014 and $7.6 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $97.0 million. Through March 31, 2015, we have financed our operations primarily through private placements of our preferred stock and borrowings under credit facilities. In July 2014, we completed an initial public offering, or IPO, of our common stock, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant, which was approved in January 2014 by the U.S. Food and Drug Administration, or FDA, to close clear corneal incisions following cataract surgery. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, beginning in the first quarter of 2014, commercialization of ReSure Sealant. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

As of March 31, 2015, we had cash and cash equivalents and marketable securities of $67.4 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements at least through the first half of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•	requiring us to dedicate a substantial portion of cash and cash equivalents and marketable securities to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	obligating us to negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, encumbering our intellectual property, incurring indebtedness or liens, paying dividends, making investments and engaging in certain other business transactions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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

We have devoted a significant portion of our financial resources and business efforts to the development of our punctum plug product candidates for diseases and conditions of the front of the eye. In particular, we are investing substantial resources to complete the development of OTX-DP for post-surgical ocular inflammation and pain, allergic conjunctivitis and inflammatory dry eye disease and OTX-TP for glaucoma. We cannot accurately predict when or if any of our punctum plug product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing one or both of OTX-DP and OTX-TP.

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

In general, the FDA requires product evaluation in a statistically significant patient population to evidence safety and two adequate, well controlled clinical trials demonstrating effectiveness for marketing approval. In a Phase 2 clinical trial of OTX-DP that we completed in 2013 in which we were evaluating OTX-DP for ocular inflammation and pain following cataract surgery, OTX-DP did not meet the primary efficacy endpoint for inflammation with statistical significance at the pre-specified time point at day 8. However, we did achieve statistical significance for this inflammation endpoint at days 14 and 30. Accordingly, we measured the primary efficacy endpoint for inflammation in our two completed Phase 3 clinical trials of OTX-DP at day 14. In the first of these two Phase 3 clinical trials, OTX-DP met both primary endpoints with statistical significance. However, in the second Phase 3 clinical trial, OTX-DP met only one of the two primary efficacy endpoints with statistical significance. In this second trial, OTX-DP did not meet the primary endpoint relating to absence of inflammatory cells in the study eye at day 14. We plan to proceed with an NDA submission for OTX-DP solely for an ocular pain indication using the existing pain data from our completed Phase 2 and Phase 3 clinical trials. Prior to submitting this NDA, we will need to complete process validation, obtain stability data for 12 months and finalize the clinical study report containing complete efficacy and safety data, which could take longer than we currently expect.

We also plan to conduct a third Phase 3 clinical trial to support the potential labeling expansion of OTX-DP’s indications for use to include inflammation. We plan to make modifications to the design of this third Phase 3 clinical trial compared to our two completed Phase 3 clinical trials of OTX-DP based on our learnings from these prior trials. However, these modifications may not have the intended effect or yield favorable trial results. If the results of our third Phase 3 clinical trial of OTX-DP are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for OTX-DP for the treatment of ocular inflammation following ophthalmic surgery. Although we believe our planned approach for seeking marketing approval of OTX-DP is supported by our discussions with the FDA, we have not received further confirmation from the FDA regarding our plans. The FDA could subsequently advise us not to proceed with the NDA submission, fail to accept our NDA for filing or not grant marketing approval of OTX-DP for the pain indication until we obtain favorable results from the third Phase 3 clinical trial on both primary efficacy endpoints, or at all.

In addition, in a Phase 2 clinical trial of OTX-DP that we recently completed in which we were evaluating OTX-DP for allergic conjunctivitis, OTX-DP met one of the two primary efficacy measures. The OTX-DP treatment group achieved a mean difference compared to the vehicle control group of more than 0.5 units on a five point scale on day 14 for all three time points measured in a day for both ocular itching and conjunctival redness. The OTX-DP group did not achieve a mean difference compared to the vehicle control group of 1.0 unit for the majority of the three time points measured on day 14 for either ocular itching or conjunctival redness. We met with the FDA in December 2014 to discuss the Phase 3 clinical trial design for OTX-DP for allergic conjunctivitis and the appropriate endpoints. Based on this meeting with the FDA, we plan to include the same efficacy measures, but measured at different timepoints, as those used in our Phase 2 clinical trial, including at least a 0.5 unit mean difference between the treatment group and the placebo group at day 7 at all three time points for both ocular itching and conjunctival redness and at least a 1.0 unit difference between the treatment group and the placebo group at day 7 at the majority of time points for both ocular itching and conjunctival redness. These changes may not have the intended effect or yield favorable trial results. Additionally, we may not replicate in Phase 3 clinical testing the other favorable results we did observe in our completed Phase 2 clinical trial of OTX-DP for allergic conjunctivitis.

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

The protocols for our clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States. For our punctum plug product candidates, we have typically conducted our initial and earlier stage clinical trials outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our punctum plug product candidates in the United States. The FDA, however, could require us to conduct additional studies or require us to modify our planned pivotal clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated. For example, in connection with our initial development of ReSure Sealant, in June 2010 the FDA requested that we withdraw an application that we had submitted under Section 510(k) of the Food, Drug and Cosmetic Act, or FDCA, for the marketing of an earlier version of ReSure Sealant as an ocular bandage because the FDA believed that the technical characteristics of the earlier version of ReSure Sealant were not substantially equivalent to a predicate device. In particular, unlike predicate devices that could be removed if there is discomfort, our product candidate adhered to the corneal surface and was not easily removable by the patient. As a result of this determination by the FDA, we needed to pursue a different regulatory approval pathway and conduct additional clinical development of our product candidate to demonstrate safety and effectiveness. After withdrawing our 510(k) application, we filed an investigational device exemption application to conduct a pivotal clinical trial to support approval of ReSure Sealant as an ocular sealant. The results of this pivotal trial ultimately supported the marketing approval of ReSure Sealant in January 2014, although not in the time frame we had initially expected. The FDA is not obligated to comment on our trial protocols within any specified time period or at all or to affirmatively clear or approve our planned pivotal clinical trials. Subject to a waiting period of 30 days, we could choose to initiate our pivotal clinical trials in the United States without waiting for any additional period for comments from the FDA.

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

For example, we applied for a deferral from the FDA for the requirement to conduct pediatric studies for OTX-DP for the treatment of ocular inflammation and pain following cataract surgery until after approval of such product in adult populations for that indication. While the FDA ultimately approved our request, if the FDA had required us to conduct pediatric studies in advance of FDA approval in adult populations, we would have experienced significant delays in our ability to obtain marketing approval for OTX-DP for this indication. We will face a similar risk if we seek a comparable deferral for other product candidates or indications.

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

If our punctum plug product candidates or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our recent Phase 3 clinical trials of OTX-DP for the treatment of ocular inflammation and pain following cataract surgery, there were two serious adverse events in the OTX-DP group in each of our two trials, neither of which was ocular in nature or considered by the investigator to be related to the study treatment. In our earlier Phase 2 clinical trial of OTX-DP for the same indication, there were three serious adverse events, none of which was considered by the investigator to be related to the study treatment. In the OTX-DP group of this Phase 2 clinical trial of OTX-DP, the only adverse event that occurred more than once was reduced visual acuity, which occurred twice. In our two pilot studies of OTX-TP for the treatment of glaucoma and ocular hypertension and our Phase 2a clinical trial of OTX-TP for the same indication, the most common adverse event was inflammatory reaction, which was noted in three patients in our pilot studies and in five patients in our Phase 2a clinical trial. All adverse events have been transient in nature and resolved by the end of the applicable trial. However, many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment.

We may not be successful in our efforts to develop product candidates based on our bioresorbable hydrogel technology platform other than ReSure Sealant or expand the use of our bioresorbable hydrogel technology for treating additional eye diseases and conditions.

We are currently directing all of our development efforts towards applying our proprietary bioresorbable hydrogel technology platform to product candidates that are designed to provide sustained delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs. We have a number of product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our hydrogel punctum plugs in other front-of-the-eye diseases and conditions. We are also developing a hydrogel based drug delivery depot designed to release therapeutic antibodies to vascular endothelial growth factor, or VEGF, over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD. Our existing product candidates and any other potential product candidates that we identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize our product candidates that we develop based upon our technological approach, we will not be able to obtain substantial product revenues in future periods.

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

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Following a recent inspection by the FDA, for example, we received a Form FDA 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting. We have submitted our response, which was accepted by the FDA, and have updated our procedures. The FDA or similar foreign regulatory authorities at any time also may implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, imposition of a consent decree, or withdrawal of product approval, and would limit the availability of ReSure Sealant and our product candidates that we manufacture. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

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

ReSure Sealant or any of our product candidates that receives marketing approval may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. We commercially launched ReSure Sealant in the first quarter of 2014 and cannot yet accurately predict whether it will it will gain market acceptance and become commercially successful. For example, we previously commenced commercialization in Europe of an earlier version of ReSure Sealant that was approved and marketed as an ocular bandage. We recognized $0.1 million of revenue from the commercialization of this product through 2012. However, we ceased our commercialization of the product in 2012 to focus on the ongoing clinical development of ReSure Sealant pursuant to FDA requirements. If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable.

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

For example, because we do not plan to conduct any clinical trials comparing the effectiveness of OTX-DP directly to currently approved alternative treatments for either ocular inflammation and pain following cataract surgery or allergic conjunctivitis, it is possible that the market acceptance of OTX-DP, if it is approved for marketing, could be less than if we had conducted such trials.

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

Our product candidates target markets that are already served by a variety of competing products based on a number of active pharmaceutical ingredients. Many of these existing products have achieved widespread acceptance among physicians, patients and payors for the treatment of ophthalmic diseases and conditions. In addition, many of these products are available on a generic basis, and our product candidates may not demonstrate sufficient additional clinical benefits to physicians, patients or payors to justify a higher price compared to generic products. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of generic products. Given that we are developing products based on FDA-approved therapeutic agents, our product candidates, if approved, will face competition from generic and branded versions of existing drugs based on the same active pharmaceutical ingredients that are administered in a different manner, typically through eye drops.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs and devices, and coverage may be more limited than the indications for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any FDA-approved products that we develop would compromise our ability to generate revenues and become profitable.

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

We currently hold $5.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage as we expand our clinical trials and our sales of ReSure Sealant and any other product candidates for which we obtain marketing approval. We will need to further increase our insurance coverage if we commence commercialization of any of our product candidates for which we obtain marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

If we are unable to train, maintain and expand our network of independent distributors, we may not be able to successfully commercialize ReSure Sealant or any other product candidates for which we obtain marketing approval.

We commercially launched ReSure Sealant in the first quarter of 2014 and sell the product through a network of independent medical device distributors across the United States. As a result, our revenues are directly dependent upon the sales and marketing efforts of these independent distributors. As ReSure Sealant is a newly marketed product, we will continue to expend significant time and resources to train the independent distributors to be credible and persuasive in convincing physicians and hospitals to use ReSure Sealant. In addition, we also must train our independent distributors to ensure that a consistent and appropriate message about ReSure Sealant is delivered to our potential customers. We believe that, if approved for marketing, OTX-DP could be commercialized by the same independent network of distributors that sell ReSure Sealant.

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

For example, we are currently conducting preclinical testing in collaboration with several pharmaceutical companies with anti-VEGF compounds to explore the feasibility of delivering their drugs using our intravitreal hydrogel depot. If we successfully complete the preclinical feasibility programs, we plan to explore broader collaborations for the development and potential commercialization of our intravitreal hydrogel depot technology for the treatment of back-of-the-eye diseases and conditions.

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

Our employees have administered and managed most of our clinical development work, including our clinical trials for ReSure Sealant and our clinical trials for OTX-DP for the treatment of ocular inflammation and pain following cataract surgery. However, we have relied and may continue to rely on third parties, such as contract research organizations, or CROs, to conduct future clinical trials of OTX-MP, as well as our pilot studies of OTX-TP in Singapore and South Africa for the treatment of glaucoma. If we deem necessary, we may engage third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct or assist in our clinical trials or other clinical development work. If we are unable to enter into an agreement with a CRO or other service provider when required, our product development activities would be delayed.

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

In some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to enforce or maintain the patents, covering technology that we license from third parties. In particular, the license agreement that we have entered into with Incept, LLC, or Incept, an intellectual property holding company, which covers all of the patent rights and a significant portion of the technology for ReSure Sealant and our product candidates, provides that, with limited exceptions, Incept has sole control and responsibility for ongoing prosecution for the patents covered by the license agreement. In addition, although we have a right under the Incept license to bring suit against third parties who infringe our licensed patents in our field, other Incept licensees may also have the right to enforce our licensed patents in their own respective fields without our oversight or control. Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest. We also have no right to control the defense of any of our licensed patents if their validity or scope is challenged before the U.S. Patent and Trademark Office, or USPTO, European Patent Office, or other patent office or tribunal. Instead, we would essentially rely on our licensor to defend such challenges, and it may not do so in a way that would best protect our interests. Therefore, our licensed patents and applications may not be prosecuted, enforced, defended or maintained in a manner consistent with the best interests of our business. If Incept fails to prosecute, enforce or maintain such patents, or loses rights to those patents, our licensed patent portfolio may be reduced or eliminated.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, the Leahy-Smith Act provides a new administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, that provides a venue for companies to challenge the validity of competitor patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could therefore increase the likelihood that our own licensed patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them. Moreover, if such challenges occur, as indicated above, we have no right to control the defense. Instead, we would essentially rely on our licensor to consider our suggestions and to defend such challenges, with the possibility that it may not do so in a way that best protects our interests.

We may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in other contested proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for up to five years of patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

Further, our license from Incept does not provide us with the right to control decisions by Incept or its other licensees on Orange Book listings or patent term extension decisions under the Hatch-Waxman Act. Thus, if one of our important licensed patents is eligible for a patent term extension under the Hatch-Waxman Act, and it covers a product of another Incept licensee in addition to our own product candidate, we may not be able to obtain that extension if the other licensee seeks and obtains that extension first.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our ReSure Sealant and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology, medical device, and pharmaceutical industries. We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to future adversarial proceedings or litigation regarding our licensed patent portfolio or the patents of third parties. Such proceedings could also include contested post-grant proceedings such as oppositions, inter partes review, reexamination, interference or derivation proceedings before the USPTO or foreign patent offices. The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensor can. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our product candidates and their uses. Thus, we do not know with certainty that ReSure Sealant or any of our product candidates, or our commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.

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

The FDA required two post-approval studies as a condition for approval of our premarket approval application, or PMA application, for ReSure Sealant. The first post-approval study, identified as the Clinical PAS, is to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant. The FDA has approved the protocol for the Clinical PAS, and we initiated enrollment in December 2014. We anticipate completing the Clinical PAS in two to three years. The second post-approval study, identified as the Device Exposure Registry, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of the ReSure Sealant. Following review of the data from these studies, any concerns raised by the FDA could lead to modifications in product labeling, the approved indication for use or negative publicity impacting our commercialization efforts. In addition, in order to use the Medicare database in the Device Exposure Registry, we will need to obtain a Medicare tracking or research code for ReSure Sealant. In connection with ongoing discussions with the FDA and the Centers for Medicare and Medicaid Services, or CMS, we submitted an application to CMS seeking a tracking or research code for ReSure Sealant commercial use. CMS has preliminarily indicated that it is not likely to issue such a tracking or research code. If a tracking or research code is not established for ReSure Sealant, we may not be able to complete the Device Exposure Registry. We are required to provide periodic reports to the FDA on the progress of each post-approval study until it is completed. Based on results of the post-approval studies, or if we are unable to complete the Device Exposure Registry, the FDA, among other things, could modify the product labeling with respect to ReSure Sealant to the extent the FDA has any concerns with respect to endophthalmitis that we are unable to address due to the lack of completion of the study. This would negatively affect our ability to commercialize ReSure Sealant.

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

Violations of the FDCA relating to the promotion or manufacturing of drug products or medical devices may lead to investigations by the FDA, Department of Justice and state Attorneys General alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell or commercialize ReSure Sealant or any product candidate for which we obtain marketing approval. The pharmaceutical industry and medical device industry have been a particular focus of these efforts and have been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA-approved product.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could limit coverage of and reduce the price that we receive for any FDA-approved products. While the MMA applies only to product benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA or other healthcare reform measures may result in a similar reduction in payments from private payors.

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

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own shares representing approximately 66.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the three months ended March 31, 2015 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q.

During the three months ended March 31, 2015, warrants covering 70,769 shares were exercised via net share settlement, and the Company issued 53,852 shares of common stock as a result of the exercise. The issuance of these securities was made in reliance on the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act relative to transactions by an issuer not involving any public offering. The investor represented that it was an accredited investor and was acquiring the securities for its own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time, and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds from Registered Securities

On July 30, 2014, we closed our initial public offering of 5,000,000 shares of our common stock at a public offering price of $13.00 per share for an aggregate public offering price of $65.0 million. In August 2014, the underwriters in our initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of our common stock. The over-allotment shares had an aggregate public offering price of $9.75 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-196932), which was declared effective by the SEC on July 24, 2014.

We received aggregate net proceeds from the offering, including in connection with the exercise by the underwriters of their over-allotment option, of approximately $66.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. As of March 31, 2015, we have used approximately $22.6 million of the net proceeds from the offering as follows: $13.1 million for research and development costs, $1.9 million for sales and marketing costs, $5.8 million for general and administrative purposes, $1.0 million for capital spending, and $0.8 million to pay interest expense. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10 percent or more of our common stock, or to any affiliate of ours. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and money market funds backed by U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated as of July 24, 2014 filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: May 15, 2015	By:	/s/ Bradford Smith

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