Form 10-Q
period 2015-06-30
OCULAR THERAPEUTIX, INC
filed 2015-08-10
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 there were 24,719,725 shares of Common Stock, $0.0001 par value per share, outstanding.

Ocular Therapeutix, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “goals,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ocular Therapeutix, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$78,686	$37,393
Marketable securities	45,036	37,435
Accounts receivable, net	164	329
Inventory	145	133
Prepaid expenses and other current assets	2,608	893

Total current assets	126,639	76,183
Property and equipment, net	2,603	1,782
Restricted cash	228	228

Total assets	$129,470	$78,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,812	$1,316
Accrued expenses	2,284	3,016
Deferred revenue	125	188
Notes payable, net of discount, current	4,370	1,354

Total current liabilities	9,591	5,874
Deferred rent, long-term	94	112
Notes payable, net of discount, long-term	10,673	13,511

Total liabilities	20,358	19,497

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 authorized at June 30, 2015 and December 31, 2014, no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 24,719,225 and 21,333,507 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	216,133	148,122
Accumulated deficit	(107,015)	(89,428)
Accumulated other comprehensive loss	(8)	—

Total stockholders’ equity	109,112	58,696

Total liabilities and stockholders’ equity	$129,470	$78,193

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product revenue	$334	$97	$572	$124
Collaboration revenue	125	—	313	—

Total revenue:	459	97	885	124

Operating expenses:
Cost of product revenue	80	20	136	29
Research and development	6,743	4,292	11,462	9,250
Selling and marketing	1,041	535	1,911	845
General and administrative	2,230	1,196	4,124	2,771

Total operating expenses	10,094	6,043	17,633	12,895

Loss from operations	(9,635)	(5,946)	(16,748)	(12,771)

Other income (expense):
Interest income	28	1	68	2
Interest expense	(405)	(257)	(910)	(300)
Other income (expense), net	3	(190)	3	(331)

Total other expense, net	(374)	(446)	(840)	(629)

Net loss	(10,009)	(6,392)	(17,587)	(13,400)

Accretion of redeemable convertible preferred stock to redemption value	—	(5)	—	(11)

Net loss attributable to common stockholders	$(10,009)	$(6,397)	$(17,587)	$(13,411)

Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(2.10)	$(0.81)	$(4.54)

Weighted average common shares outstanding, basic and diluted	22,167,274	3,044,605	21,765,087	2,952,689

Comprehensive loss:
Net loss	$(10,009)	$(6,392)	$(17,587)	$(13,411)
Other comprehensive loss:
Unrealized loss on marketable securities	(8)	—	(8)	—

Total other comprehensive loss	(8)	—	(8)	—

Total comprehensive loss	$(10,017)	$(6,392)	$(17,595)	$(13,411)

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(17,587)	$(13,400)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,073	1,060
Licensing and consultant fees paid in common stock	—	2,364
Non-cash interest expense	74	25
Depreciation and amortization expense	360	244
Revaluation of preferred stock warrants	—	272
Loss on extinguishment of debt	—	57
(Gain)/loss on disposal of property and equipment	(3)	4
Purchase of premium on marketable securities	25	—
Amortization of premium on marketable securities	39	—
Changes in operating assets and liabilities:
Accounts receivable from related party	—	18
Accounts receivable	165	190
Prepaid expenses and other current assets	(749)	(49)
Inventory	(12)	(109)
Accounts payable	651	345
Accrued expenses and deferred rent	(380)	442
Deferred revenue	(63)	—

Net cash used in operating activities	(15,407)	(8,537)

Cash flows from investing activities:
Purchases of property and equipment	(1,229)	(545)
Purchases of investments	(17,500)	—
Proceeds from sale of property and equipment	7	—
Maturities of investments	9,826	—

Net cash used in investing activities	(8,896)	(545)

Cash flows from financing activities:
Proceeds from issuance of notes payable and preferred stock warrants, net of issuance costs	—	14,877
Proceeds from exercise of common stock options	144	24
Proceeds from issuance of public offering, net	65,646	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	148	—
Repayments of notes payable	—	(2,273)
Payments of initial public offering costs	—	(1,107)
Payments of insurance costs financed by a third-party	(342)	—

Net cash provided by financing activities	65,596	11,521

Net increase in cash and cash equivalents	41,293	2,439
Cash and cash equivalents at beginning of period	37,393	17,505

Cash and cash equivalents at end of period	$78,686	$19,944

Supplemental disclosure of cash flow information:
Cash paid for interest	$625	$210
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$11
Deferred offering costs included in accounts payable and accrued expenses	$5	$1,090
Additions to property and equipment included in accounts payable at balance sheet dates	$134	$87
Fair value of preferred stock warrants at grant date	$—	$326

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary hydrogel platform technology. The Company’s bioresorbable hydrogel-based product candidates are designed to provide sustained delivery of therapeutic agents to the eye. Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of its products and product candidates and, beginning in the first quarter of 2014, commercializing ReSure Sealant. In the first quarter of 2014, the Company began recognizing revenue from sales of ReSure Sealant, which was approved in January 2014 by the U.S. Food and Drug Administration (“FDA”) as a product to close clear corneal incisions following cataract surgery.

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

As of June 30, 2015, the Company’s lead product candidates were in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company does not expect to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations. If the Company is unable to raise capital when needed or on attractive terms, the Company could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. The Company believes that its existing cash and cash equivalents and marketable securities will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements at least through the third quarter of 2017.

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

In June 2015 the Company completed a follow-on offering of its common stock, through at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by the Company and 1,400,000 shares were sold by certain stockholders of the Company, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds from the follow-on offering of approximately $65,646 after deducting underwriting discounts and other offering expenses (Note 8).

Unaudited Interim Financial Information

The balance sheet at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2015 and results of operations and cash flows for the six months ended June 30, 2015 and 2014 have been made. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.

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

The Company had an inventory balance of $145 and $133, respectively, as of June 30, 2015 and December 31, 2014, which consisted primarily of raw materials.

Restricted Cash

As of June 30, 2015 and December 31, 2014, the Company held a certificate of deposit to collateralize a credit card account with its bank of $60. This amount is included in prepaid expenses and other current assets on the Company’s balance sheet. As of June 30, 2015 and December 31, 2014, the Company also held a certificate of deposit of $228, which is a security deposit for the lease of the Company’s corporate headquarters. The Company has classified this as long-term restricted cash on its balance sheet.

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

The Company’s cash equivalents and marketable securities at June 30, 2015 and December 31, 2014, were carried at fair value determined according to the fair value hierarchy described above (see Note 3). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s outstanding notes payable (see Note 7) approximates fair value (a level 2 fair value measurement), using a discounted cash flow analysis, reflecting discount rates currently available by the Company.

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. Fair value is determined based on quoted market prices. At June 30, 2015, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$10,017	$—	(3)	$10,014
Agency bonds	35,027	—	(5)	35,022

Total	$45,044	$—	$(8)	$45,036

At December 31, 2014, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$10,026	$—	$—	$10,026
Agency bonds	27,409	—	—	27,409

Total	$37,435	$—	$—	$37,435

At June 30, 2015 marketable securities consisted of investments that mature within one year.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on advancing its bioresorable hydrogel-based product candidates exclusively for ophthalmology. All tangible assets are held in the United States.

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

Prior to the closing of the IPO, the Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Similarly, restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2015 and 2014.

The following common stock equivalents outstanding as of June 30, 2015 and 2014 were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2015 and 2014, because they had an anti-dilutive impact:

	As of June 30,
	2015	2014
Options to purchase common stock	2,098,388	1,576,231
Non-vested restricted stock	14,219	75,785
Warrants for the purchase of redeemable convertible preferred stock	—	89,708
Warrants for the purchase of common stock	18,939	—
Redeemable convertible preferred stock	—	12,440,205

Total options, warrants and redeemable convertible preferred stock exercisable or convertible into common stock and restricted stock	2,131,546	14,181,929

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In July 2015, the FASB finalized the one year delay in the effective date of ASU 2014-09. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted, but it cannot be any earlier than 2017 for calendar year-end entities. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$78,519	$—	$78,519
Marketable securities:
United States treasury notes	—	10,014	—	10,014
Agency bonds	—	35,022	—	35,022

Total	$—	$123,555	$—	$123,555

	Fair Value Measurements as of December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$29,103	$—	$29,103
Agency bonds	—	7,599	—	7,599
Marketable securities:
United States treasury notes	—	10,026	—	10,026
Agency bonds	—	27,409	—	27,409

Total	$—	$74,137	$—	$74,137

As of June 30, 2015 and December 31, 2014, the Company’s cash equivalents that were invested in money market funds were valued based on Level 2 inputs. During the three months ended June 30, 2015, there were no transfers between Level 1 and Level 2.

4. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
Accrued compensation and related expenses	$975	$1,495
Accrued professional fees	321	338
Accrued research and development expenses	523	540
Accrued insurance	47	389
Accrued other	418	254

	$2,284	$3,016

As of June 30, 2015, the Company’s accrued insurance represents premiums for the period from July 2014 through June 2015 which the Company financed with a third-party.

5. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three and six month periods ended June 30, 2015 or 2014. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2015 and December 31, 2014, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2015 or December 31, 2014. As of June 30, 2015 and December 31, 2014, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2011 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

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

In October 2014, the Company entered into a feasibility agreement with a biotechnology company. Under this agreement, the biotechnology company will pay up to $700, of which $250 is a non-refundable payment due upon contract execution and $450 is due upon the achievement of certain milestones. The Company is recognizing the non-contingent revenue of $250 on a straight-line basis over the twelve-month period expected to complete the Company’s performance obligations. If and when a contingent milestone payment is earned, the additional consideration to be received will be added to the total expected payments under the contract. In January 2015, the Company achieved the first milestone under the feasibility agreement triggering a payment due of $250. As of June 30, 2015, the Company has recognized revenue of $375 and has deferred revenue of $125. As of December 31, 2014, the Company had deferred revenue of $187 and had $250 in accounts receivable related to this agreement.

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

In April 2014, in connection with the Tranche 1 loan, the lenders received warrants to purchase 100,000 shares of the Company’s Series D-1 redeemable convertible preferred stock with an exercise price of $3.00 per share, which are exercisable until April 2021. The fair value of the warrants as of the issuance date totaling $326 was recorded as a preferred stock warrant liability. Of this amount, $290 was allocated to the 2014 Credit Facility and recorded as debt discount and $36 was allocated to the 2011 Modification Agreement and recorded as loss on extinguishment of debt (see below). Upon the closing of our IPO in July 2014, the preferred stock warrants became exercisable for 37,878 common stock warrants at an exercise price of $7.92 and the fair value of the warrant liability became fixed as of that date and was reclassified to additional paid-in capital. As of June 30, 2015, the effective annual interest rate of the outstanding debt under the 2014 Credit Facility was approximately 11%.

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

As of June 30, 2015, the annual repayment requirements for the 2014 Credit Facility, inclusive of the final payment of $563 due at expiration, were as follows:

Year Ending December 31,	Principal	Interest and Final Payment	Total
2015	$1,500	$619	$2,119
2016	6,000	902	6,902
2017	6,000	397	6,397
2018	1,500	583	2,083

	$15,000	$2,501	$17,501

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

On July 30, 2014 the Company completed its IPO, which resulted in the sale of 5,000,000 shares of its common stock at a public offering price of $13.00 per share. Upon closing the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into 12,440,205 shares of common stock. Additionally upon closing the IPO, the Company adopted an amended and restated certificate of incorporation increasing the number of its authorized shares of its common stock to 100,000,000 shares. This amended and restated certificate of incorporation also authorizes the Company to issue 5,000,000 shares of preferred stock, $0.0001 par value, all of which is undesignated.

On August 19, 2014, the Company completed the sale of an additional 750,000 shares of common stock at the initial public offering price of $13.00 per share to the underwriters of the Company’s IPO pursuant to the exercise of their over-allotment option. The Company received additional net proceeds of approximately $9,068 after deducting underwriting discounts.

In June 2015, the Company completed a follow-on offering of its common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by the Company and 1,400,000 shares were sold by certain stockholders of the Company, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds from the follow-on offering of approximately $65,646 after deducting underwriting discounts and offering expenses.

9. Warrants

The Company’s outstanding preferred stock warrants for the purchase of 236,836 shares of preferred stock were converted to warrants for the purchase of 89,708 shares of common stock at a weighted average exercise price of $6.32 per share. During the six months ended June 30, 2015, warrants covering 70,769 shares were exercised via net share settlement and the Company issued 54,010 shares of common stock as a result of the exercise. Warrants for the purchase of 18,939 shares of common stock remain outstanding at June 30, 2015 at a weighted average exercise price of $7.92 per share.

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

On July 30, 2014, the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) became effective and no further stock options or other awards will be made under the 2006 Plan. Shares of common stock that were available for grant under the 2006 Plan as of July 30, 2014 as well as any shares of common stock subject to awards under the 2006 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2014 Plan, up to a specified number of shares.

2014 Stock Incentive Plan

On June 19, 2014, the Company’s stockholders approved the 2014 Plan, which became effective immediately prior to the closing of the Company’s IPO on July 30, 2014. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares originally reserved for issuance under the 2014 Plan, inclusive of shares from the 2006 Plan, was 1,336,907. On December 23, 2014, the board of directors adopted a resolution to increase the number available under the 2014 Plan by an additional 790,000 shares effective as of January 1, 2015. As of June 30, 2015, 1,472,694 shares remain available for issuance under the 2014 Plan. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors.

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

2014 Employee Stock Purchase Plan

On June 19, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). A total of 207,402 shares of common stock are reserved for issuance under this plan. The ESPP became effective immediately prior to the closing of the Company’s IPO on July 30, 2014. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. The Company’s first offering period commenced October 1, 2014 and closed on December 31, 2014 at which time 5,395 shares of common stock were issued for total proceeds of $64. On December 23, 2014, the board of directors adopted a resolution to increase the number of authorized under the ESPP by an additional 25,000 shares effective as of January 1, 2015. The Company’s second offering period commenced January 1, 2015 and closed on June 30, 2015 at which time 8,277 shares of common stock were issued for total proceeds of $148. As of June 30, 2015, 218,730 shares of common stock remain available for issuance

Stock Option Valuation

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

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	2.03%	2.17%	1.64%	2.24%
Expected term (in years)	6.00	6.00	6.00	5.95
Expected volatility	66.4%	76.7%	71.6%	76.5%
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2015, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 7,300 shares of common stock.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30.
	2015	2014	2015	2014
Research and development	$415	$109	$717	$139
Selling and marketing	95	18	158	23
General and administrative	642	430	1,198	898

	$1,152	$557	$2,073	$1,060

As of June 30, 2015, the Company had an aggregate of $13,667 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.2 years.

11. Commitments and Contingencies

Leases

The Company leases office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under non-cancelable operating leases that expire in June 2017 and June 2018.

Future minimum lease payments for its operating leases as of June 30, 2015 are as follows:

Years Ending December 31,
2015	$406
2016	820
2017	676
2018	262

Total	$2,164

During the three months ended June 30, 2015 and 2014, the Company recognized $195 and $149, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment. During the six months ended June 30, 2015 and 2014, the Company recognized $390 and $259, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 12) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through June 30, 2015, royalties payable under this agreement related to product sales were not material.

On February 12, 2014, the Company issued to Incept 189,393 shares of its common stock in connection with the expansion of the scope of the license to include back-of-the-eye technology held by Incept (Note 12).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2014 or June 30, 2015.

Purchase Commitments

Purchase commitments represent non-cancelable contractual commitments associated with certain clinical trial activities within our clinical research organization.

Manufacturing Commitments

Manufacturing contracts generally provide for termination on notice, and therefore are cancelable contracts but are contracts that we are likely to continue, regardless of the fact that they are cancelable.

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

During the three and six months ended June 30, 2015, the Company invoiced Augmenix, Inc. (“Augmenix”) $0 and $5, respectively, for consulting and other services. During the three and six months ended June 30, 2014, the Company invoiced Augmenix $9 and $76, respectively for consulting and other services. Certain shareholders of Augmenix were holders of the Company’s redeemable convertible preferred stock and common stock which is now entirely common stock. In addition, certain employees of the Company are shareholders of Augmenix. The Company’s President and Chief Executive Officer was also the Chief Executive Officer of Augmenix up until April 2014. The Company’s President and Chief Executive Officer is the Chairman of the board of directors of Augmenix.

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

We are a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary hydrogel platform technology. Our bioresorbable hydrogel-based product candidates are designed to provide sustained delivery of therapeutic agents to the eye. Our lead sustained release drug delivery product candidates are OTX-DP and OTX-TP which are inserted into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose. Our OTX-DP and OTX-TP product candidates combine our hydrogel technology with U.S. Food and Drug Administration, or FDA, approved therapeutic agents with the goal of providing sustained delivery of drug to the eye. We also have a hydrogel-based drug delivery depot, which is in preclinical development for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD. Our hydrogel depot is designed to be delivered via intravitreal injection to release therapeutic agents, such as antibodies to vascular endothelial growth factor, or VEGF, over a sustained period. In addition to our ongoing product development, we have launched our first commercial product, ReSure Sealant, a hydrogel-based ophthalmic wound sealant approved by the FDA in January 2014 to seal corneal incisions following cataract surgery. ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

Our most advanced product candidate, OTX-DP, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient in our hydrogel and is in Phase 3 clinical development for the treatment of ocular inflammation and pain following cataract surgery. We recently reported topline results from two Phase 3 clinical trials for this indication. Although we have been conducting our Phase 3 clinical trials of OTX-DP in patients who have undergone cataract surgery, these trials are intended to support a label for all post-surgical ocular inflammation and pain. In the first Phase 3 clinical trial, OTX-DP met both primary efficacy endpoints, absence of pain at day 8 and absence of inflammatory cells at day 14, with statistical significance. In this first Phase 3 clinical trial, 33.7% of OTX-DP treated patients showed an absence of inflammatory cells in the anterior chamber of the study eye on day 14 following drug product insertion, compared to 14.6% of those receiving placebo vehicle control intracanalicular depots (p=0.0015). In addition, 76.1% of patients receiving OTX-DP reported absence of pain in the study eye on day 8 following insertion of the drug product, compared to 36.1% of those receiving placebo vehicle control intracanalicular depots (p< 0.0001). In the second Phase 3 clinical trial, OTX-DP met one of the two primary efficacy endpoints. In this second Phase 3 clinical trial, 77.5% of patients receiving OTX-DP reported an absence of pain in the study eye on day 8 following insertion of the drug product, compared to 58.8% of those receiving placebo vehicle control intracanalicular depots, a difference which was statistically significant (p=0.0025). However, 39.4% of OTX-DP-treated patients showed an absence of inflammatory cells in the anterior chamber of the study eye on day 14 following drug product insertion, compared to 31.3% of those receiving placebo vehicle control intracanalicular depots, a difference which was not statistically significant (p=0.2182).

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

We met with the FDA in April 2015 to discuss the path forward for seeking marketing approval of OTX-DP for the treatment of ocular inflammation and pain following ophthalmic surgery. In our meeting with the FDA, we discussed the following in an effort to gain clarity regarding related clinical and regulatory matters. We proposed that we proceed with an NDA submission solely for an ocular pain indication using the existing pain data from our completed Phase 2 and Phase 3 clinical trials. We discussed a potential third Phase 3 clinical trial for the inflammation endpoint and believe that it will be required to support the potential labeling expansion of OTX-DP’s indications for use. We plan to initiate this third Phase 3 clinical trial for OTX-DP for the treatment of post-surgical ocular inflammation and pain in the fourth quarter of 2015. We expect to enroll approximately 440 patients in this trial, with patients randomized in a 1:1 ratio to receive either OTX-DP or placebo. We plan to make modifications to the design of this third Phase 3 clinical trial compared to our two completed Phase 3 clinical trials of OTX-DP based on our learnings from these prior trials. These modifications relate to factors we believe impacted the results of the second Phase 3 clinical trial, including the use of rescue medications in patients with mild inflammation at the day 8 visit and the use of high dose oral non-steroidal anti-inflammatory drugs, or NSAIDs. In the third Phase 3 clinical trial we plan to exclude patients receiving high doses of NSAIDs, such as Naproxen, and to provide additional guidance to study investigators regarding the use of rescue medications per the study protocol. We expect to submit an NDA for OTX-DP solely for the treatment of ocular pain following ophthalmic surgery in the fourth quarter of 2015. If the results of our third Phase 3 clinical trial of OTX-DP are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for OTX-DP for the treatment of ocular inflammation following ophthalmic surgery.

In addition, we completed a Phase 2 clinical trial of OTX-DP for the treatment of allergic conjunctivitis in November 2014. Based on encouraging results from this trial, we initiated enrollment in a Phase 3 clinical trial of OTX-DP for this indication in June 2015 and have now completed enrollment. This Phase 3 clinical trial is a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked trial. The primary endpoints to be evaluated are ocular itching and conjunctival redness at day 7 following insertion. The secondary efficacy measures for both itching and redness are measured at day 14 following insertion and on day 28 following insertion. Topline efficacy data is expected from this Phase 3 clinical trial in the fourth quarter of 2015. We also initiated an exploratory Phase 2 clinical trial of OTX-DP for the treatment of inflammatory dry eye disease in January 2015 and we have completed enrollment. This study has not been powered to demonstrate statistical significance. We expect to complete this trial in the fourth quarter of 2015 and then assess the future direction of the clinical development of this product candidate based on these results.

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog that reduces elevated intraocular pressure, as an active pharmaceutical ingredient in our hydrogel. We completed a Phase 2a clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in May 2014 and initiated a Phase 2b clinical trial of OTX-TP for this indication in November 2014. As of July 31, 2015, we had 73 evaluable patients in this Phase 2b clinical trial of OTX-TP. We expect topline efficacy data expected to be available in the fourth quarter of 2015.

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

We are pursuing a multi-pronged strategy to seek to maximize the potential of this technology. We are collaborating on this program with several different pharmaceutical companies using protein based anti-VEGF agents and are also conducting our own internal preclinical development using the anti-VEGF agent bevacizumab. We are also exploring the delivery of small molecule drugs, such as tyrosine-kinase inhibitors, or TKIs, in our hydrogel depot and have been researching the optimal candidates for this program. We have narrowed our search down to several candidates. We believe this class of drugs is well suited for use with our platform given its high potency, multi-target capability, and low water solubility. In the absence of a sophisticated drug delivery system, these drugs have been difficult to deliver to the eye at therapeutic levels without causing local and systemic toxicity. We feel our local drug delivery technology gives us advantages in this regard. By selecting compounds that are compatible with our hydrogel platform technology and that will have expiration of relevant patents within the timeline of our development program, we would also avoid the need to license these molecules, thus retaining full worldwide rights to our products. We may seek to move forward on delivery of a small molecule on our own in parallel with a protein based anti-VEGF delivery program, which would require the involvement of a collaboration partner. We plan to continue working with our pharmaceutical company partners on development efforts and exploring potential business development deal structures as well as advancing our internal development efforts on our sustained release hydrogel depot for the treatment of back-of-the-eye diseases.

Our research efforts to date have focused on three key milestones:

•	demonstrating that our hydrogel depot can release anti-VEGF drugs in clinically meaningful concentrations and over an extended duration. To date, we have demonstrated release of anti-VEGF drugs over a six month period in vitro and up to four months in vivo and have shown clinically meaningful concentrations of drug present in ocular tissues;

•	confirming that anti-VEGF drugs can be incorporated into our hydrogel depot without denaturing the drug. We have demonstrated that protein based drugs can be incorporated within our hydrogel depot without denaturation; and

•	demonstrating that our hydrogel depot incorporating anti-VEGF drugs has an acceptable level of tolerability with respect to foreign body response. We have seen a favorable ocular compatibility profile of the hydrogel depot as we have advanced the design of our product.

We were incorporated and commenced operations in September 2006, and our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of our products and product candidates and, beginning in the first quarter of 2014, commercializing ReSure Sealant. From our inception through June 30, 2015, we have financed our operations primarily through private placements of our preferred stock with aggregate gross proceeds of $74.2 million, public offerings of our common stock with net proceeds to us of $132.0 million and borrowings under credit facilities totaling $22.7 million, of which we had repaid $7.7 million through June 30, 2015.

We have generated limited revenue to date. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant. We also have recognized revenues from early stage feasibility agreements with collaborative partners, which have been limited to date. All of our sustained release drug delivery products are in various phases of clinical and preclinical development. We do not expect sales of ReSure Sealant or existing collaboration agreements to generate revenue that is sufficient for us to achieve profitability. Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of OTX-DP and OTX-TP. Since inception, we have incurred significant operating losses. Our net loss was $17.6 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $107.0 million.

Our total operating expenses were $10.1 and $17.6 million for the three and six months ended June 30, 2015, including $1.2 and $2.1 million in non-cash stock-based compensation expense. We anticipate that our operating expenses will increase substantially as we pursue the clinical development of our most advanced product candidates, OTX-DP and OTX-TP, continue the research and development of our other product candidates, continue the internal development of our hydrogel depot for the sustained delivery of anti-VEGF drugs for the treatment of wet AMD and other back-of-the-eye diseases and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to continue to incur additional expenses for product manufacturing, sales, marketing and distribution for ReSure Sealant and any of our product candidates for which we obtain marketing approval. In addition, we will incur additional costs associated with operating as a public company.

We do not expect to generate significant revenue from sales of any product for several years, if at all. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

In July 2014, we completed an initial public offering, or IPO, of our common stock, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain of our stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions and offering expenses. We believe that our existing cash and cash equivalents and marketable securities, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements at least through the third quarter of 2017. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through June 30, 2015, we have generated limited amounts of revenue from the sales of our products. Our ReSure Sealant product received premarket approval, or PMA, from the FDA in January 2014. We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for the remainder of 2015. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

In September 2013, we entered into a feasibility agreement with a biopharmaceutical company relating to our intravitreal hydrogel-based drug delivery depot. Under this agreement, the biopharmaceutical company agreed to pay us up to $0.5 million under this feasibility study. In the event that the agreement is terminated in advance of the achievement of certain milestones, we would be required to refund certain portions of the funding based on the actual work completed or milestones achieved as of the date of termination. In the fourth quarter of 2014, the Company completed the task related to the first milestone at which time the $0.3 million became non-refundable. The biopharmaceutical company has indicated that they will not proceed with the second phase of the agreement. The Company does not have any further obligations in connection with this agreement.

In October 2014, we entered into a feasibility agreement with a biotechnology company relating to our intravitreal hydrogel-based drug delivery depot. Under this agreement, the biotechnology company has agreed to pay us up to $0.7 million, of which $0.3 million was a non-refundable up-front payment due upon contract execution and $0.4 million will be due upon the achievement of certain milestones. We are recognizing the non-refundable, non-contingent up-front payment of $0.3 million as revenue on a straight-line basis over the twelve-month period in which we are expected to complete our performance obligations. If and when a contingent milestone payment is earned, the additional consideration to be received will be added to the total expected payments under the contract and recognized as revenue based on the proportional performance methodology. In January 2015, we achieved the first milestone under the feasibility agreement triggering a payment due of $0.3 million. As of June 30, 2015, the Company has recognized revenue of $0.4 million related to this agreement.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
ReSure Sealant	$82	$7	$133	$25
OTX-DP for post-surgical ocular inflammation and pain	202	577	742	774
OTX-DP for allergic conjunctivitis	1,494	567	1,594	1,126
OTX-DP for inflammatory dry eye	364	—	485	—
OTX-TP for glaucoma	494	482	1,048	718
Unallocated expenses	4,107	2,659	7,460	6,607

Total research and development expenses	$6,743	$4,292	$11,462	$9,250

Our research and development expenses in the first quarter of 2014 included approximately $1.7 million in a one-time, non-cash expense in connection with a license fee paid in the form of stock. We expect that our expenses will increase substantially in connection with our ongoing activities including costs related to clinical trials and other research and development activities for our OTX-DP and OTX-TP product candidates and other research and development activities.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as advertising and promotion costs. Through December 31, 2014, we incurred selling and marketing expenses in connection with our first-generation surgical sealant product. In addition, we invested in sales and marketing resources in anticipation of an earlier approval of our surgical sealant product in the United States than we ultimately received from the FDA, as a result of a change in designation from a 510(k) to a PMA regulatory path. During the three and six months ended June 30, 2015, we incurred selling and marketing expense in connection with ReSure Sealant, which we commercialized for the first time during 2014.

We expect selling and marketing expenses to increase in preparation for the potential commercial launch of our OTX-DP product candidate for the treatment of ocular inflammation and pain following cataract surgery, subject to approval by the FDA.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. During the six months ended June 30, 2015, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K with the Securities and Exchange Commission, or SEC, on March 20, 2015 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Revenue:
Product revenue	$334	$97	$237
Collaboration revenue	125	—	125

Total revenue	459	97	362

Operating expenses:
Cost of product revenue	80	20	60
Research and development	6,743	4,292	2,451
Selling and marketing	1,041	535	506
General and administrative	2,230	1,196	1,034

Total operating expenses	10,094	6,043	4,051

Loss from operations	(9,635)	(5,946)	(3,689)

Other income (expense):
Interest income	28	1	27
Interest expense	(405)	(257)	(148)
Other income (expense), net	3	(190)	193

Total other expense, net	(374)	(446)	72

Net loss	$(10,009)	$(6,392)	$(3,617)

Revenue

We generated $0.1 million of revenue from our feasibility agreements during the three months ended June 30 2015. We generated $0.3 million of revenue during the three months ended June 30, 2015 from sales of our ReSure Sealant product compared to $0.1 million for the three months ended June 30, 2014. We received FDA approval in January 2014 for ReSure Sealant.

Research and Development Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$82	$7	$75
OTX-DP for post-surgical ocular inflammation and pain	202	577	(375)
OTX-DP for allergic conjunctivitis	1,494	567	927
OTX-DP for inflammatory dry eye	364	—	364
OTX-TP for glaucoma	494	482	12
Unallocated expenses:
Personnel costs (including stock-based compensation)	2,397	1,451	946
All other costs	1,710	1,208	502

Total research and development expenses	$6,743	$4,292	$2,451

Research and development expenses was $6.7 million for the three months ended June 30, 2015, compared to $4.3 million for the three months ended June 30, 2014. Research and development costs increased by $2.4 million primarily as a result of an increase of $0.9 million in costs incurred in connection with the clinical trials of our OTX-DP product candidate for the treatment of ocular inflammation and pain following cataract surgery, our OTX-DP product candidate for the treatment of allergic conjunctivitis, our OTX-DP product candidate for the treatment of inflammatory dry eye disease and our OTX-TP product candidate for the treatment of glaucoma and an increase of $0.9 million in unallocated personnel costs.

For the three months ended June 30, 2015, we incurred $2.6 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.2 million for our OTX-DP product candidate for the treatment of ocular inflammation and pain following cataract surgery which was in Phase 3 clinical trials, $1.5 million for our OTX-DP product candidate for the treatment of allergic conjunctivitis, for which we enrolled our first patients in a Phase 3 clinical trial in June 2015, $0.4 million for our OTX-DP product candidate for the treatment of inflammatory dry eye disease which was in an exploratory Phase 2 clinical trial and $0.5 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which is in Phase 2b clinical trials. In comparison, for the three months ended June 30, 2014, we incurred $1.6 million in direct research and development expenses for our sustained release drug delivery product candidates, including $0.6 million for clinical trials of OTX-DP for the treatment of allergic conjunctivitis which was in Phase 2a clinical trials, $0.5 million for our Phase 2a clinical trial of our OTX-TP product candidate for the treatment of glaucoma, and $0.6 million for OTX-DP product candidate in Phase 3 clinical trials for the treatment of ocular inflammation and pain following cataract surgery. Unallocated research and development expense increased $1.4 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, due to an increase in personnel costs of $0.9 million due to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense and an increase of $0.5 million due to higher testing and laboratory costs.

Selling and Marketing Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$373	$203	$170
Professional, advertising and promotion costs	493	247	246
Facility related and other	175	85	90

Total selling and marketing expenses	$1,041	$535	$506

Selling and marketing expenses were $1.0 million for the three months ended June 30, 2015, compared to $0.5 million for the three months ended June 30, 2014. The increase of $0.5 million was primarily due to an increase of $0.2 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $0.2 million in professional fees including consulting, trade shows and conferences and advertising and promotion costs relating to the ReSure Sealant, and an increase of $0.1 million in facility related and other costs.

General and Administrative Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$1,265	$825	$440
Professional, insurance and consultant fees	666	235	431
Facility related and other	299	136	163

Total general and administrative expenses	$2,230	$1,196	$1,034

General and administrative expenses were $2.2 million for the three months ended June 30, 2015, compared to $1.2 million for the three months ended June 30, 2014. The increase of $1.0 million was primarily due to a $0.4 million increase in personnel related costs, an increase of $0.4 million in professional, insurance and consultant fees and an increase of $0.2 million in facility related and other costs. Our personnel related costs increased due primarily to an increase in stock-based compensation expense of $0.2 million as well as hiring in our general and administrative function to support our operating as a public company. Professional, insurance and consultant fees increased primarily due to an increase in consulting fees of $0.4 million relating to increased activities to support our operating as a public company including legal services and additional insurance requirements. Facility and other costs increased primarily due to general expense increases and to increased rent due to additional space under our amended lease.

Other Income (Expense), Net

Other expense, net was $0.4 million for the three months ended June 30, 2015, compared to $0.4 million for the three months ended June 30, 2014. In 2014, other expense included $0.1 million as a result of an adjustment for the fair value of the liability for our preferred stock warrants due to the increase in the value of the underlying preferred stock in 2014.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Revenue:
Product revenue	$572	$124	$448
Collaboration revenue	313	—	313

Total revenue	885	124	761

Operating expenses:
Cost of product revenue	136	29	107
Research and development	11,462	9,250	2,212
Selling and marketing	1,911	845	1,066
General and administrative	4,124	2,771	1,353

Total operating expenses	17,633	12,895	4,738

Loss from operations	(16,748)	(12,771)	(3,977)

Other income (expense):
Interest income	68	2	66
Interest expense	(911)	(300)	(611)
Other income (expense), net	3	(331)	334

Total other expense, net	(840)	(629)	(211)

Net loss	$(17,588)	$(13,400)	$(4,188)

Revenue

We generated $0.3 million of revenue from our collaboration agreements during the six months ended June 30 2015. We generated $0.6 million of revenue during the six months ended June 30, 2015 from sales of our ReSure Sealant product compared to $0.1 million for the six months ended June 30, 2014. We received FDA approval in January 2014 for ReSure Sealant.

Research and Development Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$133	$25	$108
OTX-DP for post-surgical ocular inflammation and pain	742	774	(32)
OTX-DP for allergic conjunctivitis	1,594	1,126	468
OTX-DP for inflammatory dry eye	485	—	485
OTX-TP for glaucoma	1,048	718	330
Unallocated expenses:
Personnel costs (including stock-based compensation)	4,584	2,785	1,799
All other costs	2,876	3,822	(946)

Total research and development expenses	$11,462	$9,250	$2,212

Research and development expenses were $11.5 million for the six months ended June 30, 2015, compared to $9.3 million for the six months ended June 30, 2014 or an increase of $2.2 million. Research and development costs increased by $2.2 million primarily as a result of an increase of $1.3 million in costs incurred in connection with the clinical trials of our OTX-DP product candidate for the treatment of ocular inflammation and pain following cataract surgery, our OTX-DP product candidate for the treatment of allergic conjunctivitis, our OTX-DP product candidate for the treatment of inflammatory dry eye and our OTX-TP product candidate for the treatment of glaucoma and an increase of $1.8 million in unallocated personnel costs offset by a decrease in $0.9 million in other unallocated costs.

For the six months ended June 30, 2015, we incurred $3.9 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.7 million for our OTX-DP product candidate for the treatment of ocular inflammation and pain following cataract surgery which was in Phase 3 clinical trials, $1.6 million for our OTX-DP product candidate for the treatment of allergic conjunctivitis which entered into a Phase 3 clinical trial, $0.5 million for our OTX-DP product candidate for the treatment of inflammatory dry eye disease which was in an exploratory Phase 2 clinical trial and $1.1 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which is in Phase 2b clinical trials. In comparison, for the six months ended June 30, 2014, we incurred $2.6 million in direct research and development expenses for our sustained release drug delivery product candidates, $0.8 million for OTX-DP for the treatment of ocular inflammation and pain following cataract surgery, $1.1 million for OTX-DP for the treatment of allergic conjunctivitis and $0.7 million for OTX-TP for the treatment of glaucoma. Unallocated research and development expense increased $0.9 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, due to an increase in personnel costs increased by $1.8 million due to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense offset by a decrease in all other costs of $0.9 million. In the six months ended June 30, 2014, included in unallocated all other costs was approximately $1.7 million in a one-time, non-cash expense in connection with a license fee paid in the form of stock.

Selling and Marketing Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$716	$335	$381
Professional, advertising and promotion costs	899	370	529
Facility related and other	296	140	156

Total selling and marketing expenses	$1,911	$845	$1,066

Selling and marketing expenses were $1.9 million for the six months ended June 30, 2015, compared to $0.8 million for the six months ended June 30, 2014. The increase of $1.1 million was primarily due to an increase of $0.4 million in personnel costs relating to additional hiring and stock-based compensation expense, an increase of $0.5 million in professional fees including consulting, and advertising and promotion costs relating to the ReSure Sealant, and an increase of $0.2 million in facility related and other costs.

General and Administrative Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$2,464	$1,466	$998
Professional, insurance and consultant fees	1,154	1,039	115
Facility related and other	506	266	240

Total general and administrative expenses	$4,124	$2,771	$1,353

General and administrative expenses were $4.1 million for the six months ended June 30, 2015, compared to $2.8 million for the six months ended June 30, 2014. The increase of $1.3 million was primarily due to a $1.0 million increase in personnel related costs, an increase of $0.1 million in professional, insurance and consultant fees and an increase of $0.2 million in facility related and other costs. Our personnel related costs increased by $1.0 million due primarily to an increase of $0.7 million related to hiring in our general and administrative function to support our operating as a public company and an increase in stock-based compensation expense of $0.3 million. Professional, insurance and consultant fees increased primarily to increased activities to support our operating as a public company including legal services and additional insurance requirements. In the six months ended June 30, 2014, consulting fees included $0.7 million recorded in the first quarter of 2014 in connection with consulting services rendered by a former member of our board of directors and current stockholder of Incept, which we paid by the issuance of 79,545 fully vested shares of our common stock for a payment having a fair value at the time of issuance of $0.7 million in addition to increased activities to support our operating as a public company including legal services and additional insurance requirements. Facility and other costs increased primarily due to general expense increases and to increased rent due to additional space under our amended lease.

Other Income (Expense), Net

Other expense, net was $0.8 million for the six months ended June 30, 2015, compared to $0.6 million for the six months ended June 30, 2014. The net increase of $0.2 million was due primarily to an increase in interest expense of $0.6 million due to increased borrowings under our new credit facility. In 2014, other expense included $0.3 million due to our adjustment for the fair value of the liability for our preferred stock warrants due to the increase in the value of the underlying preferred stock in 2014.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. We have generated limited revenue to date and are in the early phases of commercial launch of our first FDA-approved product, ReSure Sealant. We have not yet commercialized any of our sustained drug delivery products, which are in various phases of clinical and preclinical development. We do not expect to generate revenue from sales of any product other than ReSure Sealant for several years, if at all. Through June 30, 2015, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In July 2014, we closed our IPO, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions, and offering expenses.

As of June 30, 2015, we had cash and cash equivalents and marketable securities of $123.7 million. In April 2014, we borrowed $15.0 million in aggregate principal amount under a new credit facility and used $1.9 million of this amount to repay $1.7 million aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. The outstanding borrowings under this facility bear interest at an annual rate equal to 8.25%. See “—Contractual Obligations and Commitments” for additional information.

Cash Flows

As of June 30, 2015, we had cash and cash equivalents and marketable securities of $123.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(15,407)	$(8,537)
Cash used in investing activities	(8,896)	(545)
Cash provided by financing activities	65,596	11,521

Net increase in cash and cash equivalents	$41,293	$2,439

Operating activities. Net cash used in operating activities was $15.4 million for the six months ended June 30, 2015, primarily resulting from our net loss of $17.6 million and net cash used by changes in our operating assets and liabilities of $0.4 million partially offset by non-cash charges of $2.6 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had minimal product revenue in the period. Our net non-cash charges during the six months ended June 30, 2015 consisted primarily of $2.1 million of stock-based compensation expense. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2015 consisted primarily of an increase in accounts payable and accrued expenses of $0.3 million and an increase in prepaid expenses and other current assets of $0.7 million. The changes in prepaid expenses and other current assets, accounts payable and accrued expenses were due to increased product development activities and the timing of vendor invoicing and payments.

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

Investing activities. Net cash used in investing activities for the six months ended June 30, 2015 and 2014 totaled $9.0 million and $0.5 million, respectively. For the six months ended June 30, 2015, net cash used is primarily due to the purchase of marketable securities of $17.5 million offset by the sale of marketable securities of $9.8 million. For the six months ended June 30, 2015 and 2014, the purchases of property and equipment, primarily laboratory equipment and additional investment in a manufacturing clean room were $1.2 million and $0.5 million respectively.

Financing activities. Net cash provided for financing activities for the six months ended June 30, 2015 and 2014 was $65.6 million and $11.5 million, respectively. Net cash provided by financing activities for the six months ended June 30,

2015 consisted primarily of proceeds of $65.6 million, net of underwriting discounts and other offering expenses, related to our follow-on offering, proceeds from the exercise of common stock options of $0.1 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.1 million partially offset by payments of $0.3 million for insurance costs financed by a third party. Net cash provided by financing activities for the six months ended June 30, 2014 consisted primarily of proceeds of $14.9 million from our new credit facility, under which we borrowed $15.0 million in aggregate principal amount in April 2014, partially offset by the repayment of $2.3 million of outstanding principal and other amounts due in connection with our termination of a prior credit facility and payments of $1.1 million of deferred offering costs in anticipation of our IPO that we completed in July 2014.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources focused on the launch of the ReSure Sealant, our first FDA-approved product.

Our expenses will also increase as we:

•	pursue the clinical development of our most advanced sustained release drug product candidates, OTX-DP and OTX-TP;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for ReSure Sealant and any of our product candidates for which we obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	operate as a public company.

We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements at least through the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the level of product sales from ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the progress, costs and outcome of the clinical trials of our sustained release drug delivery product candidates, in particular OTX-DP and OTX-TP;

•	the costs of advancing our internal development efforts for the back of the eye program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

•	the extent to which we choose to establish collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2015 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$2,164	$812	$1,352	$—	$—
Purchase commitments	5,873	5,873	—	—	—
Manufacturing commitments	1,680	1,680	—	—	—
Debt obligations	17,501	5,632	11,869	—	—

Total	$27,218	$13,997	$13,221	$—	$—

In the table above, we set forth our enforceable and legally binding obligations and future commitments at June 30, 2015, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they maybe cancelable at June 30, 2015. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in June 2017 and June 2018.

Purchase commitments represent non-cancelable contractual commitments associated with certain clinical trial activities with our CROs.

Manufacturing commitments generally provide for termination on notice, and therefore are cancelable contracts but are contracts that we are likely to continue, regardless of the fact that they are cancelable.

We enter into contracts in the normal course of business to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In July 2015, the FASB finalized the one year delay in the effective date of ASU 2014-09. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted but in cannot be any earlier than 2017 for calendar year-end entities. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2015, we had cash and cash equivalents and marketable securities of $123.7 million, which consisted of money market funds, United States treasury notes and government agency notes. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $13.3 million for the year ended December 31, 2013, $28.7 million for the year ended December 31, 2014 and $17.6 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $107.0 million. Through June 30, 2015, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In June 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 4,600,000 shares consisting of 3,200,000 shares being sold by us and 1,400,000 shares being sold by certain stockholders of the Company, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and offering costs. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant, which was approved in January 2014 by the U.S. Food and Drug Administration, or FDA, to close clear corneal incisions following cataract surgery. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, beginning in the first quarter of 2014, commercialization of ReSure Sealant. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially if and as we:

•	pursue the clinical development of our most advanced sustained release drug delivery product candidates, OTX-DP and OTX-TP;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for ReSure Sealant and any of our product candidates for which we obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	operate as a public company.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct late stage clinical trials for our sustained release drug delivery product candidates, in particular OTX-DP and OTX-TP, and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results. We also expect to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates. In addition, we plan to devote substantial financial resources to our commercialization efforts, including product manufacturing, sales, marketing and distribution for ReSure Sealant and any of our product candidates for which we obtain marketing approval. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of June 30, 2015, we had cash and cash equivalents and marketable securities of $123.7 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements at least through the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the level of product sales from ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the progress, costs and outcome of the clinical trials of our sustained release drug delivery product candidates, in particular OTX-DP and OTX-TP;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

•	the extent to which we choose to establish collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain regulatory approval of products with the market potential sufficient to enable us to achieve profitability. We do not expect to generate significant revenue from sales of any product for several years, if at all. Accordingly, we may need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

Risks Related to Product Development

We depend heavily on the success of our sustained release drug delivery product candidates, in particular OTX-DP and OTX-TP. Clinical trials of our product candidates may not be successful. If we are unable to successfully complete clinical development of and obtain marketing approvals for our product candidates, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize these product candidates, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of our drug product candidates for diseases and conditions of the front of the eye. In particular, we are investing substantial resources to complete the development of OTX-DP for post-surgical ocular inflammation and pain, allergic conjunctivitis and inflammatory dry eye disease and OTX-TP for glaucoma. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing one or both of OTX-DP and OTX-TP.

The commercial success of our sustained release drug delivery product candidates will depend on many factors, including the following:

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

If clinical trials of our sustained release drug delivery product candidates or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of such product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including our sustained release drug delivery product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. Some of our completed studies, including our pilot studies for OTX-TP and our Phase 1 clinical trial of OTX-MP, were conducted with small patient populations, making it difficult to predict whether the favorable results that we observed in such studies will be repeated in larger and more advanced clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

In general, the FDA requires two adequate and well controlled clinical trials to support the effectiveness of a new drug for marketing approval. In a Phase 2 clinical trial of OTX-DP that we completed in 2013 in which we were evaluating OTX-DP for ocular inflammation and pain following cataract surgery, OTX-DP did not meet the primary efficacy endpoint for inflammation with statistical significance at the pre-specified time point at day 8. However, we did achieve statistical significance for this inflammation endpoint at days 14 and 30. Accordingly, we measured the primary efficacy endpoint for inflammation in our two completed Phase 3 clinical trials of OTX-DP at day 14. In the first of these two Phase 3 clinical trials, OTX-DP met both primary endpoints for ocular inflammation and pain following cataract surgery with statistical significance. However, in the second Phase 3 clinical trial, OTX-DP met only one of the two primary efficacy endpoints with statistical significance. In this second trial, OTX-DP did not meet the primary endpoint relating to absence of inflammatory cells in the study eye at day 14.

According to the trial protocols, the two primary efficacy endpoints in our completed Phase 2 and Phase 3 clinical trials are fixed sequence endpoints. As such, a statistical analysis of the trial results required that we first assess the primary endpoint regarding absence of inflammatory cells in the study eye. The protocol and statistical analysis plan for the trial did not contemplate assessing the primary endpoint regarding absence of pain in the study eye in the event the clinical trial of OTX-DP did not meet the first primary endpoint with statistical significance. The FDA has informed us that the hierarchy of the two primary endpoints for inflammation and pain is applicable in connection with their review of an NDA seeking approval for OTX-DP solely for an ocular pain indication. However, the FDA has also informed us that pain endpoints from the Phase 2 and two Phase 3 trials, with respect to which we received favorable data, would support the NDA submission. We therefore plan to proceed with an NDA submission for OTX-DP solely for an ocular pain indication using the existing data from our completed Phase 2 and Phase 3 clinical trials notwithstanding the FDA’s comment regarding the applicability of the hierarchy of the two primary endpoints in our completed Phase 2 and Phase 3 clinical trials. Prior to submitting this NDA, we will need to complete process validation for the manufacture of OTX-DP, obtain stability data for 12 months and finalize the clinical study report containing complete efficacy and safety data, which could take longer than we currently expect and could delay the proposed submission of the NDA.

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

Retrospective post-hoc analyses that we performed on the results of our two completed Phase 3 clinical trials may not be predictive of success in our third Phase 3 clinical trial. Although we believe that the collective data from these trials, including the post-hoc analyses, provide support for our decision to conduct a third Phase 3 clinical trial and provide additional information regarding our platform technology, post-hoc analyses performed after unblinding trial results can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

In addition, in a Phase 2 clinical trial of OTX-DP that we recently completed in which we were evaluating OTX-DP for allergic conjunctivitis, OTX-DP met one of the two primary efficacy measures. The OTX-DP treatment group achieved a mean difference compared to the vehicle control group of more than 0.5 units on a five point scale on day 14 for all three time points measured in a day for both ocular itching and conjunctival redness. The OTX-DP group did not achieve a mean difference compared to the vehicle control group of 1.0 unit for the majority of the three time points measured on day 14 for either ocular itching or conjunctival redness. We met with the FDA in December 2014 to discuss the Phase 3 clinical trial design for OTX-DP for allergic conjunctivitis and the appropriate endpoints and enrolled our first patients for this trial in June 2015. Based on this meeting with the FDA, we have designed this trial to include the same efficacy measures, but measured at different timepoints, as those used in our Phase 2 clinical trial, including at least a 0.5 unit mean difference between the treatment group and the placebo group at day 7 at all three time points for both ocular itching and conjunctival redness and at least a 1.0 unit difference between the treatment group and the placebo group at day 7 at the majority of time points for both ocular itching and conjunctival redness. These changes may not have the intended effect or yield favorable trial results. If we do not obtain favorable clinical trial results in our Phase 3 clinical trials of OTX-DP for allergic conjunctivitis, including meeting both primary efficacy measures, we may not obtain approval for OTX-DP to treat allergic conjunctivitis.

We designed our Phase 2 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension to assess clinically meaningful response to treatment, and did not power these trials to measure any efficacy endpoints with statistical significance. We expect that our planned Phase 3 clinical trials for OTX-TP will be the first clinical trials for OTX-TP to be powered with an appropriate number of patients to allow us to measure with statistical significance the non-inferiority of OTX-TP compared to a vehicle control intracanalicular depot plus timolol eye drops for the treatment of glaucoma and ocular hypertension based on the primary efficacy endpoint. As a result, favorable results from our Phase 2 clinical trials may not necessarily predict a likelihood of achieving our primary endpoint in the Phase 3 clinical trials with statistical significance, which we expect will be required for us to obtain marketing approval for OTX-TP.

The success of our sustained release drug delivery product candidates is dependent upon retention following insertion and during the course of intended therapy. As such, we continue to conduct non-significant risk, or NSR, studies in the United

States for our sustained release intracanalicular depots in an effort to increase the rate of retention. All NSR studies that we have performed to date have involved placebo vehicle control intracanalicular depots without active drug. If we determine to make any future changes to the design or composition of our depots, such changes could affect the outcome of any subsequent clinical trials using these updated depots. For example, in our Phase 2b clinical trial of OTX-TP, we are using a different version of intracanalicular depot than either of the depots that we used in our Phase 2a clinical trial of OTX-TP. Based on the results of our completed Phase 2a clinical trial, we designed a OTX-TP depot that is being used in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the two-month version of the depot used in the Phase 2a clinical trial. To achieve this, we modified the design of the OTX-TP depot to enlarge it in order to enable the depot to carry a greater amount of drug. In addition, we incorporated minor structural changes to improve retention rates. As a result, the outcome of our Phase 2b clinical trial may differ from the outcome of our Phase 2a clinical trial. Likewise, although we do not believe that the presence of an active drug influences retention rates, because the depots in our NSR studies did not contain active drug, we cannot be certain what impact, if any, the addition of an active drug may have on retention rates. If the retention rates for our depots are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our products.

The protocols for our clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States. For our sustained release drug delivery product candidates, we have typically conducted our initial and earlier stage clinical trials outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our sustained release drug delivery product candidates in the United States. The FDA, however, could require us to conduct additional studies or require us to modify our planned pivotal clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated. For example, in connection with our initial development of ReSure Sealant, in June 2010 the FDA requested that we withdraw an application that we had submitted under Section 510(k) of the Food, Drug and Cosmetic Act, or FDCA, for the marketing of an earlier version of ReSure Sealant as an ocular bandage because the FDA believed that the technical characteristics of the earlier version of ReSure Sealant were not substantially equivalent to a predicate device. In particular, unlike predicate devices that could be removed if there is discomfort, our product candidate adhered to the corneal surface and was not easily removable by the patient. As a result of this determination by the FDA, we needed to pursue a different regulatory approval pathway and conduct additional clinical development of our product candidate to demonstrate safety and effectiveness. After withdrawing our 510(k) application, we filed an investigational device exemption application to conduct a pivotal clinical trial to support approval of ReSure Sealant as an ocular sealant. The results of this pivotal trial ultimately supported the marketing approval of ReSure Sealant in January 2014, although not in the time frame we had initially expected. The FDA is not obligated to comment on our trial protocols within any specified time period or at all or to affirmatively clear or approve our planned pivotal clinical trials. Subject to a waiting period of 30 days, we could choose to initiate our pivotal clinical trials in the United States without waiting for any additional period for comments from the FDA.

We intend to conduct, and may in the future conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. We have typically conducted our initial and earlier stage clinical trials for our product candidates, including our sustained release drug delivery product candidates, outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our sustained release drug delivery product candidates in the United States.

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our sustained release drug delivery product candidates or any other product candidates that we may develop, including:

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

For example, we applied for a deferral from the FDA for the requirement to conduct pediatric studies for OTX-DP for the treatment of post-surgical ocular inflammation and pain following cataract surgery until after approval of such product in adult populations for that indication. While the FDA ultimately approved our request, if the FDA had required us to conduct pediatric studies in advance of FDA approval in adult populations, we would have experienced significant delays in our ability to obtain marketing approval for OTX-DP for this indication. We will face a similar risk if we seek a comparable deferral for other product candidates or indications.

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

We may not be able to initiate or continue clinical trials for our sustained release drug delivery product candidates or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States. Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with patient enrollment.

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

If serious adverse or unacceptable side effects are identified during the development of our sustained release drug delivery product candidates or any other product candidates that we may develop, we may need to abandon or limit our development of such product candidates.

If our sustained release drug delivery product candidates or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our recent Phase 3 clinical trials of OTX-DP for the treatment of ocular inflammation and pain following cataract surgery, there were two serious adverse events in the OTX-DP group in each of our two trials, none of which were ocular in nature or considered by the investigator to be related to the study treatment. There was one ocular serious adverse event in the vehicle control group in the two completed Phase 3 clinical trials, which was hypopyon, or inflammatory cells in the anterior chamber. In our earlier Phase 2 clinical trial of OTX-DP for the same indication, there were three serious adverse events, none of which was considered by the investigator to be related to the study treatment. In the OTX-DP group of this Phase 2 clinical trial of OTX-DP, the only adverse event that occurred more than once was reduced visual acuity, which occurred twice. In our two pilot studies of OTX-TP for the treatment of glaucoma and ocular hypertension and our Phase 2a clinical trial of OTX-TP for the same indication, the most common adverse event was inflammatory reaction, which was noted in three patients in our pilot studies and in five patients in our Phase 2a clinical trial. All adverse events have been transient in nature and resolved by the end of the applicable trial. However, many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment.

We may not be successful in our efforts to develop product candidates based on our bioresorbable hydrogel technology platform other than ReSure Sealant or expand the use of our bioresorbable hydrogel technology for treating additional eye diseases and conditions.

We are currently directing all of our development efforts towards applying our proprietary bioresorbable hydrogel technology platform to product candidates that are designed to provide sustained delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs. We have a number of product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other front-of-the-eye diseases and conditions. We are also developing a hydrogel-based drug delivery depot designed to release therapeutic antibodies to vascular endothelial growth factor, or VEGF, over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD. Our existing product candidates and any other potential product candidates that we identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize our product candidates that we develop based upon our technological approach, we will not be able to obtain substantial product revenues in future periods.

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

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Following an inspection by the FDA in March 2015, for example, we received a Form FDA 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting. We have submitted our response, which was accepted by the FDA, and have updated our procedures. The FDA or similar foreign regulatory authorities at any time also may implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, imposition of a consent decree, or withdrawal of product approval, and would limit the availability of ReSure Sealant and our product candidates that we manufacture. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

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

The degree of market acceptance of ReSure Sealant or any product candidate for which we obtain marketing approval will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;

•	the clinical indications for which the product is approved;

•	the convenience and ease of administration compared to alternative treatments, including the intracanalicular depot retention rate for our sustained release drug delivery product candidates;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of our marketing and distribution support;

•	timing of market introduction of competitive products;

•	the availability of third-party coverage and adequate reimbursement and, for ReSure Sealant, the lack of separate reimbursement when used as part of a cataract surgery procedure;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of our products together with other medications.

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

Because the active pharmaceutical ingredients in our product candidates are available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe the patents that we license. For example, our licensed patents related to our sustained release drug delivery product candidates largely relate to the hydrogel composition of the intracanalicular depots and certain drug-release features of the depots. As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our licensed patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

Other companies have advanced into Phase 3 clinical development biodegradable, sustained release product candidates that could compete with our sustained release drug delivery product candidates. ReSure Sealant is the first and only surgical sealant approved for ophthalmic use in the United States, but will compete with sutures as an alternative method for closing ophthalmic wounds. Multiple companies are exploring in early stage development alternative means to deliver anti-VEGF products in a sustained release fashion to the back of the eye.

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

ReSure Sealant or any product candidate for which we obtain marketing approval in the United States or in other countries may not be considered medically reasonable and necessary for a specific indication, may not be considered cost-effective by third-party payors, coverage and an adequate level of reimbursement may not be available, and reimbursement policies of third-party payors may adversely affect our ability to sell our product candidates profitably. ReSure Sealant is not separately reimbursed when used as part of a cataract surgery procedure, which could limit the degree of market acceptance of this product by surgeons. In addition, while OTX-DP may be considered a post-surgical product in the same fashion as eye drops, if it receives marketing approval, it may instead be categorized as an inter-operative product. If OTX-DP is categorized as an inter-operative product, it will not be subject to separate reimbursement, which could likewise limit its market acceptance.

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

Our relationships with our distributors are non-exclusive, and our distributors will simultaneously sell products on behalf of third parties, including products that may compete directly or indirectly with our products or product candidates. If our independent distributors fail to devote sufficient time to the sale of ReSure Sealant, or if they otherwise fail to adequately promote, market and sell ReSure Sealant, our sales could decrease. We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. If a substantial number of our independent distributors, or any significant independent distributor, were to cease to do business with us within a short period of time, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors. Because of the competition for their services, we may be unable to recruit additional qualified independent distributors to work with us. We may also not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to retain qualified independent distributors would prevent us from successfully commercializing ReSure Sealant or any other product candidates for which we obtain marketing approval and intend to distribute through qualified independent distributors.

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

The patent position of pharmaceutical, biotechnology and medical device companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our licensor’s patent rights are highly uncertain. Our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, unlike patent law in the United States, European patent law precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant if broader than specifically disclosed embodiments. Moreover, we have no patent protection and likely will never obtain patent protection for ReSure Sealant outside the United States and Canada. We have only two issued patents outside of the United States for two of our three intracanalicular depot sustained release drug delivery product candidates, and these expire by 2019. We have three licensed patent families in Europe and certain other parts of the world, but these families consist only of patent applications outside of the United States and have no issued or allowed patents. Patents might not be issued and we may never obtain any patent protection or may only obtain substantially limited patent protection outside of the United States with respect to our products.

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

Because the active pharmaceutical ingredients in our product candidates are available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe any patents that we license. Our licensed patents largely relate to the hydrogel composition of our intracanalicular depots and the drug-release design scheme of our depots. As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our licensed patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

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

Our license agreement with Incept, under which we license all of our patent rights and a significant portion of the technology for ReSure Sealant and our product candidates, imposes royalty and other financial obligations and other substantial performance obligations on us. We also may enter into additional licensing and funding arrangements with third parties that may impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of our product. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government-funded healthcare programs.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, own a large portion of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2019, provided that, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non-convertible debt over a three-year period. As an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the three months ended June 30, 2015 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q.

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

We received aggregate net proceeds from the offering, including in connection with the exercise by the underwriters of their over-allotment option, of approximately $66.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. As of June 30, 2015, we have used approximately $33.6 million of the net proceeds from the offering as follows: $19.8 million for research and development costs, $2.9 million for sales and marketing costs, $8.0 million for general and administrative purposes, $180 million for capital spending, and $1.1 million to pay interest expense. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10 percent or more of our common stock, or to any affiliate of ours. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and money market funds backed by U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated as of July 24, 2014 filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: August 10, 2015	By:	/s/ W. Bradford Smith
W. Bradford Smith
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