Form 10-Q
period 2015-09-30
OCULAR THERAPEUTIX, INC
filed 2015-11-10
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015 there were 24,734,187 shares of Common Stock, $0.0001 par value per share, outstanding.

Ocular Therapeutix, Inc.

1

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our plans to develop and commercialize our product candidates based on our proprietary bioresorbable hydrogel technology platform;

•	our ongoing and planned clinical trials, including our third Phase 3 clinical trial of DEXTENZA™, also referred to as OTX-DP for the treatment of ocular inflammation and pain following cataract surgery, our Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis, our Phase 2 clinical trial of DEXTENZA for inflammatory dry eye disease and our Phase 2b clinical trial and additional clinical trials of DEXTENZA for the treatment of glaucoma and ocular hypertension;

•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for DEXTENZA, OTX-TP and our other product candidates;

•	our commercialization of ReSure Sealant;

•	the potential advantages of ReSure Sealant and our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	the preclinical development of our hydrogel depot with protein based or small molecule anti-VEGF, including tyrosine kinase inhibitors, or TKIs, hydrogel depot for the treatment of wet age-related macular degeneration and other back-of-the-eye diseases;

•	our estimates regarding the potential market opportunity for DEXTENZA, OTX-TP, ReSure Sealant and our other product candidates;

•	our commercialization, marketing and manufacturing plans, capabilities and strategy;

•	our intellectual property position;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our plans to raise additional capital;

•	the impact of government laws and regulations; and

•	our competitive position.

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

Ocular Therapeutix, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$41,198	$37,393
Marketable securities	72,445	37,435
Accounts receivable, net	189	329
Inventory	147	133
Prepaid expenses and other current assets	1,919	893

Total current assets	115,898	76,183
Property and equipment, net	3,193	1,782
Restricted cash	228	228

Total assets	$119,319	$78,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,624	$1,316
Accrued expenses	3,591	3,016
Deferred revenue	83	188
Notes payable, net of discount, current	5,883	1,354

Total current liabilities	11,181	5,874
Deferred rent, long-term	81	112
Notes payable, net of discount, long-term	9,249	13,511

Total liabilities	20,511	19,497

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 authorized at September 30, 2015 and December 31, 2014, no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 24,730,061 and 21,333,507 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	217,361	148,122
Accumulated deficit	(118,539)	(89,428)
Accumulated other comprehensive loss	(16)	—

Total stockholders’ equity	98,808	58,696

Total liabilities and stockholders’ equity	$119,319	$78,193

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product revenue	$388	$143	$960	$267
Collaboration revenue	41	—	354	—

Total revenue:	429	143	1,314	267

Operating expenses:
Cost of product revenue	91	32	227	61
Research and development	8,263	4,482	19,725	13,732
Selling and marketing	798	479	2,709	1,324
General and administrative	2,451	1,926	6,575	4,697

Total operating expenses	11,603	6,919	29,236	19,814

Loss from operations	(11,174)	(6,776)	(27,922)	(19,547)

Other income (expense):
Interest income	53	5	121	7
Interest expense	(406)	(412)	(1,316)	(712)
Other income (expense), net	3	(111)	6	(442)

Total other expense, net	(350)	(518)	(1,189)	(1,147)

Net loss	(11,524)	(7,294)	(29,111)	(20,694)

Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(11)

Net loss attributable to common stockholders	$(11,524)	$(7,294)	$(29,111)	$(20,705)

Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.48)	$(1.28)	$(2.93)

Weighted average common shares outstanding, basic and diluted	24,713,597	15,165,612	22,757,646	7,068,399

Comprehensive loss:
Net loss	$(11,524)	$(7,294)	$(29,111)	$(20,694)
Other comprehensive loss:
Unrealized loss on marketable securities	(8)	—	(16)	—

Total other comprehensive loss	(8)	—	(16)	—

Total comprehensive loss	$(11,532)	$(7,294)	$(29,127)	$(20,694)

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(29,111)	$(20,694)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,304	1,667
Licensing and consultant fees paid in common stock	—	2,364
Non-cash interest expense	112	66
Depreciation and amortization expense	554	383
Revaluation of preferred stock warrants	—	380
Loss on extinguishment of debt	—	57
(Gain)/loss on disposal of property and equipment	(3)	4
Purchase of premium on marketable securities	(25)	—
Amortization of premium on marketable securities	187	—
Changes in operating assets and liabilities:
Accounts receivable from related party	—	18
Accounts receivable	140	197
Prepaid expenses and other current assets	(320)	(354)
Inventory	(14)	(117)
Accounts payable	(360)	63
Accrued expenses and deferred rent	534	1,096
Deferred revenue	(105)	—

Net cash used in operating activities	(25,107)	(14,870)

Cash flows from investing activities:
Purchases of property and equipment	(1,305)	(819)
Purchases of investments	(75,011)	—
Proceeds from sale of property and equipment	7	—
Maturities of investments	39,826	—

Net cash used in investing activities	(36,483)	(819)

Cash flows from financing activities:
Proceeds from issuance of notes payable and preferred stock warrants, net of issuance costs	—	14,877
Proceeds from exercise of common stock options	175	28
Proceeds from issuance of public offering, net	65,612	69,518
Proceeds from issuance of common stock pursuant to employee stock purchase plan	148	—
Repayments of notes payable	—	(2,273)
Payments of initial public offering costs	—	(3,012)
Payments of insurance costs financed by a third-party	(540)	(62)

Net cash provided by financing activities	65,395	79,076

Net increase in cash and cash equivalents	3,805	63,387
Cash and cash equivalents at beginning of period	37,393	17,505

Cash and cash equivalents at end of period	$41,198	$80,892

Supplemental disclosure of cash flow information:
Cash paid for interest	$942	$526
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$11
Conversion of redeemable convertible preferred stock to common stock	$—	$74,354
Conversion of warrants for redeemable convertible preferred stock to warrants for common stock	$—	$960
Deferred offering costs included in accounts payable and accrued expenses	$—	$101
Additions to property and equipment included in accounts payable at balance sheet dates	$668	$40
Insurance premium financed by a third party	$706	$623
Fair value of preferred stock warrants at grant date	$—	$326

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary hydrogel platform technology. The Company’s bioresorbable hydrogel-based product candidates are designed to provide sustained delivery of therapeutic agents to the eye. Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of its products and product candidates and commercializing ReSure Sealant.

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

As of September 30, 2015, the Company’s lead product candidates were in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company does not expect to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations. If the Company is unable to raise capital when needed or on attractive terms, the Company could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. The Company believes that its existing cash and cash equivalents and marketable securities will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements at least through the third quarter of 2017.

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

In June 2015 the Company completed a follow-on offering of its common stock, through a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by the Company and 1,400,000 shares were sold by certain stockholders of the Company, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds from the follow-on offering of approximately $65,612 after deducting underwriting discounts and other offering expenses (Note 8).

Unaudited Interim Financial Information

The balance sheet at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2015 and results of operations and cash flows for the nine months ended September 30, 2015 and 2014 have been made. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.

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

Prior to approval by the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies of the Company’s products, the Company expenses inventory costs in the period incurred as research and development expenses. After such time as the product receives approval, the Company begins to capitalize the inventory costs related to the product. The Company also reviews its inventories for potential obsolescence.

The Company had an inventory balance of $147 and $133, respectively, as of September 30, 2015 and December 31, 2014, which consisted primarily of raw materials.

Restricted Cash

As of December 31, 2014, the Company held a certificate of deposit to collateralize a credit card account with its bank of $60. This amount is included in prepaid expenses and other current assets on the Company’s balance sheet. In the third quarter of 2015, the security deposit to collateralize a credit card account of $60 was released and there is no longer an outstanding balance as of September 30, 2015. As of September 30, 2015 and December 31, 2014, the Company also held a certificate of deposit of $228, which is a security deposit for the lease of the Company’s corporate headquarters. The Company has classified this as long-term restricted cash on its balance sheet.

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

The Company’s cash equivalents and marketable securities at September 30, 2015 and December 31, 2014, were carried at fair value determined according to the fair value hierarchy described above (see Note 3). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s outstanding notes payable (see Note 7) approximates fair value (a level 2 fair value measurement), using a discounted cash flow analysis, reflecting discount rates currently available by the Company.

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. Fair value is determined based on quoted market prices. At September 30, 2015, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$35,142	$—	$(11)	$35,131
Agency bonds	37,319	—	(5)	37,314

Total	$72,461	$—	$(16)	$72,445

At December 31, 2014, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$10,026	$—	$—	$10,026
Agency bonds	27,409	—	—	27,409

Total	$37,435	$—	$—	$37,435

At September 30, 2015 marketable securities consisted of investments that mature within one year.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on advancing its bioresorbable hydrogel-based product candidates exclusively for ophthalmology. All tangible assets are held in the United States.

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

Prior to the closing of the IPO, the Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Similarly, restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2015 and 2014.

The following common stock equivalents outstanding as of September 30, 2015 and 2014 were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2015 and 2014, because they had an anti-dilutive impact:

	As of September 30,
	2015	2014
Options to purchase common stock	2,099,901	1,619,862
Non-vested restricted stock	7,109	52,111
Warrants for the purchase of common stock	18,939	89,708

Total options, warrants and restricted stock	2,125,949	1,761,681

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted, but it cannot be any earlier than 2017 for calendar year-end entities. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures and does not expect it to be material.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$40,520	$—	$40,520
Marketable securities:
United States treasury notes	—	35,131	—	35,131
Agency bonds	—	37,314	—	37,314

Total	$—	$112,965	$—	$112,965

	Fair Value Measurements as of December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$29,103	$—	$29,103
Agency bonds	—	7,599	—	7,599
Marketable securities:
United States treasury notes	—	10,026	—	10,026
Agency bonds	—	27,409	—	27,409

Total	$—	$74,137	$—	$74,137

As of September 30, 2015 and December 31, 2014, the Company’s cash equivalents that were invested in money market funds were valued based on Level 2 inputs. During the three months ended September 30, 2015, there were no transfers between Level 1 and Level 2.

4. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
Accrued compensation and related expenses	$1,342	$1,495
Accrued professional fees	544	338
Accrued research and development expenses	460	540
Accrued insurance	648	389
Accrued other	597	254

	$3,591	$3,016

As of September 30, 2015, the Company’s accrued insurance represents premiums for the period from July 2015 through June 2016 which the Company financed with a third-party.

5. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three and nine month periods ended September 30, 2015 or 2014. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2015 and December 31, 2014, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2015 or December 31, 2014. As of September 30, 2015 and December 31, 2014, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

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

In October 2014, the Company entered into a feasibility agreement with a biotechnology company. Under this agreement, the biotechnology company will pay up to $700, of which $250 is a non-refundable payment due upon contract execution and $450 is due upon the achievement of certain milestones. Initially, the Company was recognizing the non-contingent revenue of $250 on a straight-line basis over the twelve-month period expected to complete the Company’s performance obligations. Estimates of this development period involves the evaluation of many assumptions and uncertainties and may change if facts and circumstances change. During the third quarter of 2015, management re-evaluated and revised the estimated development period from 12 months as of June 30, 2015 to 18 months as of September 30, 2015. If and when a contingent milestone payment is earned, the additional consideration to be received will be added to the total expected payments under the contract. In January 2015, the Company achieved the first milestone under the feasibility agreement triggering a payment due of $250. Through September 30, 2015, the Company has recognized revenue of $417. As of September 30, 2015 the Company has deferred revenue of $83. As of December 31, 2014, the Company had deferred revenue of $187 and $250 in accounts receivable related to this agreement.

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

In April 2014, in connection with the Tranche 1 loan, the lenders received warrants to purchase 100,000 shares of the Company’s Series D-1 redeemable convertible preferred stock with an exercise price of $3.00 per share, which are exercisable until April 2021. The fair value of the warrants as of the issuance date totaling $326 was recorded as a preferred stock warrant liability. Of this amount, $290 was allocated to the 2014 Credit Facility and recorded as debt discount and $36 was allocated to the 2011 Modification Agreement and recorded as loss on extinguishment of debt (see below). Upon the closing of our IPO in July 2014, the preferred stock warrants became exercisable for 37,878 common stock warrants at an exercise price of $7.92 and the fair value of the warrant liability became fixed as of that date and was reclassified to additional paid-in capital. As of September 30, 2015, the effective annual interest rate of the outstanding debt under the 2014 Credit Facility was approximately 11%.

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

As of September 30, 2015, the annual repayment requirements for the 2014 Credit Facility, inclusive of the final payment of $563 due at expiration, were as follows:

Year Ending December 31,	Principal	Interest and Final Payment	Total
2015	$1,500	$302	$1,802
2016	6,000	902	6,902
2017	6,000	397	6,397
2018	1,500	583	2,083

	$15,000	$2,184	$17,184

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

On July 30, 2014 the Company completed its IPO, which resulted in the sale of 5,000,000 shares of its common stock at a public offering price of $13.00 per share resulting in net proceeds of approximately $57,337 after deducting underwriting discounts and other offering costs. Upon closing the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into 12,440,205 shares of common stock. Additionally upon closing the IPO, the Company adopted an amended and restated certificate of incorporation increasing the number of its authorized shares of its common stock to 100,000,000 shares. This amended and restated certificate of incorporation also authorizes the Company to issue 5,000,000 shares of preferred stock, $0.0001 par value, all of which is undesignated.

On August 19, 2014, the Company completed the sale of an additional 750,000 shares of common stock at the initial public offering price of $13.00 per share to the underwriters of the Company’s IPO pursuant to the exercise of their over-allotment option. The Company received additional net proceeds of approximately $9,068 after deducting underwriting discounts.

In June 2015, the Company completed a follow-on offering of its common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by the Company and 1,400,000 shares were sold by certain stockholders of the Company, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds from the follow-on offering of approximately $65,612 after deducting underwriting discounts and offering expenses.

9. Warrants

Upon the closing of our IPO in July 2014, the Company’s outstanding preferred stock warrants for the purchase of 236,836 shares of preferred stock were converted to warrants for the purchase of 89,708 shares of common stock at a weighted average exercise price of $6.32 per share. During the nine months ended September 30, 2015, warrants covering 70,769 shares were exercised via net share settlement and the Company issued 54,010 shares of common stock as a result of the exercise. Warrants for the purchase of 18,939 shares of common stock remain outstanding at September 30, 2015 at a weighted average exercise price of $7.92 per share.

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

2014 Stock Incentive Plan

On June 19, 2014, the Company’s stockholders approved the 2014 Plan, which became effective immediately prior to the closing of the Company’s IPO on July 30, 2014. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares originally reserved for issuance under the 2014 Plan, inclusive of shares from the 2006 Plan, was 1,336,907. On December 23, 2014, the board of directors adopted a resolution to increase the number available under the 2014 Plan by an additional 790,000 shares effective as of January 1, 2015. As of September 30, 2015, 1,460,345 shares remain available for issuance under the 2014 Plan. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors.

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

2014 Employee Stock Purchase Plan

On June 19, 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). A total of 207,402 shares of common stock are reserved for issuance under this plan. The ESPP became effective immediately prior to the closing of the Company’s IPO on July 30, 2014. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the

Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. The Company’s first offering period commenced October 1, 2014 and closed on December 31, 2014 at which time 5,395 shares of common stock were issued for total proceeds of $64. On December 23, 2014, the board of directors adopted a resolution to increase the number of authorized under the ESPP by an additional 25,000 shares effective as of January 1, 2015. The Company’s second offering period commenced January 1, 2015 and closed on June 30, 2015 at which time 8,277 shares of common stock were issued for total proceeds of $148. As of September 30, 2015, 218,730 shares of common stock remain available for issuance.

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

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.93%	2.26%	1.65%	2.24%
Expected term (in years)	6.00	6.00	6.00	5.96
Expected volatility	64.2%	76.7%	71.4%	76.5%
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2015, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 6,688 shares of common stock.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30.
	2015	2014	2015	2014
Research and development	$400	$107	$1,116	$245
Selling and marketing	89	19	247	42
General and administrative	742	481	1,941	1,380

	$1,231	$607	$3,304	$1,667

As of September 30, 2015, the Company had an aggregate of $12,402 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.0 years.

11. Commitments and Contingencies

Leases

The Company leases office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under non-cancelable operating leases that expire in June 2017 and June 2018.

Future minimum lease payments for its operating leases as of September 30, 2015 are as follows:

Years Ending December 31,
2015	$203
2016	820
2017	676
2018	262

Total	$1,961

During the three months and nine months ended September 30, 2015, the Company recognized $193 and $583, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment. During the three and nine months ended September 30, 2014, the Company recognized $196 and $455, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 12) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through September 30, 2015, royalties payable under this agreement related to product sales were not material.

On February 12, 2014, the Company issued to Incept 189,393 shares of its common stock in connection with the expansion of the scope of the license to include back-of-the-eye technology held by Incept (Note 12).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2014 or September 30, 2015.

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

During the three and nine months ended September 30, 2015, the Company invoiced Augmenix, Inc. (“Augmenix”) $0 and $5, respectively, for consulting and other services. During the three and nine months ended September 30, 2014, the Company invoiced Augmenix $4 and $80, respectively for consulting and other services. Certain shareholders of Augmenix were holders of the Company’s redeemable convertible preferred stock and common stock which is now entirely common stock. In addition, certain employees of the Company are shareholders of Augmenix. The Company’s President and Chief Executive Officer was also the Chief Executive Officer of Augmenix up until April 2014 and is currently the Chairman of the board of directors of Augmenix.

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

We are a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary hydrogel platform technology. Our bioresorbable hydrogel-based product candidates are designed to provide sustained delivery of therapeutic agents to the eye. Our lead sustained release drug delivery product candidates are DEXTENZA™, also referred to as OTX-DP, and OTX-TP which are inserted into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose. Our DEXTENZA and OTX-TP product candidates combine our hydrogel technology with U.S. Food and Drug Administration, or FDA, approved therapeutic agents with the goal of providing sustained delivery of drug to the eye. We also have a hydrogel-based drug delivery depot, which is in preclinical development for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD. Our hydrogel depot is designed to be delivered via intravitreal injection to release therapeutic agents, such as antibodies to vascular endothelial growth factor, or VEGF, over a sustained period. In addition to our ongoing product development, we have launched our first commercial product, ReSure Sealant, a hydrogel-based ophthalmic wound sealant approved by the FDA in January 2014 to seal corneal incisions following cataract surgery. ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient in our hydrogel and is in Phase 3 clinical development for the treatment of ocular inflammation and pain following cataract surgery, Phase 3 clinical development for the treatment of allergic conjunctivitis and Phase 2 clinical development for the treatment of inflammatory dry eye disease.

In March and April 2015 we reported topline results from two Phase 3 clinical trials of DEXTENZA for the treatment of ocular inflammation and pain following cataract surgery. Although we have been conducting our Phase 3 clinical trials of DEXTENZA in patients who have undergone cataract surgery, these trials are intended to support a label for all post-surgical ocular inflammation and pain. In the first Phase 3 clinical trial, DEXTENZA met both primary efficacy endpoints, absence of pain at day 8 and absence of inflammatory cells at day 14, with statistical significance. In the second Phase 3 clinical trial, DEXTENZA met the primary efficacy endpoint for the absence of pain at day 8 with statistical significance but did not meet the primary efficacy endpoint for the absence of inflammatory cells at day 14 with statistical significance.

We met with the FDA in April 2015 to discuss the path forward for seeking marketing approval of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery. In our meeting with the FDA, we discussed the following in an effort to gain clarity regarding related clinical and regulatory matters. We discussed proceeding with an NDA submission solely for an ocular pain indication using the existing pain data from our completed Phase 2 and Phase 3 clinical trials. We also discussed conducting a potential third Phase 3 clinical trial for the inflammation endpoint, which we believe will be required to support the potential labeling expansion of DEXTENZA’s indications for use. We initiated this third Phase 3 clinical trial for DEXTENZA for the treatment of post-surgical ocular inflammation and pain in October 2015 and had enrolled 67 patients through November 6, 2015. We expect to enroll 436 patients in this trial, with patients randomized in a 1:1 ratio to receive either DEXTENZA or placebo. We have made modifications to the protocol design of this third Phase 3 clinical trial compared to our two completed Phase 3 clinical trials of DEXTENZA based on our learnings from these prior trials. These modifications relate to factors we believe impacted the results of the second Phase 3 clinical trial, including the use of rescue medications in patients with mild inflammation at the day 8 visit and the use of high dose oral non-steroidal anti-inflammatory drugs, or NSAIDs. In the third Phase 3 clinical trial we will exclude patients receiving high doses of NSAIDs, such as Naproxen, and have provided additional guidance to study investigators regarding the use of rescue medications per the study protocol. We submitted an NDA for DEXTENZA solely for the treatment of ocular pain following ophthalmic surgery in September 2015. If the results of our third Phase 3 clinical trial of OTX-DP are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for DEXTENZA for the treatment of ocular inflammation following ophthalmic surgery.

In addition, in October 2015 we reported topline efficacy results from the first of two planned Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis. This first Phase 3 clinical trial was a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked trial. A total of 73 patients were enrolled in this trial and were randomized in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control punctum plug without active drug. This trial was conducted using a controlled allergen exposure model commonly used to assess ocular allergy medications known as the modified Ora-CAC® (Conjunctival Allergan Challenge) model, which is a proprietary model owned by Ophthalmic Research Associates (ORA, Inc.), a clinical research organization we used to manage this trial. The primary endpoints that were evaluated were ocular itching graded by the patient and conjunctival redness graded by the trial investigator at day 7 following insertion. The secondary efficacy measures for both itching and redness were measured at day 14 following insertion and on day 28 following insertion. The primary endpoint of the treatment of ocular itching associated with allergic conjunctivitis was successfully achieved in this trial. There was a statistically significant difference (p<0.0001) in the mean scores between the DEXTENZA treatment group and the placebo group for ocular itching at all three time points measured on day 7 post-insertion of the drug product. The difference in the mean scores for ocular itching between the DEXTENZA group and the placebo group was greater than 0.5 units on a five point scale at all time points on day 7 post-insertion and was greater than 1.0 unit at a majority of the time points on day 7 post-insertion. The primary endpoint of conjunctival redness is typically an endpoint included in Phase 3 trials for allergic conjunctivitis but has not been historically required for FDA approval of drugs for allergic conjunctivitis. The DEXTENZA treatment group did not achieve the primary endpoint for conjunctival redness in this trial. Many commercially available prescription medications for the treatment of allergic conjunctivitis have an ocular itching indication only. Based on the analysis of the results in this clinical trial to date, as well as other clinical trials completed to date, DEXTENZA has exhibited a good safety profile and has been well tolerated. The secondary endpoints and complete safety data are being analyzed and are expected to be available in the first quarter of 2016. We expect to initiate patient enrollment in a second Phase 3 clinical trial of DEXTENZA for the treatment of allergic conjunctivitis in the fourth quarter of 2015. If the results of our second Phase 3 clinical trial of DEXTENZA for this indication are favorable, and subject to receiving approval for DEXTENZA for the treatment of ocular pain following ophthalmic surgery pursuant to the initial NDA, we plan to submit an NDA supplement for DEXTENZA for the treatment of allergic conjunctivitis in the second half of 2016.

We also initiated an exploratory Phase 2 clinical trial of DEXTENZA for the treatment of inflammatory dry eye disease in January 2015 and we have completed patient enrollment. This study has not been powered to demonstrate statistical significance. We expect to complete this trial in the fourth quarter of 2015 and then assess the future direction of the clinical development of this product candidate based on these results.

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog that reduces elevated intraocular pressure, as an active pharmaceutical ingredient in our hydrogel. We reported topline efficacy results from a Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015. This prospective, randomized, parallel-arm, active controlled, multicenter, double-masked, double dummy study enrolled 73 patients at 11 clinical sites in the United States to assess the efficacy and safety of OTX-TP as compared to timolol. Patients were randomized in a 1:1 ratio to receive either OTX-TP and placebo eye drops or a placebo vehicle control punctum plug without active drug and eye drops containing timolol. The trial was designed to inform the further clinical development for OTX-TP and was not powered to show statistical significance between study groups. Efficacy measures in this trial included differences in the mean intraocular pressure, or IOP, change between the treatment groups from baseline at multiple time points throughout the trial. The primary efficacy endpoint in this trial was the difference between treatment groups in mean change in IOP from baseline at day 60 following insertion of the punctum plug, calculated by averaging the change from baseline across the three time points at day 60. The secondary efficacy endpoints in this trial were difference between treatment groups in mean change in IOP from baseline at each time point on day 60 and day 90 following insertion of the punctum plug. Our objectives included assessing the clinically meaningful reduction of IOP in the OTX-TP treatment group, depot retention rates, visualization and replacement of the depot if required, duration of washout to achieve stable baseline IOP as well as the safety profile.

In this trial, the duration of effect as measured by the clinically meaningful reduction of IOP was observed at a level within a range of 4.5 to 5.7 mmHg out to 90 days with the sustained release OTX-TP drug product with an average reduction of 1.9 mmHg compared with baseline. This IOP lowering was comparable to levels seen in the treatment group with the same drug release rate in our previously completed Phase 2a clinical trial of OTX-TP. In the Phase 2b trial, the patient group receiving timolol as a comparator drug in the presence of a placebo depot achieved IOP lowering results that were higher than expected, based on results reported in the peer-reviewed literature. The trial was not powered to detect statistically significant differences in IOP lowering between patient groups.

The timolol group was observed to have intraocular pressure lowering of 6.4 to 7.6 mmHg, with an average of 7.0 mmHg compared with baseline, and as noted, this was higher than expected, possibly due to enhanced residence time of the drug on the ocular surface due to occlusion of the punctum by the placebo vehicle depot. The average intraocular pressure lowering seen in four published studies using timolol was 6.2 mmHg. On day 60, which was the date for the primary efficacy measure, the OTX-TP group experienced an IOP lowering effect of 4.8 mmHg, compared with IOP lowering of 6.4 mmHg for the timolol arm. On day 90, which was the date for the secondary efficacy measure, the OTX-TP group experienced an IOP lowering effect of 5.2 mmHg, compared with an IOP lowering effect of 7.3 mmHg in the timolol arm. There may be some benefit on the IOP lowering effect of the placebo plug in the timolol arm. There are several peer-reviewed medical journals that have reported studies in which an additional IOP lowering effect of 1.32 to 1.80 mmHg was observed in patients taking timolol eye drops in combination with a non-drug eluting punctum plug compared to those patients only taking timolol eye drops. These include studies reported in September 2011 in Clinical and Experimental Optometry, February 1989 in the American Journal of Ophthalmology and August 1996 in Acta Ophthalmologica Scandinavica. We may take into consideration the potential enhanced IOP lowering effect of the placebo plug when designing our Phase 3 trials of OTX-TP.

In a post-hoc analysis performed following the receipt of topline efficacy results, we excluded patients who were on more than one glaucoma drug and used the baseline at five weeks of washout for comparisons of the OTX-TP group and the timolol arm. In this post-hoc analysis, the mean difference in IOP lowering effect between the OTX-TP treatment group and the timolol arm across all time points was 1.1mmHg. At day 60, the OTX-TP group experienced an IOP lowering effect of 5.3 mmHg compared with 6.2 mmHg for the timolol arm. At day 90, the OTX-TP group experienced an IOP lowering effect of 5.7 mmHg compared with 7.2 mmHg for the timolol arm. This was not a pre-specified analysis but may help inform the design of our Phase 3 clinical trials of OTX-TP.

In the Phase 2b trial, depots were found to be retained in 91% of patients at day 60, 88% of patients at day 75 and 48% of patients at day 90, reflecting the corresponding absorption and clearance of the depots with the duration of drug release. While complete safety data is not expected to be available until the first quarter of 2016, there have been no hyperemia-related adverse events noted in any of the patients treated with OTX-TP. Further, there have been no serious adverse events observed to date in the Phase 2b trial. Adverse events noted to date including punctal stenosis, punctal trauma and canaliculitis.

We plan to conduct additional non-significant risk studies on additional modified depot designs, discuss alternative Phase 3 clinical trial designs with advisors and with the FDA and formulate our plans for our Phase 3 program. We currently expect that there will be a delay of approximately six months in initiating Phase 3 trials of OTX-TP for the treatment of glaucoma and ocular hypertension but we have additional modifications to depot designs and studies to perform that could potentially further impact the timeline.

We are engaged in the preclinical development of a sustained release hydrogel depot administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our sustained release hydrogel depot in combination with anti-angiogenic protein drugs or with small molecule anti-angiogenic drugs, such as tyrosine kinase inhibitors, or TKIs, for the treatment of wet AMD. Our initial goal for this program is to provide sustained release of an anti-angiogenic protein or a TKI drug over a four to six month period, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD.

We are pursuing a multi-pronged strategy to seek to maximize the potential of this technology. We are collaborating on this program with several different pharmaceutical companies using protein based anti-angiogenic agents and are also conducting our own internal preclinical development using the anti-VEGF agent bevacizumab. We are also conducting research efforts on the delivery of TKIs in our hydrogel depot and have been focusing this research on what we believe to be an optimal drug candidates. We believe this class of drugs is well suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, these drugs have been difficult to deliver to the eye at therapeutic levels without causing local and systemic toxicity. We feel our local drug delivery technology gives us advantages in this regard. By selecting compounds that are compatible with our hydrogel platform technology and that will have expiration of relevant patents within the timeline of our development program, we would also avoid the need to license these molecules, thus retaining full worldwide rights to our products. We may seek to move forward on delivery of a small molecule on our own in parallel with a protein based anti-angiogenic drug delivery program, which would require the involvement of a collaboration partner. We plan to continue working with our pharmaceutical company partners on development efforts and exploring potential business development deal structures as well as advancing our internal development efforts on our sustained release hydrogel depot for the treatment of back-of-the-eye diseases.

Our research efforts to date have focused on the following key milestones:

•	We have demonstrated that protein based drugs can be incorporated within our hydrogel depot without denaturation and have initially demonstrated compatibility and stability of TKI drugs when combined with our hydrogel technology.

•

Demonstrating that our hydrogel depot can release protein based or small molecule anti-VEGF drugs, such as TKIs, in clinically meaningful concentrations and over an extended duration. To date, we have demonstrated release of protein based anti-VEGF drugs over a six month period in vitro and up to four months in vivo and have shown clinically meaningful concentrations of drug present in ocular tissues. Based on our initial in vitro and in vivo work with our lead candidate TKI, we anticipate we will be capable of sustained delivery of efficacious concentrations in vivo for 6 months or more.

•	Demonstrating an acceptable level of ocular tolerability of our hydrogel depot with respect to foreign body response. We have seen a favorable early ocular biocompatibility profile of the hydrogel depot containing a number of TKI drug candidates, including our lead candidate, as we have advanced the design of our product.

We were incorporated and commenced operations in September 2006, and our operations to date have been primarily limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of our products and product candidates and, beginning in the first quarter of 2014, commercializing ReSure Sealant. From our inception through September 30, 2015, we have financed our operations primarily through private placements of our preferred stock with aggregate gross proceeds of $74.2 million, public offerings of our common stock with net proceeds to us of $132.0 million and borrowings under credit facilities totaling $22.7 million, of which we had repaid $7.7 million through September 30, 2015.

We have generated limited revenue to date. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant. We also have recognized revenues from early stage feasibility agreements with collaborative partners, which have been limited to date. All of our sustained release drug delivery products are in various phases of clinical and preclinical development. We do not expect sales of ReSure Sealant or existing collaboration agreements to generate revenue that is sufficient for us to achieve profitability. Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP. Since inception, we have incurred significant operating losses. Our net loss was $29.1 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $118.5 million.

Our total operating expenses were $11.6 and $29.2 million for the three and nine months ended September 30, 2015, including $1.2 and $3.3 million in non-cash stock-based compensation expense. We anticipate that our operating expenses will increase substantially as we pursue the clinical development of our most advanced product candidates, DEXTENZA and OTX-TP, continue the research and development of our other product candidates, continue the internal development of our hydrogel depot for the sustained delivery of protein based or small molecule anti-VEGF drugs, such as TKI for the treatment of wet AMD and other back-of-the-eye diseases and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to continue to incur additional expenses for product manufacturing, sales, marketing and distribution for ReSure Sealant and any of our product candidates for which we obtain marketing approval. In addition, we will incur additional costs associated with operating as a public company.

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

Financial Operations Overview

Revenue

From our inception through September 30, 2015, we have generated limited amounts of revenue from the sales of our products. Our ReSure Sealant product received premarket approval, or PMA, from the FDA in January 2014. We commenced sales of ReSure

Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for the remainder of 2015. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties. In September 2013, we entered into a feasibility agreement with a biopharmaceutical company relating to our intravitreal hydrogel-based drug delivery depot. Under this agreement, the biopharmaceutical company agreed to pay us up to $0.5 million under this feasibility study. In the event that the agreement is terminated in advance of the achievement of certain milestones, we would be required to refund certain portions of the funding based on the actual work completed or milestones achieved as of the date of termination. In the fourth quarter of 2014, the Company completed the task related to the first milestone at which time the $0.3 million became non-refundable. The biopharmaceutical company has indicated that they will not proceed with the second phase of the agreement. The Company does not have any further obligations in connection with this agreement.

In October 2014, we entered into a feasibility agreement with a biotechnology company relating to our intravitreal hydrogel-based drug delivery depot. Under this agreement, the biotechnology company has agreed to pay us up to $0.7 million, of which $0.3 million was a non-refundable up-front payment due upon contract execution and $0.4 million will be due upon the achievement of certain milestones. Initially, we were recognizing the non-refundable, non-contingent up-front payment of $0.3 million as revenue on a straight-line basis over the twelve-month period in which we are expected to complete our performance obligations. Estimates of this development period involves the evaluation of many assumptions and uncertainties and may change if facts and circumstances change. During the third quarter of 2015, management reevaluated and revised the estimated development period from 12 months as of June 30, 2015 to 18 months as of September 30, 2015. If and when a contingent milestone payment is earned, the additional consideration to be received will be added to the total expected payments under the contract and recognized as revenue based on the proportional performance methodology. In January 2015, we achieved the first milestone under the feasibility agreement triggering a payment due of $0.3 million. Through September 30, 2015, the Company has recognized revenue of $0.4 million related to this agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development, clinical and regulatory and other related functions;

•	expenses incurred in connection with the clinical trials of our product candidates, including with the investigative sites that conduct our clinical trials and under agreements with contract research organizations, or CROs;

•	expenses relating to regulatory activities, including filing fees paid to the FDA for our submissions for product approvals;

•	expenses associated with developing our pre-commercial manufacturing capabilities and manufacturing clinical study materials;

•	ongoing research and development activities relating to our core bioresorbable hydrogel technology and improvements to this technology;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies;

•	costs relating to the supply and manufacturing of product inventory, prior to approval by the FDA or other regulatory agencies of our products;

•	expenses associated with preclinical development activities; and

•	royalty and patent legal fees payable made under our licensing agreement with Incept, LLC, or Incept.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
ReSure Sealant	$100	$—	$233	$25
DEXTENZA for post-surgical ocular inflammation and pain	415	775	1,157	1,548
DEXTENZA for allergic conjunctivitis	2,715	479	4,309	1,605
DEXTENZA for inflammatory dry eye	128	—	613	—
OTX-TP for glaucoma	645	670	1,693	1,389
Unallocated expenses	4,260	2,558	11,720	9,165

Total research and development expenses	$8,263	$4,482	$19,725	$13,732

Our research and development expenses in the first quarter of 2014 included approximately $1.7 million in a one-time, non-cash expense in connection with a license fee paid in the form of stock. We expect that our expenses will increase substantially in connection with our ongoing activities including costs related to clinical trials and other research and development activities for our DEXTENZA and OTX-TP product candidates and other research and development activities.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs. Through December 31, 2014, we incurred selling and marketing expenses in connection with our first-generation surgical sealant product. In addition, we invested in sales and marketing resources in anticipation of an earlier approval of our surgical sealant product in the United States than we ultimately received from the FDA, as a result of a change in designation from a 510(k) to a PMA regulatory path. During the three and nine months ended September 30, 2015, we incurred selling and marketing expense in connection with ReSure Sealant, which we commercialized for the first time during 2014.

We expect selling and marketing expenses to increase in preparation for the potential commercial launch of our DEXTENZA product candidate for the treatment of ocular inflammation and pain following cataract surgery, subject to approval by the FDA.

Other Income (Expense)

Interest Income. Interest income consists primarily of interest income earned on cash and cash equivalents and marketable securities. In 2014, our interest income was not significant due to nominal cash and investment balances and low interest earned on invested balances. We anticipate that our interest income will be higher in 2015 due to increased cash balances.

Interest Expense. Interest expense consists of interest expense on our debt. We borrowed $15.0 million in aggregate principal amount in April 2014 with an interest only period that extended through September 2015.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. During the nine months ended September 30, 2015, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K with the Securities and Exchange Commission, or SEC, on March 20, 2015 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Revenue:
Product revenue	$388	$143	$245
Collaboration revenue	41	—	41

Total revenue	429	143	286

Operating expenses:
Cost of product revenue	91	32	59
Research and development	8,263	4,482	3,781
Selling and marketing	798	479	319
General and administrative	2,451	1,926	525

Total operating expenses	11,603	6,919	4,684

Loss from operations	(11,174)	(6,776)	(4,398)

Other income (expense):
Interest income	53	5	48
Interest expense	(406)	(412)	6
Other income (expense), net	3	(111)	114

Total other expense, net	(350)	(518)	168

Net loss	$(11,524)	$(7,294)	$(4,230)

Revenue

We generated $41,000 of revenue from our feasibility agreements during the three months ended September 30 2015. We generated $0.4 million of revenue during the three months ended September 30, 2015 from sales of our ReSure Sealant product compared to $0.1 million for the three months ended September 30, 2014. We received FDA approval in January 2014 for ReSure Sealant.

Research and Development Expenses

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$100	$—	$100
DEXTENZA for post-surgical ocular inflammation and pain	415	775	(360)
DEXTENZA for allergic conjunctivitis	2,715	479	2,236
DEXTENZA for inflammatory dry eye	128	—	128
OTX-TP for glaucoma	645	670	(25)
Unallocated expenses:
Personnel costs (including stock-based compensation)	2,386	1,523	863
All other costs	1,874	1,035	839

Total research and development expenses	$8,263	$4,482	$3,781

Research and development expenses was $8.3 million for the three months ended September 30, 2015, compared to $4.5 million for the three months ended September 30, 2014. Research and development costs increased by $3.8 million primarily as a result of an increase of $2.0 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of ocular inflammation and pain following cataract surgery, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of inflammatory dry eye disease and our OTX-TP product candidate for the treatment of glaucoma and an increase of $0.9 million in unallocated personnel costs and $0.8 million in all other costs.

For the three months ended September 30, 2015, we incurred $3.9 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.4 million for our DEXTENZA product candidate for the treatment of ocular inflammation and pain following cataract surgery which was in Phase 3 clinical trials, $2.7 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $0.1 million for our DEXTENZA product candidate for the treatment of inflammatory dry eye disease which was in an exploratory Phase 2 clinical trial and $0.6 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which is in Phase 2b clinical trials. In comparison, for the three months ended September 30, 2014, we incurred $1.9 million in direct research and development expenses for our sustained release drug delivery product candidates, including $0.8 million for our DEXTENZA product candidate in Phase 3 clinical trials for the treatment of ocular inflammation and pain following cataract surgery, $0.5 million for clinical trials of DEXTENZA for the treatment of allergic conjunctivitis which was in Phase 2a clinical trials and $0.7 million for our Phase 2a clinical trial of our OTX-TP product candidate for the treatment of glaucoma. Unallocated research and development expense increased $1.7 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, due to an increase in personnel costs of $0.9 million due to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense and an increase of $0.8 million due to higher testing and laboratory costs.

Selling and Marketing Expenses

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$359	$220	$139
Professional, advertising and promotion costs	250	165	85
Facility related and other	189	94	95

Total selling and marketing expenses	$798	$479	$319

Selling and marketing expenses were $0.8 million for the three months ended September 30, 2015, compared to $0.5 million for the three months ended September 30, 2014. The increase of $0.3 million was primarily due to an increase of $0.1 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $0.1 million in professional fees including consulting, trade shows and conferences and advertising and promotion costs relating to the ReSure Sealant, and an increase of $0.1 million in facility related and other costs.

General and Administrative Expenses

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$1,387	$1,086	$301
Professional, insurance and consultant fees	793	593	200
Facility related and other	271	247	24

Total general and administrative expenses	$2,451	$1,926	$525

General and administrative expenses were $2.5 million for the three months ended September 30, 2015, compared to $1.9 million for the three months ended September 30, 2014. The increase of $0.5 million was primarily due to a $0.3 million increase in personnel related costs and an increase of $0.2 million in professional, insurance and consultant fees. Our personnel related costs increased due primarily to an increase in stock-based compensation expense of $0.3 million. Professional, insurance and consultant fees increased primarily due to an increase in consulting fees of $0.2 million relating to activities to support our operating as a public company including legal services and additional insurance requirements.

Other Income (Expense), Net

Other expense, net was $0.4 million for the three months ended September 30, 2015, compared to $0.5 million for the three months ended September 30, 2014. In 2014, other expense included $0.1 million as a result of an adjustment for the fair value of the liability for our preferred stock warrants due to the increase in the value of the underlying preferred stock in 2014.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Revenue:
Product revenue	$960	$267	$693
Collaboration revenue	354	—	354

Total revenue	1,314	267	1,047

Operating expenses:
Cost of product revenue	227	61	166
Research and development	19,725	13,732	5,993
Selling and marketing	2,709	1,324	1,385
General and administrative	6,575	4,697	1,878

Total operating expenses	29,236	19,814	9,422

Loss from operations	(27,922)	(19,547)	(8,375)

Other income (expense):
Interest income	121	7	114
Interest expense	(1,316)	(712)	(604)
Other income (expense), net	6	(442)	448

Total other expense, net	(1,189)	(1,147)	(42)

Net loss	$(29,111)	$(20,694)	$(8,417)

Revenue

We generated $0.4 million of revenue from our collaboration agreements during the nine months ended September 30 2015. We generated $1.0 million of revenue during the nine months ended September 30, 2015 from sales of our ReSure Sealant product compared to $0.3 million for the nine months ended September 30, 2014. We received FDA approval in January 2014 for ReSure Sealant.

Research and Development Expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$233	$25	$208
DEXTENZA for post-surgical ocular inflammation and pain	1,157	1,548	(391)
DEXTENZA for allergic conjunctivitis	4,309	1,605	2,704
DEXTENZA for inflammatory dry eye	613	—	613
OTX-TP for glaucoma	1,693	1,389	304
Unallocated expenses:
Personnel costs (including stock-based compensation)	6,970	3,913	3,057
All other costs	4,750	5,252	(502)

Total research and development expenses	$19,725	$13,732	$5,993

Research and development expenses were $19.7 million for the nine months ended September 30, 2015, compared to $13.7 million for the nine months ended September 30, 2014 or an increase of $6.0 million. Research and development costs increased by $6.0 million primarily as a result of an increase of $3.2 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of ocular inflammation and pain following cataract surgery, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of inflammatory dry eye and our OTX-TP product candidate for the treatment of glaucoma and an increase of $3.1 million in unallocated personnel costs offset by a decrease in $0.5 million in other unallocated costs.

For the nine months ended September 30, 2015, we incurred $7.8 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $1.2 million for our DEXTENZA product candidate for the treatment of ocular inflammation and pain following cataract surgery which was in Phase 3 clinical trials, $4.3 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which entered into a Phase 3 clinical trial, $0.6 million for our DEXTENZA product candidate for the treatment of inflammatory dry eye disease which was in an exploratory Phase 2 clinical trial and $1.7 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which is in Phase 2b clinical trials. In comparison, for the nine months ended September 30, 2014, we incurred $4.5 million in direct research and development expenses for our sustained release drug delivery product candidates, $1.5 million for DEXTENZA for the treatment of ocular inflammation and pain following cataract surgery which was in Phase 3 clinical trials, $1.6 million for DEXTENZA for the treatment of allergic conjunctivitis which was in a Phase 2a clinical trial and $1.4 million for OTX-TP for the treatment of glaucoma which was also in a Phase 2a clinical trial. Unallocated research and development expense increased $2.6 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, due to an increase in personnel costs increased by $3.1 million due to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense offset by a decrease in all other costs of $0.5 million. In the nine months ended September 30, 2014, included in unallocated all other costs was approximately $1.7 million in a one-time, non-cash expense in connection with a license fee paid in the form of stock.

Selling and Marketing Expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$1,075	$555	$520
Professional, advertising and promotion costs	1,149	536	613
Facility related and other	485	233	252

Total selling and marketing expenses	$2,709	$1,324	$1,385

Selling and marketing expenses were $2.7 million for the nine months ended September 30, 2015, compared to $1.3 million for the nine months ended September 30, 2014. The increase of $1.4 million was primarily due to an increase of $0.5 million in personnel costs relating to additional hiring and stock-based compensation expense, an increase of $0.6 million in professional fees including consulting, and advertising and promotion costs relating to the ReSure Sealant, and an increase of $0.3 million in facility related and other costs.

General and Administrative Expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$3,850	$2,550	$1,300
Professional, insurance and consultant fees	1,947	1,650	297
Facility related and other	778	497	281

Total general and administrative expenses	$6,575	$4,697	$1,878

General and administrative expenses were $6.6 million for the nine months ended September 30, 2015, compared to $4.7 million for the nine months ended September 30, 2014. The increase of $1.9 million was primarily due to a $1.3 million increase in personnel related costs, an increase of $0.3 million in professional, insurance and consultant fees and an increase of $0.3 million in facility related and other costs. Our personnel related costs increased by $1.3 million due primarily to an increase of $0.7 million related to hiring in our general and administrative function to support our operating as a public company and an increase in stock-based compensation expense of $0.6 million. Professional, insurance and consultant fees increased primarily to increased activities to support our operating as a public company including legal services and additional insurance requirements. In the nine months ended September 30, 2014, consulting fees included $0.7 million recorded in the first quarter of 2014 in connection with consulting services rendered by a former member of our board of directors and current stockholder of Incept, which we paid by the issuance of 79,545 fully vested shares of our common stock for a payment having a fair value at the time of issuance of $0.7 million in addition to increased activities to support our operating as a public company including legal services and additional insurance requirements. Facility and other costs increased primarily due to general expense increases and to increased rent due to additional space under our amended lease.

Other Income (Expense), Net

Other expense, net was $1.2 million for the nine months ended September 30, 2015, compared to $1.1 million for the nine months ended September 30, 2014. The net increase of $0.1 million was due primarily to an increase in interest expense of $0.4 million due to increased borrowings under our new credit facility. In 2014, other expense included $0.4 million due to our adjustment for the fair value of the liability for our preferred stock warrants due to the increase in the value of the underlying preferred stock in 2014.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. We have generated limited revenue to date and are in the early phases of commercial launch of our first FDA-approved product, ReSure Sealant. We have not yet commercialized any of our sustained drug delivery products, which are in various phases of clinical and preclinical development. We do not expect to generate revenue from sales of any product other than ReSure Sealant for several years, if at all. Through September 30, 2015, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In July 2014, we closed our IPO, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions, and offering expenses.

As of September 30, 2015, we had cash and cash equivalents and marketable securities of $113.6 million. In April 2014, we borrowed $15.0 million in aggregate principal amount under a new credit facility and used $1.9 million of this amount to repay $1.7 million aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. The outstanding borrowings under this facility bear interest at an annual rate equal to 8.25%. See “—Contractual Obligations and Commitments” for additional information.

Cash Flows

As of September 30, 2015, we had cash and cash equivalents and marketable securities of $113.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(25,107)	$(14,870)
Cash used in investing activities	(36,483)	(819)
Cash provided by financing activities	65,395	79,076

Net increase in cash and cash equivalents	$3,805	$63,387

Operating activities. Net cash used in operating activities was $25.1 million for the nine months ended September 30, 2015, primarily resulting from our net loss of $29.1 million partially offset by non-cash charges of $4.1 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had minimal product revenue in the period. Our net non-cash charges during the nine months ended September 30, 2015 consisted primarily of $3.3 million of stock-based compensation expense. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2015 consisted primarily of an increase in accounts payable and accrued expenses of $0.2 million and an increase in prepaid expenses and other current assets of $0.3 million. The changes in prepaid expenses and other current assets, accounts payable and accrued expenses were due to increased product development activities and the timing of vendor invoicing and payments.

Net cash used in operating activities was $14.9 million for the nine months ended September 30, 2014, primarily resulting from our net loss of $20.7 million, partially offset by non-cash charges of $4.9 million and net cash provided by changes in our operating assets and liabilities of $0.9 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had minimal product revenue in the period. Our net non-cash charges during the nine months ended September 30, 2014 consisted primarily of $2.4 million of licensing and consultant fees paid in common stock and $1.7 million of stock-based compensation expense. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2014 consisted primarily of an increase in accounts payable and accrued expenses of $1.1 million and a decrease of $0.2 million in accounts receivable, partially offset by an increase in prepaid expense and other current assets of $0.4 million and an increase in inventory of $0.1 million. The increase in prepaid expenses and other current assets, accounts payable and accrued expenses was due to increased research and development activities and the timing of vendor invoicing and payments.

Investing activities . Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 totaled $36.5 million and $0.8 million, respectively. For the nine months ended September 30, 2015, net cash used is primarily due to the purchase of marketable securities of $75.0 million offset by the sale of marketable securities of $39.8 million. For the nine months ended September 30, 2015 and 2014, the purchases of property and equipment, primarily laboratory equipment and additional investment in a manufacturing clean room were $1.3 million and $0.8 million respectively.

Financing activities . Net cash provided for financing activities for the nine months ended September 30, 2015 and 2014 was $65.4 million and $79.1 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of proceeds of $65.6 million, net of underwriting discounts and other offering expenses, related to our follow-on offering, proceeds from the exercise of common stock options of $0.2 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.1 million partially offset by payments of $0.5 million for insurance costs financed by a third party. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted primarily of proceeds of $69.5 million, net of underwriters discounts, related to our IPO, and $14.9 million from our new credit facility, under which we borrowed $15.0 million in aggregate principal amount in April 2014, partially offset by the payment of issuance costs of $3.0 million in connection with our IPO and the repayment of $2.3 million of outstanding principal and other amounts due in connection with our termination of a prior credit facility.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources focused on the launch of the ReSure Sealant, our first FDA-approved product.

Our expenses will also increase as we:

•	pursue the clinical development of our most advanced sustained release drug product candidates, DEXTENZA and OTX-TP;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for ReSure Sealant and any of our product candidates for which we obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and the expected growth in personnel;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	operate as a public company.

We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements at least through the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the level of product sales from ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our sustained release drug delivery product candidates, in particular DEXTENZA and OTX-TP;

•	the costs of advancing our internal development efforts for the back of the eye program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

•	the extent to which we choose to establish collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2015 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$1,961	$816	$1,145	$—	$—
Purchase commitments	4,803	4,394	409	—	—
Manufacturing commitments	1,680	1,680	—	—	—
Debt obligations	17,184	7,027	10,157	—	—

Total	$25,628	$13,917	$11,711	$—	$—

In the table above, we set forth our enforceable and legally binding obligations and future commitments at September 30, 2015, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at September 30, 2015. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted but in cannot be any earlier than 2017 for calendar year-end entities. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2015, we had cash and cash equivalents and marketable securities of $113.6 million, which consisted of money market funds, United States treasury notes and government agency notes. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $13.3 million for the year ended December 31, 2013, $28.7 million for the year ended December 31, 2014 and $29.1 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $118.5 million. Through September 30, 2015, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In June 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 4,600,000 shares consisting of 3,200,000 shares being sold by us and 1,400,000 shares being sold by certain stockholders of the Company, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and offering costs. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant, which was approved in January 2014 by the U.S. Food and Drug Administration, or FDA, to close clear corneal incisions following cataract surgery. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, beginning in the first quarter of 2014, commercialization of ReSure Sealant. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially if and as we:

•	pursue the clinical development of our most advanced sustained release drug delivery product candidates, DEXTENZA and OTX-TP;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for ReSure Sealant and any of our product candidates for which we obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and the expected growth in personnel;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	operate as a public company.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct late stage clinical trials for our sustained release drug delivery product candidates, in particular DEXTENZA and OTX-TP, and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results. We also expect to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates. In addition, we plan to devote substantial financial resources to our commercialization efforts, including product manufacturing, sales, marketing and distribution for ReSure Sealant and any of our product candidates for which we obtain marketing approval. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of September 30, 2015, we had cash and cash equivalents and marketable securities of $113.6 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements at least through the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the level of product sales from ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our sustained release drug delivery product candidates, in particular DEXTENZA and OTX-TP;

•	the costs of advancing our internal development efforts for the back of the eye program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

•	the extent to which we choose to establish collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

Risks Related to Product Development

We depend heavily on the success of our sustained release drug delivery product candidates, in particular DEXTENZA and OTX-TP. Clinical trials of our product candidates may not be successful. If we are unable to successfully complete clinical development of and obtain marketing approvals for our product candidates, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize these product candidates, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of our drug product candidates for diseases and conditions of the front of the eye. In particular, we are investing substantial resources to complete the development of DEXTENZA for post-surgical ocular inflammation and pain, allergic conjunctivitis and inflammatory dry eye disease and OTX-TP for glaucoma. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing one or both of DEXTENZA and OTX-TP.

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

In general, the FDA requires two adequate and well controlled clinical trials to support the effectiveness of a new drug for marketing approval. In a Phase 2 clinical trial of DEXTENZA that we completed in 2013 in which we were evaluating DEXTENZA for ocular inflammation and pain following cataract surgery, DEXTENZA did not meet the primary efficacy endpoint for inflammation with statistical significance at the pre-specified time point at day 8. However, we did achieve statistical significance for this inflammation endpoint at days 14 and 30. Accordingly, we measured the primary efficacy endpoint for inflammation in our two completed Phase 3 clinical trials of DEXTENZA at day 14. In the first of these two Phase 3 clinical trials, DEXTENZA met both primary endpoints for ocular inflammation and pain following cataract surgery with statistical significance. However, in the second Phase 3 clinical trial, DEXTENZA met only one of the two primary efficacy endpoints with statistical significance. In this second trial, DEXTENZA did not meet the primary endpoint relating to absence of inflammatory cells in the study eye at day 14.

According to the trial protocols, the two primary efficacy endpoints in our completed Phase 2 and Phase 3 clinical trials are fixed sequence endpoints. As such, a statistical analysis of the trial results required that we first assess the primary endpoint regarding absence of inflammatory cells in the study eye. The protocol and statistical analysis plan for the trial did not contemplate assessing the primary endpoint regarding absence of pain in the study eye in the event the clinical trial of DEXTENZA did not meet the first primary endpoint with statistical significance. The FDA has informed us that the hierarchy of the two primary endpoints for inflammation and pain is applicable in connection with their review of an NDA seeking approval for DEXTENZA solely for an ocular pain indication. However, the FDA has also informed us that pain endpoints from the Phase 2 and two Phase 3 trials, with respect to which we received favorable data, would support the NDA submission. Therefore, in September 2015, we submitted an NDA for DEXTENZA solely for an ocular pain indication using the existing data from our completed Phase 2 and Phase 3 clinical trials notwithstanding the FDA’s comment regarding the applicability of the hierarchy of the two primary endpoints in our completed Phase 2 and Phase 3 clinical trials.

We have also initiated enrollment in a third Phase 3 clinical trial to support the potential labeling expansion of OTX-DP’s indications for use to include inflammation. We have modified the design of this third Phase 3 clinical trial compared to our two completed Phase 3 clinical trials of DEXTENZA based on our learnings from these prior trials. However, these modifications may not have the intended effect or yield favorable trial results. If the results of our third Phase 3 clinical trial of DEXTENZA are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for DEXTENZA for the treatment of ocular inflammation following ophthalmic surgery. Although we believe our planned approach for seeking marketing approval of DEXTENZA is supported by our discussions with the FDA, we have not received further confirmation from the FDA regarding our plans. The FDA could subsequently fail to accept our NDA for filing or not grant marketing approval of DEXTENZA for the pain indication until we obtain favorable results from the third Phase 3 clinical trial on both primary efficacy endpoints, or at all.

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

In our first Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, for which we recently announced topline results, DEXTENZA met one of the two primary endpoints. DEXTENZA achieved the primary endpoint for ocular itching associated with allergic conjunctivitis but not the primary endpoint for conjunctival redness, in each case measured on day 7 after insertion of the plug. The difference in the mean scores for ocular itching between the DEXTENZA group and the placebo group was greater than 0.5 units on a five point scale at all time points on day 7 post-insertion and was greater than 1.0 unit at a majority of the time points on day 7 post-insertion. The DEXTENZA group did not achieve these pre-specified endpoints on day 7 post-insertion with respect to conjunctival rednesss. Further, in our prior Phase 2 clinical trial of DEXTENZA in which we were evaluating DEXTENZA for allergic conjunctivitis, DEXTENZA met one of the two primary efficacy measures. The DEXTENZA treatment group achieved a mean difference compared to the vehicle control group of more than 0.5 units on a five point scale on day 14 for all three time points measured in a day for both ocular itching and conjunctival redness. The DEXTENZA group did not achieve a mean difference compared to the vehicle control group of 1.0 unit for the majority of the three time points measured on day 14 for either ocular itching or conjunctival redness. Even if we obtain favorable clinical trial results in our second Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, including meeting both primary efficacy measures, we may not obtain approval for DEXTENZA to treat allergic conjunctivitis or ocular itching associated with allergic conjunctivitis, or the FDA may require that we conduct a third Phase 3 clinical trial.

We designed our Phase 2 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension to assess clinically meaningful response to treatment, and did not power these trials to measure any efficacy endpoints with statistical significance. We reported topline efficacy results from our Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015. In this trial, on day 60, the OTX-TP group experienced a mean intraocular pressure, or IOP, lowering effect of 4.8 mmHg, compared with IOP lowering of 6.4 mmHg for the timolol arm. On day 90, the OTX-TP group experienced an IOP lowering effect of 5.2 mmHg, compared with an IOP lowering effect of 7.3 mmHg in the timolol arm. We plan to conduct additional non-significant risk studies on additional modified depot designs, discuss alternative Phase 3 clinical trial designs with advisors and with the FDA and formulate our plans for our Phase 3 program. We currently expect that there will be a delay of approximately six months in initiating Phase 3 trials of OTX-TP for the treatment of glaucoma and ocular hypertension but we have additional modifications to depot designs and studies to perform that could potentially further impact the timeline. We expect that our planned Phase 3 clinical trials for OTX-TP will be the first clinical trials for OTX-TP to be powered with an appropriate number of patients to allow us to measure with statistical significance the non-inferiority of OTX-TP compared to a vehicle control intracanalicular depot plus timolol eye drops for the treatment of glaucoma and ocular hypertension based on the primary efficacy endpoint. If we do not achieve our primary endpoint in the Phase 3 clinical trials with statistical significance, we may not obtain marketing approval for OTX-TP.

Retrospective post-hoc analyses that we performed on the results of our completed Phase 2b clinical trial may not be predictive of success in our planned Phase 3 clinical trials. Post-hoc analyses performed after unblinding trial results can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

The success of our sustained release drug delivery product candidates is dependent upon retention following insertion and during the course of intended therapy. As such, we continue to conduct non-significant risk, or NSR, studies in the United States for our sustained release intracanalicular depots in an effort to increase the rate of retention. All NSR studies that we have performed to date have involved placebo vehicle control intracanalicular depots without active drug. If we determine to make any future changes to the design or composition of our depots, such changes could affect the outcome of any subsequent clinical trials using these updated depots. For example, in our Phase 2b clinical trial of OTX-TP, we are using a different version of intracanalicular depot than either of the depots that we used in our Phase 2a clinical trial of OTX-TP. Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP depot that was used in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the two-month version of the depot used in the Phase 2a clinical trial. To achieve this, we modified the design of the OTX-TP depot to enlarge it in order to enable the depot to carry a greater amount of drug. In addition, we incorporated minor structural changes to improve retention rates. In our Phase 2b clinical trial depots were found to be retained in 91% of patients at day 60, 88% of patients at day 75 and 48% of patients at day 90, reflecting the corresponding absorption and clearance of the depots with the duration of drug release. We plan to conduct additional non-significant risk studies on additional modified depot designs as we design our Phase 3 trials for OTX-TP. If in our Phase 3 clinical trials the retention rates for our depots are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our products.

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

For example, we applied for a deferral from the FDA for the requirement to conduct pediatric studies for DEXTENZA for the treatment of post-surgical ocular inflammation and pain following cataract surgery until after approval of such product in adult populations for that indication. While the FDA ultimately approved our request, if the FDA had required us to conduct pediatric studies in advance of FDA approval in adult populations, we would have experienced significant delays in our ability to obtain marketing approval for DEXTENZA for this indication. We will face a similar risk if we seek a comparable deferral for other product candidates or indications.

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

If our sustained release drug delivery product candidates or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our recent Phase 3 clinical trials of DEXTENZA for the treatment of ocular inflammation and pain following cataract surgery, there were two serious adverse events in the OTX-DP group in each of our two trials, none of which were ocular in nature or considered by the investigator to be related to the study treatment. There was one ocular serious adverse event in the vehicle control group in the two completed Phase 3 clinical trials, which was hypopyon, or inflammatory cells in the anterior chamber. In our earlier Phase 2 clinical trial of DEXTENZA for the same indication, there were three serious adverse events, none of which was considered by the investigator to be related to the study treatment. In the DEXTENZA group of this Phase 2 clinical trial of DEXTENZA, the only adverse event that occurred more than once was reduced visual acuity, which occurred twice. In our two pilot studies of OTX-TP for the treatment of glaucoma and ocular hypertension and our Phase 2a clinical trial of OTX-TP for the same indication, the most common adverse event was inflammatory reaction, which was noted in three patients in our pilot studies and in five patients in our Phase 2a clinical trial. No hyperemia-related adverse events were noted in any of the patients treated with OTX-TP in our Phase 2b clinical trial. Further, there have been no serious adverse events observed to date in the Phase 2b clinical trial. However, a complete analysis of all safety data is pending study completion. All adverse events have been transient in nature and resolved by the end of the applicable trial. However, many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment.

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

For example, because we do not plan to conduct any clinical trials comparing the effectiveness of DEXTENZA directly to currently approved alternative treatments for either ocular inflammation and pain following cataract surgery or allergic conjunctivitis, it is possible that the market acceptance of DEXTENZA, if it is approved for marketing, could be less than if we had conducted such trials.

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

We have limited experience in the sale, marketing and distribution of drug and device products. To achieve commercial success for ReSure Sealant and any product candidate for which we obtain marketing approval, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We sell ReSure Sealant through a network of independent medical device distributors across the United States. We believe that, if approved for marketing, DEXTENZA could be commercialized by the same independent network of distributors that sell ReSure Sealant. Alternatively, we may determine to build a specialty sales force to sell DEXTENZA, if approved for marketing. We expect that a direct sales force will be required to effectively market and sell OTX-TP, if approved for marketing. Because we do not plan to determine whether to seek regulatory approval for any of our product candidates outside of the United States until after we receive regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our product candidates in any international markets. If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval. These may include independent distributors, pharmaceutical companies or our own direct sales organization.

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

Other companies have advanced into Phase 3 clinical development biodegradable, sustained release product candidates that could compete with our sustained release drug delivery product candidates. ReSure Sealant is the first and only surgical sealant approved for ophthalmic use in the United States, but will compete with sutures as an alternative method for closing ophthalmic wounds. Multiple companies are exploring in early stage development alternative means to deliver anti-VEGF and TKI products in a sustained release fashion to the back of the eye.

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

ReSure Sealant or any product candidate for which we obtain marketing approval in the United States or in other countries may not be considered medically reasonable and necessary for a specific indication, may not be considered cost-effective by third-party payors, coverage and an adequate level of reimbursement may not be available, and reimbursement policies of third-party payors may adversely affect our ability to sell our product candidates profitably. ReSure Sealant is not separately reimbursed when used as part of a cataract surgery procedure, which could limit the degree of market acceptance of this product by surgeons. In addition, while DEXTENZA may be considered a post-surgical product in the same fashion as eye drops, if it receives marketing approval, it may instead be categorized as an inter-operative product. If DEXTENZA is categorized as an inter-operative product, it will not be subject to separate reimbursement, which could likewise limit its market acceptance.

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

We commercially launched ReSure Sealant in the first quarter of 2014 and sell the product through a network of independent medical device distributors across the United States. As a result, our revenues are directly dependent upon the sales and marketing efforts of these independent distributors. As ReSure Sealant is a newly marketed product, we will continue to expend significant time and resources to train the independent distributors to be credible and persuasive in convincing physicians and hospitals to use ReSure Sealant. In addition, we also must train our independent distributors to ensure that a consistent and appropriate message about ReSure Sealant is delivered to our potential customers. We believe that, if approved for marketing, DEXTENZA could be commercialized by the same independent network of distributors that sell ReSure Sealant.

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

Our employees have administered and managed most of our clinical development work, including our clinical trials for ReSure Sealant and our clinical trials for DEXTENZA for the treatment of ocular inflammation and pain following cataract surgery. However, we have relied and may continue to rely on third parties, such as contract research organizations, or CROs, to conduct future clinical trials of OTX-MP, as well as our pilot studies of OTX-TP in Singapore and South Africa for the treatment of glaucoma. If we deem necessary, we may engage third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct or assist in our clinical trials or other clinical development work. If we are unable to enter into an agreement with a CRO or other service provider when required, our product development activities would be delayed.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize DEXTENZA, OTX-TP or our other product candidates or if our commercial launch of ReSure Sealant is unsuccessful. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

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

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the three months ended September 30, 2015 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q.

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

We received aggregate net proceeds from the offering, including in connection with the exercise by the underwriters of their over-allotment option, of approximately $66.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. As of September 30, 2015, we have used approximately $45.4 million of the net proceeds from the offering as follows: $27.5 million for research and development costs, $3.6 million for sales and marketing costs, $10.5 million for general and administrative purposes, $3.1 million for capital spending, and $1.4 million to pay interest expense. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10 percent or more of our common stock, or to any affiliate of ours. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and money market funds backed by U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated as of July 24, 2014 filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: November 10, 2015	By:	/s/ W. Bradford Smith
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