Form 10-K
period 2015-12-31
OCULAR THERAPEUTIX, INC
filed 2016-03-10
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $371 million. The number of shares outstanding of the registrant’s class of common stock, as of March 1, 2016: 24,750,281

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2015.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our plans to develop and commercialize our product candidates based on our proprietary bioresorbable hydrogel technology platform;

•	our ongoing and planned clinical trials, including our third Phase 3 clinical trial of DEXTENZA™, also referred to as OTX-DP, for the treatment of post-surgical ocular inflammation and pain, our second Phase 3 clinical trial of DEXTENZA for the treatment of allergic conjunctivitis, our Phase 2 clinical trial of DEXTENZA for inflammatory dry eye disease and our Phase 2b clinical trial and additional clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension;

•	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA, including the New Drug Application we submitted to the U.S. Food and Drug Administration, or FDA, for the treatment of post-surgical ocular pain, OTX-TP and our other product candidates;

•	our commercialization of ReSure Sealant;

•	the potential advantages of ReSure Sealant and our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	the preclinical and clinical development of our intravitreal depot with protein-based or small molecule drugs, including tyrosine kinase inhibitors, or TKIs, for the treatment of wet age-related macular degeneration and other back-of-the-eye diseases;

•	our estimates regarding the potential market opportunity for DEXTENZA, OTX-TP, ReSure Sealant and our other product candidates;

•	our commercialization, marketing and manufacturing plans, capabilities and strategy, including with respect to the potential commercialization of DEXTENZA for an initial indication of post-surgical ocular pain contingent on FDA approval;

•	our ability to obtain third-party reimbursement for our product candidates;

•	our intellectual property position;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements;

•	the impact of government laws and regulations; and

•	our competitive position.

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

Overview of Ocular Therapeutix

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary hydrogel platform technology. Our bioresorbable hydrogel-based product candidates are designed to provide sustained delivery of therapeutic agents to the eye. Our hydrogel is a bioresorbable proprietary formulation of polyethylene glycol, or PEG, which when constituted with water takes on a gelatinous consistency. The product candidates in our development pipeline have the potential to overcome many of the significant limitations of existing eye drop based therapies for ophthalmic diseases and conditions affecting the front of the eye by replacing the current standard of care regimen of weeks or months of eye drop therapy with as little as a single product application. Our lead product candidates are DEXTENZA and OTX-TP, sustained-release, drug-eluting intracanalicular depots which are inserted into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose. Our intracanalicular depots (also referred to as drug-eluting depots or sustained-release depots) combine our hydrogel technology with U.S. Food and Drug Administration, or FDA, approved therapeutic agents with the goal of providing sustained delivery of drug to the eye. We also have an intravitreal hydrogel depot, which is in preclinical development for the treatment of diseases and conditions of the back of the eye, including wet age-related macular degeneration, or wet AMD. Our intravitreal depot is designed to be delivered via intravitreal injection to release therapeutic agents, such as antibodies to vascular endothelial growth factor, or VEGF, over a sustained period. In addition to our ongoing product development, we have launched our first commercial product, ReSure Sealant, a hydrogel-based ophthalmic wound sealant approved by the FDA in 2014 to seal corneal incisions following cataract surgery.

Poor patient compliance with eye drop regimens and the need for frequent administration of eye drops at high drug concentrations due to rapid washout by the tears can create challenges in the successful management of ocular diseases and conditions. For example, poor patient compliance can lead to diminished efficacy and disease progression and high drug concentrations can create side effects. We are developing therapies to replace standard of care eye drop regimens with our innovative sustained-release, drug-eluting intracanalicular depots, which we formerly referred to as punctum plugs. Our intracanalicular depots are designed to release a therapeutic agent to the surface of the eye over an extended period. The goal for our intracanalicular depot product candidates is to change the management of many front-of-the-eye diseases and conditions from frequent, pulsed eye drop therapy, characterized by significant variations in drug concentration over time, to longer term, sustained delivery of therapeutic agents to improve patient outcomes.

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel-based drug-eluting intracanalicular depot. DEXTENZA is in Phase 3 clinical development for the treatment of post-surgical ocular inflammation and pain. In September 2015, we submitted to the FDA a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain. The FDA has accepted the NDA for filing and established a target action date under the Prescription Drug User Fee Act, or PDUFA, of July 24, 2016. We have completed two Phase 3 clinical trials of DEXTENZA for post-surgical ocular inflammation and pain. The data from these two completed Phase 3 clinical trials and a prior Phase 2 clinical trial are being used to support our NDA for post-surgical ocular pain. In October 2015, we initiated a third Phase 3 clinical trial for the treatment of post-surgical ocular inflammation and pain. We expect to have topline efficacy data available from this third trial in the second half of 2016. If the results from this third trial are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for DEXTENZA for the treatment of post-surgical ocular inflammation. DEXTENZA is also in Phase 3 clinical development for the treatment of allergic conjunctivitis. In October 2015, we announced topline results of our first Phase 3 clinical trial for allergic conjunctivitis. We initiated enrollment of our second Phase 3 clinical trial for allergic conjunctivitis in November 2015. Finally, DEXTENZA is in Phase 2

clinical development for the treatment of inflammatory dry eye disease. We announced topline results from an exploratory Phase 2 clinical trial for this indication in December 2015.

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog that reduces elevated intraocular pressure, as its active pharmaceutical ingredient into a hydrogel-based drug-eluting intracanalicular depot. OTX-TP is in Phase 2 clinical development for glaucoma and ocular hypertension. We reported topline results from a Phase 2b clinical trial for this indication in October 2015. We expect to have an end of Phase 2 meeting with the FDA in the second quarter of 2016 and initiate a Phase 3 clinical trial of OTX-TP in the third quarter of 2016.

In addition to DEXTENZA and OTX-TP, we are engaged in the preclinical development of our intravitreal hydrogel depot administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our sustained-release hydrogel depot in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs or small molecule anti-angiogenic drugs, such as TKIs, for the treatment of wet AMD. Our initial goal for this program is to provide sustained release of an anti-angiogenic protein or a TKI drug over a four to six month period following administration of a bioresorbable hydrogel incorporating the drug by an injection into the vitreous humor, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other back-of-the-eye diseases. We also have a pipeline of earlier stage intracanalicular depot product candidates, including OTX-MP, which has completed a Phase 1 clinical trial evaluating safety and pharmacokinetics in patients following cataract surgery.

Following our receipt of FDA approval for ReSure Sealant, we commercially launched this product in the United States in 2014 through a network of ophthalmology focused distributors. ReSure Sealant is approved to seal corneal incisions following cataract surgery and is the first and only surgical sealant to be approved by the FDA for ophthalmic use. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure. We plan to use the limited revenues we expect from sales of ReSure Sealant to contribute to the funding of our product development pipeline and commercialization efforts.

Our clinical stage product candidates and our marketed product are based on a proprietary bioresorbable hydrogel technology platform that uses PEG as a key component. Bioresorbable materials gradually break down in the body into non-toxic, water soluble compounds that are cleared by normal biological processes. PEG is used in many pharmaceutical products and is widely considered to be safe and biocompatible. Our technology platform allows us to tailor the physical properties, drug release profiles and bioresorption rates of our hydrogels to meet the needs of specific clinical indications. We have used this platform to engineer each of our intracanalicular depot product candidates, ReSure Sealant and our intravitreal depot. Our technical capabilities include a deep understanding of the polymer chemistry of PEG-based hydrogels and the design of the specialized manufacturing processes required to achieve a reliable, preservative free and pure product.

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

Our founders and management team have significant experience in developing and commercializing medical products for other companies using bioresorbable hydrogel technology, including FDA-approved and currently marketed medical products such as DuraSeal Dural Sealant® (marketed by Integra Lifesciences, Inc.), a sealant for cranial and spine surgery, and Mynx® (marketed by Cardinal Health, Inc.), a sealant for femoral artery punctures after angiography and angioplasty. Dr. Sawhney was the founder, President and Chief Executive Officer of Confluent Surgical, Inc., the company that developed and commercialized the DuraSeal Dural Sealant and was the technology founder of AccessClosure, Inc., the company that developed and commercialized Mynx.

The following table summarizes the status of our key product development programs and our marketed product. We currently hold worldwide exclusive commercial rights to the core technology underlying all of our products in development.

Our Strategy

Our goal is to change the management of many ophthalmic diseases and conditions from frequent, pulsed therapies, characterized by significant variations in drug concentration over time, to longer term, sustained delivery of therapeutic agents to improve patient outcomes. The key elements of our strategy to achieve this goal are to:

•	Create proprietary solutions for ophthalmic diseases and conditions based on our bioresorbable hydrogel technology platform combined with FDA-approved therapeutic agents to improve the delivery of these agents. We are directing all of our development efforts towards applying our proprietary PEG-based bioresorbable hydrogel technology platform to product candidates that are designed to provide sustained delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in ophthalmic drugs approved by the FDA and that are or are expected to become available on a generic basis prior to anticipated launch dates. Our technology uses a proprietary composition of PEG to make bioresorbable hydrogels that we specifically engineer for each of our product candidates. By focusing on the development of products based on FDA-approved therapeutic agents, we believe that we can advance potential products efficiently and predictably through the development cycle based on well-defined clinical and regulatory approval pathways. We believe this strategy of selecting FDA-approved therapeutic agents and improving their delivery represents an attractive risk-reward profile relative to new drug development.

•	Improve patient compliance and management of front-of-the-eye diseases and conditions by replacing standard of care eye drop therapies with our intracanalicular depot product candidates. We are designing and developing innovative product candidates to address large markets that are currently served by a variety of competing products, all of which we believe have limitations. We are directing a significant portion of our efforts to address many of the limitations of eye drops, while still delivering the drugs to the ocular surface. Our technology platform enables sustained drug delivery to the eye, which we believe can lead to increased compliance, enhanced efficacy and reduced side effects for our product candidates as compared to existing therapies. We are designing our sustained delivery product candidates so that following a single administration of our drug-eluting intracanalicular depot for an acute condition or administration every several months for chronic conditions, a patient can receive continuous exposure to a therapeutic agent over a sustained period.

•	Rapidly complete clinical development of and seek marketing approval for our most advanced intracanalicular depot product candidates for diseases and conditions of the front of the eye. We are focusing on completing the clinical development of our most advanced product candidates, including DEXTENZA for post-surgical ocular inflammation and pain and allergic conjunctivitis and OTX-TP for glaucoma and ocular hypertension. We believe that the well-defined clinical and regulatory approval pathways for these product candidates, and the availability of large patient populations, will enable us to complete clinical development in a capital and time efficient manner. In September 2015, we submitted to the FDA an NDA for DEXTENZA for the treatment of post-surgical ocular pain. The FDA has accepted the NDA for filing and established a target action date under PDUFA of July 24, 2016. If the results of our third Phase 3 clinical trial of DEXTENZA are favorable and subject to receiving approval for the post-surgical ocular pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for DEXTENZA for the treatment of post-surgical ocular inflammation. We reported topline efficacy results from the first of two planned Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis and initiated patient enrollment in a second Phase 3 clinical trial of DEXTENZA for the treatment of allergic conjunctivitis in the fourth quarter of 2015. We reported topline efficacy results from a Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015.

•	Apply our sustained-release intracanalicular depot technology for the treatment of additional diseases and conditions of the front of the eye. We are exploring the potential use of our intracanalicular depots in other front-of-the-eye diseases and conditions, such as inflammatory dry eye disease and ocular infections, incorporating active pharmaceutical ingredients that are approved by the FDA as topical ophthalmic eye drops. We have completed an exploratory Phase 2 clinical trial of DEXTENZA for inflammatory dry eye disease. Subject to further advancing our DEXTENZA and OTX-TP clinical trials, we may allocate clinical development resources to additional clinical testing of our OTX-MP intracanalicular depot candidate, which incorporates the antibiotic moxifloxacin as an active pharmaceutical ingredient, for the treatment of ocular infections. We may also pursue the development of a drug-eluting intracanalicular depot that delivers cyclosporine for the treatment of dry eye disease following a potential induction therapy using DEXTENZA. In addition, we may explore whether FDA-approved therapeutic agents that are not well suited to delivery by eye drops can be delivered by our intracanalicular depots.

•

Pursue development of our intravitreal depot and other technologies for back-of-the-eye diseases and conditions. We are developing a hydrogel-based drug delivery depot designed to release anti-angiogenic drugs, including anti-VEGF drugs, over a sustained period following administration by an intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye, including wet AMD. Our goal for this intravitreal depot is to provide sustained release of the anti-angiogenic drugs over a four to six month period, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen. We believe that less frequent injections will be more convenient for patients and may reduce the risk of infection and other potential side effects associated with each injection. We also believe that our drug delivery depot could potentially provide a more consistent level of therapeutic agent compared with existing therapies. In 2014, sales of the most commonly prescribed anti-VEGF drugs approved for the treatment of wet AMD totaled approximately $3.5 billion in the United States. We are working with several pharmaceutical companies with anti-VEGF compounds to explore the feasibility of delivering their compounds using our intravitreal depot. We have established in preclinical tests the compatibility of our technology with these compounds and observed sustained delivery over four to six months in vitro and initial evidence of tolerability of the drug-loaded hydrogel depot. We believe that results to date support the continuing preclinical development of this product candidate. We plan to explore the possibility of broader collaborations with pharmaceutical companies for the development and commercialization of protein-based anti-VEGF drugs in combination with our hydrogel depot. We are also exploring the delivery of small molecule drugs, such as tyrosine kinase inhibitors, or TKIs, in our hydrogel depot. We are conducting preclinical research on a TKI candidate that we believe may be optimal for this program. We are also evaluating in early exploratory research additional opportunities beyond anti-VEGF drugs to utilize our hydrogel depot for back-of-the-eye diseases.

•	Maximize commercial potential of all products for which we receive marketing approval. We hold worldwide commercial rights to each of our product candidates. We plan to prioritize our development, regulatory and commercialization efforts in the United States. We generally expect to retain commercial rights in the United States to any of our sustained-release drug delivery product candidates for front-of- the-eye diseases and conditions for which we receive marketing approval. We may also consider co-promotion and other partnering arrangements in the United States as well. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any products of ours that receive marketing approval.

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

Front-of-the-Eye Diseases and Conditions

Ocular Inflammation and Pain

Ocular inflammation and pain are common conditions caused by a variety of factors, including ophthalmic surgery, allergic conjunctivitis and dry eye disease.

Post-surgical Ocular Inflammation and Pain

Ocular inflammation and pain are common side effects following ophthalmic surgery. Frequently performed ophthalmic surgeries include cataract, refractive vitreoretinal, cornea and glaucoma procedures. Physicians prescribe anti-inflammatory drugs, such as corticosteroids, which are typically administered through eye drops multiple times per day, following ocular surgery as the standard of care. These drugs improve patient comfort and also accelerate recovery through disruption of the inflammatory cascade resulting in decreased inflammation and reduced activity of the immune system. Physicians also frequently prescribe non-steroidal anti-inflammatory drugs, or NSAIDs, as adjunctive or combination therapy to supplement the use of corticosteroids. If left untreated, inflammation of the eye may result in further ocular complications, including pain, scarring and vision loss. Market Scope has estimated that approximately 5.3 million ocular surgeries were to be performed in the United States in 2015.

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

Market Data

According to IMS Health data, approximately 20.6 million prescriptions were filled in the United States in 2015 for anti-inflammatory drugs administered by eye drops for ocular diseases and conditions, resulting in sales of approximately $3.1 billion. This consisted of approximately 8.9 million prescriptions and $795 million in sales for single-agent corticosteroids, 3.9 million prescriptions and $377 million in sales for NSAIDs, 4.6 million prescriptions and $310 million in sales for corticosteroid and antibiotic combination products and approximately

3.3 million prescriptions and $1.6 billion in sales of Restasis for dry eye disease. According to IMS Health data, approximately 7.1 million anti-allergy eye drop prescriptions were filled in the United States in 2015, resulting in sales of approximately $976 million. The steroid market for eye drops to treat ocular diseases and conditions consists of both branded and generic products. Branded steroids include Lotemax and Alrex (loteprednol etabonate) marketed by Bausch & Lomb and Durezol (difluprednate) marketed by Alcon. Commonly used generic steroids include prednisolone, dexamethasone and fluorometholone.

Glaucoma

Glaucoma is a progressive and highly individualized disease in which elevated levels of intraocular pressure are associated with damage to the optic nerve, which results in irreversible vision loss. According to the World Health Organization, glaucoma is the second leading cause of blindness in the world. Ocular hypertension is characterized by elevated levels of intraocular pressure without any optic nerve damage. Patients with ocular hypertension are at high risk of developing glaucoma.

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

Market Data

According to IMS Health data, approximately 34 million prescriptions were filled in the United States in 2015 for drugs administered by eye drops for the treatment of glaucoma, resulting in sales of approximately $2.7 billion. A typical prescription provides approximately one month of treatment. We expect prescription volume to grow, in large part as a result of the aging population. According to IMS Health, PGAs account for approximately half of the prescription volume in the glaucoma market. The market for drugs administered by eye drops for the treatment of glaucoma consists of both branded and generic products. Branded products have maintained premium pricing and significant market share. These products include Travatan Z (travoprost) marketed by Alcon and Lumigan (bimatoprost) marketed by Allergan. The relevant patents covering travoprost expired in December 2014. Commonly used generic drugs include latanoprost and timolol.

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

Market Data

According to IMS Health data, approximately 18.1 million prescriptions were filled in the United States in 2015 for ophthalmic antibiotics administered by eye drops, resulting in sales of approximately $697 million.

The Use of Eye Drops and their Limitations

Eye drops are widely used to deliver medications directly to the ocular surface and to intraocular tissue in the front of the eye. Eye drops are administrable by the patient or care provider, inexpensive to produce and treat the local tissue. However, eye drops have significant limitations, especially when used for chronic diseases or when requiring frequent administration, including:

•	Lack of patient compliance. Eye drops require frequent administration. For example, steroids for ophthalmic use require administration as frequently as four to six times daily and require tapered dosing over the course of the therapy. As a result, patient compliance with required dosing regimens frequently suffers. According to a published third-party study, more than 50% of glaucoma patients discontinue prostaglandin therapy and do not refill prescriptions as required within six months of initiating therapy. Poor patient compliance can lead to diminished efficacy and disease progression.

•	Difficulty in administration. Eye drops are difficult to administer for many patients, in particular the elderly. Difficulty in self-administering eye drops may lead to bacterial contamination in the bottle resulting from incorrect usage, limited accuracy administering the drops directly into the eye and the potential washout of drops from the eye. We believe that this also may play a large role in lack of patient compliance and resulting diminished efficacy of treatment.

•	Need for high concentrations. After eye drops are administered to the ocular surface, the tear film rapidly renews. Most topically applied solutions are washed away by new tear fluid within 15 to 30 seconds. Because contact time with the ocular surface is short, less than 5% of the applied dose actually penetrates to reach intraocular tissues. As a result, eye drops generally require frequent administration at high drug concentrations to deliver a meaningful amount of drug to the eye. This pulsed therapy results in significant variations in drug concentrations over a treatment period, which we refer to as peak and valley dosing. At peak levels, the high concentrations can result in side effects, such as burning, stinging, redness of the clear membrane covering the white part of the eye, referred to as hyperemia, and spikes in intraocular pressure, which may lead to drug- induced glaucoma. At low concentration levels, the drug may not be effective, thus allowing the disease to progress.

•	Side effects of preservatives. To guard against contamination, many eye drops are formulated with antimicrobial preservatives, most commonly benzalkonium chloride, or BAK. Patients on long term or chronic therapy, such as glaucoma patients, often suffer reactions, which have been linked to BAK, including burning, stinging, hyperemia, irritation and eye dryness. Less frequently, conjunctivitis or corneal damage may result.

As a result of these limitations, eye drops are often suboptimal as a therapeutic option for the treatment of many diseases and conditions of the front of the eye.

Back-of-the-Eye Diseases and Conditions

There are a range of back-of-the-eye diseases and conditions that adversely affect vision. One of the principal back-of-the-eye conditions is wet AMD, a serious disease of the central portion of the retina, known as the macula that is responsible for detailed central vision and color perception. Wet AMD is characterized by abnormal new blood vessel formation, referred to as neovascularization, which results in blood vessel leakage and retinal distortion. If untreated, neovascularization in wet AMD patients typically results in formation of a scar under the macular region of the retina. The current standard of care for wet AMD are drugs that target VEGF, one of several proteins involved in neovascularization.

Wet AMD is the leading cause of blindness in people over the age of 55 in the United States and the European Union. According to a study on the burden of AMD published in 2006 in the peer-reviewed journal Current Opinion in Ophthalmology, approximately 1.2 million people in the United States suffer from wet AMD. In addition, AMD Alliance International reports that approximately 200,000 new cases of wet AMD arise each year in the United States. The incidence of wet AMD increases substantially with age, and we expect that the number of cases of wet AMD will increase with growth of the elderly population in the United States. The anti-VEGF market for the treatment of wet AMD consists predominantly of two drugs that are approved for marketing and primarily prescribed for the treatment of wet AMD, Lucentis marketed in the United States by Genentech and Eylea marketed in the United States by Regeneron, and off-label use of the cancer therapy Avastin. In 2014, sales of Lucentis and Eylea totaled approximately $3.5 billion in the United States.

Because eye drops are unable to carry effective drug concentrations to the back-of-the-eye, intravitreal injections are used to deliver medications to this location. However, the frequency of intravitreal injections can be a significant burden on patients, caregivers and clinicians. For example, the current treatment protocol for wet AMD involves monthly or bi-monthly injections. Intravitreal injections can lead to patient discomfort, a transient increase in intraocular pressure, and ocular inflammation and infection. Although serious adverse event rates after treatment with anti-VEGF compounds are low, intravitreal injections can result in severe complications and damage to the retina and other structures of the eye, such as ocular hemorrhage and tears in the retinal pigment epithelium.

Ocular Wound Closure

According to the World Health Organization, cataracts are the leading cause of visual impairment eventually progressing to blindness. According to the American Academy of Ophthalmology Cataract and Anterior Segment Panel’s 2011 Preferred Practice Pattern Guidelines, cataract extraction is the most commonly performed eye surgery in the United States. Market Scope has estimated that in 2015 there were to be approximately 3.8 million cataract extractions performed in the United States.

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

The Ocular Therapeutix Approach

Our Hydrogel Technology Platform

We apply our expertise with an established bioresorbable hydrogel technology to the development of products for sustained delivery of known, FDA-approved therapeutic agents for a variety of ophthalmic diseases and conditions and to ophthalmic wound closure. Our founders and management team have previously used this same hydrogel technology to develop FDA-approved and currently marketed medical products for other companies such as DuraSeal Dural Sealant® (marketed by Integra Lifesciences, Inc.), a sealant for cranial and spine surgery, and Mynx® (marketed by Cardinal Health), a sealant for femoral artery punctures after angiography and angioplasty.

Our bioresorbable hydrogel technology is based on the use of a proprietary form of PEG. Our technical capabilities include a deep understanding of the polymer chemistry of PEG-based hydrogels and the design of the highly specialized manufacturing processes required to achieve a reliable, preservative free and pure product. We tailor the hydrogel to act as a vehicle for sustained drug delivery to the eye and as an ocular tissue sealant. We have used bioresorbable hydrogels to engineer each of our intracanalicular depot product candidates, ReSure Sealant and our intravitreal depot.

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

Intracanalicular Depot-Based Sustained-Release Therapies for Front-of-the-Eye Diseases and Conditions

A punctum is a natural opening located in the inner portion of the eyelid near the nose. There is a punctum in each of the lower eyelids and the upper eyelids. The puncta open into nasolacrimal ducts, which collect and drain tears produced by the eyes’ lacrimal glands. Tears produced in the lacrimal glands sweep across the eye surface and drain through the puncta to the nasal cavity. The section of the nasolacrimal duct immediately beyond the puncta is called the vertical canaliculus. Intracanalicular depots that do not contain an active drug are commonly used for treatment of dry eye disease by physically blocking tear drainage. Because intracanalicular depots stay in contact with the tear film, they are well suited for sustained delivery of drug to the eye.

Intracanalicular depot shown positioned in the vertical canaliculus

Our intracanalicular depots utilize our proprietary hydrogel technology and are embedded with an active drug. Following insertion through the punctum, our depots swell in tear fluid to fill the vertical canaliculus, which secures the depots in place. We design our depots to release drug in a sustained fashion, tailored to each disease state, back through the punctum to the surface of the eye. Over time the depots liquefy and are cleared through the nasolacrimal duct. If necessary due to excessive tearing, discomfort or improper placement, a healthcare professional can easily remove an intracanalicular depot by a simple process of pushing the soft depot back through the punctum.

Our depots allow incorporation of a variety of drugs with a controllable range of delivery durations and delivery rates. For acute conditions, such as post-surgical ocular inflammation and pain and allergic conjunctivitis, we have designed our intracanalicular depots to provide a sustained release of therapeutic levels of drug for the duration of treatment. For chronic diseases, such as glaucoma, we have designed our intracanalicular depots for repeat administration with extended dosing periods. We are concentrating our development efforts on depots incorporating active pharmaceutical ingredients that are approved by the FDA for the targeted indication and that satisfy other specific selection criteria that we have developed.

We manufacture our intracanalicular depots from dried PEG-based hydrogel formed into tiny rods that hold an active pharmaceutical ingredient in a preservative-free formulation. We embed the active pharmaceutical ingredient in the pre-hydrogel liquid formulation, which then solidifies to form a hydrogel containing the drug within. The relative size of one of our intracanalicular depots is shown in the figure below.

We provide the intracanalicular depot as a thin dry rod to facilitate insertion through the narrow punctal opening. Upon hydration with tear fluid, the depot swells, softens, and conforms to roughly the size and shape of the vertical canaliculus, to secure it in place. We incorporate the active pharmaceutical ingredient in the form of micronized particles embedded directly in the hydrogel or as bioresorbable microspheres.

We have included a fluorescent label, or marker, in our intracanalicular depot hydrogel to serve as a visualization aid for the healthcare professional to confirm the depot’s presence. The viewer applies a blue hand held light and a clear yellow filter aid to see the depot in the eyelid as shown in the figure below.

Because intracanalicular depots stay in contact with the tear film, other companies have pursued the development of intracanalicular depots containing active drugs for sustained release to the ocular surface. However, these earlier depot designs had significant limitations with respect to drug capacity, drug release kinetics and patient comfort. The earlier depot designs used non-degradable depots with a clear silicone hard rubber shell containing only a core with active drug. These depots typically extended outside of the punctal opening and secured themselves in place with an external cap. The external cap was in constant contact with the surface of the eye, causing irritation and discomfort in some cases. In addition, some prior designs resorted to plugging both the upper and lower puncta, which could cause excessive tearing and patient discomfort. These designs did not incorporate a visualization agent to allow the patient and physician to assess the presence of the depot.

In contrast to these prior approaches, we have designed our intracanalicular depots to:

•	incorporate the active pharmaceutical ingredient throughout the depot rather than just in a core to allow for higher drug capacity and better control over drug release;

•	be bioresorbable so that removal is not required for acute conditions and required infrequently for chronic conditions;

•	be soft and to fit beneath the punctal opening for patient comfort; and

•	include a fluorescent label to allow the healthcare professional and patient to visualize and assess the presence of the depot.

We select the active pharmaceutical ingredients for our sustained-release drug delivery product candidates, including our intracanalicular depots, based on criteria we have developed through our extensive experience with hydrogel depot systems. Our active pharmaceutical ingredient selection criteria include:

•	prior approval by the FDA for the targeted ophthalmic indication;

•	expiration of relevant patent protection prior to or within our anticipated development timeline;

•	high potency to minimize required drug load in the depot;

•	availability from a qualified supplier; and

•	compatibility with our drug delivery system.

Anticipated Benefits of Our Intracanalicular Depots Compared to Eye Drops

We believe our intracanalicular depot product candidates may offer a range of favorable attributes as compared to eye drops, including:

•	Improved patient compliance. Our intracanalicular depots are inserted by a healthcare professional and are designed to provide sustained release of drug to the ocular surface. Because patients are not responsible for self-administration of the drug and the intracanalicular depots dissipate over time and do not require removal for acute conditions or frequent removal for chronic conditions, we believe our intracanalicular depots address the problem of patient compliance.

•	Ease of administration. We have designed our intracanalicular depots to provide the entire course of medication with a single administration by a healthcare professional for acute conditions or for several months for chronic conditions. We believe this avoids the need for frequent administration and the potential complications that could result if doses are missed.

•	Sustained delivery of drug. We have designed our intracanalicular depots to deliver drug in a sustained fashion to the surface of the eye in order to avoid the peak and valley dosing and related side effects and spikes in intraocular pressure associated with eye drops. We also believe sustained dosing may improve the therapeutic profile of the active pharmaceutical ingredient because it eliminates periods of little or no drug presence between eye drop administrations. Further, we are designing our product candidates so that their drug release profiles can be tailored to match the treatment needs of the disease. For example, steroids for ophthalmic purposes generally require administration over four weeks, with tapered dosing over this period. In contrast, prostaglandin analogs require administration in a steady fashion over the duration of treatment. Our intracanalicular depots are designed to fully dissipate over a period of two to three times the length of the expected period of release of the therapeutic agent and can be removed if necessary by a healthcare professional.

•	Avoidance of preservative side effects. Our intracanalicular depots do not involve the use of preservatives, such as BAK, which has been linked to side effects including burning, stinging, hyperemia, irritation, eye dryness and, less frequently, conjunctivitis or corneal damage.

Intravitreal Depot Injection for Back-of-the-Eye Diseases and Conditions

We are engaged in preclinical development of an intravitreal depot to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our intravitreal depot in combination with anti-angiogenic drugs such as protein-based anti-VEGF drugs and small molecule TKIs for the treatment of back-of-the-eye diseases and conditions such as wet AMD. Our initial goal for this intravitreal depot is to provide sustained release of the drug over a four to six month period, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD. We believe less frequent injections will be more convenient for patients and clinicians and may reduce the risk of infection and other potential side effects associated with each injection.

We are pursuing a multi-pronged strategy to seek to maximize the potential of this technology. We are collaborating on this program with several different pharmaceutical companies using protein-based anti-angiogenic agents and are also conducting our own internal development using the anti-VEGF agent bevacizumab. We are also conducting research efforts on the delivery of small molecule TKIs in our intravitreal depot and have been focusing this research on what we believe may be an optimal drug candidate. We believe this class of drugs is well suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, these drugs have been difficult to deliver to the eye at therapeutic levels without causing local and systemic toxicity. We feel our local drug delivery technology gives us advantages in this regard. By selecting compounds that are compatible with our hydrogel platform technology and that will have expiration of relevant patents within the timeline of our development program, we would also avoid the need to license these molecules, thus retaining full worldwide rights to our products. We are advancing the preclinical development of the sustained delivery of a small molecule on our own in parallel with a protein-based anti-angiogenic drug delivery program, which would require the involvement of a collaboration partner. We plan to continue working with our pharmaceutical company partners on development efforts and exploring potential business development deal structures as well as advancing our internal development efforts on our sustained-release hydrogel depot for the treatment of back-of-the-eye diseases.

Our intravitreal depot consists of a PEG-based hydrogel suspension, which contains embedded micronized protein particles of an anti-angiogenic compound. We designed the intravitreal depot to be injected and retained in the vitreous humor, as depicted in the figure below, to provide sustained intravitreal delivery of anti-VEGF compounds.

We have designed our intravitreal depot for delivery using ordinary syringes and fine gauge needles compatible with the current standard of care. Once in the vitreous humor, the hydrogel is designed to retain the anti-VEGF compound until it is released. We have designed the hydrogel to liquefy, dissolve and be cleared from the eye through hydrolysis over time. We design our hydrogels to control the hydrogel biodegradation rate and, as a result, the timing of anti-VEGF compound release.

ReSure Sealant for Ocular Wound Closure

ReSure Sealant is our bioresorbable hydrogel product for wound closure following cataract surgery. This product received marketing approval from the FDA in January 2014. We began the commercial launch of ReSure Sealant in February 2014 on a region-by-region basis in the United States through a network of independent distributors. A surgeon applies ReSure Sealant as a liquid painted onto the corneal incision. Within about 15 seconds, the sealant cross-links and transforms into a smooth, lubricious hydrogel that seals the wound. ReSure Sealant dissipates as healing progresses and does not require removal. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure. However, we believe that the market opportunity for a surgical sealant following cataract surgery may be modest because sutures are used in only approximately 14% of cataract surgeries. We do not expect to generate meaningful levels of revenue from the sale of ReSure in 2016.

Development Pipeline and Marketed Product

The following table summarizes important information about our key product development programs and our marketed product, ReSure Sealant. We hold worldwide commercial rights to each of our product candidates and ReSure Sealant.

Product / Program	Indication	Description (Active Pharmaceutical Ingredient)	Stage of Development	Status
Approved Product
ReSure Sealant	Cataract incision closure	Ocular sealant	Marketed	Approved by the FDA in January 2014; commercially launched in the United States in February 2014

Late Stage Product Candidates
DEXTENZA	Post-surgical ocular inflammation and pain	Intracanalicular depot (Dexamethasone)	Phase 3	Two Phase 3 trials completed in the first quarter of 2015; NDA submission for ocular pain accepted for filing in December 2015; FDA has established a target action date under PDUFA of July 24, 2016; third Phase 3 trial initiated in October 2015

OTX-TP	Glaucoma	Intracanalicular depot (Travoprost)	Phase 2b	Phase 2a trial completed in May 2014; Phase 2b topline results reported in October 2015

DEXTENZA	Allergic conjunctivitis	Intracanalicular depot (Dexamethasone)	Phase 3	Phase 2 trial completed in November 2014; topline results from the first of two Phase 3 trials reported in October 2015; second Phase 3 trial initiated in November 2015

Earlier Stage Product Candidates
DEXTENZA	Inflammatory dry eye disease	Intracanalicular depot (Dexamethasone)	Phase 2	Topline results from Phase 2 trial reported in December 2015

OTX-MP	Ocular Infection	Intracanalicular depot (Moxifloxacin)	Phase 1 completed	No active development efforts

Anti-VEGF hydrogel depot	Wet AMD	Injectable intravitreal hydrogel depot (Anti-VEGF compounds)	Preclinical	Ongoing preclinical studies

Dexamethasone Intracanalicular Depot (OTX-DP)

Our DEXTENZA (sustained-release dexamethasone) Intracanalicular Depot product candidate incorporates the corticosteroid dexamethasone as an active pharmaceutical ingredient in our proprietary hydrogel depot. We are developing DEXTENZA for the treatment of post-surgical ocular inflammation and pain, allergic conjunctivitis and inflammatory dry eye disease. We have designed DEXTENZA to provide a sustained release of dexamethasone over a period of approximately 30 days. We reported topline results from two Phase 3 clinical trials for this indication.

We selected dexamethasone as the active pharmaceutical ingredient for DEXTENZA because it:

•	is approved by the FDA and has a long history of ophthalmic use;

•	is available on a generic basis;

•	is highly potent and is typically prescribed for prevention of ocular inflammation and pain following ocular surgery;

•	is available from multiple qualified suppliers; and

•	has physical properties that are well suited for incorporation within our intracanalicular depots.

Embedded within our DEXTENZA intracanalicular depot are dexamethasone drug particles that gradually erode and release the drug in a sustained fashion until the drug is depleted. As the dexamethasone drug particles erode and the hydrogel degrades by hydrolysis, the intracanalicular depot softens, liquefies and is cleared through the nasolacrimal duct. We provide the DEXTENZA drug product in a preservative-free formulation in a sterile, single use package.

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

Although dexamethasone is clinically effective in the treatment of late-phase inflammatory allergic reactions, the safety limitations associated with eye drop administration, including the potential to generate spikes in intraocular pressure due to the high levels of drug, have limited its widespread adoption as a treatment for this condition. These spikes in intraocular pressure can lead to drug-induced glaucoma, although the incidence is low. Further, use of oral anti-histamine medications as well as anti-histamine eye drops for allergic conjunctivitis may dry out the eye and exacerbate the discomfort to some patients. We believe, based on our clinical trial results to date, that periodic use of the DEXTENZA for allergic conjunctivitis will create a low, tapered, consistent dose of dexamethasone, potentially minimizing or eliminating side effects associated with the eye drop formulation, while retaining the drug’s anti-inflammatory effects.

One of the causes of dry eye disease is inflammation. Topical anti-inflammatory drugs are used as one of several therapies to treat dry eye disease and are administered by eye drops. As the understanding of dry eye disease, specifically the inflammatory components of dry eye disease, has evolved, the use of corticosteroids has become a standard to offer short-term relief of signs and symptoms of the disease. Physicians typically prescribe a topical corticosteroid for a period of two to four weeks, tapered over the course of delivery as the inflammation and symptoms subside. As with allergic conjunctivitis, there are safety limitations associated with the use of corticosteroids for inflammatory dry eye disease that have limited wide spread adoption. We believe that DEXTENZA has potential as a short-term therapy for more severe cases of dry eye caused by inflammation, followed by the delivery of an immunosuppressant drug such as cyclosporine after the inflammation has been reduced.

Overview of DEXTENZA Clinical Development

We are conducting clinical development of DEXTENZA for the treatment of post-surgical ocular inflammation and pain, allergic conjunctivitis and inflammatory dry eye disease. Because DEXTENZA incorporates an active pharmaceutical ingredient already approved by the FDA for the treatment of ocular inflammation and pain, we did not need to conduct Phase 1 clinical trials for this product candidate. The following summarizes our clinical development to date for DEXTENZA.

•	In March and April 2015, we reported topline results from two Phase 3 clinical trials for the treatment of post-surgical ocular inflammation and pain. In the first Phase 3 clinical trial, DEXTENZA met both primary efficacy endpoints, absence of pain at day 8 and absence of inflammatory cells at day 14, with statistical significance. In the second Phase 3 clinical trial, DEXTENZA met the primary efficacy endpoint for absence of pain at day 8 with statistical significance but did not meet the primary efficacy endpoint for absence of inflammatory cells at day 14. We met with the FDA in April 2015 to discuss the path forward for seeking marketing approval of DEXTENZA for the treatment of post-surgical ocular inflammation and pain. In this pre-NDA clinical meeting, the FDA indicated that the existing data from our Phase 2 and two Phase 3 clinical trials are appropriate to support an NDA submission for DEXTENZA for a post-surgical ocular pain indication. The FDA further indicated that we would need additional data from a third Phase 3 clinical trial for the inflammation endpoint to support the potential labeling expansion of DEXTENZA’s indications for use. We initiated a third Phase 3 clinical trial for DEXTENZA for the treatment of post-surgical ocular inflammation and pain in October 2015. We submitted to the FDA an NDA for DEXTENZA for the treatment of post-surgical ocular pain. The FDA has accepted the NDA for filing and established a target action date under PDUFA of July 24, 2016. Based on our expectations regarding initiation of our third Phase 3 clinical trial of DEXTENZA and our estimates regarding patient enrollment, we expect to have topline efficacy data available from this trial in the second half of 2016. If the results of our third Phase 3 clinical trial of DEXTENZA are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA on the PDUFA action date, we plan to submit an NDA supplement for DEXTENZA for the treatment of post-surgical ocular inflammation in the first quarter of 2017. If we receive approval of our initial NDA on the PDUFA action date, we expect to commercially launch DEXTENZA for post-surgical ocular pain in the United States in the first half of 2017. If we receive approval of the NDA supplement for post-surgical ocular inflammation, we would expect to expand the labeling to include this indication.

•	In November 2014, we completed a Phase 2 clinical trial evaluating the safety and efficacy of DEXTENZA for the treatment of allergic conjunctivitis. Based upon the encouraging results of this Phase 2 clinical trial and a subsequent meeting with the FDA, we began enrollment for an initial Phase 3 clinical trial of DEXTENZA for this indication in June 2015. We announced topline results from this trial in October 2015. We initiated a second Phase 3 clinical trial of DEXTENZA for this indication in November 2015. We expect to report topline results for the second Phase 3 clinical trial in the third quarter of 2016.

•	In January 2015, we initiated a Phase 2 exploratory clinical trial of DEXTENZA for the treatment of inflammatory dry eye disease. We reported topline results from this trial in December 2015. We plan to meet with the FDA in 2016 and then assess the future direction of the clinical development of this product candidate.

Clinical Trials for Post-Surgical Inflammation and Pain

Completed Phase 2 Clinical Trial

In 2013, we completed a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked Phase 2 clinical trial evaluating the safety and efficacy of DEXTENZA for the treatment of ocular inflammation and pain following cataract surgery. We conducted this trial in 60 patients at four sites in the United States pursuant to an effective investigational new drug application, or IND. We randomized patients in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular depot without active drug. One patient randomized into the DEXTENZA group was excluded from the trial because the investigator was unable to insert the depot, resulting in 29 patients in the DEXTENZA group and 30 patients in the vehicle control group. We evaluated patients in this trial at days 1, 4, 8, 11, 14 and 30 following surgery.

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

We evaluated as secondary measures the absence of flare in the anterior chamber of the study eye at each evaluation date, absence of inflammatory cells in the anterior chamber of the study eye and absence of pain in the study eye at each evaluation date other than day 8 and depot retention and visualization. Flare is a scattering of light in the aqueous humor when viewed during a slit lamp biomicroscopic examination. Flare occurs when the protein content of the aqueous humor increases due to intraocular inflammation.

We enrolled patients in this trial who were at least 21 years of age undergoing unilateral clear corneal cataract surgery. We excluded patients from the trial if, among other reasons, they had intraocular inflammation or ocular pain in the study eye at screening or had glaucoma or ocular hypertension.

Efficacy: In this trial, DEXTENZA met the primary efficacy endpoint with statistical significance for absence of pain compared to the vehicle control at day 8 (p<0.0001). We determined statistical significance based on a widely used, conventional statistical method that establishes the p-value of clinical results. Typically, a p-value of 0.05 or less represents statistical significance. The differences between DEXTENZA and the vehicle control for absence of pain also were statistically significant at each other evaluation date (p<0.0002). These results are shown in the graph below. In this graph and other graphs appearing further below, we use the abbreviation “N” to reference the number of patients in each group.

In this trial, DEXTENZA did not meet the primary efficacy endpoint with statistical significance for absence of cells in the anterior chamber compared to the vehicle control at day 8. However, there was a trend of improved absence of anterior chamber cells at each evaluation date, with statistical significance at day 14 (p<0.0027) and day 30 (p< 0.0002). These results are shown in the graph below.

Based on post hoc analysis, DEXTENZA showed statistical significance for absence of flare compared to vehicle control at each evaluation date. These results are shown in the graph below.

Safety: In this trial, there were three serious adverse events, none of which was considered related to the study treatment. The trial investigator determined the relatedness of the serious adverse events to study treatment based on his or her professional medical judgment and in accordance with the study protocol, which required the investigator to determine that a reasonable possibility did not exist that the study treatment caused the adverse event. None of the three serious adverse events, syncope, intracranial hemorrhage and cellulitis of the arm, were ocular in nature. In addition, there were a variety of adverse events in both the DEXTENZA group and the vehicle control group, with the adverse events in the vehicle control group outnumbering the adverse events in the DEXTENZA group. In the DEXTENZA group, the only adverse event that occurred more than once was reduced visual acuity, which occurred twice. The most common adverse events in the vehicle control group were reduced visual acuity, conjunctival hyperemia and corneal edema. Overall, 19 adverse events were noted in the DEXTENZA group and 30 adverse events were noted in the vehicle control group. All adverse events were transient in nature and completely resolved by the end of the trial.

Completed Phase 3 Clinical Trials

In 2014, we initiated a pivotal clinical trial program that consisted of two prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked Phase 3 clinical trials evaluating the safety and efficacy of DEXTENZA for the treatment of ocular inflammation and pain following cataract surgery. We initiated the first of these Phase 3 clinical trials in February 2014 and the second trial in April 2014. Patient enrollment was completed in September 2014, and the topline efficacy data from these clinical trials was reported in March and April 2015. We initiated a third Phase 3 clinical trial in the October 2015.

For the first two trials, we enrolled an aggregate of 488 patients in these trials at 32 sites in the United States pursuant to our effective IND. We randomized patients in a 2:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular depot without active drug. We enrolled 247 patients at 16 sites in the first Phase 3 clinical trial. We enrolled 241 patients at 16 sites in the second Phase 3 clinical trial. We evaluated patients at days 2, 4, 8, 14, 30 and 60 following surgery.

The two primary efficacy measures in these trials were absence of inflammatory cells in the anterior chamber of the study eye when measured with a slit lamp biomicroscope and absence of pain in the study eye. To meet the efficacy end point for absence of inflammatory cells, there needed to be a complete absence of inflammatory cells. In these trials, absence of pain was based on a patient reported score of zero on a scale from zero to ten of ocular pain assessment. The first primary efficacy endpoint for these trials was the difference in the proportion of patients in each treatment group with absence of inflammatory cells in the anterior chamber of the study eye at day 14 following surgery. Pivotal clinical trials for other ophthalmic steroid drugs approved by the FDA for marketing in the United States also have evaluated this endpoint at day 14. The second primary efficacy endpoint for these trials was the difference in the proportion of patients in each treatment group with absence of pain in the study eye at day 8 following surgery.

We evaluated as secondary efficacy measures the level of flare in the anterior chamber of the study eye at each evaluation date other than day 60 and absence of inflammatory cells in the anterior chamber of the study eye and absence of pain in the study eye at each evaluation date other than the day used for the primary efficacy measure and day 60. The secondary analyses on primary endpoints were intended to be exploratory assessments that can be used to support the results from the primary endpoints. If we obtain favorable results showing effectiveness of DEXTENZA at earlier time points for absence of cells or absence of pain, we will consider seeking to expand the labeling for DEXTENZA as part of our NDA following any marketing approval that we may receive. We enrolled patients in these two trials who were at least 18 years of age undergoing unilateral clear corneal cataract surgery. We excluded patients from these trials if, among other reasons, they have intraocular inflammation or ocular pain in the study eye at screening or have glaucoma or ocular hypertension.

We evaluated safety in all patients at each study visit with an assessment of general eye conditions, including visual acuity and intraocular pressure, along with any adverse events.

Efficacy: In the first Phase 3 clinical trial, DEXTENZA met the primary efficacy endpoint with statistical significance for absence of cells in the anterior chamber compared to the vehicle control at day 14. 33.1% of DEXTENZA treated patients showed an absence of inflammatory cells in the anterior chamber of the study eye on day 14 following drug product insertion, compared to 14.5% of those receiving placebo vehicle control intracanalicular depots (p=0.0018). DEXTENZA also met the primary efficacy endpoint with statistical significance for absence of pain compared to the vehicle control at day 8. 80.4% of patients receiving DEXTENZA reported absence of pain in the study eye on day 8 following insertion of the drug product, compared to 43.4% of those receiving placebo vehicle control intracanalicular depots (p< 0.0001).

In the second Phase 3 clinical trial, DEXTENZA met the primary efficacy endpoint for absence of pain at day 8 with statistical significance but did not meet the primary efficacy endpoint for absence of inflammatory cells at day 14. In the second Phase 3 clinical trial, 77.5% of patients receiving DEXTENZA reported an absence of pain in the study eye on day 8 following insertion of the drug product, compared to 58.8% of those receiving placebo vehicle control intracanalicular depots, a difference which was statistically significant (p=0.0025). However, 39.4% of DEXTENZA treated patients showed an absence of inflammatory cells in the anterior chamber of the study eye on day 14 following drug product insertion, compared to 31.3% of those receiving placebo vehicle control intracanalicular depots, a difference which was not statistically significant (p=0.2182).

Secondary analyses on primary endpoints for the two completed Phase 3 clinical trials have also been completed. In the first Phase 3 clinical trial, statistically significant differences were seen for absence of pain at all time points (days 2, 4, 8, 14, 30 and 60) in the DEXTENZA treatment group compared to the vehicle control group. Statistically significant differences were seen for the absence of inflammatory cells at day 30 in the DEXTENZA treatment group compared to the vehicle control group, and there were no statistically significant differences seen at the other time points. Statistically significant differences between the DEXTENZA treatment group and the vehicle control group were seen for flare at days 8, 14 and 30.

In the second Phase 3 clinical trial, statistically significant differences were seen for absence of pain at days 2, 4, 14 and 30 in the DEXTENZA treatment group compared to the vehicle control group. A similar proportion of patients in the DEXTENZA treatment group and the vehicle control group were observed to have an absence of inflammatory cells at days 2, 4, 8, and 30. A statistically significant difference between treatment groups was not seen for the absence of inflammatory cells until the day 60 visit, at which time a greater proportion of patients in the DEXTENZA treatment group compared to the vehicle control group were observed to have an absence of inflammatory cells at day 60 (p=0.0012). Statistically significant differences between the DEXTENZA treatment group and the vehicle control group were seen for flare at days 14, 30 and 60.

We also performed additional post-hoc analyses that were not pre-specified in the trial protocol for our two completed Phase 3 clinical trials to provide further insight on the performance of the DEXTENZA platform technology. Although post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias, we believe that these analyses provide support for our decision to conduct a third Phase 3 clinical trial and provide additional information regarding our platform technology. The results from these post-hoc analyses are summarized as follows:

•	When we pooled the aggregate results of the two completed Phase 3 clinical trials, we observed statistically significant differences between the DEXTENZA treatment groups and the vehicle control groups for both the absence of pain at day 8 (p < 0.0001) and the absence of inflammatory cells at day 14 (p= 0.0025).

•	When we combined the measures of complete absence of inflammatory cells (0.0 on a scale of zero to four) and very mild inflammation (0.5 on the same scale and defined as presence of a total of one to five inflammatory cells) for the second Phase 3 clinical trial, we observed a statistically significant difference between the DEXTENZA treatment group and the vehicle control group (p= 0.0004).

Although we have discussed with the FDA the results from these post-hoc analyses, these are not the primary efficacy measures to be considered by the FDA. In general, regulatory authorities give less weight to results from post-hoc analyses than pre-specified analyses.

Safety: There were no ocular or treatment-related serious adverse events in the DEXTENZA treatment group in either of the two completed Phase 3 clinical trials. There was one ocular serious adverse event in the vehicle control group in the two completed Phase 3 clinical trials: hypopyon, or inflammatory cells in the anterior chamber. There were two patients with three serious adverse events in the DEXTENZA treatment group in the first Phase 3 clinical trial (1.2% incidence), compared with two patients with four serious adverse events in the vehicle control group (2.4% incidence). There were two serious adverse events in the DEXTENZA treatment group in the second Phase 3 clinical trial (1.3% incidence), compared with three serious adverse events in the vehicle control group (3.8% incidence). In the first Phase 3 clinical trial, 98 adverse events were noted in the DEXTENZA group and 59 adverse events were noted in the vehicle control group. In the second Phase 3 clinical trial, 74 adverse events were noted in the DEXTENZA group and 47 adverse events were noted in the vehicle control group. Patients were randomized in a 2:1 ratio between the treatment group and the vehicle control group. All adverse events were either resolved or considered chronic/stable at the time of subject exit from the study. We expect to be able to use the safety data from these Phase 3 trials to support our other DEXTENZA clinical development programs, including for allergic conjunctivitis.

Additional Phase 3 Clinical Trial

We initiated a third Phase 3 clinical trial for DEXTENZA for the treatment of post-surgical ocular inflammation and pain in October 2015. We expect to enroll 436 patients in this trial, with patients randomized in a 1:1 ratio to receive either DEXTENZA or placebo. We have made modifications to the protocol design of this third Phase 3 clinical trial compared to our two completed Phase 3 clinical trials of DEXTENZA based on our learnings from these prior trials. These modifications relate to factors we believe impacted the results of the second Phase 3 clinical trial, including the use of rescue medications in patients with mild inflammation at the day 8 visit and the use of high dose oral non-steroidal anti-inflammatory drugs, or NSAIDs. In the third Phase 3 clinical trial, we will exclude patients receiving high doses of NSAIDs, such as Naproxen, and we have provided additional guidance to study investigators regarding the use of rescue medications per the study protocol.

Regulatory Pathway

In September 2015, we submitted to the FDA an NDA for DEXTENZA for the treatment of post-surgical ocular pain. The FDA has accepted the NDA for filing and established a target action date under PDUFA of July 24, 2016. If the results of our third Phase 3 clinical trial of DEXTENZA are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA on the PDUFA action date, we plan to submit an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation in the first quarter of 2017. We expect that we would submit the sNDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information. Although we are conducting our Phase 3 clinical trials of DEXTENZA in patients who have undergone cataract surgery, these trials are intended to support a label for all post-surgical ocular inflammation and pain.

Clinical Trials for Allergic Conjunctivitis

Completed Phase 2 Clinical Trial

In November 2014, we completed a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked Phase 2 clinical trial evaluating the safety and efficacy of DEXTENZA for the treatment of allergic conjunctivitis. We conducted this trial using a modified version of a controlled exposure model commonly used to assess anti-allergy medications known as the Conjunctival Allergen Challenge model, or CACTM, which is a proprietary model owned by ORA, Inc., the clinical research organization we used to manage the trial. The modified CAC achieves a very high transient dose exposure by placing allergen directly into the space between the eyelid and the surface of the eye of the patient. We initially exposed patients to specified allergens to determine which allergens resulted in an allergic response for the patients. If patient was responsive to a particular allergen, we continued to expose the patient to that same allergen prior to each evaluation.

We enrolled 68 patients at two sites in the United States pursuant to our effective IND. We randomized patients in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular depot without active drug. We evaluated patients using three allergen challenges in series for each of the two efficacy measures at 14, 28 and 42 days following intracanalicular depot insertion.

The primary efficacy measures for this trial were ocular itching graded by the patient and conjunctival redness graded by the trial investigator, in each case based on a five point scale from zero to four. The primary efficacy measures were differences between treatment groups of at least 0.5 units on the five point scale on day 14 for all three time points measured in a day for both ocular itching and conjunctival redness and differences between treatment groups of at least 1.0 unit for the majority of the three time points measured on 14 days post insertion for both ocular itching and conjunctival redness. The secondary endpoints for this trial were similar to the primary efficacy endpoints, except that each variable was assessed at 28 days and 42 days following insertion of the intracanalicular depot.

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

Efficacy: In this trial, there was a statistically significant mean difference (p<0.05) between the DEXTENZA treatment group and the vehicle group for both ocular itching and conjunctival redness at all three time points measured on 14, 28, and 42 days following insertion of the intracanalicular depot. DEXTENZA met one of the two primary efficacy endpoints. The DEXTENZA treatment group achieved a mean difference compared to the vehicle control group of more than 0.5 units on a five point scale on 14 days post insertion for all three time points measured in a day for both ocular itching and conjunctival redness. The DEXTENZA group did not achieve a mean difference compared to the vehicle control group of 1.0 unit for the majority of the three time points measured on 14 days post insertion for either ocular itching or conjunctival redness. However, in a pre-specified analysis group of a second site in the clinical trial, in which DEXTENZA intracanalicular depots were inserted 48 to 72 hours following exposure to the allergen, rather than on the same day, we observed a mean difference in ocular itching between the DEXTENZA group and the vehicle control group of approximately 1.0 unit for the majority of three time points measured on 14 days.

The results of this trial for each of the three time points on day 14 following the insertion of the intracanalicular depot for the DEXTENZA group and the vehicle control group are shown in the table below:

Parameter	Time Point	DEXTENZA	Vehicle	Treatment Difference (P-value)
Ocular Itching	3 min	1.80 (1.068)	2.58 (0.823)	-0.78 (0.0031)
	5 min	1.72 (0.998)	2.70 (0.865)	-0.98 (0.0002)
	7 min	1.65 (0.989)	2.53 (0.880)	-0.88 (0.0007)
Conjunctival Redness	7 min	1.60 (0.753)	2.11 (0.727)	-0.51 (0.0100)
	15 min	1.53 (0.753)	2.23 (0.708)	-0.70 (0.0006)
	20 min	1.54 (0.739)	2.21 (0.696)	-0.67 (0.0008)

Safety: In this trial, there was one serious adverse event in the treatment arm, which was depression. This event was suspected to be related to treatment. The trial investigator determined the relatedness of the serious adverse event to study treatment based on his or her professional medical judgment and in accordance with the study protocol, which required the investigator to determine that a reasonable possibility did not exist that the study treatment caused the adverse event. The serious adverse event was not ocular in nature. In addition, there were a variety of adverse events in both the DEXTENZA group and the vehicle control group, with nine ocular related adverse events and two non-ocular adverse events in the DEXTENZA group and eight ocular adverse events and two non-ocular adverse events in the vehicle control group. In the DEXTENZA group, the only adverse event that occurred more than once was reduction in visual acuity and increased intraocular pressure, both of which occurred twice. The most common adverse events in the vehicle control group were erythema of the eyelid, discharge from the eye and an increase in lacrimation, all of which occurred twice. All adverse events were transient in nature and completely resolved by the end of the trial.

Phase 3 Clinical Program

We met with the FDA in December 2014 to review the Phase 2 clinical trial results of DEXTENZA for the treatment of allergic conjunctivitis and to discuss our planned Phase 3 clinical development program. Based on these discussions, we have initiated and completed one Phase 3 clinical trial and, in November 2015, initiated a second Phase 3 clinical trial for this indication. We expect to report topline results for the second Phase 3 clinical trial in the third quarter of 2016.

First Phase 3 Clinical Trial

We initiated the first of these two planned Phase 3 clinical trials in June 2015, and we reported topline efficacy results in October 2015. This first Phase 3 clinical trial was a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked trial. A total of 73 patients were enrolled in this trial and were randomized in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular depot without active drug. This trial was conducted using the modified CAC model. We evaluated patients using three allergen challenges in series for each of two efficacy measures at days 7, 14 and 28 following intracanalicular depot insertion as described below. In this Phase 3 clinical trial, we inserted the intracanalicular depots 48 to 72 hours after exposure to the allergen. In our completed Phase 2 clinical trial, we obtained better efficacy results with this design protocol as noted in the description of the Phase 2 efficacy results above.

The primary efficacy measures for this trial were ocular itching graded by the patient and conjunctival redness graded by the trial investigator, in each case based on a five point scale from zero to four. The primary efficacy endpoints were the differences between the treatment group and the vehicle group of at least 0.5 units on the five point scale measured on day 7 following insertion of the intracanalicular depot for all three time points measured for both ocular itching and conjunctival redness and differences of at least 1.0 unit for the majority of the three time points measured on day 7 following insertion of the intracanalicular depot for both ocular itching and conjunctival redness. The secondary endpoints were similar to the primary efficacy endpoints except that each variable was assessed at day 14 and day 28 following insertion of the intracanalicular depot. The primary efficacy measure of conjunctival redness is typically included in Phase 3 trials for allergic conjunctivitis but has not been required for FDA approval of drugs for allergic conjunctivitis. Most commercially available prescription medications for the treatment of allergic conjunctivitis have an ocular itching indication only. As described below, ocular itching is the only primary efficacy endpoint in the second Phase 3 trial of DEXTENZA for the treatment of allergic conjunctivitis, with conjunctival redness being moved to a secondary efficacy endpoint.

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

Efficacy: In this trial, there was a statistically significant mean difference (p<0.0001) between the DEXTENZA treatment group and the placebo vehicle group for ocular itching at all three time points measured on day 7 post-insertion of the intracanalicular depot. DEXTENZA also met the primary efficacy endpoint for ocular itching. The DEXTENZA treatment group achieved a mean difference compared to the vehicle group of greater than 0.5 units on a five point scale on day 7 following insertion at each time point and greater than 1.0 unit at a majority of the time points on day 7 following insertion for ocular itching. There was a statistically significant mean difference (p=0.01 or less) between the DEXTENZA treatment group and the placebo vehicle group for conjunctival redness at all three time points measured on day 7 post-insertion of the intracanalicular depot. However, the DEXTENZA group did not achieve the pre-specified primary efficacy endpoints on day 7 post-insertion with respect to conjunctival redness. The secondary endpoints and complete safety data are being analyzed and are expected to be available in the second half of 2016.

The results of this trial for each of the three time points on day 7 following insertion of the intracanalicular depot for the DEXTENZA group and the vehicle control group are shown in the table below:

Parameter	Time Point	DEXTENZA	Vehicle	Treatment Difference (P-value)
Ocular Itching	3 min	1.68 (1.032)	2.66 (0.861)	-1.02 (<0.0001)
	5 min	1.87 (1.04)	2.74 (0.69)	-0.87 (<0.0001)
	7 min	1.70 (0.938)	2.74 (0.679)	-1.04 (0.0007)
Conjunctival Redness	7 min	1.52 (0.641)	1.80 (0.764)	-0.26 (0.1082)
	15 min	1.48 (0.698)	1.75 (0.786)	-0.32 (0.0419)
	20 min	1.44 (0.710)	1.76 (0.766)	-0.29 (0.0667)

Safety: In this trial there were no serious adverse events in either the treatment group or the vehicle control group. There were a variety of adverse events in both the DEXTENZA group and the vehicle control group, with three ocular adverse events and no non-ocular adverse events in the DEXTENZA group and three ocular adverse events and one non-ocular adverse events in the vehicle control group. The adverse events in the DEXTENZA subjects were determined to be related to study treatment and two ocular adverse events in one vehicle subject were suspected to be related to study treatment.

Second Phase 3 Clinical Trial

We initiated the second Phase 3 clinical trial of DEXTENZA for the treatment of allergic conjunctivitis in November 2015. This second Phase 3 clinical trial is a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked trial. A total of 72 patients are expected to be enrolled in this trial and are being randomized in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular depot without active drug. This trial is being conducted using the modified CAC model. Patients will be evaluated using three allergen challenges in series for each of two efficacy measures at days 7, 14 and 28 following intracanalicular depot insertion. In this Phase 3 clinical trial, we are inserting the intracanalicular depots 48 to 72 hours after exposure to the allergen.

The single primary efficacy measure for this trial is ocular itching graded by the patient based on a five point scale from zero to four. The primary efficacy endpoints are the differences between the treatment group and the vehicle group of at least 0.5 units on the five point scale on day 7 following insertion of the intracanalicular depot for all three time points measured for ocular itching and differences of at least 1.0 unit for the majority of the three time points measured on day 7 following insertion of the intracanalicular depot for ocular itching. The secondary endpoints for ocular itching are similar to the primary efficacy endpoints except that each variable will be assessed at day 14 and day 28 following insertion of the intracanalicular depot. The secondary endpoints for conjunctival redness are the differences between the treatment group and the vehicle group of at least 0.5 units on the five point scale on day 7 following insertion of the intracanalicular depot for all three time points measured and differences of at least 1.0 unit for the majority of the three time points measured on day 7 following insertion of the intracanalicular depot.

We are enrolling patients in this trial who are at least 18 years of age with a positive history of ocular allergies and a positive skin test reaction to a perennial allergen and a seasonal allergen. We are excluding patients from this trial if, among other reasons, they had an active ocular infection or itching or conjunctival redness at screening.

We are evaluating safety in all patients at each study visit with an assessment of general eye conditions, including visual acuity and intraocular pressure, along with any adverse events.

We expect to have topline results from this second Phase 3 trial of DEXTENZA for the treatment of allergic conjunctivitis in the third quarter of 2016.

Regulatory Pathway

We reviewed our Phase 2 results with the FDA during a meeting in December 2014 and based on these discussions initiated two Phase 3 clinical trials evaluating DEXTENZA for the treatment of allergic conjunctivitis in 2015. If we obtain favorable results on the primary efficacy endpoint of ocular itching in the second Phase 3 clinical trial, and subject to receiving approval for DEXTENZA for the treatment of post-surgical ocular pain pursuant to the NDA that has been submitted to the FDA, we plan to submit an sNDA to the FDA for DEXTENZA for the treatment of allergic conjunctivitis. Depending on the results of our Phase 3 clinical trials and further discussions with the FDA, we will likely seek approval for only the ocular itching indication. We expect that we would submit this sNDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information. Based on discussions with the FDA, we expect to use safety results from our Phase 3 clinical trials of DEXTENZA for post-surgical ocular inflammation and pain to support the sNDA for DEXTENZA for allergic conjunctivitis.

Clinical Trial for Inflammatory Dry Eye

Phase 2 Clinical Trial

In January 2015, we initiated a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, bilateral, double-masked Phase 2 feasibility study evaluating the safety and efficacy of DEXTENZA for the treatment of inflammatory dry eye disease. We enrolled 43 patients and evaluated 86 eyes at two sites in the United States pursuant to our effective IND. The clinical trial was not powered for statistical significance. We randomized patients in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular depot without active drug.

Designed as a serial phase exploratory study, patients were initially administered a placebo vehicle control intracanalicular depot for 45 days to establish a baseline for the investigational drug treatment. Patients who responded to the placebo depot in treatment of their dry eye disease were excluded from the trial. Patients who continued to exhibit symptoms of dry eye disease during the initial 45 days, as indicated by a minimum threshold of signs of corneal staining, were qualified for enrollment in the treatment phase of the trial. Qualified patients were then randomized to receive either DEXTENZA or a placebo vehicle control intracanalicular depot. Primary efficacy measures included corneal and conjunctival staining, tear osmolarity, tear film break-up time, presence of the depot, ease of product use and visualization, and resorption of the depot following therapy. We reported topline results for this clinical trial in December 2015.

In this exploratory Phase 2 clinical trial, patients were selected for a minimum threshold of signs of corneal staining and were randomized to either treatment with DEXTENZA or a placebo vehicle depot. Patients were stratified into groups based on the level of National Eye Institute aggregate corneal fluorescein staining score improvement and were then randomized into the treatment or placebo vehicle depot group per a pre-determined randomization list to maintain masking. DEXTENZA treated patients showed clinically meaningful benefits compared to patients receiving a placebo vehicle control intracanalicular depot, with improvement in total and inferior corneal staining as well as conjunctival staining. Total corneal staining at day 30 following randomization was significantly decreased from baseline in the DEXTENZA group (-3.14) compared to placebo (-1.10) (p=0.018). Inferior staining showed clinically significant differences in the change from baseline in the DEXTENZA treatment group compared to the placebo group (-0.44 and -0.45 at day 15 and day 30, respectively). Corneal staining is a primary endpoint that has been used in recent Phase 3 dry eye clinical trials for dry eye disease conducted by other ophthalmology companies. Supportive analyses of lissamine green staining also demonstrated a clinically significant change in favor of DEXTENZA, where total staining was more than 1 point improved for the DEXTENZA group compared to the placebo group. We expect to have complete efficacy and safety results in the first half of 2016.

This clinical trial was designed to evaluate a range of objective and subjective measures (signs and symptoms, respectively) for DEXTENZA and was intended to explore which measures would be appropriate to include in the design of future clinical trials of DEXTENZA or other molecules in a sustained-release product as a potential therapy for inflammatory dry eye disease. We plan to meet with the FDA in 2016. Based on this meeting and the results of the exploratory Phase 2 trial, we plan to assess the design of additional clinical trials of this product candidate. The initial exploratory Phase 2 trial design was optimized for signs, and we may need to select a different clinical trial design to optimize for symptoms. Our long term strategy for the treatment of dry eye may be to use DEXTENZA as an initial mode of therapy to reduce inflammation followed by an intracanalicular depot containing an immunosuppressant drug such as cyclosporine. For more chronic treatment of dry eye, we continue to conduct early stage research to identify product candidates that would be suitable for this multifactorial disease.

Based on preliminary safety data from this Phase 2 trial, there was one serious adverse event in the treatment arm which occurred prior to the insertion of the DEXTENZA intracanalicular depot. There were no serious adverse events through the course of the trial after the insertion of the depots. There were ten adverse events in the treatment group, including eight ocular adverse events, the most common of which was increased lacrimation. There were eight adverse events in the vehicle control arm, including four ocular adverse events. The final safety results are expected to be available in the second quarter of 2016.

Travoprost Intracanalicular Depot (OTX-TP)

Our OTX-TP product candidate incorporates the prostaglandin analog travoprost as an active pharmaceutical ingredient in our proprietary intracanalicular depot. We are developing OTX-TP for the treatment of glaucoma and ocular hypertension. We have completed a Phase 2a clinical trial of OTX-TP, and we reported topline efficacy results of a Phase 2b clinical trial of OTX-TP in the United States in October 2015.

Travoprost is a synthetic prostaglandin analog that reduces intraocular pressure by enhancing the clearance and drainage of ocular fluid.

We selected travoprost as the active pharmaceutical ingredient for OTX-TP because it:

•	is approved by the FDA for the treatment of glaucoma and ocular hypertension;

•	has relevant patent protection that expired in December 2014;

•	is a highly potent PGA molecule;

•	is available from multiple qualified suppliers; and

•	has physical properties that are well suited for incorporation within our intracanalicular depots.

We have designed OTX-TP to provide a sustained release of therapeutic levels of travoprost for up to three months. We have tested versions of OTX-TP that are capable of sustained delivery over a one-month, a two-month and a three-month period. The retention time of our intracanalicular depots varies from patient to patient due to various physiological factors and particular stresses to which the intracanalicular depots may be subjected. We have conducted a series of non-significant risk, or NSR, investigational device exemption, or IDE, studies with improved product designs and placement procedures with the goal of achieving higher retention rates. We have achieved successive improvements in retention, with as high as a 92% retention rate at day 90 in one of these NSR studies. Our completed pilot studies evaluated one-month and two-month versions of OTX-TP. In our Phase 2a clinical trial, we evaluated two-month and three-month versions of OTX-TP. In our Phase 2b clinical trial, we evaluated an improved three-month version of OTX-TP. In our pilot studies, the OTX-TP depots we evaluated were violet to provide a visual assessment of depot position. In our subsequent Phase 2 clinical trials, we switched to a fluorescent yellow color to improve visibility and are using this same fluorescent marker in our Phase 2b clinical trial.

In addition to the PEG-based hydrogel, OTX-TP contains bioresorbable microparticles which contain encapsulated travoprost. We designed OTX-TP to provide a sustained release of travoprost at therapeutic levels for the duration of therapy as the microparticles degrade. We provide OTX-TP in a sterile, single use package without any added preservatives.

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

•	In 2012, we conducted two pilot studies evaluating the safety and efficacy of two versions of OTX-TP for the treatment of glaucoma and ocular hypertension over a 30 to 60 day period.

•	In 2014, we completed a Phase 2a clinical trial of two versions of OTX-TP for the treatment of glaucoma and ocular hypertension to evaluate reduction in intraocular pressure over a 60 to 90 day period. This completed trial provided important information regarding the effects in patients of the drug delivery rates for our depots that informed the design of the OTX-TP depot that we are using in our Phase 2b clinical trial for this indication.

•	In the November 2014, we initiated a Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension to evaluate reduction in intraocular pressure over a 60 to 90 day period. We reported topline efficacy results from this trial in October 2015. There have been no hyperemia-related adverse events noted in any of the patients treated with OTX-TP. Further, there have been no serious adverse events observed to date in the Phase 2b trial. Adverse events noted include punctal stenosis, punctal trauma and canaliculitis.

•	We are conducting additional NSR studies on additional modified depot design. We met with the FDA in January 2016 to discuss alternative Phase 3 clinical trial designs and to formulate our plans for our Phase 3 program. Based on feedback from a recent meeting with the FDA, we intend to commence the first of two planned Phase 3 clinical trials in the third quarter of 2016.

The planned trial design for the two Phase 3 clinical trials includes an OTX-TP treatment arm and a placebo-controlled comparator arm that would use a non-drug-eluting depot. We do not expect that a timolol comparator or validation arm will be required in the study design and do not expect that eye drops, placebo or active, will be administered in either arm. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of intraocular pressure, when compared to the placebo, as a primary efficacy endpoint, and a clinically meaningful reduction of intraocular pressure in the absolute. We expect to hold an end of Phase 2 meeting with the FDA in the second quarter of 2016 and finalize the Phase 3 clinical trial protocol at that time.

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

We evaluated patients at days 3, 10, 20 and 30 following insertion of the depot and made the following assessments:

•	mean intraocular pressure at 8:00 a.m. at each evaluation date as measured in millimeters of mercury, or mmHg;

•	mean intraocular pressure at 10:00 a.m. and 4:00 p.m. at days 10, 20 and 30;

•	change in mean intraocular pressure from baseline at each time point measured; and

•	retention of the depot in the canaliculus at days 10, 20 and 30.

We assessed intraocular pressure at multiple time points on each evaluation date because intraocular pressure naturally varies over the course of the day.

For patients who are affected bilaterally, if both eyes met all eligibility criteria, both eyes were treated, but only the eye with the higher mean intraocular pressure at baseline was included in the efficacy analysis.

Efficacy: On day 10, 100% of the depots were retained, on day 20, 88% of the depots were retained, and on day 30, 79% of the depots were retained.

We observed a clinically meaningful reduction in mean intraocular pressure over the 30 day trial period. For eyes that retained the depot, from a mean baseline intraocular pressure of 27.2 mmHg, the mean intraocular pressure during treatment was maintained at or below 22 mmHg at each evaluation date and time point. The mean reduction in intraocular pressure from baseline ranged from 5.3 mmHg (20%) to 8.2 mmHg (30%) across all evaluation dates and time points. In studies conducted by third parties, a sustained 5.0 mmHg reduction in intraocular pressure reduced risk of disease progression by approximately 50%. The results for change in mean intraocular pressure from baseline at 8:00 a.m. on each evaluation date are set forth in the graph below.

Safety: In this trial, there were no serious adverse events or unanticipated adverse events. There was only one adverse event, bilateral epiphora, or excess tearing of both eyes, which was transient in nature and completely resolved after depot removal. There were no significant changes in hyperemia scores from baseline through day 30. There were no notable observations of clinical relevance among the slit lamp biomicroscopy assessments.

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

We evaluated patients at days 3, 15, 30, 45 and 60 following insertion of the depot and made the same assessments with respect to mean intraocular pressure, change in mean intraocular pressure from baseline and retention of the depot in the canaliculus at each evaluation date following day 3 as in our Phase 1 Singapore trial described above.

Efficacy: On day 15, 97% of the depots were retained, on day 30, 92% of the depots were retained, on day 45, 78% of the depots were retained, and on day 60, 59% of the depots were retained. Because of the limitations of the visualization of the violet color through pigmented eyelids, it is possible that intracanalicular depots identified as not being retained were in fact retained but not visible, particularly given the sustained reduction in intraocular pressure through day 60 described below. We have since eliminated the violet colorant in favor of a fluorescent PEG hydrogel, resulting in greatly improved visualization.

We observed a clinically meaningful reduction in mean intraocular pressure over the 60 day trial period. For eyes that retained the depot, from a mean baseline intraocular pressure of 28.7 mmHg, the mean intraocular pressure during treatment was maintained at or below 22.0 mmHg beginning on day 15 and at all subsequent evaluation dates. The mean reduction in intraocular pressure from baseline ranged from 5.0 mmHg (18%) to 7.1 mmHg (25%) across all evaluation dates and time points. The results for change in mean intraocular pressure from baseline at 8:00 a.m. on each evaluation date are set forth in the graph below for patients who retained the depot on such date.

There were only two cases in which intraocular pressure remained high even though the depot was confirmed to be present. In each of these cases, the investigator prescribed rescue medication at the end of the visit. It is possible that this elevated intraocular pressure was the result of the participants not responding to travoprost.

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

Completed South Africa Phase 2a Clinical Trial

In May 2014, we completed a prospective, randomized, multi-arm, active-controlled, multicenter, double masked Phase 2 clinical trial evaluating the safety and efficacy of two versions of OTX-TP for the treatment of glaucoma and ocular hypertension. The OTX-TPa version was intended to release travoprost over a two-month period, and the OTX-TPb version was intended to release travoprost at a slower rate over a three-month period. Based on in vitro testing, the OTX-TPa version had an average daily drug delivery rate of 3.5 micrograms per day and the OTX-TPb version had an average daily drug delivery rate of 2.8 micrograms per day. We conducted this trial in 41 patients at four sites in South Africa. In this trial, we randomized 11 patients for treatment with OTX-TPa and placebo eye drops, 17 patients for treatment with OTX-TPb and placebo eye drops and 13 patients for treatment with a placebo vehicle control intracanalicular depot without active drug and timolol eye drops. One patient randomized into the timolol group was excluded from the trial because the investigator was unable to insert the depot. We randomized more patients in the OTX-TPb group than in the OTX-TPa group because we ceased enrolling patients in the OTX-TPa group during the trial based on an amendment to our trial protocol intended to facilitate the completion of the trial and to allow us to evaluate a larger number of patients being treated with a three-month version of the depot. Timolol is the most commonly prescribed non-PGA drug for the treatment of glaucoma and has been used as a comparator drug in pivotal clinical trials for other approval glaucoma products.

The primary efficacy endpoints in this trial are differences between treatment groups in:

•	mean change in intraocular pressure from baseline on each evaluation date and at each time point;

•	mean percent change in intraocular pressure from baseline on each evaluation date and at each time point; and

•	mean intraocular pressure on each evaluation date and at each time point.

We designed our Phase 2a clinical trial to assess clinically meaningful response to treatment, and did not power the trial to measure any efficacy endpoints with statistical significance. We also evaluated retention of the depot as a secondary endpoint.

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

We evaluated patients at days 3, 15, 30, 45, 60, 75 and 90 following insertion of the depot and made the following assessments:

•	mean intraocular pressure at 8:00 a.m. at each evaluation date;

•	mean intraocular pressure at 12:00 p.m. and 4:00 p.m. at days 30, 60 and 90;

•	change in mean intraocular pressure from baseline at each time point measured; and

•	retention of the depot in the canaliculus at each evaluation date.

For patients who are affected bilaterally, if both eyes met all eligibility criteria, both eyes were treated, but only the eye with the higher mean intraocular pressure at baseline was included in the primary efficacy analysis.

We evaluated safety in all patients at each study visit with an assessment of general eye conditions, including visual acuity, along with any adverse events.

Efficacy: In the timolol group, for eyes that retained the depot, from a mean baseline intraocular pressure of 26.1 mmHg, the mean intraocular pressure during treatment was maintained at or below 21.4 mmHg beginning on day 15 and at all subsequent evaluation dates and time points. The mean reduction in intraocular pressure from baseline ranged from 3.2 mmHg (13%) to 6.4 mmHg (25%) across all evaluation dates and time points through day 75.

In the OTX-TPa group, for eyes that retained the depot, from a mean baseline intraocular pressure of 25.8 mmHg, the mean intraocular pressure during treatment was maintained at or below 21.0 mmHg beginning on day 15 and at all subsequent evaluation dates and time points through day 75. The OTX-TPa formulation, originally intended to deliver drug over a two-month period, exceeded our expectations, delivering drug for 75 days. The mean reduction in intraocular pressure from baseline ranged from 3.2 mmHg (14%) to 6.0 mmHg (24%) across all evaluation dates and time points through day 75.

In OTX-TPb group, for eyes that retained the depot, from a mean baseline intraocular pressure of 26.4 mmHg, the mean intraocular pressure during treatment was maintained at or below 22.2 mmHg beginning on day 15 and at all subsequent evaluation dates and time points. The mean reduction in intraocular pressure from baseline ranged from 2.0 mmHg (9%) to 5.4 mmHg (20%) across all evaluation dates and time points.

The results for change in mean intraocular pressure for patients in the OTX-TPa group, for patients in the OTX-TPb group and for patients in the timolol group from baseline at 8:00 a.m. on each applicable evaluation date are set forth in the graph below, in each case for patients who retained the depot on such date. We believe that the lower average daily drug delivery rate in the OTX-TPb group resulted in less reduction of mean intraocular pressure in this group as compared to the OTX-TPa group. As discussed below, we evaluated an improved three-month version of OTX-TP in our Phase 2b clinical trial.

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

Completed U.S. Phase 2b Clinical Trial

In November 2014, we initiated a prospective, randomized, parallel-arm, active-controlled, multicenter, double-masked Phase 2b clinical trial to evaluate the safety and efficacy of OTX-TP for the treatment of glaucoma and ocular hypertension after submitting an IND to the FDA for this indication. We treated 73 patients at 11 sites in the United States pursuant to our effective IND. We randomized patients in a 1:1 ratio to receive either OTX-TP and placebo eye drops or a placebo vehicle control intracanalicular depot without active drug and eye drops containing timolol. Patients were instructed to use the placebo drops or timolol drops twice daily for the duration of the trial. Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP depot for use in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the OTX-TPa depot used in the Phase 2a clinical trial. To achieve this, we modified the design of the OTX-TP depot to enlarge it in order to enable the depot to carry a greater amount of drug. We previously evaluated in our Phase 1 clinical trial of OTX-MP in patients following cataract surgery a depot of similar length to the depot we are using in our Phase 2b clinical trial. These structural changes were previously evaluated in NSR studies that we describe below.

The primary efficacy endpoint in this trial was the difference between treatment groups in the mean change in intraocular pressure from baseline at day 60 following insertion of the intracanalicular depot, calculated by averaging the change from baseline across the three time points at the assessment date, which is known as diurnal intraocular pressure. The secondary efficacy endpoints in this trial were the difference between treatment groups in the mean change from baseline in average diurnal intraocular pressure at day 90, the difference between treatment groups in the mean change from baseline in intraocular pressure at each individual time point at day 60 and day 90, the difference between treatment groups in the mean change in average diurnal intraocular pressure and intraocular pressure at each individual time point at day 60 and day 90, and the difference between treatment groups in the mean percent change from baseline in average diurnal intraocular pressure and intraocular pressure at each individual time point at day 60 and 90. We designed our Phase 2b clinical trial to assess clinically meaningful response to treatment, and did not power the trial to measure any efficacy endpoints with statistical significance.

We enrolled patients in this trial who are at least 18 years of age with a documented diagnosis of ocular hypertension or open-angle glaucoma, baseline intraocular pressure within a specified range and a specified minimum level of visual acuity in each eye. We excluded patients from this trial if, among other reasons, they had a history of inadequate response to treatment with prostaglandins or beta-blockers. For patients under treatment for ocular hypertension or glaucoma, we required a drug washout period for these medications between screening and first visit. We also evaluated the effect of a four week and five week washout duration on the change in 8:00 a.m. intraocular pressure in both groups.

We evaluated patients at days 3, 15, 30, 45, 60, 75 and 90 (with insertion of the depot on day 1) and made the following assessments:

•	mean intraocular pressure and change in mean intraocular pressure from baseline at 8:00 a.m. at days 3, 15, 45 and 75; and

•	mean intraocular pressure and change in mean intraocular pressure from baseline at 8:00 a.m., 12:00 p.m. and 4:00 p.m. at days 30, 60 and 90.

We also collected data on intracanalicular depot presence along with visualization of the depot by both the study patient and the investigator. The patients were instructed to assess depot presence on a daily basis and report the absence of a depot immediately. This data has provided a method for us to assess the accuracy of patient self-examination for depot presence, and we expect that this will maximize the consistency of dosing.

We evaluated safety in all patients at each study visit with an assessment of general eye conditions, including visual acuity, along with any adverse events.

Efficacy:

In this trial, the mean change from baseline intraocular pressure at 8:00 a.m. on day 30, 60, and 90 in the OTX-TP group was a decrease of 4.5, 4.7, and 5.1 mm Hg, respectively.

In this trial, on day 60, the OTX-TP group experienced a mean diurnal intraocular pressure lowering effect of 3.3 mmHg compared to baseline, versus mean diurnal intraocular pressure lowering of 5.9 mmHg compared to baseline for the timolol group. On day 90, the OTX-TP group experienced a mean diurnal IOP lowering effect of 3.6 mmHg compared to baseline, versus mean diurnal intraocular pressure lowering of 6.3 mmHg compared to baseline for the timolol group.

On day 60, the OTX-TP group experienced a mean intraocular pressure lowering effect compared to baseline of 4.7 mmHg at 8:00 a.m., 2.3 mmHg at 12:00 p.m. and 2.8 mmHg at 4:00 p.m., versus mean intraocular pressure lowering compared to baseline of 6.4 mmHg at 8:00 a.m., 6.1 mmHg at 12:00 p.m. and 5.6 mmHg at 4:00 p.m. for the timolol group. On day 90, the OTX-TP group experienced a mean intraocular pressure lowering effect compared to baseline of 5.1 mmHg at 8:00 a.m., 2.5 mmHg at 12:00 p.m. and 3.0 mmHg at 4:00 p.m., versus a mean intraocular pressure lowering effect compared to baseline of 7.2 mmHg at 8:00 a.m., 6.1 mmHg at 12:00 p.m. and 5.5 mmHg at 4:00 p.m. for the timolol group.

The mean intraocular pressure in the OTX-TP treatment group on day 60 was 21.73 mmHG at 8:00 a.m., 22.27 mmHg at 12:00 p.m. and 21.42 mmHg at 4:00 p.m. In the timolol group, the mean intraocular pressure on day 60 was 20.74 mmHg at 8:00 a.m., 19.05 mmHg at 12:00 p.m. and 18.85 mmHg at 4:00 p.m. The mean intraocular pressure in the OTX-TP treatment group on day 90 was 21.33 mmHg at 8:00 a.m., 22.09 mmHg at 12:00 p.m. and 21.18 mmHg at 4:00 p.m. In the timolol group, the mean intraocular pressure on day 90 was 19.87 mmHg at 8:00 a.m., 19.08 mmHg at 12:00 p.m. and 18.95 mmHg at 4:00 p.m.

The mean diurnal intraocular pressure in the OTX-TP treatment group on day 60 was 21.81 mmHg. The mean diurnal intraocular pressure in the timolol treatment group on day 60 was 19.54 mmHg.

The mean diurnal intraocular pressure in the OTX-TP treatment group on day 90 was 21.53 mmHg. The mean diurnal intraocular pressure in the timolol treatment group on day 90 was 19.3 mmHg.

This Phase 2b glaucoma clinical trial was designed to evaluate the non-inferiority of OTX-TP compared to timolol and to inform the further clinical development for OTX-TP. This trial was not powered to show statistical significance between treatment groups. The OTX-TP treatment group included placebo eye drops that may have reduced the efficacy measures for OTX-TP, by washing out drug eluted from the depot from the ocular surface, whereas the timolol group included a placebo depot that may have improved the efficacy of timolol. Through occlusion of the punctum thereby prolonging its retention on the ocular surface. Several peer-reviewed medical journals have reported studies in which an additional intraocular pressure lowering effect of 1.32 to 1.80 mmHg was observed in patients taking timolol eye drops in combination with a non-drug eluting punctum plug compared to those patients only taking timolol eye drops. These include studies reported in September 2011 in Clinical and Experimental Optometry, February 1989 in the American Journal of Ophthalmology and August 1996 in Acta Ophthalmologica Scandinavica. The expected design for our Phase 3 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension is addressed below under “—Regulatory Pathway”.

In the timolol group, the mean intraocular pressure at day 30, 60 and 90 at all time points ranged from 18.9 mmHg to 20.7 mmHg. The mean reduction in intraocular pressure from baseline at day 30, 60 and 90 at all time points ranged from 5.3 mmHg to 7.3mmHg.

In the OTX-TP group, the mean intraocular pressure at day 30, 60 and 90 at all time points ranged from 21.0 mmHg to 22.3 mmHg. The mean reduction in intraocular pressure from baseline at day 30, 60 and 90 at all time points ranged from 2.3 mmHg to 5.2 mmHg.

In our completed South Africa Phase 2a clinical trial in which OTX-TP intracanalicular depots were inserted in 36 eyes in 20 patients with no placebo eye drops used, on day 30 we observed a reduction in intraocular pressure of 6.1 mmHg at 8:00 a.m., 5.1 mmHg at 12:00 p.m. and 5.6 mmHg at 4:00 p.m. following insertion of the intracanalicular depot. In this trial, on day 60 we observed a reduction in intraocular pressure of 6.7 mmHg at 8:00 a.m., 5.1 mmHg at 12:00 p.m. and 4.3 mmHg at 4:00 p.m. following insertion of the intracanalicular depot. The diurnal averages of the reduction in the intraocular pressure were 5.6 mmHg at day 30 and 5.4 mmHg at day 60 in this trial. We believe that the higher intraocular pressure reduction observed in this trial may be due to the lack of placebo eye drops.

We performed additional post-hoc analyses that were not pre-specified in the trial protocol for the Phase 2b glaucoma clinical trial to provide further insight on the performance of OTX-TP. Although post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias, we believe that these analyses provide important information regarding our OTX-TP product candidate and are helpful in determining the study population and inclusion and exclusion criteria for future clinical trials. When we excluded patients on more than one glaucoma medication and used the baseline of five weeks of washout for comparisons of the OTX-TP group and the timolol group, the differences in mean reduction in intraocular pressure between the OTX-TP treatment group and the timolol group at the 8:00 a.m. time point on day 30, 60 and 90 narrowed to an average of 1.1 mmHg from an average of 2.2 mmHg based on the pre-specified criteria. These results are shown in the table below:

8:00 am Results for Intraocular Pressure (mmHg)
	Intent to Treat Population		Post-hoc analysis Baseline of 5 weeks, single drug only
	OTX-TP	Timolol	OTX-TP	Timolol
Day 30	-4.5	-6.6	-4.9	-6.2
Day 60	-4.7	-6.4	-5.3	-6.2
Day 90	-5.1	-7.3	-5.7	-7.2
Average	-4.8	-7.0	-5.6	-6.7

Difference	-2.2		-1.1

In this trial, depots were found to be retained in 91% of patients at day 60, 88% of patients at day 75 and 48% of patients at day 90, reflecting the corresponding absorption and clearance of the depots with the duration of drug release.

Safety: In this trial, there were no serious adverse events. Adverse events noted to date including punctal stenosis, punctal trauma and canaliculitis. The most common adverse event was inflammatory reaction of the lacrimal punctum and/or canaliculus, which was noted in five patients. These adverse events were transient in nature and resolved by the end of the trial. There were no significant changes in hyperemia scores from baseline through day 90 and there were no hyperemia related adverse events. There were no notable observations of clinical relevance among the slit lamp biomicroscopy assessments.

Non-Significant Risk Retention Studies

We conduct medical device NSR IDE studies on an ongoing basis for the purpose of refining our intracanalicular depot product and placement procedure. We conduct these NSR studies under FDA IDE regulations, although no specific FDA approval is required. We are able to conduct NSR studies because intracanalicular depots without active drug are well established ophthalmic medical devices. The NSR study process allows us to make relatively quick evaluations of our intracanalicular depot design and placement procedure in human subjects.

In a series of completed NSR studies, we have effected compositional and dimensional adjustments to our intracanalicular depot to optimize retention. We have also used these studies to evaluate intracanalicular depot placement, as well as removal and repeat placements and have seen a range of results in NSR studies to date, with one recent study achieving a retention rate as high as 92% at day 90.

We expect to use an intracanalicular depot design in our Phase 3 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension that is slightly smaller than the plug design used in the Phase 2b clinical trial. We also plan to use an intracanalicular depot design in these trials that has a rapidly dissolvable tip that enables greater ease of insertion of the depot.

We believe that with the current level of retention with our intracanalicular depot design and given the ability of patients to assess the presence of the depot as a result of the fluorescent label, our current product design offers a potentially significant improvement over the current standard of care with patients receiving prostaglandin analogs. The compliance rate with prostaglandin analog eye drops has been shown to be only approximately 50% after six months of therapy due to the challenges of administration and side effects including hyperemia, or red eye.

Regulatory Pathway

Based on a meeting with the FDA in January 2016, we expect to pursue a protocol design for our Phase 3 clinical trials that focuses on a comparison of the OTX-TP arm against a vehicle placebo arm. We do not expect that we will be required to use placebo drops in this trial or include a timolol reference arm. We also expect to exclude patients on more than one glaucoma medication in our Phase 3 clinical trials. We expect to have an end of Phase 2 meeting with the FDA in the second quarter of 2016 to discuss the results of the Phase 2b trial and finalize the protocol for our planned Phase 3 trials. We will be required to successfully complete two well controlled Phase 3 clinical trials of OTX-TP conducted under an IND to obtain marketing approval from the FDA. The FDA has indicated that we will need to study a minimum of 500 treated patients for an exposure duration of three months in these pivotal clinical trials, with 300 of these patients studied further up to six months and with 150 of these patients studied up to 12 months for safety evaluations. In the first Phase 3 clinical trial, we expect patients to be randomized in a 3:2 ratio to receive either OTX-TP or a placebo vehicle control intracanalicular depot without active drug. We expect that the primary efficacy endpoints for these pivotal clinical trials will be similar to our recently completed Phase 2b clinical trial, as described above. However, unlike our Phase 2b clinical trial, we expect that the pivotal clinical trials will be adequately powered with an appropriate number of patients to measure with statistical significance the superiority of OTX-TP compared to a vehicle control intracanalicular depot based on the primary efficacy endpoint. We also expect that there will be a requirement for OTX-TP to demonstrate clinically meaningful intraocular pressure lowering. If we obtain favorable results from these pivotal clinical trials, we would plan to submit an NDA to the FDA for marketing approval of OTX-TP for the treatment of glaucoma and ocular hypertension. We expect that we would submit this NDA under Section 505(b)(2) of the FDCA. See “—Governmental Regulation—Section 505(b)(2) NDAs” for additional information.

Moxifloxacin Intracanalicular Depot (OTX-MP)

Our OTX-MP product candidate incorporates the antibiotic moxifloxacin as an active pharmaceutical ingredient. We have completed a Phase 1 clinical trial of OTX-MP evaluating safety and pharmacokinetics in patients following cataract surgery. Although we believe that OTX-MP has potential to treat bacterial conjunctivitis and corneal ulcers, we are currently prioritizing our allocation of resources to the clinical development of our DEXTENZA and OTX-TP clinical development programs and do not have plans currently to allocate clinical development resources to later stage clinical testing of OTX-MP. We will continue to assess our strategy and, if resources are available to fund this program, we would expect to initiate additional clinical trials to evaluate OTX-MP for a particular ocular infection indication. If we determine to proceed with later stage clinical testing of OTX-MP, we expect to select the specific indication for clinical development based on our assessment of clinical and regulatory pathways, including the relative expected costs and availability of our resources.

We selected moxifloxacin as the active pharmaceutical ingredient for OTX-MP because it:

•	is approved by the FDA for bacterial conjunctivitis;

•	is available on a generic basis;

•	offers high lethality against gram-positive organisms while maintaining gram-negative lethality;

•	is available from multiple qualified suppliers; and

•	has physical properties that are well suited for incorporation within our intracanalicular depots.

Completed Phase 1 Clinical Trial

In 2010, we completed a prospective, single center, single arm, open label Phase 1 clinical trial evaluating the initial safety and pharmacokinetics of OTX-MP in post-cataract surgery patients. We conducted the trial in 10 patients at one site in Singapore.

We enrolled patients in this trial who were at least 21 years of age undergoing clear corneal cataract surgery. We evaluated patients at days 1, 3, 7, 10, 20 and 30 following insertion of the depot and made the following assessments:

•	retention of the depot in the canaliculus on each evaluation date;

•	moxifloxacin level in tear fluid on each evaluation date; and

•	ease of use.

Efficacy: We have designed our OTX-MP product candidate to provide for the release of moxifloxacin over a period of up to two weeks and to be fully resorbed by day 30. In this trial, the depot was present in 100% of eyes through day 10 and 0% of eyes at day 30. This indicates the depot functioned as designed for retention and for resorption. The mean concentration level of moxifloxacin in tear fluid at each post-surgical evaluation date through day 10 was above the MIC90 potency threshold. The MIC90 measurement establishes the concentration of a drug needed to inhibit the growth of 90% of a panel of bacterial strains isolated from patients. OTX-MP was able to maintain effective concentration levels of moxifloxacin in the tear fluid over the target 7 to 10 day period, as shown in the chart below. No drug was detectable at day 30.

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

Intravitreal Depot

We are engaged in a preclinical development program of a sustained-release hydrogel depots administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our current development efforts are focused on the use of our sustained-release hydrogel depot in combination with anti-angiogenic compounds, including anti-VEGF compounds, for the treatment of wet AMD. Our initial depots have provided sustained release in vitro of an anti-VEGF compound over a four to six month period, which we believe could make it possible to reduce the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD. In addition, we have achieved sustained delivering and pharmacodynamic effect in vivo of up to three months. The two strategies being pursued are as follows:

•	We are evaluating an intravitreal depot consisting of a PEG-based hydrogel matrix containing embedded micronized particles of a large molecule protein-based anti-VEGF compound. We designed the injection to be delivered to the vitreous chamber of the eye using fine gauge needles. We are collaborating on this program with several different pharmaceutical companies using protein-based anti-angiogenic agents and are also conducting our own internal preclinical development using the anti-VEGF agent bevacizumab.

•

We are also researching the delivery of small molecule TKIs from our hydrogel depot and have narrowed our search down to a single lead candidate. We have conducted initial preclinical work on this compound and have achieved sustained delivery and pharmacodynamic effect in vivo in excess of five months. We believe this class of drugs is well suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, these drugs have been difficult to deliver to the eye for acceptable time frames at therapeutic levels without causing local and systemic toxicity due to low drug solubility and very little short half-lives in solution. We believe our local drug delivery technology gives us potential advantages in this regard. By selecting compounds that are compatible with our hydrogel platform technology and that will have expiration of relevant patents within the timeline of our development program, we would also avoid the need to license these molecules, thus retaining full worldwide rights to any products we develop.

We are conducting these small and large molecule sustained delivery programs in parallel. The protein-based anti-angiogenic drug delivery program is focused currently on protein-based anti-VEGF drugs, which would require the involvement of a collaboration partner.

In Vitro and Pre-clinical results

To date, in in vitro tests and preclinical studies, we have been able to incorporate antibody anti-VEGF drugs within our hydrogels, and our collaborators have been testing release rates and the integrity and activity of their compounds. We have achieved in vitro release over a four to six month duration. The released proteins have been stable, with no chemical or functional changes observed.

Our hydrogel depot has shown initial tolerability and acceptable pharmacokinetics. We conducted an in vivo study to measure ocular tissue concentrations of bevacizumab after injection with and without our sustained-release hydrogel depot. The injection of bevacizumab without our hydrogel depot resulted in a first-order rate of drug clearance, as expected, with concentrations of bevacizumab decreasing in the ocular tissues with distance from the intravitreal injection site. The injection of our hydrogel depot containing bevacizumab showed the same decrease of tissue concentration of bevacizumab in successively distant tissues. However, the injection of our hydrogel depot containing bevacizumab resulted in a sustained level of drug over the course of the 30 day study. Further, a slight increase in levels of drug was observed in ocular tissues with the injection our hydrogel depot containing bevacizumab over the course of the study, which was consistent with our in vitro release data. After two weeks, the drug concentrations of the injection of our hydrogel depot containing bevacizumab exceeded those of bevacizumab injected without our hydrogel depot. More recently, we have conducted a pharmacodynamic study in a rabbit model, achieving activity against an intravitreal VEGF challenge after more than four months, with the study ongoing, compared to less than six weeks for a 1.25 mg bevacizumab intravitreal injection. This early feasibility study has provided us with initial encouraging data for our sustained-release hydrogel depot with bevacizumab and its potential capability of delivering active drug to ocular tissues in a sustained fashion and informs the additional preclinical activities we plan to pursue. Although these results have been encouraging, we will need to further optimize our hydrogels for the particular anti-VEGF molecules with which we are working. We are conducting additional studies to confirm these results and more consistently demonstrate sustained delivery and tolerability. We believe we have demonstrated initial feasibility sufficient to support the continuing preclinical development of this program and, if we obtain additional favorable preclinical results, advancement into Phase 1 clinical trials.

We have conducted in vivo pharmacokinetic and pharmacodynamic studies with hydrogels loaded with a small molecule anti-angiogenic compound injected intravitreally. Pharmacokinetic data showed levels in excess of 3,000 times the amount of drug in retinal tissue after four months (the termination date of study was four months), and pharmacodynamic results show sustained efficacy for greater than five months, with the study ongoing. Additional dose ranging and tolerability studies are currently in progress.

We plan to continue working with our current pharmaceutical company collaborators for our large molecule back-of-the-eye program, with the goal of confirming the initial results that we have observed. We are also conducting our own internal preclinical development program and have seen encouraging results to date. If we successfully complete our preclinical feasibility programs, we plan to explore a broader development and commercialization collaboration with one of the pharmaceutical companies we are currently working with or advance our internal development efforts through additional preclinical development and initial clinical trials. Given the initial positive results in feasibility studies with our intravitreal depot containing anti-VEGF drugs for the treatment of back-of-the-eye diseases, including wet AMD, and the size of the market opportunity, we plan to commit additional resources to this program. We also believe there are other opportunities beyond anti-VEGF drugs to utilize our hydrogel depot for back-of-the-eye diseases, and we are conducting early exploratory research initiatives on certain of these opportunities.

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

ReSure Sealant Clinical Development

We conducted a pivotal clinical trial evaluating the safety and effectiveness of ReSure Sealant compared to sutures for preventing incision leakage from clear corneal incisions. In connection with FDA approval of ReSure Sealant in January 2014, we have agreed to conduct two post-approval studies. The first post-approval registry study is designed to confirm whether ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of pre-specified adverse ocular events in eyes treated with ReSure Sealant. The second post-approval study is designed to ascertain the incidence of endophthalmitis in patients treated with ReSure Sealant.

Pivotal Clinical Trial

In 2013, we completed a prospective, randomized, parallel-arm, controlled, multicenter, subject-masked pivotal clinical trial evaluating the safety and effectiveness of ReSure Sealant. In this trial, we enrolled 488 patients at 24 sites across the United States. One patient was excluded prior to treatment because the surgeon was unable to achieve a dry ocular surface for application of ReSure Sealant. As a result, we randomized 304 patients for treatment with ReSure Sealant and 183 patients for treatment with sutures. Based on the trial protocol, 295 patients treated with ReSure Sealant and 176 patients treated with sutures completed study follow-up without a significant protocol deviation that directly affected the primary efficacy endpoint.

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

The first post-approval study is a prospective multicenter observational registry study that we will conduct at up to 40 centers in the United States. We are required to enroll at least 598 patients treated with ReSure Sealant. We may enroll a maximum of 120 patients at any one site. The goals of this study are to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and confirm the incidence in eyes treated with ReSure Sealant of the most prevalent adverse ocular events identified in the pivotal study. Enrollment in this post-approval study was initiated in December 2014 and enrollment was completed in December 2015 with 624 patients in 22 sites. We have completed all patient observations for this study and expect to report results in the second half of 2016.

The second post-approval study is a multicenter observational single arm registry study that we will conduct at up to 100 centers in the United States. We are required to enroll at least 4,857 patients treated with ReSure Sealant. Patients having undergone cataract surgery will receive treatment with ReSure Sealant. Data from patients in this trial will be linked to a Medicare database. We will use the Medicare database link to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following the procedure. All patients that received at least one application of ReSure Sealant on the operative eye will be enrolled in the device exposure registry. Follow-up will consist of acquiring patient results from the Medicare database to report on the outcome of interest on at least an annual basis starting from the date Medicare data is available, for at least one year after completion of enrolling the last patient. In connection with ongoing discussions with the FDA and the Centers for Medicare and Medicaid Services, or CMS, we submitted an application to CMS seeking a tracking or research code for the commercial use of ReSure Sealant. In December 2015, CMS denied our application for a tracking or research code. We are pursuing other options with FDA involving unique patient identifiers for conducting this registry study and expect to initiate the study by mid-year 2016.

Foreign Approvals

Outside the United States, we plan to assess whether to seek regulatory approval for ReSure Sealant in markets such as the European Union, Australia and Japan based on the market opportunity, particularly pricing, and the requirements for marketing approval. Given our prioritization of the clinical development of our sustained-release product candidates and our planned commercialization efforts for our initial intracanalicular depot product candidates in the United States, we do not currently plan to seek CE Mark approval to commercialize ReSure Sealant in the European Union. Outside of the United States and the European Union, we will need to engage a third party to assist us in the approval process. If we obtain regulatory approval to market and sell ReSure Sealant in international markets, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize ReSure Sealant. See “—Government Regulation—Review and Approval of Medical Devices in the European Union” for additional information.

Sales, Marketing and Distribution

We began the commercial launch of ReSure Sealant in the United States in February 2014. We sell ReSure Sealant through a network of independent medical device distributors across the United States. These distributors are primarily exclusive to ophthalmology and focus on selling surgical products to cataract and cornea surgeons. We train each independent distributorship before it is permitted to sell the product to surgeons. In addition, surgeons must complete an online training session before ordering the product. We continue to build a marketing presence for ReSure Sealant in the ophthalmic marketplace through podium presence at major conventions, such as the American Society of Cataract and Refractive Surgery and the American Academy of Ophthalmology. We expect that our marketing organization will develop more promotional and educational initiatives while continuing to foster relationships with thought leaders to further build awareness of ReSure Sealant.

We plan to prioritize our commercialization efforts in the United States. We generally expect to retain commercial rights in the United States to any of our sustained-release drug delivery product candidates for front-of-the-eye diseases and conditions for which we may receive marketing approvals and which we believe we can successfully commercialize. We may also consider co-promotion and other partnering arrangements in the United States as well. If we obtain FDA approval of our NDA for DEXTENZA for the treatment of post-surgical ocular pain on the PDUFA action date, we expect to commercially launch this product in the U.S. in the first half of 2017. If the results of our third Phase 3 clinical trial of DEXTENZA for the treatment of post-surgical inflammation and pain are favorable, we expect to submit an sNDA in order to get label expansion for post-surgical inflammation. Within the United States, we plan to initially use a contract sales organization, or CSO, to hire and deploy a sales force dedicated to selling DEXTENZA and to hire our own sales management team. We may also supplement the CSO sales force with a co-promotional arrangement with another ophthalmology company with an existing sales force. Over time, we may elect to selectively convert CSO sales representatives to direct employees. If OTX-TP is approved for marketing, we may use a combination of CSO and direct sales representatives, and potentially expand the size of the team, to commercialize OTX-TP as well. We expect that we will collaborate with a pharmaceutical company for the commercialization of our intravitreal depot for the delivery of anti-VEGF drugs for the treatment of back-of-the-eye diseases, including wet AMD, if approved for marketing. Alternatively, we may elect to pursue the internal development of an intravitreal depot and commercialization of this product with a direct sales force calling on retinal specialists.

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

We purchase active pharmaceutical ingredient drug substance from independent suppliers on a purchase order basis for incorporation into our drug depot products. We purchase our PEG and other raw materials from different vendors on a purchase order basis according to our specifications. Multiple vendors are available for each component we purchase. We qualify vendors according to our quality system requirements. We do not have any long term supply agreements in place for any raw materials or drug substances. We do not license any technology or pay any royalties to any of our drug or raw material vendors for the front-of-the-eye products.

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

We believe that we can scale our manufacturing processes to support ReSure Sealant sales as well as development of our intracanalicular depot and intravitreal depot product candidates and the potential commercialization of such product candidates.

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

We have in-licensed all of our patent rights from Incept. The license from Incept is limited to the field of human ophthalmic diseases and conditions. As of March 1, 2016, we have licensed from Incept a total of 23 U.S. patents, seven U.S. patent applications and foreign counterparts of some of these patents and patent applications. Thirteen of the 23 licensed U.S. patents and four of the seven licensed U.S. patent applications cover the technology that underlies our intracanalicular depot product candidates, ReSure Sealant or our intravitreal depot.

Intracanalicular Depot Product Candidates

In the United States, we have licensed from Incept four patent families related to our intracanalicular depot product candidates, comprised of an aggregate of seven U.S. patents. The first patent family, which is licensed on an exclusive basis, is comprised of two U.S. patents that will expire in 2030 and covers composition and method claims specific to the drug delivery and design of the intracanalicular depots. The second and third patent families, which are licensed on an exclusive basis, are comprised of three U.S. patents that will expire between 2018 and 2020 and cover the hydrogel composition of the intracanalicular depots and methods of making and using hydrogel implants that swell in tissue tracts. The fourth patent family, which is licensed on a non-exclusive basis, is comprised of a U.S. patent that will expire in 2018 and a U.S. patent application that, if granted, will expire in approximately 2029 that collectively covers the hydrogel composition of OTX-TP and OTX-MP and the process of making them in combination with certain drug release particles.

In the European Union and some other areas outside of the United States, we have licensed from Incept three patent families related to our intracanalicular depot product candidates, comprised of an aggregate of two patents and nine patent applications. The first patent family, which is licensed on an exclusive basis, is comprised of one issued patent that will expire in approximately 2027 and one patent application that, if granted, will expire in approximately 2027; this family covers certain drug release features of the intracanalicular depots in combination with their hydrogel composition. The second patent family, which is licensed on an exclusive basis, is comprised of two issued patents that expire in 2030 and four patent applications that, if granted, will expire in approximately 2030 and covers composition and method claims related to the drug delivery and design of the intracanalicular depots, in combination with their hydrogel composition. The third patent family, which is licensed on a non-exclusive basis, is comprised of two patents that will expire in approximately 2019 and one patent application that, if granted, will expire in approximately 2019 and covers the hydrogel composition of the OTX-TP and OTX-MP intracanalicular depots in combination with certain drug release particles.

ReSure Sealant

In the United States, we have exclusively licensed from Incept two patent families comprised of six U.S. patents related to ReSure Sealant. One U.S. patent that will expire in 2024 covers the process of making and using compositions of the hydrogel. A second U.S. patent that will expire in 2032 covers certain features of the ReSure Sealant package. A third U.S. patent that expires in 2018 covers the hydrogel composition. The remaining three U.S. patents, which expire between 2017 and 2019, cover compositions and methods of making or using the hydrogel, in combination with a visualization agent.

Outside of the United States, we have exclusively licensed only one patent in Canada that expires in 2019 that is directed to a medical kit for use with ReSure Sealant.

Intravitreal Depot

In the United States, we have exclusively licensed from Incept five patent families related to the intravitreal depot, comprised of an aggregate of two U.S. patent and four U.S. patent applications. The first patent family is comprised of a U.S. patent application that, if granted will expire in approximately 2027, and covers certain drug-release features of the hydrogel depot in combination with its hydrogel composition. The second patent family is comprised of one U.S. patent application that will expire in 2033 and one U.S. application that, if granted, will expire in approximately 2032; these cover the process of making the hydrogel depot with its drug release features and the resultant compositions. The third patent family, comprised of a U.S. patent that expires in 2019, covers the hydrogel composition of the hydrogel depot. The fourth patent family, comprised of a U.S. patent application that, if granted, will expire in approximately 2035, is directed to a drug delivery composition and method. The fifth patent family, comprised of one U.S. patent application that, if granted, will expire in approximately 2036, is directed to applicators for placement the drug delivery depot in the eye.

In the European Union and some other areas outside of the United States, we have exclusively licensed from Incept four patent families related to the intravitreal depot. The first patent family is comprised of one patent and one patent application that if the application is granted, will expire in approximately 2027, and covers certain drug-release features of the hydrogel depot in combination with its hydrogel composition. The second patent family is comprised of seven patent applications that, if granted, will expire in approximately 2032. The third patent family is directed to a drug delivery depot in the eye. The fourth patent family is directed to our applicators for placing the drug delivery depot in the eye. The third and fourth patent families each have one PCT application that is expected to serve as the basis for filings in multiple countries outside of the United States and, if granted, will expire in approximately 2035 and 2036, respectively.

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

Financial Terms. In connection with the agreement, we issued to Incept 443,068 shares of our common stock. In addition, on February 12, 2014, we issued to Incept 189,393 shares of our common stock in connection with the expansion of the scope of the license to include back-of-the-eye technology held by Incept. We are obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by us or our affiliates. Any sublicensee of ours also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as we are.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors’ establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

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

Because the active pharmaceutical ingredients in our product candidates are available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe the patents that we license. For example, our licensed patents related to our intracanalicular depot product candidates largely relate to the hydrogel composition of the intracanalicular depots and certain drug-release features of the intracanalicular depots. As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our licensed patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

Competitors of our Intracanalicular Depot Product Candidates

Several competitors are developing sustained drug release products for the same ophthalmic indications as our intracanalicular depot product candidates, as set forth below.

Competitors of DEXTENZA

Icon Biosciences, Inc. is conducting Phase 3 clinical development of IBI-10090, a biodegradable therapeutic for injection of dexamethasone into the anterior chamber of the eye to treat inflammation associated with cataract surgery.

Competitors of OTX-TP

Inotek Pharmaceuticals is in Phase 3 clinical development of an eye drop-based product candidate for the treatment of glaucoma and has designed their Phase 3 clinical trials as a superiority to a placebo control arm. Allergan, Inc. is conducting Phase 2 clinical development of Bimatoprost Sustained-Release, a biodegradable intraocular implant consisting of a PGA and a biodegradable polymer matrix to treat glaucoma. ForSight VISION5 is conducting Phase 2 clinical development of the Helios insert, a sustained-release ocular insert placed below the eyelid, that delivers bimatoprost for the treatment of glaucoma. In addition, several other companies have announced their intention to develop products for treatment of glaucoma using sustained-release therapy, although each of these is at an early stage of development. Mati Therapeutics is conducting Phase 2 clinical development of an intracanalicular depot for the treatment of glaucoma. Invisia Therapeutics is in Phase 2 clinical development of a sustained delivery product candidate delivering travoprost for the treatment of glaucoma.

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

Competitors of our Intravitreal Depot

Our intravitreal depot for the treatment of wet AMD will compete with anti-VEGF compounds administered in their current formulation and prescribed for the treatment of wet AMD as these agents can in some instances deliver one to two months or more of therapeutic effect. They include Lucentis, Eylea and off-label use of the cancer therapy Avastin. Multiple companies are exploring ways to deliver anti-VEGF products in a sustained-release fashion, although all are in early stages of development. Alcon is developing the Replenish pump to deliver its anti-VEGF agent. In addition, Ophthotech Corporation is currently conducting Phase 3 clinical trials of Fovista, an anti-platelet-derived growth factor, or PDGF, product candidate to be administered in combination with anti-VEGF compounds for the treatment of wet AMD.

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

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the FDCA and implementing regulations. The failure to comply with the FDCA and applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities.

Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA;

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;

•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of clinical data;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, where applicable, and post-approval studies required by the FDA.

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

Human Clinical Studies in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. For our intracanalicular depot product candidates, we have typically conducted our initial and earlier stage clinical trials outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our intracanalicular depot product candidates in the United States. To date, we have submitted two INDs to the FDA. The first IND was submitted in August 2012 and relates to DEXTENZA for the treatment of post-surgical ocular inflammation and pain and, pursuant to subsequent amendments submitted in February and November 2014, allergic conjunctivitis and inflammatory dry eye disease. We submitted a second IND to the FDA relating to OTX-TP for the treatment of glaucoma and ocular hypertension in the second half of 2014 prior to initiating our Phase 2b clinical trial of OTX-TP for this indication.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA, the sponsor, or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

If we obtain favorable results in our clinical trials, we plan to submit NDAs for our intracanalicular depot product candidates under Section 505(b)(2).

Submission of an NDA to the FDA

NDAs for most new drug products are based on two full clinical studies that must contain substantial evidence of the safety and efficacy of the proposed new product. Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.3 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $114,000 per product and $585,000 per establishment. These fees are typically increased annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses and an exception from the establishment fee when the establishment does not engage in manufacturing the drug during a particular fiscal year.

The FDA conducts a preliminary review of an NDA within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review.

The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The DSCA imposes requires to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. An NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

Hatch-Waxman Patent Certification and the 30-Month Stay

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

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, a NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

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

In April 2014, the EU adopted a new Clinical Trials Regulation, which is set to replace the current Clinical Trials Directive. The new Clinical Trials Regulation will be directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation, and will become applicable no earlier than 28 May 2016. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

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

Section 1833(t)(6) of the Social Security Act provides for temporary additional payments or “transitional pass-through payments” for certain drugs and biological agents. As originally enacted by the Balanced Budget Refinement Act of 1999, this provision required Centers for Medicare & Medicaid Services, or CMS, to make additional payments to hospitals for current orphan drugs, as designated under section 526 of the FDCA; current drugs and biological agents and brachytherapy sources used for the treatment of cancer; and current radiopharmaceutical drugs and biological products. Transitional pass-through payments are also provided for certain new drugs, devices and biological agents that were not paid for as a hospital outpatient department service as of December 31, 1996, and whose cost is “not insignificant” in relation to the Outpatient Prospective Payment System payment for the procedures or services associated with the new drug, device, or biological. Under the statute, transitional pass-through payments can be made for at least two years but not more than three years.

We expect to apply for a transitional pass-through reimbursement code from the CMS for DEXTENZA for the treatment of post-surgical ocular pain, subject to the approval of the NDA we filed with the FDA for this indication. We expect pass-through would remain in effect for up to three years depending on when we apply for and receive this reimbursement code. We expect to submit to the CMS for a standard J code for our other DEXTENZA product candidates, including allergic conjunctivitis, as well as for our OTX-TP product candidate, if our clinical trials are successful and if our NDA filings and NDA supplements are approved by the FDA.

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

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, including the Final Omnibus Rule published in January 2013, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Patient Protection and Affordable Care Act, known as the federal Physician Payments Sunshine Act, will require certain manufacturers of drugs, devices, biologics and medical supplies to report to CMS within the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests held by physicians and their immediate family members; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Healthcare Reform

A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Patient

Protection and Affordable Care Act, or PPACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of PPACA of importance to potential drug candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expanded the types of entities eligible for the 340B drug discount program;

•	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Employees

As of March 1, 2016, we had 94 full-time employees. Of these full-time employees, 75 employees are primarily engaged in research and development activities. In 2015, 2014, and 2013, we spent $26.6 million, $18.9 million, and $10.5 million, respectively, on company-sponsored research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in 2006. Our principal executive offices are located at 34 Crosby Drive, Suite 105, Bedford, MA 01730, and our telephone number is (781)357-4000. Our manufacturing and research and development operations are located at 36 Crosby Drive, Suite 101, Bedford, MA 01730. Our website address is www.ocutx.com.

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

Since inception, we have incurred significant operating losses. Our net losses were $13.3 million for the year ended December 31, 2013, $28.7 million for the year ended December 31, 2014 and $39.7 million for the year ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of $129.2 million. Through December 31, 2015, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In June 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 4,600,000 shares consisting of 3,200,000 shares being sold by us and 1,400,000 shares being sold by certain stockholders of the Company, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and offering costs. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant, which was approved in January 2014 by the U.S. Food and Drug Administration, or FDA, to seal clear corneal incisions following cataract surgery. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, beginning in the first quarter of 2014, commercialization of ReSure Sealant. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially if and as we:

•	pursue the clinical development of our most advanced intracanalicular depot product candidates, DEXTENZA and OTX-TP;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates, including through preclinical development activities associated with our back-of-the-eye program;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for ReSure Sealant and any of our product candidates, including DEXTENZA for which we may obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and the expected growth in personnel;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	operate as a public company.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct late stage clinical trials for our sustained-release drug delivery product candidates, in particular DEXTENZA and OTX-TP, and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results. We also expect to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates. In addition, we plan to devote substantial financial resources to our commercialization efforts, including product manufacturing, sales, marketing and distribution for ReSure Sealant and any of our product candidates for which we obtain marketing approval. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of December 31, 2015, we had cash and cash equivalents and marketable securities of $105.1 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the level of product sales from ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our sustained-release drug delivery product candidates, in particular DEXTENZA and OTX-TP;

•	the costs of advancing our internal development efforts for the back-of-the-eye program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

•	the extent to which we choose to establish collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

We have a significant amount of indebtedness. In April 2014, we entered into a credit facility with Silicon Valley Bank and MidCap Financial SBIC, LP, pursuant to which we were able to borrow an aggregate principal amount of up to $20.0 million, of which we borrowed $15.0 million. We did not borrow the remaining $5.0 million, and this amount is no longer available to us. In December 2015, we amended this facility to increase the aggregate principal amount to $15.6 million and extend both the interest-only payment period and the maturity date. Our obligations under this facility are secured by all of our assets other than our intellectual property. Our intellectual property rights are subject to a negative pledge arrangement under the facility. We could in the future incur additional indebtedness beyond such amounts.

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

Risks Related to Product Development

We depend heavily on the success of our intracanalicular depot product candidates, in particular DEXTENZA and OTX-TP. Clinical trials of our product candidates may not be successful. If we are unable to successfully complete clinical development of and obtain marketing approvals for our product candidates, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize these product candidates, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular depot product candidates for diseases and conditions of the front of the eye. In particular, we are investing substantial resources to complete the development of DEXTENZA for post-surgical ocular inflammation and pain, allergic conjunctivitis and inflammatory dry eye disease and OTX-TP for glaucoma. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing one or both of DEXTENZA and OTX-TP.

The commercial success of our intracanalicular depot product candidates will depend on many factors, including the following:

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

If clinical trials of our intracanalicular depot product candidates or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of such product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including our intracanalicular depot product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. Some of our completed studies, including our pilot studies for OTX-TP and our Phase 1 clinical trial of OTX-MP, were conducted with small patient populations, making it difficult to predict whether the favorable results that we observed in such studies will be repeated in larger and more advanced clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

According to the trial protocols, the two primary efficacy endpoints in our completed Phase 2 and Phase 3 clinical trials are fixed sequence endpoints. As such, a statistical analysis of the trial results required that we first assess the primary endpoint regarding absence of inflammatory cells in the study eye. The protocol and statistical analysis plan for the trial did not contemplate assessing the primary endpoint regarding absence of pain in the study eye in the event the clinical trial of DEXTENZA did not meet the first primary endpoint with statistical significance. The FDA has informed us that the hierarchy of the two primary endpoints for inflammation and pain is applicable in connection with their review of our NDA seeking approval for DEXTENZA for an ocular pain indication. However, the FDA has also informed us that pain endpoints from the Phase 2 and two Phase 3 trials, with respect to which we received favorable data, would support the NDA submission. Therefore, in September 2015, we submitted to the FDA an NDA for DEXTENZA for an ocular pain indication using the existing data from our completed Phase 2 and two Phase 3 clinical trials notwithstanding the FDA’s comment regarding the applicability of the hierarchy of the two primary endpoints in our completed Phase 2 and Phase 3 clinical trials.

We have also initiated enrollment in a third Phase 3 clinical trial to support the potential labeling expansion of DEXTENZA’s indications for use to include inflammation. We have modified the design of this third Phase 3 clinical trial compared to our two completed Phase 3 clinical trials of DEXTENZA based on our learnings from these prior trials. However, these modifications may not have the intended effect or yield favorable trial results. If the results of our third Phase 3 clinical trial of DEXTENZA are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for DEXTENZA for the treatment of post-surgical ocular inflammation. Although we believe our planned approach for seeking marketing approval of DEXTENZA is supported by our discussions with the FDA, and by the acceptance by the FDA of our NDA for filing, the FDA could nonetheless not grant marketing approval of DEXTENZA for the pain indication until we obtain favorable results from the third Phase 3 clinical trial on both primary efficacy endpoints, or at all.

Post-hoc analyses that we performed on the results of our two completed Phase 3 clinical trials may not be predictive of success in our third Phase 3 clinical trial. Although we believe that the collective data from these trials, including the post-hoc analyses, provide support for our decision to conduct a third Phase 3 clinical trial and provide additional information regarding our platform technology, post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

In our first Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, for which we recently announced topline results, DEXTENZA met one of the two primary endpoints. DEXTENZA achieved the primary endpoint for ocular itching associated with allergic conjunctivitis but not the primary endpoint for conjunctival redness, in each case measured on day 7 after insertion of the depot. The difference in the mean scores for ocular itching between the DEXTENZA group and the placebo group was greater than 0.5 units on a five point scale at all time points on day 7 post-insertion and was greater than 1.0 unit at a majority of the time points on day 7 post-insertion. The DEXTENZA group did not achieve these pre-specified endpoints on day 7 post-insertion with respect to conjunctival redness. Further, in our prior Phase 2 clinical trial of DEXTENZA in which we were evaluating DEXTENZA for allergic conjunctivitis, DEXTENZA met one of the two primary efficacy measures. The DEXTENZA treatment group achieved a mean difference compared to the vehicle control group of more than 0.5 units on a five point scale on day 14 for all three time points measured in a day for both ocular itching and conjunctival redness. The DEXTENZA group did not achieve a mean difference compared to the vehicle control group of 1.0 unit for the majority of the three time points measured on day 14 for either ocular itching or conjunctival redness. Even if we obtain favorable clinical trial results in our second Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, including meeting both primary efficacy measures, we may not obtain approval for DEXTENZA to treat allergic conjunctivitis or ocular itching associated with allergic conjunctivitis, or the FDA may require that we conduct a third Phase 3 clinical trial.

We designed our Phase 2 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension to assess clinically meaningful response to treatment, and did not power these trials to measure any efficacy endpoints with statistical significance. We reported topline efficacy results from our Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015. In this trial, on day 60 at the 8:00 a.m. time point, the OTX-TP group experienced a mean intraocular pressure lowering effect of 4.7 mmHg, compared with intraocular pressure lowering of 6.4 mmHg for the timolol arm. On day 90 at the 8:00 a.m. time point, the OTX-TP group experienced an intraocular pressure lowering effect of 5.2 mmHg, compared with an intraocular pressure lowering effect of 7.3 mmHg in the timolol arm. We plan to conduct additional non-significant risk studies on additional modified depot designs, discuss alternative Phase 3 clinical trial designs with advisors and with the FDA and formulate our plans for our Phase 3 program. In particular, in our meeting with the FDA, the FDA could provide additional or different guidance or information at that time which might impact our Phase 3 program. We currently expect that there will be a delay of approximately six months in initiating Phase 3 trials of OTX-TP for the treatment of glaucoma and ocular hypertension but we are considering additional modifications to depot designs and studies to perform that could potentially further impact the timeline. We expect that our planned Phase 3 clinical trials for OTX-TP will be the first clinical trials for OTX-TP to be powered with an appropriate number of patients to allow us to measure with statistical significance the non-inferiority of OTX-TP compared to a vehicle control intracanalicular depot plus timolol eye drops for the treatment of glaucoma and ocular hypertension based on the primary efficacy endpoint. If we do not achieve our primary endpoint in the Phase 3 clinical trials with statistical significance, we may not obtain marketing approval for OTX-TP.

Post-hoc analyses that we performed on the results of our completed Phase 2b clinical trial may not be predictive of success in our planned Phase 3 clinical trials. Post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

The success of our intracanalicular depot product candidates is dependent upon retention following insertion and during the course of intended therapy. As such, we continue to conduct non-significant risk, or NSR, studies in the United States for our sustained-release intracanalicular depots in an effort to increase the rate of retention. All NSR studies that we have performed to date have involved placebo vehicle control intracanalicular depots without active drug. If we determine to make any future changes to the design or composition of our depots, such changes could affect the outcome of any subsequent clinical trials using these updated depots. For example, in our Phase 2b clinical trial of OTX-TP, we are using a different version of intracanalicular depot than either of the depots that we used in our Phase 2a clinical trial of OTX-TP. Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP depot that was used in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the two-month version of the depot used in the Phase 2a clinical trial. To achieve this, we modified the design of the OTX-TP depot to enlarge it in order to enable the depot to carry a greater amount of drug. In addition, we incorporated minor structural changes to improve retention rates. In our Phase 2b clinical trial depots were found to be retained in 91% of patients at day 60, 88% of patients at day 75 and 48% of patients at day 90, reflecting the corresponding absorption and clearance of the depots with the duration of drug release. We plan to conduct additional non-significant risk studies on additional modified depot designs as we design our Phase 3 trials for OTX-TP. If in our Phase 3 clinical trials the retention rates for our depots are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our sustained-release drug delivery products.

The protocols for our clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States. For our intracanalicular depot product candidates, we have typically conducted our initial and earlier stage clinical trials outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our intracanalicular depot product candidates in the United States. The FDA, however, could require us to conduct additional studies or require us to modify our planned pivotal clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated. For example, in connection with our initial development of ReSure Sealant, in June 2010 the FDA requested that we withdraw an application that we had submitted under Section 510(k) of the Food, Drug and Cosmetic Act, or FDCA, for the marketing of an earlier version of ReSure Sealant as an ocular bandage because the FDA believed that the technical characteristics of the earlier version of ReSure Sealant were not substantially equivalent to a predicate device. In particular, unlike predicate devices that could be removed if there is discomfort, our product candidate adhered to the corneal surface and was not easily removable by the patient. As a result of this determination by the FDA, we needed to pursue a different regulatory approval pathway and conduct additional clinical development of our product candidate to demonstrate safety and effectiveness. After withdrawing our 510(k) application, we filed an investigational device exemption application to conduct a pivotal clinical trial to support approval of ReSure Sealant as an ocular sealant. The results of this pivotal trial ultimately supported the marketing approval of ReSure Sealant in January 2014, although not in the time frame we had initially expected. The FDA is not obligated to comment on our trial protocols within any specified time period or at all or to affirmatively clear or approve our planned pivotal clinical trials. Subject to a waiting period of 30 days, we could choose to initiate our pivotal clinical trials in the United States without waiting for any additional period for comments from the FDA.

We intend to conduct, and may in the future conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. We have typically conducted our initial and earlier stage clinical trials for our product candidates, including our intracanalicular depot product candidates, outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our intracanalicular depot product candidates in the United States.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our sustained-release drug delivery product candidates or any other product candidates that we may develop, including:

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

We may not be able to initiate or continue clinical trials for our sustained-release drug delivery product candidates or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States. Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with patient enrollment.

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

If serious adverse or unacceptable side effects are identified during the development of our sustained-release drug delivery product candidates or any other product candidates that we may develop, we may need to abandon or limit our development of such product candidates.

If our sustained-release drug delivery product candidates or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our recent Phase 3 clinical trials of DEXTENZA for the treatment of ocular inflammation and pain following cataract surgery, there were two serious adverse events in the DEXTENZA group in each of our two trials, none of which were ocular in nature or considered by the investigator to be related to the study treatment. There was one ocular serious adverse event in the vehicle control group in the two completed Phase 3 clinical trials, which was hypopyon, or inflammatory cells in the anterior chamber. In our earlier Phase 2 clinical trial of DEXTENZA for the same indication, there were three serious adverse events, none of which was considered by the investigator to be related to the study treatment. In the DEXTENZA group of this Phase 2 clinical trial of DEXTENZA, the only adverse event that occurred more than once was reduced visual acuity, which occurred twice. In our two pilot studies of OTX-TP for the treatment of glaucoma and ocular hypertension and our Phase 2a clinical trial of OTX-TP for the same indication, the most common adverse event was inflammatory reaction, which was noted in three patients in our pilot studies and in five patients in our Phase 2a clinical trial. No hyperemia-related adverse events were noted in any of the patients treated with OTX-TP in our Phase 2b clinical trial. Further, there have been no serious adverse events observed to date in the Phase 2b clinical trial. However, a complete analysis of all safety data is pending study completion. All adverse events have been transient in nature and resolved by the end of the applicable trial. However, many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment.

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

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Following an inspection by the FDA in March 2015, for example, we received an FDA Form 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting. We submitted our response, which was accepted by the FDA, and updated our procedures. In addition, in February 2016, as part of the ongoing review of our NDA for DEXTENZA, the FDA conducted a pre-NDA approval inspection of our manufacturing operations. As a result of this inspection, we received an FDA Form 483 containing inspectional observations focused on process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes. We addressed some observations before the inspection was closed and have responded to the FDA with a corrective action plan to complete the inspection process. The FDA or similar foreign regulatory authorities at any time also may implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, imposition of a consent decree, or withdrawal of product approval, and would limit the availability of ReSure Sealant and our product candidates that we manufacture. The failure to resolve the Form 483 inspectional observations from the February 2016 inspection could result in a delay in the PDUFA date and potential approval for the NDA we have filed for DEXTENZA for the treatment of post-surgical ocular pain.

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

Currently, we maintain insurance coverage against damage to our property and equipment in the amount of up to $7.7 million and to cover business interruption and research and development restoration expenses in the amount of up to $2.8 million. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. We may be unable to meet our requirements for ReSure Sealant or any of our product candidates if there were a catastrophic event or failure of our current manufacturing facility or processes.

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

The degree of market acceptance of ReSure Sealant or any product candidate for which we obtain marketing approval will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;

•	the clinical indications for which the product is approved;

•	the convenience and ease of administration compared to alternative treatments, including the intracanalicular depot retention rate for our intracanalicular depot product candidates;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of our marketing and distribution support;

•	timing of market introduction of competitive products;

•	the availability of third-party coverage and adequate reimbursement and, for ReSure Sealant, the lack of separate reimbursement when used as part of a cataract surgery procedure;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of our products together with other medications.

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

We have limited experience in the sale, marketing and distribution of drug and device products. To achieve commercial success for ReSure Sealant and any product candidate for which we obtain marketing approval, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We sell ReSure Sealant through a network of independent medical device distributors across the United States. We may determine to build a direct sales force to sell DEXTENZA, if approved for marketing and may initially use a contract sales organization to staff a dedicated team of sales representatives. We may also consider co-promotional arrangements with larger ophtholmology companies. We expect that a direct sales force will be required to effectively market and sell OTX-TP, if approved for marketing. Because we do not plan to determine whether to seek regulatory approval for any of our product candidates outside of the United States until after we receive regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our product candidates in any international markets. If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval. These may include independent distributors, pharmaceutical companies or our own direct sales organization.

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

Because the active pharmaceutical ingredients in our product candidates are available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe the patents that we license. For example, our licensed patents related to our intracanalicular depot product candidates largely relate to the hydrogel composition of the intracanalicular depots and certain drug-release features of the depots. As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our licensed patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

Other companies have advanced into Phase 3 clinical development biodegradable, sustained-release product candidates that could compete with our intracanalicular depot product candidates. ReSure Sealant is the first and only surgical sealant approved for ophthalmic use in the United States, but will compete with sutures as an alternative method for closing ophthalmic wounds. Multiple companies are exploring in early stage development alternative means to deliver anti-VEGF and TKI products in a sustained-release fashion to the back of the eye.

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

We expect to apply for a transitional pass-through reimbursement code from the CMS for DEXTENZA for the treatment of post-surgical ocular pain, subject to the approval of the NDA we filed with the FDA for this indication. We expect pass-through would remain in effect for up to three years depending on when we apply for and receive this reimbursement code. We expect to submit to the CMS for a standard J code for our other DEXTENZA product candidates, including allergic conjunctivitis, as well as for our OTX-TP product candidate, if our clinical trials are successful and if our NDA filings and NDA supplements are approved by the FDA. There are no assurances that we will be successful in obtaining and retaining reimbursement for our product candidate.

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

For example, we are currently conducting preclinical testing in collaboration with several pharmaceutical companies with anti-VEGF compounds to explore the feasibility of delivering their drugs using our intravitreal depot. If we successfully complete the preclinical feasibility programs, we plan to explore broader collaborations for the development and potential commercialization of our intravitreal depot technology for the treatment of back-of-the-eye diseases and conditions.

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

In some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to enforce or maintain the patents, covering technology that we license from third parties. In particular, the license agreement that we have entered into with Incept, LLC, or Incept, an intellectual property holding company, which covers all of the patent rights and a significant portion of the technology for ReSure Sealant and our product candidates, provides that, with limited exceptions, Incept has sole control and responsibility for ongoing prosecution for the patents covered by the license agreement. In addition, although we have a right under the Incept license to bring suit against third parties who infringe our licensed patents in our field, other Incept licensees may also have the right to enforce our licensed patents in their own respective fields without our oversight or control. Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest. For example, Integra LifeSciences Holdings Corporation, or Integra, another licensee of Incept, has filed suit against HyperBranch Medical Technology, Inc. alleging infringement of several patents which we also license. This litigation could result in one or more of the patents which both we and Integra license being invalidated or rendered unenforceable. We also have no right to control the defense of any of our licensed patents if their validity or scope is challenged before the U.S. Patent and Trademark Office, or USPTO, European Patent Office, or other patent office or tribunal. Instead, we would essentially rely on our licensor to defend such challenges, and it may not do so in a way that would best protect our interests. Therefore, our licensed patents and applications may not be prosecuted, enforced, defended or maintained in a manner consistent with the best interests of our business. If Incept fails to prosecute, enforce or maintain such patents, or loses rights to those patents, our licensed patent portfolio may be reduced or eliminated.

The patent position of pharmaceutical, biotechnology and medical device companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our licensor’s patent rights are highly uncertain. Our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, unlike patent law in the United States, European patent law precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant if broader than specifically disclosed embodiments. Moreover, we have no patent protection and likely will never obtain patent protection for ReSure Sealant outside the United States and Canada. We have only two issued patents outside of the United States for two of our three intracanalicular depot product candidates, and these expire by 2019. We have three licensed patent families in Europe and certain other parts of the world, but these families consist only of patent applications outside of the United States and have no issued or allowed patents. Patents might not be issued and we may never obtain any patent protection or may only obtain substantially limited patent protection outside of the United States with respect to our products.

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

We are aware of a family of U.S. patent applications and issued patents that expired in approximately December 2015 and which have claims that ReSure Sealant could be considered as having infringed. We believe that the claims of this patent family are subject to a claim of invalidity. We are also aware of a U.S. patent with an expiration in 2020 with claims directed to formulations of hydrogels and which could be alleged to cover the hydrogel formulations used in our product candidates OTX-TP and OTX-MP. Based on the specifications and file history of that patent, we believe its claims should be construed with a scope that does not cover our product candidates. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we or any future collaborator of ours is not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

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

As part of the ongoing review of the NDA for Dextenza for post-surgical ocular pain, the FDA has completed inspections of three sites from our two completed Phase 3 clinical trials for compliance with the study protocol and Good Clinical Practices. During the first of these inspections, the FDA identified storage temperature excursions for the investigational product that is labeled to be stored in a refrigerated condition between two degrees and eight degrees Celsius. We also had previously addressed a minor temperature deviation report during the conduct of the Phase 3 trials and communicated a response to the trial sites. In addition, while investigating the report stemming from the FDA inspection, several more noteworthy temperature excursions were found to have occurred that had not been fully reported. Because of the limited nature of the temperature excursions and historical product testing, including testing on product stored at elevated temperatures, we believe it is unlikely that drug product performance was significantly impacted. We have also implemented a corrective action plan to address clinical compliance and prevent recurrence in other clinical studies. However, if the FDA determines as part of its review of our NDA that the temperature excursions and associated protocol deviations compromised any of the results from our completed Phase 3 clinical trials, the FDA may request additional site specific data analyses or even exclude certain study subjects from sites in which the temperature excursions were determined to be significant in duration before considering approval of the NDA.

Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, the EMA and regulatory authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we or any future collaborator of ours ultimately obtains may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Accordingly, if we or any future collaborator of ours experiences delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.

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

Even if we, or any future collaborators, obtain marketing approvals for our product candidates, the terms of approvals, ongoing regulations and post-marketing restrictions for our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.

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

The FDA required two post-approval studies as a condition for approval of our premarket approval application, or PMA application, for ReSure Sealant. The first post-approval study, identified as the Clinical PAS, is to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant. The FDA has approved the protocol for the Clinical PAS, and we initiated enrollment in December 2014. We anticipate completing the Clinical PAS in two to three years. The second post-approval study, identified as the Device Exposure Registry, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant. Following review of the data from these studies, any concerns raised by the FDA could lead to modifications in product labeling, the approved indication for use or negative publicity impacting our commercialization efforts. In addition, in order to use the Medicare database in the Device Exposure Registry, we will need to obtain a Medicare tracking or research code for ReSure Sealant. In December 2015, the Centers for Medicare and Medicaid Services, or CMS, denied our application for a tracking or research code for ReSure Sealant commercial use. While we are pursuing other options for conducting this registry study, we may not be able to complete the Device Exposure Registry without a tracking or research code. We are required to provide periodic reports to the FDA on the progress of each post-approval study until it is completed. Based on results of the post-approval studies, or if we are unable to complete the Device Exposure Registry, the FDA, among other things, could modify the product labeling with respect to ReSure Sealant to the extent the FDA has any concerns with respect to endophthalmitis that we are unable to address due to the lack of completion of the study. This would negatively affect our ability to commercialize ReSure Sealant.

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

Accordingly, assuming we, or any future collaborators, receive marketing approval for one or more of our product candidates, we, and any current or future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and any future collaborators, are not able to comply with post-approval regulatory requirements, we, and any future collaborators, could have the marketing approvals for our products withdrawn by regulatory authorities and our, or any current or future collaborators’, ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

We may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

Violations of the FDCA relating to the promotion or manufacturing of drug products or medical devices may lead to investigations by the FDA, Department of Justice, or DOJ, and state Attorneys General alleging violations of the FDCA, federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use of a product;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products;

•	product seizure or detention;

•	injunctions or the imposition of civil or criminal penalties;

•	damage to relationships with any potential collaborators;

•	unfavorable press coverage and damage to our reputation; or

•	litigation involving patients using our products.

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Our relationships with healthcare providers, physicians and third-party payors will be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription and use of ReSure Sealant and any other product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians and teaching hospitals, with data collection beginning in August 2013; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require product manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. We are developing and implementing a corporate compliance program designed to ensure that we will market and sell any future products that we successfully develop from our product candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of our other product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our other product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA. Among the provisions of the PPACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	a new Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products; and

•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislation, will continue until 2025. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Moreover, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any collaborators to more stringent product labeling and post-marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, such as the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or any current or future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state health-care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “OCUL” since July 25, 2014. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on the NASDAQ Global Market for the periods indicated:

2014	High	Low
Third Quarter (July 25, 2014 to September 30, 2014)	$16.97	$11.90
Fourth Quarter	$24.21	$13.00

2015
First Quarter	$44.19	$19.55
Second Quarter	$42.78	$20.63
Third Quarter	$29.22	$13.36
Fourth Quarter	$17.34	$6.75

Holders

As of March 1, 2016, there were approximately 44 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing credit facility preclude us from paying cash dividends without the consent of our lenders.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2015 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Annual Report on Form 10-K.

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

We received aggregate net proceeds from the offering, including in connection with the exercise by the underwriters of their over-allotment option, of approximately $66.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. As of December 31, 2015, we have used approximately $55.3 million of the net proceeds from the offering as follows: $33.8 million for research and development costs, $4.6 million for sales and marketing costs, $11.6 million for general and administrative purposes, $3.6 million for capital spending, and $1.7 million to pay interest expense. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10 percent or more of our common stock, or to any affiliate of ours. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and money market funds backed by U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated as of July 24, 2014 filed with the SEC pursuant to Rule 424(b) under the Securities Act.

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

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from July 25, 2014 (the first date that shares of our common stock were publicly traded) through December 31, 2015. The comparison assumes $100 was invested after the market closed on July 25, 2014 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2015, 2014, and 2013 and the balance sheet data as of December 31, 2015 and 2014 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the statements of operations data for the year ended December 31, 2012 and the balance sheet data as of December 31, 2013 and 2012 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product revenue	$1,354	$460	$—	$10
Collaboration revenue	396	312	—	—

Total revenue	1,750	772	—	10

Operating expenses:
Cost of product revenue	319	91	—	7
Research and development	26,611	18,880	10,517	11,540
Selling and marketing	3,852	1,982	625	657
General and administrative	9,165	6,913	1,761	1,477

Total operating expenses	39,947	27,866	12,903	13,681

Loss from operations	(38,197)	(27,094)	(12,903)	(13,671)

Other income (expense):
Interest income	166	7	13	4
Interest expense	(1,724)	(1,119)	(441)	(377)
Other income (expense), net	7	(442)	14	(49)

Total other expense, net	(1,551)	(1,554)	(414)	(422)

Net loss	(39,748)	(28,648)	(13,317)	(14,093)
Accretion of redeemable convertible preferred stock to redemption value	—	(11)	(27)	(35)

Net loss attributable to common stockholders	$(39,748)	$(28,659)	$(13,344)	$(14,128)

Net loss per share attributable to common stockholders, basic and diluted	$(1.71)	$(2.69)	$(5.11)	$(5.60)

Weighted average common shares outstanding, basic and diluted	23,244	10,653	2,609	2,523

	As of December 31,
	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$105,064	$74,828	$17,505	$23,854
Working capital	101,605	70,309	14,672	20,787
Total assets	110,306	78,193	19,146	25,285
Preferred stock warrant liability	—	—	254	268
Long-term debt, net of discount, including current portion	15,272	14,865	2,457	4,065
Redeemable convertible preferred stock	—	—	74,344	65,823
Total stockholders’ equity (deficit)	89,588	58,696	(59,472)	(46,611)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary hydrogel platform technology. Our bioresorbable hydrogel-based product candidates are designed to provide sustained delivery of therapeutic agents to the eye. Our lead product candidates are DEXTENZA and OTX-TP , sustained-release, drug-eluting intracanalicular depots that are inserted into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose. Our intracanalicular depots combine our hydrogel technology with U.S. Food and Drug Administration, or FDA, approved therapeutic agents with the goal of providing sustained delivery of drug to the eye. We also have an intravitreal hydrogel depot which is in preclinical development for the treatment of diseases and conditions of the back of the eye including wet age-related macular degeneration, or wet AMD. Our intravitreal depot is designed to be delivered via intravitreal injection to release therapeutic agents, such as antibodies to vascular endothelial growth factor, or VEGF, over a sustained period. In addition to our ongoing product development, we have launched our first commercial product, ReSure Sealant, a hydrogel-based ophthalmic wound sealant approved by the FDA in January 2014 to seal corneal incisions following cataract surgery. ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel-based drug-eluting intracanalicular depot. DEXTENZA is in Phase 3 clinical development for the treatment of post-surgical ocular inflammation and pain, and, in September 2015, we submitted to the FDA a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain. The FDA has accepted the NDA for filing. We have completed two Phase 3 clinical trials of DEXTENZA for post-surgical ocular inflammation and pain. The data from these two completed Phase 3 clinical trials and a prior Phase 2 clinical trial are being used to support our NDA for post-surgical ocular pain. In October 2015, we initiated a third Phase 3 clinical trial for the treatment of post-surgical ocular inflammation and pain. We expect to have topline efficacy data available from this third trial in the second half of 2016. If the results this third trial are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for DEXTENZA for the treatment of post-surgical ocular inflammation. DEXTENZA is also in Phase 3 clinical development for the treatment of allergic conjunctivitis. In October 2015, we announced topline results of our first Phase 3 clinical trial for allergic conjunctivitis. We initiated enrollment of our second Phase 3 clinical trial for allergic conjunctivitis in November 2015. Finally, DEXTENZA is in Phase 2 clinical development for the treatment of inflammatory dry eye disease. We announced topline results from an exploratory Phase 2 clinical trial for this indication in December 2015.

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog that reduces elevated intraocular pressure, as its active pharmaceutical ingredient into a hydrogel-based drug-eluting intracanalicular depot. OTX-TP is in Phase 2 clinical development for glaucoma and ocular hypertension. We reported topline results from a Phase 2b clinical trial for this indication in October 2015. We expect to have an end of Phase 2 meeting with the FDA in the second quarter of 2016 and initiate a Phase 3 clinical trial of OTX-TP in the third quarter of 2016.

In addition to DEXTENZA and OTX-TP, we are engaged in the preclinical development of our intravitreal depot administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our sustained-release hydrogel depot in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs or small molecule anti-angiogenic drugs, such as tyrosine kinase inhibitors, or TKIs, for the treatment of wet age related macular degeneration, or wet AMD. Our initial goal for this program is to provide sustained release of an anti-angiogenic protein or a TKI drug over a four to six month period following administration of a bioresorbable hydrogel incorporating the drug by an injection into the vitreous humor, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other back-of-the-eye diseases. We also have a pipeline of earlier stage intracanalicular depot product candidates, including OTX-MP, which has completed a Phase 1 clinical trial evaluating safety and pharmacokinetics in patients following cataract surgery.

Following our receipt of FDA approval for ReSure Sealant, we commercially launched this product in the United States in 2014 through a network of ophthalmology focused distributors. ReSure Sealant is approved to seal corneal incisions following cataract surgery and is the first and only surgical sealant to be approved by the FDA for ophthalmic use. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure.

We have generated limited revenue to date. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant. All of our sustained drug delivery products are in various phases of clinical and preclinical development. We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability. Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP. Since inception, we have incurred significant operating losses. Our net losses were $39.7 million, $28.6 million and $13.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $129.2 million.

Our total operating expenses were $39.9 million, $27.9 million and $12.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, including $4.6 million, $5.0 million and $0.5 million, respectively, in non-cash stock-based compensation expense and licensing and consulting fees paid in stock. We anticipate that our operating expenses will increase substantially as we pursue the clinical development of our most advanced product candidates, DEXTENZA and OTX-TP, continue the research and development of our other product candidates, continue the internal development of our intravitreal hydrogel depot for the sustained delivery of protein-based or small molecule anti-angiogenic drugs, such as anti-VEGF drugs for the treatment of wet AMD and other back-of-the-eye diseases and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to continue to incur substantial additional expenses for product manufacturing, sales, marketing and distribution for our product candidates for which we obtain marketing approval. In addition, we will incur additional costs associated with operating as a public company.

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

In July 2014, we completed an initial public offering, or IPO, of our common stock, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain of our stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions and offering expenses. We believe that our existing cash and cash equivalents and marketable securities, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2017. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through December 31, 2015, we have generated limited amounts of revenue from the sales of our products. Our ReSure Sealant product received premarket approval, or PMA, from the FDA in January 2014. We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2016. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

In September 2013, we entered into a feasibility agreement with a biopharmaceutical company relating to our intravitreal drug delivery depot. Under this agreement, the biopharmaceutical company agreed to pay us up to $0.5 million under this feasibility study. In the event that the agreement was terminated in advance of the achievement of certain milestones, we would have been required to refund certain portions of the funding based on the actual work completed or milestones achieved as of the date of termination. In the fourth quarter of 2014, the Company completed the task related to the first milestone at which time the $0.3 million became non-refundable. The biopharmaceutical company has indicated that they will not proceed with the second phase of the agreement. The Company does not have any further obligations in connection with this agreement.

In October 2014, we entered into a feasibility agreement with a biotechnology company relating to our intravitreal drug delivery depot. Under this agreement, the biotechnology company has agreed to pay us up to $0.7 million, of which $0.3 million was a non-refundable up-front payment due upon contract execution and $0.4 million will be due upon the achievement of certain milestones. Initially, we were recognizing the non-refundable, non-contingent up-front payment of $0.3 million as revenue on a straight-line basis over the twelve-month period in which we are expected to complete our performance obligations. Estimates of this development period involves the evaluation of many assumptions and uncertainties and may change if facts and circumstances change. During 2015, management reevaluated and revised the estimated development period to extend through March 2016. If and when a contingent milestone payment is earned, the additional consideration to be received will be added to the total expected payments under the contract and recognized as revenue based on the proportional performance methodology. In January 2015, we achieved the first milestone under the feasibility agreement triggering a payment due of $0.3 million. Through December 31, 2015, the Company has recognized revenue of $0.5 million related to this agreement and amounts deferred totaled $42,000 at December 31, 2015.

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

The table below summarizes our research and development expenses incurred by product development program:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
ReSure Sealant	$330	$40	$191
DEXTENZA for post-surgical ocular inflammation and pain	2,058	2,151	552
DEXTENZA for allergic conjunctivitis	5,541	1,785	39
DEXTENZA for inflammatory dry eye disease	662	—	—
OTX-TP for glaucoma and ocular hypertension	2,048	2,023	1,745
Unallocated expenses	15,972	12,881	7,990

Total research and development expenses	$26,611	$18,880	$10,517

We expect that our expenses will increase in connection with our ongoing activities. We estimate that in 2016, we will incur approximately $35.0 million to $37.0 million of research and development expenses, including costs related to clinical trials and other research and development activities. Of this amount, we estimate we will incur approximately $13.0 million to $15.0 million of external research and development expenses related to clinical trial and regulatory costs for our DEXTENZA and OTX-TP product candidates and approximately $21.0 million to $23.0 million of other research and development activities that we do not expect to track by program.

We estimate that we will incur external research and development expenses for 2016, as follows:

•	approximately $5.0 million to $5.2 million for DEXTENZA for post-surgical ocular inflammation and pain;

•	approximately $3.7 million to $3.9 million for DEXTENZA for allergic conjunctivitis;

•	approximately $2.2 million to $2.4 million for OTX-TP for glaucoma and ocular hypertension; and

•	approximately $2.5 million to $3.5 million for other external research and development activities.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued development and commercialization of our product candidates. We also anticipate to continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs. Through December 31, 2014, we incurred selling and marketing expenses in connection with our first-generation surgical sealant product. In addition, we invested in sales and marketing resources in anticipation of an earlier approval of our surgical sealant product in the United States than we ultimately received from the FDA, as a result of a change in designation from a 510(k) to a PMA regulatory path. During the years ended December 31, 2015 and 2014, we incurred selling and marketing expense in connection with ReSure Sealant, which we began commercializing in the first quarter of 2014.

We expect selling and marketing expenses to increase in preparation for the potential launch of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, subject to approval by the FDA.

Other Income (Expense)

Interest Income. Interest income consists primarily of interest income earned on cash and cash equivalents and marketable securities. In each of 2013, 2014, and 2015, our interest income has not been significant due to the low rates of interest being earned on our invested balances. We expect that our interest income will increase in the future due to increased cash balances.

Interest Expense. Interest expense consists of interest expense on our debt. We borrowed $15.0 million in aggregate principal amount in April 2014. In December 2015, we amended our credit facility to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019.

Other Income (Expense), Net. In 2013 and 2014, other income (expense), net consisted primarily of the gain or loss associated with the change in the fair value of our preferred stock warrant liability and small amounts of miscellaneous income and expense items unrelated to core operations. We issued warrants for the purchase of our redeemable convertible preferred stock that we believed were financial instruments that could require a transfer of assets because of the redemption feature of the underlying stock. Therefore, we classified these warrants as liabilities and they were remeasured to fair value at each reporting period, and we recorded the changes in the fair value as a component of other income (expense), net. Upon the closing of our IPO in July 2014, the underlying redeemable convertible preferred stock was converted into common stock, the preferred stock warrants became exercisable for common stock instead of preferred stock, and the fair value of the warrant liability became fixed as of that date and was reclassified to additional paid-in capital. In 2015, other income (expense), net consists of small amounts of miscellaneous income and expense items unrelated to our core operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We allocate arrangement consideration that is fixed or determinable among the separate units of accounting using the relative selling price method. Then, we apply the applicable revenue recognition criteria in ASC 605 to each of the separate units of accounting in determining the appropriate period and pattern of recognition. We determine the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence, or VSOE, of selling price, if available; third-party evidence, or TPE, of selling price, if VSOE is not available; or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We typically use BESP to estimate the selling price as we generally do not have VSOE or TPE of selling price for our units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with our customer and estimated costs. We validate the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

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

Whenever we determine that an element is delivered over a period of time, revenue is recognized using either a proportional performance model or a straight-line model over the period of performance. At each reporting period, we reassess our cumulative measure of performance and make appropriate adjustments, if necessary. We recognize revenue using the proportional performance model whenever we can make reasonably reliable estimates of the level of effort required to complete our performance obligations under an arrangement. Revenue recognized under the proportional performance model at each reporting period is determined by multiplying the total expected payments under the contract (excluding payments contingent upon achievement of milestones) by the ratio of the level of effort incurred to date to the estimated total level of effort required to complete the performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the proportional performance model as of each reporting period. Alternatively, if we cannot make reasonably reliable estimates the level of effort required to complete our performance obligations under an arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period expected to complete our performance obligations. If and when a contingent milestone payment is earned, the additional consideration to be received is added to the total expected payments under the contract. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined on a straight-line basis as of the period end date. If we cannot reasonably estimate when our performance obligation period ends, then revenue is deferred until we can reasonably estimate when the performance obligation period ends.

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

The assumptions we used to determine the fair value of stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.67%	2.24%	1.23%
Expected term (in years)	6.00	5.96	5.38
Expected volatility	71.1%	76.5%	74.6%
Expected dividend yield	0%	0%	0%

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and December 31, 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Increase (Decrease)
	2015	2014
	(in thousands)
Revenue:
Product revenue	$1,354	$460	$894
Collaboration revenue	396	312	84

Total revenue	1,750	772	978

Operating expenses:
Cost of product revenue	319	91	228
Research and development	26,611	18,880	7,731
Selling and marketing	3,852	1,982	1,870
General and administrative	9,165	6,913	2,252

Total operating expenses	39,947	27,866	12,081

Loss from operations	(38,197)	(27,094)	(11,103)

Other income (expense):
Interest income	166	7	159
Interest expense	(1,724)	(1,119)	(605)
Other income (expense), net	7	(442)	449

Total other expense, net	(1,551)	(1,554)	3

Net loss	$(39,748)	$(28,648)	$(11,100)

Revenue

We generated $0.4 million and $0.3 million of revenue from our collaboration agreements in 2015 and 2014, respectively. We generated $1.4 and $0.5 million of product revenue during the years ended December 31, 2015 and December 31, 2014, respectively, from sales of our ReSure Sealant product, for which we received FDA approval in January 2014.

Research and Development Expenses

	Year Ended December 31,		Increase (Decrease)
	2015	2014
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$330	$40	$290
DEXTENZA for post-surgical ocular inflammation and pain	2,058	2,151	(93)
DEXTENZA for allergic conjunctivitis	5,541	1,785	3,756
DEXTENZA for inflammatory dry eye disease	662	—	662
OTX-TP for glaucoma and ocular hypertension	2,048	2,023	25
Unallocated expenses:
Personnel costs	9,345	5,828	3,517
All other costs	6,627	7,053	(426)

Total research and development expenses.	$26,611	$18,880	$7,731

Research and development expenses were $26.6 million for the year ended December 31, 2015, compared to $18.9 million for the year ended December 31, 2014. The increase of $7.7 million was primarily due to an increase of $4.6 million in clinical trial and regulatory expenses and an increase of $3.1 million in unallocated expenses.

For the year ended December 31, 2015, we incurred $10.3 million in direct research and development expenses for our intracanalicular depot product candidates, including $2.1 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $5.5 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in Phase 3 clinical trials, $0.7 million for our DEXTENZA product candidate for the treatment of inflammatory dry eye disease which was in Phase 2 clinical trials, and $2.0 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 2b clinical trials. In comparison, for the year ended December 31, 2014, we incurred $6.0 million in direct research and development expenses for our intracanalicular depot product candidates, including $2.0 million for clinical trials of OTX-TP for glaucoma and ocular hypertension which was in Phase 2a clinical trials, $1.8 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in Phase 2a clinical trials and $2.2 million for our DEXTENZA for ocular inflammation and pain following cataract surgery which was in Phase 3 clinical trials. Unallocated research and development costs decreased $0.4 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. In the year ended December 31, 2014, we recorded a one-time, non-cash expense of $1.7 million for a license fee paid in the form of stock which is included in the unallocated costs. In addition, unallocated personnel costs increased by $3.5 million, relating to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense.

Selling and Marketing Expenses

	Year Ended December 31,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$1,508	$799	$709
Professional fees	1,625	852	773
Facility related and other	719	331	388

Total selling and marketing expenses	$3,852	$1,982	$1,870

Selling and marketing expenses were $3.9 million for the year ended December 31, 2015, compared to $2.0 million for the year ended December 31, 2014. The increase of $1.9 million was primarily due to an increase of $0.7 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $0.8 million in professional fees including consulting, trade shows and conferences and an increase of $0.4 million in facility-related and other costs.

General and Administrative Expenses

	Year Ended December 31,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$5,216	$4,469	$747
Professional fees	2,951	1,390	1,561
Facility related and other	998	1,054	(56)

Total general and administrative expenses	$9,165	$6,913	$2,252

General and administrative expenses were $9.2 million for the year ended December 31, 2015, compared to $6.9 million for the year ended December 31, 2014. The increase of $2.3 million was due to a $0.8 million increase in personnel related costs and an increase of $1.6 million in professional fees, partially offset by a decrease of $0.1 million in facility-related and other costs. Our personnel related costs increased due primarily to hiring in our general and administrative function. Professional fees increased primarily due to increased activities to support our operating as a public company for a full year.

Other Income (Expense), Net

Other expense, net was $1.6 million for the year ended December 31, 2015, compared to $1.6 million for the year ended December 31, 2014.

Comparison of the Years Ended December 31, 2014 and December 31, 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase (Decrease)
	2014	2013
	(in thousands)
Revenue:
Product revenue	$460	$—	$460
Collaboration revenue	312	—	312

Total revenue	772	—	772

Operating expenses:
Cost of product revenue	91	—	91
Research and development	18,880	10,517	8,363
Selling and marketing	1,982	625	1,357
General and administrative	6,913	1,761	5,152

Total operating expenses	27,866	12,903	14,963

Loss from operations	(27,094)	(12,903)	(14,191)

Other income (expense):
Interest income	7	13	(6)
Interest expense	(1,119)	(441)	(678)
Other income (expense), net	(442)	14	(456)

Total other expense, net	(1,554)	(414)	(1,140)

Net loss	$(28,648)	$(13,317)	$(15,331)

Revenue

We generated $0.3 million of revenue from our collaboration agreements in 2014. We generated $0.5 million of product revenue during the year ended December 31, 2014 from sales of our ReSure Sealant product, for which we received FDA approval in January 2014. We did not sell any products and had no collaboration revenue during the year ended December 31, 2013.

Research and Development Expenses

	Year Ended December 31,		Increase (Decrease)
	2014	2013
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$40	$191	$(151)
DEXTENZA for post-surgical ocular inflammation and pain	2,151	552	1,599
DEXTENZA for allergic conjunctivitis	1,785	39	1,746
OTX-TP for glaucoma	2,023	1,745	278
Unallocated expenses:
Personnel costs	5,828	4,259	1,569
All other costs	7,053	3,731	3,322

Total research and development expenses.	$18,880	$10,517	$8,363

Research and development expenses were $18.9 million for the year ended December 31, 2014, compared to $10.5 million for the year ended December 31, 2013. The increase of $8.4 million was primarily due to an increase of $3.6 million in clinical trial and regulatory expenses and an increase of $4.9 million in personnel costs and other unallocated expenses.

For the year ended December 31, 2014, we incurred $6.0 million in direct research and development expenses for our intracanalicular depot product candidates, including $2.2 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $1.8 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in Phase 2a clinical trials, and $2.0 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was also in Phase 2a clinical trials. In comparison, for the year ended December 31, 2013, we incurred $1.6 million in clinical trial expenses, including $0.7 million for clinical trials of OTX-TP for glaucoma and ocular hypertension and $0.5 million for our Phase 2 clinical trial of DEXTENZA for ocular inflammation and pain following cataract surgery. Unallocated research and development costs increased $4.9 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, due primarily to additional license fees paid to Incept in connection with the expansion of the scope of the license to include back-of-the-eye technology, which we paid by the issuance to Incept of 189,393 fully vested shares of our common stock having a fair value of $1.7 million on the issuance date and due to an increase in testing and laboratory supply costs. In addition, unallocated personnel costs increased by $1.6 million, relating to additional hiring primarily in the clinical, regulatory and quality department.

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

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. Our net losses were $39.7 million, $28.7 million and $13.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $129.2 million.

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

Through December 31, 2015, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In July 2014, we completed our IPO, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions, and offering expenses.

As of December 31, 2015, we had cash and cash equivalents and marketable securities of $105.1 million. In April 2014, we borrowed $15.0 million in aggregate principal amount under a new credit facility and used $1.9 million of this amount to repay $1.7 million aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. In December 2015, we amended our credit facility to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019. The outstanding borrowings under this facility bear interest at an annual rate equal to 8.25%. See “—Contractual Obligations and Commitments” for additional information.

Cash Flows

As of December 31, 2015, we had cash and cash equivalents and marketable securities of $105.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash used in operating activities	$(33,743)	$(20,496)	$(12,645)
Cash used in investing activities	(38,569)	(38,586)	(387)
Cash provided by financing activities	65,703	78,970	6,683

Net increase (decrease) in cash and cash equivalents	$(6,609)	$19,888	$(6,349)

Operating activities. Net cash used in operating activities was $33.7 million for the year ended December 31, 2015, primarily resulting from our net loss of $39.7 million, partially offset by non-cash charges of $5.6 million and cash provided by changes in our operating assets and liabilities of $0.5 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses partially offset by $1.8 million of revenue in the period. Our net non-cash charges during the year ended December 31, 2015 primarily consisted of $4.6 million of stock-based compensation expense and $0.8 million of depreciation expense. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2015 consisted primarily of a $0.2 million increase in accrued expenses and deferred rent and a $0.3 million increase in accounts payable, which was due to the timing of vendor invoicing and payments, both partially offset by a decrease in accounts receivable of $0.1 million.

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

Net cash used in operating activities was $12.6 million for the year ended December 31, 2013, primarily resulting from our net loss of $13.3 million and cash used by changes in our operating assets and liabilities of $0.2 million, partially offset by non-cash charges of $0.9 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had no revenue in the period. Our net non-cash charges during the year ended December 31, 2013 primarily consisted of depreciation expense of $0.4 million and stock-based compensation expense of $0.5 million. Net cash used for changes in our operating assets and liabilities during the year ended December 31, 2013 consisted primarily of a $0.2 million decrease in accrued expenses, which was primarily due to the payment in 2013 of an accrued refund and a $0.2 million decrease in accounts payable, which was due to the timing of vendor invoicing and payments, both partially offset by a decrease in prepaid expenses and other current assets of $0.1 million. The $0.3 million increases recorded in both accounts receivable and deferred revenue during the year ended December 31, 2013 had no impact on our cash position as they were recorded in connection with the same transaction.

Investing activities. Net cash used in investing activities for the year ended December 31, 2015 consisted of cash used to purchase property and equipment of $1.8 million and cash used to purchase marketable securities of

$91.7 million offset by maturities of marketable securities of $54.8 million. Net cash used by investing activities for the year ended December 31, 2014 consisted of cash used to purchase property and equipment of $1.3 million and cash used to purchase marketable securities of $37.3 million. Net cash used by investing activities for the year ended December 31, 2013 consisted of cash used to purchase property and equipment of $0.4 million. Purchases of property and equipment in 2014 and 2013 consisted primarily of laboratory equipment, inclusive of building a clean room, which we commenced in 2013.

Financing activities. Net cash provided by financing activities for 2015 was $65.7 million and consisted primarily of proceeds of $65.6 million, net of underwriting discounts and other offering expenses, related to our follow-on offering, $1.5 million (net) in borrowings under our amended 2014 credit facility, proceeds from the exercise of common stock options of $0.2 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.2 million partially offset by repayment of $1.5 million of outstanding principal under our 2014 credit facility, payments of $0.8 million for insurance costs financed by a third party. Net cash provided by financing activities for 2014 was $79.0 million and consisted primarily of proceeds of $69.5 million, net of underwriters discount related to our IPO, and $14.9 million from our new credit facility, under which we borrowed $15.0 million in aggregate principal amount in April 2014, partially offset by the payment of issuance costs of $3.0 million in connection with our IPO and the repayment of $2.3 million of outstanding principal and other amounts due in connection with our termination of a prior credit facility and repayments of principal prior to our termination of the credit facility. Net cash provided by financing activities for the year ended December 31, 2013 was $6.7 million and consisted primarily of proceeds of $8.5 million from the issuance of our Series D-1 redeemable convertible preferred stock, partially offset by repayments of $1.8 million on our outstanding notes payable.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources focused on the launch of ReSure Sealant, our first FDA-approved product.

We anticipate that our expenses will increase substantially if and as we:

•	pursue the clinical development of our most advanced intracanalicular depot product candidates, DEXTENZA and OTX-TP;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates, including through preclinical development activities associated with our back-of-the-eye program;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for ReSure Sealant and any of our product candidates including DEXTENZA for which we obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and the expected growth in personnel;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	operate as a public company.

We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the level of product sales from ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our intracanalicular depot product candidates, in particular DEXTENZA and OTX-TP;

•	the costs of advancing our internal development efforts for the back-of-the-eye program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

•	the extent to which we choose to establish collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

Since our inception in 2006, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2015, we had federal net operating loss carryforwards of $60.8 million, which begin to expire in 2026, and state net operating loss carryforwards of $50.5 million, which begin to expire in 2029. As of December 31, 2015, we also had federal research and development tax credit carryforwards of $3.0 million and state research and development tax credit carryforwards $1.6 million, which begin to expire in 2026 and 2025, respectively. We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize our tax carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2015 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$1,758	$820	$938	$—	$—
Purchase commitments	3,403	3,266	137	—	—
Manufacturing commitments	1,680	1,260	420	—	—
Debt obligations	19,497	1,301	18,196	—	—

Total	$26,338	$6,647	$19,691	$—	$—

In the table above, we set forth our enforceable and legally binding obligations and future commitments at December 31, 2015, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at December 31, 2015. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

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

In December 2015, we amended the credit facility to increase the aggregate principal amount to $15.6 million to capitalize certain accrued interest. The amended facility provides for monthly, interest-only payments on outstanding borrowings through December 2016. Thereafter, we are required to pay thirty-six consecutive, equal monthly installments of principal and interest through December 1, 2019. There are no financial covenants associated with the credit facility. There are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making investments; and engaging in certain other business transactions. The obligations under the credit facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. The credit facility is secured by substantially all of our assets except for our intellectual property, which is subject to a negative pledge.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the impact that adopting this new guidance will have on the financial statements and footnote disclosure.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03”. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. There was no impact to the financial statements as a result of this change.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This update is effective for annual reporting periods beginning after December 31, 2016, including interim periods within those annual periods, and early adoption is permitted. Accordingly, we elected to early adopt ASU 2015-17 for the year ended December 31, 2015. There was no impact to the financial statements as a result of this change.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2015, we had cash and cash equivalents and marketable securities of $105.1 million, which consisted of money market funds, United States treasury notes and government agency notes. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

As an “emerging growth company,” as defined in the JOBS Act, our independent registered accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Bruce Peacock is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the NASDAQ Global Market.

Item 11.	Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Date: March 10, 2016

OCULAR THERAPEUTIX, INC.

By:	/s/ W. Bradford Smith
W. Bradford Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amarpreet Sawhney, Ph.D. Amarpreet Sawhney, Ph.D.	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2016

/s/ W. Bradford Smith W. Bradford Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2016

/s/ Jaswinder Chadha Jaswinder Chadha	Director	March 10, 2016

/s/ James Garvey James Garvey	Director	March 10, 2016

/s/ Jeff Heier, MD Jeff Heier, MD	Director	March 10, 2016

/s/ Richard L. Lindstrom, M.D. Richard L. Lindstrom, M.D.	Director	March 10, 2016

/s/ William James O’Shea William James O’Shea	Director	March 10, 2016

/s/ Bruce A. Peacock Bruce A. Peacock	Director	March 10, 2016

/s/ Charles Warden Charles Warden	Director	March 10, 2016

OCULAR THERAPEUTIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocular Therapeutix, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Ocular Therapeutix, Inc. at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2016

OCULAR THERAPEUTIX, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$30,784	$37,393
Marketable securities	74,280	37,435
Accounts receivable	193	329
Inventory	134	133
Prepaid expenses and other current assets	1,592	893

Total current assets	106,983	76,183
Property and equipment, net	3,095	1,782
Restricted cash	228	228

Total assets	$110,306	$78,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,957	$1,316
Accrued expenses and deferred rent	3,379	3,016
Deferred revenue	42	188
Notes payable, net of discount, current	—	1,354

Total current liabilities	5,378	5,874
Deferred rent, long-term	68	112
Notes payable, net of discount, long-term	15,272	13,511

Total liabilities	20,718	19,497

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2015 and 2014; no shares issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2015 and 2014; 24,750,281 and 21,333,507 shares issued and outstanding at December 31, 2015 and 2014, respectively	2	2
Additional paid-in capital	218,830	148,122
Accumulated deficit	(129,176)	(89,428)
Accumulated other comprehensive loss	(68)	—

Total stockholders’ equity	89,588	58,696

Total liabilities and stockholders’ equity	$110,306	$78,193

The accompanying notes are an integral part of these financial statements.

OCULAR THERAPEUTIX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Product revenue	$1,354	$460	$—
Collaboration revenue	396	312	—

Total revenue	1,750	772	—

Operating expenses:
Cost of product revenue	319	91	—
Research and development	26,611	18,880	10,517
Selling and marketing	3,852	1,982	625
General and administrative	9,165	6,913	1,761

Total operating expenses	39,947	27,866	12,903

Loss from operations	(38,197)	(27,094)	(12,903)

Other income (expense):
Interest income	166	7	13
Interest expense	(1,724)	(1,119)	(441)
Other income (expense), net	7	(442)	14

Total other expense, net	(1,551)	(1,554)	(414)

Net loss	(39,748)	(28,648)	(13,317)
Accretion of redeemable convertible preferred stock to redemption value	—	(11)	(27)

Net loss attributable to common stockholders	$(39,748)	$(28,659)	$(13,344)

Net loss per share attributable to common stockholders, basic and diluted	$(1.71)	$(2.69)	$(5.11)

Weighted average common shares outstanding, basic and diluted	23,244,162	10,652,865	2,609,020

Comprehensive loss:
Net loss	$(39,748)	$(28,648)	$(13,317)

Other comprehensive loss:
Unrealized loss on marketable securities	(68)	—	—

Total other comprehensive loss	(68)	—	—

Total comprehensive loss	$(39,816)	$(28,648)	$(13,317)

The accompanying notes are an integral part of these financial statements.

OCULAR THERAPEUTIX, INC.

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A, B, C, D and D-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balances at December 31, 2012	30,008,853	$65,823	2,558,053	$—	$852	$(47,463)	$—	$(46,611)
Issuance of Series D-1 redeemable convertible preferred stock, net of issuance costs of $6	2,833,334	8,494	—	—	—	—	—	—
Issuance of restricted common stock	—	—	100,378	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	18,217	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	476	—	—	476
Accretion of redeemable convertible preferred stock to redemption value	—	27	—	—	(27)	—	—	(27)
Net loss	—	—	—	—	—	(13,317)	—	(13,317)

Balances at December 31, 2013	32,842,187	74,344	2,676,648	—	1,308	(60,780)	—	(59,472)
Issuance of common stock and restricted common stock	—	—	148,227	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	44,094	—	35	—	—	35
Issuance of common stock in connection with employee stock purchase plan	—	—	5,395	—	64	—	—	64
Issuance of common stock in payment of consultant fees	—	—	79,545	—	699	—	—	699
Issuance of common stock in payment of licensing fees	—	—	189,393	—	1,665	—	—	1,665
Accretion of redeemable convertible preferred stock to redemption value	—	11	—	—	(11)	—	—	(11)
Issuance of common stock upon initial public offering	—	—	5,750,000	1	69,517	—	—	69,518
Issuance costs	—	—	—	—	(3,113)	—	—	(3,113)
Conversion of preferred stock to common stock	(32,842,187)	(74,355)	12,440,205	1	74,354	—	—	74,355
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	960	—	—	960
Stock-based compensation expense	—	—	—	—	2,644	—	—	2,644
Net loss	—	—	—	—	—	(28,648)	—	(28,648)

Balances at December 31, 2014	—	—	21,333,507	2	148,122	(89,428)	—	58,696
Issuance of common stock upon exercise of stock options	—	—	141,848	—	207	—	—	207
Issuance of common stock in connection with employee stock purchase plan	—	—	20,916	—	249	—	—	249
Issuance of common stock upon cashless exercise of warrants	—	—	54,010	—	—	—	—	—
Issuance of common stock upon public offering	—	—	3,200,000	—	66,176	—	—	66,176
Issuance costs	—	—	—	—	(564)	—	—	(564)
Unrealized loss on marketable securities	—	—	—	—	—	—	(68)	(68)
Stock-based compensation expense	—	—	—	—	4,640	—	—	4,640
Net loss	—	—	—	—	—	(39,748)	—	(39,748)

Balances at December 31, 2015	—	$—	24,750,281	$2	$218,830	$(129,176)	$(68)	$89,588

The accompanying notes are an integral part of these financial statements.

OCULAR THERAPEUTIX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(39,748)	$(28,648)	$(13,317)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,640	2,644	476
Licensing and consultant fees paid in common stock	—	2,364	—
Non-cash interest expense	166	103	46
Depreciation and amortization expense	754	547	404
Revaluation of preferred stock warrants	—	380	(14)
Loss on extinguishment of debt	—	57	—
(Gain)/loss on disposal of property and equipment	(3)	4	—
Purchase of premium on marketable securities	(338)	(133)	—
Amortization of premium on marketable securities	283	24	—
Changes in operating assets and liabilities:
Accounts receivable from related party	—	19	26
Accounts receivable	136	(79)	(250)
Prepaid expenses and other current assets	(53)	(36)	118
Inventory	(1)	(133)	—
Accounts payable	348	507	(174)
Accrued expenses and deferred rent	219	1,946	(210)
Deferred revenue	(146)	(62)	250

Net cash used in operating activities	(33,743)	(20,496)	(12,645)

Cash flows from investing activities:
Purchases of property and equipment	(1,778)	(1,260)	(387)
Proceeds from sale of property and equipment	7	—	—
Change in restricted cash	60	—	—
Purchases of marketable securities	(91,684)	(37,326)	—
Proceeds from maturities of marketable securities	54,826	—	—

Net cash used in investing activities	(38,569)	(38,586)	(387)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	8,494
Proceeds from issuance of notes payable and preferred stock warrants	1,897	14,877	—
Proceeds from issuance of public offering, net	66,176	69,518	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	249	64	—
Proceeds from exercise of stock options	207	35	7
Payments of offering costs	(564)	(3,018)	—
Payments of insurance costs financed by a third-party	(762)	(233)	—
Repayment of notes payable	(1,500)	(2,273)	(1,818)

Net cash provided by financing activities	65,703	78,970	6,683

Net increase (decrease) in cash and cash equivalents	(6,609)	19,888	(6,349)
Cash and cash equivalents at beginning of period	37,393	17,505	23,854

Cash and cash equivalents at end of period	$30,784	$37,393	$17,505

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,251	$844	$289
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$11	$27
Conversion of redeemable convertible preferred stock to common stock	$—	$74,354	$—
Conversion of warrants for redeemable convertible preferred stock to warrants for common stock	$—	$960	$—
Additions to property and equipment included in accounts payable at balance sheet dates	$293	$169	$136
Insurance premium financed by a third party	$706	$623	$—
Cashless exercise of warrants	$—	$—	$—
Initial public offering costs included in accounts payable	$—	$95	$—

The accompanying notes are an integral part of these financial statements.

OCULAR THERAPEUTIX, INC.

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary hydrogel platform technology. The Company’s bioresorbable hydrogel-based product candidates are designed to provide sustained delivery of therapeutic agents to the eye. Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of its products and product candidates and building the initial sales and marketing infrastructure for the commercialization of the Company’s approved product and product candidates.

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

As of December 31, 2015, the Company’s lead product candidates were in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company does not expect to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations. If the Company is unable to raise capital when needed or on attractive terms, the Company could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. The Company believes that its existing cash and cash equivalents and marketable securities will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2017.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

On July 30, 2014, the Company completed an initial public offering (“IPO”) of its common stock through the issuance and sale of 5,000,000 shares of its common stock at a public offering price of $13.00 per share, resulting in net proceeds of $57,337 after deducting underwriting discounts and other offering costs. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into 12,440,205 shares of the Company’s common stock and all outstanding warrants for the Company’s redeemable convertible preferred stock were automatically converted into warrants for the Company’s common stock. In August 2014, the underwriters of the Company’s IPO exercised their over-allotment option to purchase an additional 750,000 shares of common stock at the initial public offering price of $13.00 per share, less underwriting discounts, resulting in additional net proceeds of $9,068 after deducting underwriting discounts (Note 10).

In June 2015, the Company completed a follow-on offering of its common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by the Company and 1,400,000 shares were sold by certain stockholders of the Company, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds from the follow-on offering of $65,612 after deducting underwriting discounts and other offering expenses (Note 10).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, including clinical trials, and the valuation of common stock and stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

Prior to approval by the Food and Drug Administration (“FDA”) or other regulatory agencies of the Company’s products, the Company expenses inventory costs in the period incurred as research and development expenses. After such time as the product receives approval, the Company begins to capitalize the inventory costs related to the product. Inventory costs totaling $51 were expensed during the year ended December 31, 2013 prior to obtaining FDA approval of ReSure Sealant. The Company also reviews its inventories for potential obsolescence.

Inventory consisted of the following:

	December 31,
	2015	2014
Raw materials	$75	$95
Work-in-process	41	32
Finished goods	18	6

	$134	$133

Restricted Cash

As of December 31, 2014, the Company held a certificate of deposit to collateralize a credit card account with its bank of $60. This amount is included in prepaid expenses and other current assets on the Company’s balance sheet. In 2015, the security deposit to collateralize this credit card account was released and there is no longer an outstanding balance as of December 31, 2015. As of December 31, 2015 and 2014, the Company also held a certificate of deposit of $228, which is a security deposit for the lease of the Company’s corporate headquarters. The Company has classified this as long-term restricted cash on its balance sheet.

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

The Company’s cash equivalents, marketable securities and its preferred stock warrant liabilities are carried at fair value determined according to the fair value hierarchy described above (Note 3). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities. At December 31, 2014, the carrying value of the Company’s outstanding notes payable (Note 7) approximates fair value (a level 2 fair value measurement), as estimated by the Company using a discounted cash flow analysis, reflecting discount rates currently available to the Company. At December 31, 2015, the carrying value of the Company’s outstanding notes payable (Note 7) approximates fair value, reflecting discount rates currently available to the Company.

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

At December 31, 2015, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$44,587	$—	$(53)	$44,534
Agency bonds	29,761	—	(15)	29,746

Total	$74,348	$—	$(68)	$74,280

At December 31, 2014, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$10,026	$—	$—	$10,026
Agency bonds	27,409	—	—	27,409

Total	$37,435	$—	$—	$37,435

At December 31, 2015, marketable securities consisted of investments that mature within one year.

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

Research and Development Costs

Research and development costs are expensed as incurred. Included in research and development expenses are salaries, stock-based compensation and benefits of employees and other operational costs related to the Company’s research and development activities, including external costs of outside vendors engaged to conduct preclinical studies and clinical trials, manufacturing costs of the Company’s products prior to regulatory approval, costs related to collaboration agreements and facility-related expenses.

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies both inside and outside of the United States. Certain of these agreements have cancellation clauses, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on advancing its bioresorbable hydrogel-based product candidates for the sustained delivery of therapeutic agents, specifically for ophthalmology. All tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2015, comprehensive loss included a $68 unrealized loss on marketable securities. For the years ended December 31, 2014 and 2013, there was no difference between net loss and comprehensive loss.

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

The Company’s Redeemable Preferred Stock outstanding prior to the IPO, contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Similarly, restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013.

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosure.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”)”. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. There was no impact to the financial statements as a result of this change.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This update is effective for annual reporting periods beginning after December 31, 2016, including interim periods within those annual periods, and early adoption is permitted. Accordingly, the Company elected to early adopt ASU 2015-17 for the year ended December 31, 2015. There was no impact to the financial statements as a result of this change.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$29,879	$—	$29,879
Marketable securities:
United States treasury notes	—	44,534	—	44,534
Agency bonds	—	29,746	—	29,746

Total	$—	$104,159	$—	$104,159

	Fair Value Measurements as of December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$29,103	$—	$29,103
Agency bonds	—	7,599	—	7,599
Marketable securities:
United States treasury notes	—	10,026	—	10,026
Agency bonds	—	27,409	—	27,409

Total	$—	$74,137	$—	$74,137

During the years ended December 31, 2015, 2014 and 2013, there were no transfers between Level 1, Level 2 and Level 3.

The warrant liability was comprised of the values of warrants for the purchase of Series A, B and D redeemable convertible preferred stock and was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the redeemable convertible preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporated assumptions and estimates to value the preferred stock warrants. The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Changes in the fair value of the redeemable convertible preferred stock warrants were recognized in the statements of operations for the years ended December 31, 2014 and 2013. Upon the closing of our IPO in July 2014, the Company’s outstanding preferred stock warrants were converted to warrants for the purchase of shares of common stock. (Note 8)

Related to the valuation of the warrants, the quantitative elements associated with the Company’s Level 3 inputs impacting fair value measurement included the fair value per share of the underlying Series A, Series B and Series D redeemable convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, and expected volatility of the price of the underlying preferred stock. The Company determined the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its redeemable convertible preferred stock as well as additional factors that the Company deemed relevant. The Company historically had been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends.

The following table provides a rollforward of the aggregate fair values of the Company’s preferred stock warrants for which fair value was determined by level 3 inputs:

Balance, January 1, 2013	$268
Decrease in fair value	(14)

Balance, December 31, 2013	254
Issuance of Series D-1 warrants	326
Increase in fair value	380
Conversion of preferred stock warrants to common stock warrants (Note 8)	(960)

Balance, December 31, 2014	$—

4. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2015	2014
Equipment	$3,359	$2,606
Leasehold improvements	894	815
Furniture and fixtures	403	295
Software	54	25
Construction in progress	1,324	262

	6,034	4,003
Less: Accumulated depreciation	(2,939)	(2,221)

	$3,095	$1,782

Depreciation expense was $754, $547 and $404 for the years ended December 31, 2015, 2014 and 2013, respectively.

The construction in progress is related to the build-out of an aseptic manufacturing suite clean room.

5. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2015	2014
Accrued payroll and related expenses	$1,582	$1,495
Accrued professional fees	471	338
Accrued research and development expenses	430	540
Accrued insurance	389	389
Accrued other	507	254

	$3,379	$3,016

6. Feasibility Agreement

The Company had a feasibility agreement with a biopharmaceutical company entered into in 2013. Under this agreement, the biopharmaceutical company agreed to pay up to $500 for completing certain tasks and achieving certain milestones. In the event that the agreement was terminated in advance of the completion of the tasks or achievement of the milestones, the Company would have been required to refund portions of the amounts received, based on the actual work completed or milestones achieved as of the date of termination. In 2014, the Company completed the tasks related to the first milestone at which time $250 became non-refundable, therefore the Company recorded revenue of $250. The biopharmaceutical company has indicated that they will not proceed with the second phase of the agreement. The Company does not have any further obligations in connection with this agreement and no further payments will be received.

In October 2014, the Company entered into a feasibility agreement with a biotechnology company. Under this agreement, the biotechnology company will pay up to $700, of which $250 was a non-refundable payment due upon contract execution and $450 will be due upon the achievement of certain milestones. The Company recognizes the total expected payments under the contract which include only the non-refundable payments on a straight-line basis over the estimated performance period. If and when a contingent milestone payment is earned, the additional consideration to be received is added to the total expected payments under the contract to be recognized over the estimated performance period. During 2015, management reevaluated and revised the estimated development period to extend through March 2016. In January 2015, the first milestone under the feasibility agreement was achieved triggering a non-refundable payment due of $250. The Company recognized revenue of $396 and $63 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company has deferred revenue of $42 and no accounts receivable related to this agreement. As of December 31, 2014, the Company had deferred revenue of $188 and accounts receivable of $250 related to this agreement.

7. Notes Payable

The Company entered into a credit and security agreement in 2014 (the “2014 Credit Facility”) which had a total borrowing capacity of $15,000 which was fully drawn down. As part of the 2014 Credit Facility a previously outstanding credit agreement issued in 2011 (the “2011 Credit Facility”) was terminated. Additional capacity of $5,000 available to be drawn down under the 2014 Credit Facility was not drawn down and this additional capacity is no longer available to the Company. Promissory notes issued under the 2014 Credit Facility were to mature on April 1, 2018 and were collateralized by substantially all of the Company’s personal property, other than its intellectual property. There were no financial covenants associated with the 2014 Credit Facility; however, there were negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the 2014 Credit Facility were subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.

The Company was obligated to make monthly, interest-only payments until September 30, 2015 and, thereafter, to pay 30 consecutive, equal monthly installments of principal from October 1, 2015 through March 1, 2018 plus interest. The loan under the 2014 Credit Facility bears interest at an annual rate of 8.25%. In addition, a final payment equal to 3.75% of amounts drawn under the 2014 Credit Facility was due upon its maturity date. This amount was being accreted to the carrying value of the debt, using the effective interest method. In connection with the draw-down in 2014, the lenders received warrants to purchase 100,000 shares of the Company’s Series D-1 redeemable convertible preferred stock with an exercise price of $3.00 per share, which are exercisable until April 2021. The fair value of the warrants as of the issuance date totaling $326 was recorded as a preferred stock warrant liability. Of this amount, $290 was allocated to the 2014 Credit Facility and recorded as debt discount and $36 was allocated to the 2011 Credit Facility and recorded as loss on extinguishment of debt (see below). The effective annual interest rate of the outstanding debt under the 2014 Credit Facility was 11%.

The terms of the 2014 Credit Facility required that the existing outstanding borrowings be repaid. Accordingly, on April 17, 2014, the Company repaid $1,898 then due under the 2011 Credit Facility, consisting of $1,667 of principal, $6 of interest and $225 of a final payment. The Company accounted for the termination of the 2011 Credit Facility as an extinguishment in accordance with the guidance in ASC 470-50, Debt. The total amount of unamortized debt discount of $10 was reflected as a loss on extinguishment of debt and included in other expense within the statements of operations and comprehensive loss in 2014. Additionally, fees paid to the lenders that were allocated to the existing debt and treated as an extinguishment, inclusive of the value of warrants issued and debt issuance costs paid, totaling $47, were also reflected as a loss on extinguishment of debt included in other expense within the statements of operations and comprehensive loss in 2014.

In December 2015, the 2014 Credit Facility was amended (the “Amended 2014 Credit Facility”) to increase the aggregate principal amount to $15,600 and extend both the interest-only payment period and the maturity date. At the time of the amendment, the Company had $13,500 in outstanding principal. Net proceeds from the amended 2014 Credit Facility were $1,897. The Company is obligated to make monthly interest-only payments under the Amended 2014 Credit Facility until December 31, 2016 and, thereafter, are required to make monthly payments of principal and interest from January 1, 2017 through December 1, 2019. The interest rate under the Amended 2014 Credit Facility is unchanged at an annual rate of 8.25%. In addition, a final payment equal to 3.75% of amounts drawn under the Amended 2014 Credit Facility is due upon the new maturity date. There are no financial covenants associated with the Amended 2014 Credit Facility and the negative covenants remain unchanged. The Company accounted for the amendment of the Amended 2014 Credit Facility as a modification in accordance with the guidance in ASC 470-50, Debt. Amounts paid to the lenders were recorded as debt discount and a new effective interest rate was established. The effective annual interest rate of the outstanding debt under the Amended 2014 Credit Facility is 10.6%.

As of December 31, 2015, the annual repayment requirements for the Amended 2014 Credit Facility, inclusive of the final payment of $585 due at expiration, were as follows:

Year Ending December 31,	Principal	Interest and Final Payment	Total
2016	$—	$1,301	$1,301
2017	5,200	1,105	6,305
2018	5,200	670	5,870
2019	5,200	821	6,021

	$15,600	$3,897	$19,497

8. Warrants

Upon the closing of our IPO in July 2014, the Company’s outstanding preferred stock warrants for the purchase of 236,836 shares of preferred stock were converted to warrants for the purchase of 89,708 shares of common stock at a weighted average exercise price of $6.32 per share. During the year ended December 31, 2015, warrants for 70,769 shares of common stock were exercised via net share settlement resulting in the issuance of 54,010 shares of common stock as a result of the exercise. Warrants for the purchase of 18,939 shares of common stock remain outstanding at December 31, 2015 at a weighted average exercise price of $7.92 per share.

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

10. Common Stock and Preferred Stock

On July 30, 2014, the Company completed its IPO, which resulted in the sale of 5,000,000 shares of its common stock at a public offering price of $13.00 per share. Upon closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into 12,440,205 shares of common stock. Additionally upon closing the IPO, the Company adopted an amended and restated certificate of incorporation increasing the number of its authorized shares of its common stock to 100,000,000 shares. In conjunction with the IPO and the amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock, $0.0001 par value, all of which is undesignated.

On August 19, 2014, the Company completed the sale of an additional 750,000 shares of common stock at the initial public offering price of $13.00 per share to the underwriters of the Company’s IPO pursuant to the exercise of their over-allotment option. The Company received additional net proceeds of $9,068 after deducting underwriting discounts and offering costs.

In June 2015, the Company completed a follow-on offering of its common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by the Company and 1,400,000 shares were sold by certain stockholders of the Company, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds from the follow-on offering of $65,612 after deducting underwriting discounts and offering expenses.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

As of December 31, 2015, the Company had reserved 3,777,695 shares of common stock for the exercise of outstanding stock options and the number of shares remaining available for grant under the Company’s 2014 Stock Option Plan, the number of shares available for issuance under the 2014 Employee Stock Purchase Plan (Note 11), and the outstanding warrants to purchase common stock (Note 8).

11. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2014 Plan was 1,336,907 shares of common stock, which was increased to 2,126,907 on January 1, 2015. The number of shares reserved for issuance may be increased by the number of shares under the 2006 Stock Option Plan (the “2006 Plan”) that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. As of December 31, 2015, 1,437,146 shares remained available for issuance under the 2014 Plan.

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

During the years ended December 31, 2015, 2014 and 2013, the Company granted options to purchase 680,231, 753,886 and 357,152 shares of common stock, respectively, to certain employees, consultants and directors. The vesting of most of these awards is time-based and the restrictions typically lapse over three to four years.

2014 Employee Stock Purchase Plan

The Company’s has a 2014 Employee Stock Purchase Plan (the “ESPP”) with a total of 207,402 shares of common stock reserved for issuance under this plan which increased to 232,402 shares of common stock on January 1, 2015. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. During the years ended December 31, 2015 and 2014, 20,916 and 5,395 shares, respectively were issued under the plan. As of December 31, 2015, 206,091 shares of common stock remain available for issuance.

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

As of December 31, 2015, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 6,195 shares of common stock.

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.67%	2.24%	1.23%
Expected term (in years)	6.00	5.96	5.38
Expected volatility	71.1%	76.5%	74.6%
Expected dividend yield	0%	0%	0%

The following table summarizes the Company’s stock option activity:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding as of December 31, 2014	1,611,991	$5.24	6.5	$29,464
Granted	680,231	28.47
Exercised	(141,848)	1.46
Forfeited	(34,855)	16.61

Outstanding as of December 31, 2015	2,115,519	$12.78	6.9	$5,897

Options vested and expected to vest as of December 31, 2015	2,078,345	$12.57	6.84	$5,872

Options exercisable as of December 31, 2015	1,064,373	$7.05	5.7	$4,984

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $3,192, $323 and $38 during the years ended December 31, 2015, 2014 and 2013, respectively.

The weighted average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2015, 2014 and 2013 was $18.12, $6.55 and $1.51 per share, respectively.

Restricted Common Stock

The 2006 and 2014 Plans provide for the award of restricted common stock. The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The table below summarizes the Company’s restricted stock activity in 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock as of December 31, 2014	28,437	$8.80
Issued	—	$—
Vested	(28,437)	$8.80
Forfeited	—	$—

Unvested restricted common stock as of December 31, 2015	—	$8.80

The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock. The aggregate intrinsic value of restricted stock awards that vested during the years ended December 31, 2015, 2014 and 2013 was $265, $1,142 and $278, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options, vesting of restricted common stock and grants of common stock in the following expense categories of its statements of operations:

	Year Ended December 31,
	2015	2014	2013
Research and development	$1,589	$397	$70
Selling and marketing	340	68	22
General and administrative	2,711	2,179	384

	$4,640	$2,644	$476

As of December 31, 2015, the Company had an aggregate of $11,325 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.

12. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(39,748)	$(28,648)	$(13,317)
Accretion of redeemable convertible preferred stock to redemption value	—	(11)	(27)

Net loss attributable to common stockholders	$(39,748)	$(28,659)	$(13,344)

Denominator:
Weighted average common shares outstanding, basic and diluted	23,244,162	10,652,865	2,609,020

Net loss per share attributable to common stockholders, basic and diluted	$(1.71)	$(2.69)	$(5.11)

The Company excluded the following common stock equivalents, outstanding as of December 31, 2015, 2014 and 2013, from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	December 31,
	2015	2014	2013
Options to purchase common stock	2,115,519	1,611,991	924,132
Non-vested restricted common stock	—	28,437	—
Warrants for the purchase of redeemable convertible preferred stock	—	—	51,830
Warrants for the purchase of common stock	18,939	89,708	—
Redeemable convertible preferred stock (as converted to common stock)	—	—	12,440,205

	2,134,458	1,730,136	13,416,167

13. Commitments and Contingencies

Leases

The Company leases office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under non-cancelable operating leases that expire in June 2017 and June 2018.

Future minimum lease payments for its operating leases as of December 31, 2015 are as follows:

Years Ending December 31,
2016	$820
2017	676
2018	262

Total	$1,758

During the years ended December 31, 2015, 2014 and 2013, the Company recognized $778, $649 and $448, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 16) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through December 31, 2015, royalties payable under this agreement related to product sales were not material.

On February 12, 2014, the Company issued to Incept 189,393 shares of its common stock in connection with the expansion of the scope of the license to include back of the eye technology held by Incept (Note 16).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2015.

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

14. Income Taxes

During the years ended December 31, 2015, 2014 and 2013, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Federal and state research and development tax credit	(3.1)	(2.5)	(6.6)
State taxes, net of federal benefit	(2.0)	(4.6)	(4.8)
Stock-based compensation	1.2	1.6	1.3
Other	(0.2)	0.8	—
Change in deferred tax asset valuation allowance	38.1	38.7	44.1

Effective income tax rate	0.0%	0.0%	0.0%

Net deferred tax assets consisted of the following:

	December 31,
	2015	2014
Net operating loss carryforwards	$22,554	$15,243
Research and development tax credit carryforwards	4,052	2,582
Capitalized start-up costs	1,915	2,204
Capitalized research and development expenses, net	21,357	15,746
Accrued expenses and other temporary differences	2,091	1,050

Total gross deferred tax assets	51,969	36,825
Valuation allowance	(51,969)	(36,825)

Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2015, 2014 and 2013 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
	2015	2014	2013
Valuation allowance as of beginning of year	$36,825	$25,776	$19,815
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	15,144	11,049	5,961

Valuation allowance as of end of year	$51,969	$36,825	$25,776

As of December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of $60,831 and $50,492, respectively, which begin to expire in 2026 and 2029, respectively. Included in the federal and state net operating loss carryforwards are approximately $1,876 of deductions related to the exercise of stock options for which the tax benefit will be realized when it results in the reduction of cash income tax in accordance with ASC 718. As of December 31, 2015, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $2,976 and $1,632, respectively, which begin to expire in 2026 and 2025, respectively. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, including the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2015 and 2014. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2015 or 2014.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31, 2012 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

15. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through December 31, 2015, no contributions have been made to the plan by the Company.

16. Related Party Transactions

The Company has a license agreement with Incept to use and develop certain patent rights that it entered into in 2007. Royalties incurred and payable to Incept have not been material to date. On February 12, 2014, the Company issued 189,393 shares of its common stock to Incept in connection with the expansion of the scope of the Incept License to include back-of-the eye technology held by Incept. The fair value of the shares of $1,665 as of the issuance date was recorded as research and development expense. Incept and certain owners of Incept participated in the Company’s Series A, Series B and Series C preferred stock financing and have also been granted shares of common stock and redeemable convertible preferred stock of the Company. In addition, certain employees of the Company are shareholders of Incept. The Company’s President and Chief Executive Officer is a general partner of Incept.

On February 12, 2014, the Company issued 79,545 shares of common stock to a former member of the Company’s board of directors and current stockholder of Incept for consulting services rendered. The fair value of the shares of $699 as of the issuance date was recorded as general and administrative expense.

During the years ended December 31, 2015, 2014 and 2013, the Company invoiced Augmenix, Inc. (“Augmenix”) $4, $82 and $232, respectively, for consulting and other services. During the years ended December 31, 2015, 2014 and 2013, Augmenix invoiced the Company $0, $27 and $0 for legal fees paid by Augmenix on behalf of the Company. During the years ended December 31, 2015, 2014 and 2013, Augmenix invoiced the Company $0, $0 and $14 respectively, for consulting services. Certain shareholders of Augmenix were holders of the Company’s redeemable convertible preferred stock and common stock which is now entirely common stock. In addition, certain employees of the Company are shareholders of Augmenix. The Company’s President and Chief Executive Officer was also the Chief Executive Officer of Augmenix up until April 2014 and is currently the Chairman of the board of directors of Augmenix.

17. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar 31, 2014
Statements of Operations Data:
Product revenue	$394	$388	$334	$238	$193	$143	$97	$27
Collaboration revenue	42	41	125	188	312	—	—	—
Revenue	436	429	459	426	505	143	97	27
Loss from operations	(10,275)	(11,174)	(9,635)	(7,113)	(7,547)	(6,776)	(5,946)	(6,825)
Net loss	(10,637)	(11,524)	(10,009)	(7,578)	(7,954)	(7,294)	(6,392)	(7,008)
Net loss attributable to common stockholders	(10,637)	(11,524)	(10,009)	(7,578)	(7,954)	(7,294)	(6,397)	(7,014)
Basic and diluted net loss attributable to common stockholders per share	$(0.43)	$(0.47)	$(0.45)	$(0.35)	$(0.37)	$(0.48)	$(2.10)	$(2.45)

18. Subsequent Event

The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2016, the number of shares available for issuance under the 2014 Plan increased by 990,012.

The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2016, the number of shares available for issuance under the ESPP increased by 123,752.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36554	7/30/2014	3.1

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36554	7/30/2014	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-196932	7/11/2014	4.1

10.1+	2006 Stock Incentive Plan, as amended	S-1	333-196932	6/20/2014	10.1

10.2+	Form of Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.2

10.3+	Form of Restricted Stock Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.3

10.4+	2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.4

10.5+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.5

10.6+	Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.6

10.7+	Form of Restricted Stock Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.7

10.8†	Amended and Restated License Agreement, dated January 27, 2012, between the Registrant and Incept LLC	S-1	333-196932	6/20/2014	10.8

10.9	Lease Agreement dated September 2, 2009, by and between the Registrant and RAR2-Crosby Corporate Center QRS, Inc., as amended.	S-1	333-196932	6/20/2014	10.9

10.10+	2014 Employee Stock Purchase Plan	S-1/A	333-196932	7/11/2014	10.10

10.11	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-196932	6/20/2014	10.12

10.12+	Amended and Restated Employment Agreement, dated June 24, 2014, by and between the Registrant and Amarpreet S. Sawhney, Ph.D.	S-1/A	333-196932	7/11/2014	10.13

10.13+	Employment Agreement, dated June 24, 2014, by and between the Registrant and W. Bradford Smith	S-1/A	333-196932	7/11/2014	10.14

10.14+	Employment Agreement, dated June 19, 2014, by and between the Registrant and James Fortune	S-1/A	333-196932	7/11/2014	10.15

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.15+	Employment Agreement, dated July 3, 2014, by and between the Registrant and Eric Ankerud	S-1/A	333-196932	7/11/2014	10.16

10.16	Amended and Restated Credit and Security Agreement, by and among Midcap Funding III Trust, Silicon Valley Bank, Flexpoint MCLS SPV LLC, and the Registrant	8-K	001-36554	12/9/2015	10.1

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.