Form 10-Q
period 2016-03-31
OCULAR THERAPEUTIX, INC
filed 2016-05-10
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 1, 2016, there were 24,766,409 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our plans to develop and commercialize our product candidates based on our proprietary bioresorbable hydrogel technology platform;

•	our ongoing and planned clinical trials, including our third Phase 3 clinical trial of DEXTENZA™, also referred to as OTX-DP for the treatment of post-surgical ocular inflammation and pain, our Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis, our Phase 2 clinical trial of DEXTENZA for inflammatory dry eye disease and our Phase 2b clinical trial and additional clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension;

•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for DEXTENZA,, including the New Drug Application we submitted to the U.S. Food and Drug Administration, or FDA, for the treatment of post-surgical ocular pain, OTX-TP and our other product candidates;

•	our commercialization of ReSure Sealant;

•	the potential advantages of ReSure Sealant and our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products and our ability to secure reimbursement for our products;

•	the preclinical development of our intravitreal depot with protein-based or small molecule drugs, including tyrosine kinase inhibitors, or TKIs, for the treatment of wet age-related macular degeneration and other back-of-the-eye diseases;

•	our estimates regarding the potential market opportunity for DEXTENZA, OTX-TP, ReSure Sealant and our other product candidates;

•	our commercialization, marketing and manufacturing plans, capabilities and strategy;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products, including DEXTENZA, for which we obtain marketing approval in the future;

•	our intellectual property position;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements;

•	the impact of government laws and regulations; and

•	our competitive position.

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

Ocular Therapeutix, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$46,212	$30,784
Marketable securities	49,244	74,280
Accounts receivable	227	193
Inventory	127	134
Prepaid expenses and other current assets	1,287	1,592

Total current assets	97,097	106,983
Property and equipment, net	3,107	3,095
Restricted cash	228	228

Total assets	$100,432	$110,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,063	$1,957
Accrued expenses and deferred rent	2,779	3,379
Deferred revenue	—	42
Notes payable, net of discount, current	1,161	—

Total current liabilities	6,003	5,378
Deferred rent, long-term	55	68
Notes payable, net of discount, long-term	14,204	15,272

Total liabilities	20,262	20,718

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015, no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2016 and December 31, 2015, 24,758,786 and 24,750,281 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	220,184	218,830
Accumulated deficit	(140,016)	(129,176)
Accumulated other comprehensive loss	—	(68)

Total stockholders’ equity	80,170	89,588

Total liabilities and stockholders’ equity	$100,432	$110,306

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product revenue	$416	$238
Collaboration revenue	42	188

Total revenue	458	426

Costs and operating expenses:
Cost of product revenue	99	56
Research and development	7,073	4,719
Selling and marketing	1,389	870
General and administrative	2,406	1,894

Total costs and operating expenses	10,967	7,539

Loss from operations	(10,509)	(7,113)

Other income (expense):
Interest income	87	40
Interest expense	(418)	(505)

Total other expense, net	(331)	(465)

Net loss	$(10,840)	$(7,578)

Net loss per share, basic and diluted	$(0.44)	$(0.35)

Weighted average common shares outstanding, basic and diluted	24,751,682	21,362,731

Comprehensive loss:
Net loss	$(10,840)	$(7,578)
Other comprehensive income:
Unrealized gains on marketable securities	68	—

Total other comprehensive income	68	—

Total comprehensive loss	$(10,772)	$(7,578)

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,840)	$(7,578)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,349	921
Non-cash interest expense	35	37
Depreciation and amortization expense	205	173
Purchase discount on marketable securities	—	17
Amortization of premium on marketable securities, net	104	18
Changes in operating assets and liabilities:
Accounts receivable	(34)	(23)
Prepaid expenses and other current assets	305	170
Inventory	7	(25)
Accounts payable	79	153
Accrued expenses and deferred rent	(424)	(804)
Deferred revenue	(42)	62

Net cash used in operating activities	(9,256)	(6,879)

Cash flows from investing activities:
Purchases of property and equipment	(127)	(354)
Purchases of investments	—	(17,500)
Maturities of investments	25,000	—

Net cash provided by (used in) investing activities	24,873	(17,854)

Cash flows from financing activities:
Proceeds from exercise of common stock options	5	34
Payments of insurance costs financed by a third-party	(194)	(171)

Net cash used in financing activities	(189)	(137)

Net increase (decrease) in cash and cash equivalents	15,428	(24,870)
Cash and cash equivalents at beginning of period	30,784	37,393

Cash and cash equivalents at end of period	$46,212	$12,523

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$109	$5

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

As of March 31, 2016, the Company’s lead product candidates were in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company does not expect to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations. If the Company is unable to raise capital when needed or on attractive terms, the Company could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. The Company believes that its existing cash and cash equivalents and marketable securities will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2017.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The balance sheet at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2016 and results of operations and cash flows for the three months ended March 31, 2016 and 2015 have been made. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

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

The Company’s cash equivalents and marketable securities at March 31, 2016 and December 31, 2015, were carried at fair value determined according to the fair value hierarchy described above (see Note 3). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s outstanding notes payable (see Note 7) approximates fair value reflecting interest rates currently available to the Company.

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

At March 31, 2016, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$37,030	$7	$(7)	$37,030
Agency bonds	12,214	—	—	12,214

Total	$49,244	$7	$(7)	$49,244

At December 31, 2015, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$44,587	$—	$(53)	$44,534
Agency bonds	29,761	—	(15)	29,746

Total	$74,348	$—	$(68)	$74,280

At March 31, 2016, marketable securities consisted of investments that mature within one year.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, unvested restricted common shares and common stock warrants, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The Company reported a net loss for the three months ended March 31, 2016 and 2015. The following common stock equivalents outstanding as of March 31, 2016 and 2015 were excluded from the computation of diluted net loss per share for the three months ended March 31, 2016 and 2015, because they had an anti-dilutive impact:

	As of March 31,
	2016	2015
Options to purchase common stock	2,958,669	2,151,729
Non-vested restricted stock	—	21,328
Warrants for the purchase of common stock	18,939	18,939

Total options, warrants and restricted stock	2,977,608	2,191,996

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosure.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments in this update will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In April 2016, the FASB, issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606),(“ASU 2016-10”) which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09. ASU 2016-10 identifies performance obligations and provides licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU No. 2014-09. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those periods. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$45,967	$—	$45,967
Marketable securities:
United States treasury notes	—	37,030	—	37,030
Agency bonds	—	12,214	—	12,214

Total	$—	$95,211	$—	$95,211

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$29,879	$—	$29,879
Marketable securities:
United States treasury notes	—	44,534	—	44,534
Agency bonds	—	29,746	—	29,746

Total	$—	$104,159	$—	$104,159

4. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
Accrued payroll and related expenses	$729	$1,582
Accrued professional fees	788	471
Accrued research and development expenses	506	430
Accrued insurance	194	389
Accrued other	562	507

	$2,779	$3,379

As of March 31, 2016, the Company’s accrued insurance represents premiums for the period from July 2015 through June 2016 which the Company financed with a third-party.

5. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three month periods ended March 31, 2016 or 2015. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2016 and December 31, 2015, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2016 or December 31, 2015. As of March 31, 2016 and December 31, 2015, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

6. Feasibility Agreements

The Company has a feasibility agreement with a biotechnology company, entered into in 2014. Under this agreement, the biotechnology company will pay up to $700, of which $250 was a non-refundable payment due upon contract execution and $450 is due upon the achievement of certain milestones. The Company recognizes the total expected payments under the contract which include only the non-refundable payments on a straight-line basis over the estimated performance period. If and when a contingent milestone payment is earned, the additional consideration to be received is added to the total expected payments under the contract then recognized over the estimated performance period. In January 2015, the first milestone under the feasibility agreement was achieved triggering a non-refundable payment due of $250 such that the total non-refundable payments being recognized over the estimated performance period is $500. Consideration associated with the final milestone of $200 will be recorded as revenue in the period earned, if applicable, as there will be no additional performance obligations. The Company recognized revenue of $42 and $188 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company has no deferred revenue and as of December 31, 2015 has deferred revenue of $42.

7. Notes Payable

The Company has outstanding borrowings under a credit and security agreement entered into in 2014 and amended in December 2015 (the “Amended 2014 Credit Facility”) totaling $15,600, which is collateralized by substantially all of the Company’s personal property, other than its intellectual property. The Company is obligated to make monthly interest-only payments under the Amended 2014 Credit Facility until December 31, 2016 and, thereafter, is required to make monthly payments of principal and interest from January 1, 2017 through December 1, 2019. The stated interest rate under the Amended 2014 Credit Facility is 8.25%. In addition, a final payment equal to 3.75% of amounts drawn under the Amended 2014 Credit Facility is due upon the new maturity date. The effective annual interest rate of the outstanding debt under the Amended 2014 Credit Facility is 10.6%.

There are no financial covenants associated with the Amended 2014 Credit Facility; however, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Amended 2014 Credit Facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.

As of March 31, 2016, the annual repayment requirements for the Amended 2014 Credit Facility, inclusive of the final payment of $585 due at expiration, were as follows:

Year Ending December 31,	Principal	Interest and Final Payment	Total
2016	$—	$983	$983
2017	5,200	1,105	6,305
2018	5,200	670	5,870
2019	5,200	820	6,020

	$15,600	$3,578	$19,178

8. Common Stock and Preferred Stock

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

9. Warrants

Warrants for the purchase of 18,939 shares of common stock remain outstanding at March 31, 2016 at a weighted average exercise price of $7.92 per share and expiration date of April 17, 2021. No warrants were exercised during the three months ended March 31, 2016.

10. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors. On January 1, 2016, the number of shares available for issuance under the 2014 Plan increased by 990,012. As of March 31, 2016, 1,575,503 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors. On January 1, 2016, the number of shares available for issuance under the 2014 Plan increased by 123,752. As of March 31, 2016, 329,843 shares remained available for issuance under the ESPP.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended March 31,
	2016	2015
Research and development	$453	$302
Selling and marketing	107	63
General and administrative	789	556

	$1,349	$921

As of March 31, 2016, the Company had an aggregate of $13,318 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.84 years.

As of March 31, 2016, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 5,800 shares of common stock.

11. Commitments and Contingencies

Leases

The Company leases office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under non-cancelable operating leases that expire in June 2017 and June 2018.

Future minimum lease payments for its operating leases as of March 31, 2016 are as follows:

Years Ending December 31,
2016	$617
2017	676
2018	262

Total	$1,555

During the three months ended March 31, 2016 and 2015, the Company recognized $191 and $195, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 12) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through March 31, 2016, royalties paid under this agreement related to product sales were $55.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2015 or March 31, 2016.

Purchase Commitments

Purchase commitments represent non-cancelable contractual commitments associated with certain clinical trial activities within the clinical research organization.

Manufacturing Commitments

Manufacturing contracts generally provide for termination on notice, and therefore are cancelable contracts but are contracts that the Company is likely to continue, regardless of the fact that they are cancelable.

12. Related Party Transactions

The Company has a license agreement with Incept to use and develop certain patent rights that it entered into in 2007. Incept and certain owners of Incept are shareholders of the Company. In addition, certain employees of the Company are shareholders of Incept. The Company’s President and Chief Executive Officer (CEO) is a general partner of Incept.

In April 2014, the Company granted 28,437 shares of restricted common stock to its CEO, which grant was in lieu of $250 of the CEO’s 2015 base salary. During 2015, due to an administrative error, the Company did not appropriately adjust the base salary to reflect this reduction. As a result, the Company paid the full base salary for 2015. Upon discovery of the error, the CEO promptly repaid the full $250 to the Company on April 1, 2016. The Company recorded a reduction to payroll expense in the first quarter of 2016 and a related receivable which is included in prepaid expenses and other current assets as of March 31, 2016. The effect of this error on the statement of operations was considered immaterial for all related periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by the forward-looking statements contained in the following discussion and analysis.

We are a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary hydrogel platform technology. Our bioresorbable hydrogel-based product candidates are designed to provide sustained delivery of therapeutic agents to the eye. Our lead product candidates are DEXTENZA, for the treatment of post-surgical ocular inflammation and pain, allergic conjunctivitis and dry eye, and OTX-TP, for the treatment of glaucoma and ocular hypertension, which are sustained-release, drug-eluting depots that are inserted into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose. Our intracanalicular depots combine our hydrogel technology with U.S. Food and Drug Administration, or FDA, approved therapeutic agents with the goal of providing sustained delivery of drug to the eye. We also have an intravitreal hydrogel depot which is in preclinical development for the treatment of diseases and conditions of the back of the eye including wet age-related macular degeneration, or wet AMD. Our intravitreal depot is designed to be delivered via intravitreal injection to release therapeutic agents, such as antibodies to vascular endothelial growth factor, or VEGF, over a sustained period. In addition to our ongoing product development, we have launched our first commercial product, ReSure Sealant, a hydrogel-based ophthalmic wound sealant approved by the FDA in January 2014 to seal corneal incisions following cataract surgery. ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel-based drug-eluting intracanalicular depot. DEXTENZA is in Phase 3 clinical development for the treatment of post-surgical ocular inflammation and pain, and, in September 2015, we submitted to the FDA a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain. The FDA has accepted the NDA for filing and established a target action date under the Prescription Drug User Fee Act, or PDUFA, of July 24, 2016. We have completed two Phase 3 clinical trials of DEXTENZA for post-surgical ocular inflammation and pain. The data from these two completed Phase 3 clinical trials and a prior Phase 2 clinical trial are being used to support our NDA for post-surgical ocular pain. In October 2015, we initiated a third Phase 3 clinical trial for the treatment of post-surgical ocular inflammation and pain. As of May 3, 2016, we have enrolled 395 patients in this trial out of a total of 436 patients expected to be enrolled. We anticipate having topline efficacy data available from this third trial in the fourth quarter of 2016. If the results of this third trial are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for DEXTENZA for the treatment of post-surgical ocular inflammation. DEXTENZA is also in Phase 3 clinical development for the treatment of allergic conjunctivitis. In October 2015, we announced topline results of our first Phase 3 clinical trial for allergic conjunctivitis. Our second Phase 3 clinical trial for allergic conjunctivitis in is fully enrolled and we expect topline efficacy data by the middle of 2016. Finally, DEXTENZA is in Phase 2 clinical development for the treatment of inflammatory dry eye disease. We announced topline results from an exploratory Phase 2 clinical trial for this indication in December 2015. We plan to meet with the FDA in 2016 to discuss the design of future clinical trials of DEXTENZA for the treatment of dry eye. We are considering as a long term strategy for our dry eye program the use DEXTENZA either as an initial mode of therapy or for the treatment of episodic acute flare-ups of dry eye followed by an intracanalicular depot containing an immunosuppressant drug such as cyclosporine.

If our NDA for DEXTENZA for the treatment of post-surgical ocular pain is approved by the FDA in the third quarter of 2016, we expect to commercially launch this product in the United States. in the first quarter of 2017. We expect to sell DEXTENZA in the United States. through a direct sales force although we may initially use a contract sales organization, or CSO, to hire and deploy this sales force. We may also supplement the sales force with a co-promotional arrangement with another ophthalmology company with an existing sales force. We expect to apply for a transitional pass-through reimbursement code from the Center of Medicare and Medicaid Services, or CMS, for DEXTENZA for the treatment of post-surgical ocular pain. We would expect pass-through reimbursement status to remain in effect for up to three years depending on the timing of when we apply for and receive this code. We expect to submit to CMS for a standard J code for DEXTENZA for the treatment of other indications, including allergic conjunctivitis.

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog that reduces elevated intraocular pressure, or IOP, as its active pharmaceutical ingredient into a hydrogel-based drug-eluting intracanalicular depot. OTX-TP is being developed as a treatment for glaucoma and ocular hypertension. We reported topline results from a Phase 2b clinical trial for this indication in October 2015. We completed End-of-Phase 2 review with the FDA in April 2016 and plan to initiate the first of two Phase 3 clinical trials of OTX-TP in the third quarter of 2016. Based on the feedback from the FDA, the Phase 3 clinical trial design will include an OTX-TP treatment arm and a placebo-controlled comparator arm that will use a non-drug eluting hydrogel-based intracanalicular depot. There will not be a requirement for either a timolol comparator or a validation arm. No eye drops, placebo or active, will be administered in either the treatment or the placebo-controlled arm. The primary efficacy endpoint will be of statistically superior and clinically meaningful reduction of mean IOP from baseline with OTX-TP compared to placebo at all of the nine diurnal time points at day 15, 45 and 90 visits.

In addition to DEXTENZA and OTX-TP, we are engaged in the preclinical development of our intravitreal depot administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our sustained-release hydrogel depot in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs or small molecule anti-angiogenic drugs, such as tyrosine kinase inhibitors, or TKIs, for the treatment of wet age related macular degeneration, or wet AMD. Our initial goal for this program is to provide sustained release of an anti-VEGF drug or a TKI drug over a four to six month period following administration of a bioresorbable hydrogel incorporating the drug by an injection into the vitreous humor, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other back-of-the-eye diseases. We also have a pipeline of earlier stage intracanalicular depot product candidates, including OTX-MP, which has completed a Phase 1 clinical trial evaluating safety and pharmacokinetics in patients following cataract surgery.

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

We have generated limited revenue to date. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant. All of our sustained drug delivery products are in various phases of clinical and preclinical development. We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability. Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP. Since inception, we have incurred significant operating losses. Our net loss was $10.8 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $140.0 million.

Our total operating expenses were $11.0 million for the three months ended March 31, 2016, including $1.3 million in non-cash stock-based compensation expense. We anticipate that our operating expenses will increase substantially as we pursue the clinical development of our most advanced product candidates, DEXTENZA and OTX-TP, continue the research and development of our other product candidates, continue the internal development of our intravitreal hydrogel depot for the sustained delivery of protein-based or small molecule anti-angiogenic drugs, such as anti-VEGF drugs for the treatment of wet AMD and other back-of-the-eye diseases and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to continue to incur substantial additional expenses for product manufacturing, sales, marketing and distribution for our product candidates for which we obtain marketing approval. In addition, we will incur additional costs associated with operating as a public company.

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

Financial Operations Overview

Revenue

From our inception through March 31, 2016, we have generated limited amounts of revenue from the sales of our products. Our ReSure Sealant product received premarket approval, or PMA, from the FDA in January 2014. We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2016. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

In October 2014, we entered into a feasibility agreement with a biotechnology company relating to our intravitreal drug delivery depot. Under this agreement, the biotechnology company has agreed to pay us up to $0.7 million, of which $0.3 million was a non-refundable up-front payment due upon contract execution and $0.4 million will be due upon the achievement of certain milestones. We recognize the total expected payments under the contract which included only the non-refundable payments on a straight-line basis over the estimated performance period. If and when a contingent milestone payment is earned, the additional consideration to be received is added to the total expected payments under the contract and then recognized over the estimated performance period. In January 2015, we achieved the first milestone under the feasibility agreement triggering a payment due of $0.3 million. Through March 31, 2016, we have recognized revenue of $0.5 million related to this agreement. Consideration associated with the final milestone of $0.2 million will be recorded as revenue in the period earned, if applicable, as there will be no additional performance obligations.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
ReSure Sealant	$77	$51
DEXTENZA for post-surgical ocular inflammation and pain	851	661
DEXTENZA for allergic conjunctivitis	1,478	100
DEXTENZA for inflammatory dry eye	41	—
OTX-TP for glaucoma and ocular hypertension	317	554
Unallocated expenses	4,309	3,353

Total research and development expenses	$7,073	$4,719

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs. In addition, we invested in sales and marketing resources in anticipation of an earlier approval of our surgical sealant product in the United States than we ultimately received from the FDA, as a result of a change in designation from a 510(k) to a PMA regulatory path. During the three months ended March 31, 2016 and 2015, we incurred selling and marketing expenses in connection with ReSure Sealant, which we commercialized in the first quarter of 2014.

We expect selling and marketing expenses to increase in preparation for the potential commercial launch of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, subject to approval by the FDA.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. During the three months ended March 31, 2016, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 10, 2016 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	revenue recognition

•	accrued research and development expenses;

•	stock-based compensation; and

•	inventory valuation.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015
	(in thousands)
Revenue:
Product revenue	$416	$238	$178
Collaboration revenue	42	188	(146)

Total revenue	458	426	32

Costs and operating expenses:
Cost of product revenue	99	56	43
Research and development	7,073	4,719	2,354
Selling and marketing	1,389	870	519
General and administrative	2,406	1,894	512

Total costs and operating expenses	10,967	7,539	3,428

Loss from operations	(10,509)	(7,113)	(3,396)

Other income (expense):
Interest income	87	40	47
Interest expense	(418)	(505)	87

Total other expense, net	(331)	(465)	134

Net loss	$(10,840)	$(7,578)	$(3,262)

Revenue

We generated $42,000 of revenue from our feasibility agreements during the three months ended March 31, 2016 compared to $0.2 million for the three months ended March 31, 2015. We generated $0.4 million of revenue during the three months ended March 31, 2016 from sales of our ReSure Sealant product compared to $0.2 million for the three months ended March 31, 2015.

Research and Development Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$77	$51	$26
DEXTENZA for post-surgical ocular inflammation and pain	851	661	190
DEXTENZA for allergic conjunctivitis	1,478	100	1,378
DEXTENZA for inflammatory dry eye	41	—	41
OTX-TP for glaucoma and ocular hypertension	317	554	(237)
Unallocated expenses:
Personnel costs (including stock-based compensation)	2,789	2,187	602
All other costs	1,520	1,166	354

Total research and development expenses	$7,073	$4,719	$2,354

Research and development expenses was $7.1 million for the three months ended March 31, 2016, compared to $4.7 million for the three months ended March 31, 2015. Research and development costs increased by $2.4 million primarily as a result of an increase of $1.4 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of dry eye and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension and an increase of $0.6 million in unallocated personnel costs and $0.4 million in all other costs.

For the three months ended March 31, 2016, we incurred $2.7 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.9 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $1.5 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $41,000 for our DEXTENZA product candidate for the treatment of inflammatory dry eye disease which was in an exploratory Phase 2 clinical trial and $0.3 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 2b clinical trials. In comparison, for the three months ended March 31, 2015, we incurred $1.3 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.7 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $0.1 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which entered Phase 3 clinical trials in the middle of 2015 and $0.6 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 2b clinical trials. Unallocated research and development expense increased $1.0 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due to an increase in personnel costs of $0.6 million due to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense and an increase of $0.4 million due to higher testing and laboratory costs.

Selling and Marketing Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015
	(in thousands)
Personnel related (including stock-based compensation)	$596	$343	$253
Professional, advertising and promotion costs	566	406	160
Facility-related and other	227	121	106

Total selling and marketing expenses	$1,389	$870	$519

Selling and marketing expenses were $1.4 million for the three months ended March 31, 2016, compared to $0.9 million for the three months ended March 31, 2015. The increase of $0.5 million was primarily due to an increase of $0.2 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $0.2 million in professional fees including consulting, trade shows and conferences and advertising and promotion costs relating to the ReSure Sealant, and an increase of $0.1 million in facility-related and other costs.

General and Administrative Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015
	(in thousands)
Personnel related (including stock-based compensation)	$1,237	$1,199	$38
Professional, insurance and consultant fees	869	488	381
Facility-related and other	300	207	93

Total general and administrative expenses	$2,406	$1,894	$512

General and administrative expenses were $2.4 million for the three months ended March 31, 2016, compared to $1.9 million for the three months ended March 31, 2015. The increase of $0.5 million was primarily due an increase of $0.4 million in professional, insurance and consultant fees and an increase of $0.1 million in facility-related and other costs. Professional, insurance and consultant fees increased primarily due to an increase in consulting fees of $0.4 million relating to activities to support our operating as a public company including legal and professional services.

Other Income (Expense), Net

Other expense, net was $0.3 million for the three months ended March 31, 2016, compared to $0.5 million for the three months ended March 31, 2015. The decrease was related to an increase in interest income of $47,000 offset by a decrease in interest expense of $0.1 million.

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

Through March 31, 2016, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In July 2014, we closed our IPO, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions, and offering expenses.

As of March 31, 2016, we had cash and cash equivalents and marketable securities of $95.5 million. In April 2014, we borrowed $15.0 million in aggregate principal amount under a new credit facility and used $1.9 million of this amount to repay $1.7 million aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. In December 2015, we amended our credit facility to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019. The outstanding borrowings under this facility bear interest at an annual rate equal to 8.25%. See “—Contractual Obligations and Commitments” for additional information.

Cash Flows

As of March 31, 2016, we had cash and cash equivalents and marketable securities of $95.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash used in operating activities	$(9,256)	$(6,879)
Cash provided by (used in) investing activities	24,873	(17,854)
Cash used in financing activities	(189)	(137)

Net increase (decrease) in cash and cash equivalents	$15,428	$(24,870)

Operating activities. Net cash used in operating activities was $9.3 million for the three months ended March 31, 2016, primarily resulting from our net loss of $10.8 million partially offset by non-cash charges of $1.6 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had minimal product revenue in the period. Our net non-cash charges during the three months ended March 31, 2016 consisted primarily of $1.3 million of stock-based compensation expense. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2016 consisted primarily of a decrease in accounts payable and accrued expenses of $0.3 million and an increase in prepaid expenses and other current assets of $0.3 million. The changes in prepaid expenses and other current assets, accounts payable and accrued expenses were due to increased product development activities and the timing of vendor invoicing and payments.

Net cash used in operating activities was $6.9 million for the three months ended March 31, 2015, primarily resulting from our net loss of $7.6 million and net cash used by changes in our operating assets and liabilities of $0.4 million partially offset by non-cash charges of $1.2 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had minimal product revenue in the period. Our net non-cash charges during the three months ended March 31, 2015 consisted primarily of $0.9 million of stock-based compensation expense. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2015 consisted primarily of a decrease in accounts payable and accrued expenses of $0.7 million and an increase in prepaid expenses and other current assets of $0.2 million. The changes in prepaid expenses and other current assets, accounts payable and accrued expenses was due to timing of vendor invoicing and payments.

Investing activities. Net cash provided by investing activities for the three months ended March 31, 2016 totaled $24.9 million and net cash used in investing activities for the three months ended March 31, 2015 totaled $17.9 million. For the three months ended March 31, 2016, net cash provided is primarily due to the sale of marketable securities of $25.0 million. For the three months ended March 31, 2016, the purchases of property and equipment, primarily laboratory equipment was $0.1 million. For the three months ended March 31, 2015, net cash used is primarily due to the purchase of marketable securities of $17.5 million. For the three months ended March 31, 2015, the purchases of property and equipment, primarily laboratory equipment and additional investment in a manufacturing clean room was $0.4 million.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2016 and 2015 was $0.2 million and $0.1 million, respectively. Net cash used in financing activities for the three months ended March 31, 2016 consisted of payments of $0.2 million for insurance costs financed by a third party and $5,000 from the exercise of common stock options. Net cash used by financing activities for the three months ended March 31, 2015 consisted primarily of payments of insurance costs financed by a third party offset by proceeds from the exercise of common stock options.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources.

We anticipate that our expenses will increase substantially if and as we:

•	pursue the clinical development of our most advanced intracanalicular depot product candidates, DEXTENZA and OTX-TP;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates, including through preclinical development activities associated with our back-of-the-eye program;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for ReSure Sealant and any of our product candidates, including potentially DEXTENZA, for which we obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and the expected growth in personnel;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	operate as a public company.

We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the level of product sales from ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products, including potentially DEXTENZA, for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our intracanalicular depot product candidates, in particular DEXTENZA and OTX-TP;

•	the costs of advancing our internal development efforts for the back-of-the-eye program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

•	the extent to which we choose to establish collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2016 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$1,555	$824	$731	$—	$—
Purchase commitments	3,445	3,445	—	—	—
Manufacturing commitments	1,680	1,680	—	—	—
Debt obligations	19,178	2,596	11,961	4,621	—

Total	$25,858	$8,545	$12,692	$4,621	$—

In the table above, we set forth our enforceable and legally binding obligations and future commitments at March 31, 2016, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at March 31, 2016. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

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

We have an amended credit facility with an aggregate principal amount of $15.6 million that provides for monthly, interest-only payments on outstanding borrowings through December 2016. Thereafter, we are required to pay thirty-six consecutive, equal monthly installments of principal and interest through December 1, 2019. There are no financial covenants associated with the credit facility. There are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making investments; and engaging in certain other business transactions. The obligations under the credit facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. The credit facility is secured by substantially all of our assets except for our intellectual property, which is subject to a negative pledge.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosure.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), or ASU 2016-02. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU 2016-09. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments in this update will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures.

In April 2016, the FASB, issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606),or ASU 2016-10, which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09. ASU 2016-10 identifies performance obligations and provides licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU No.2014-09. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those periods. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2016, we had cash and cash equivalents and marketable securities of $95.5 million, which consisted of money market funds, United States treasury notes and government agency notes. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $28.7 million for the year ended December 31, 2014 and $39.7 million for the year ended December 31, 2015 and $10.8 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $140.0 million. Through March 31, 2016, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In June 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 4,600,000 shares consisting of 3,200,000 shares being sold by us and 1,400,000 shares being sold by certain stockholders of the Company, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and offering costs. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant, which was approved in January 2014 by the U.S. Food and Drug Administration, or FDA, to seal clear corneal incisions following cataract surgery. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, beginning in the first quarter of 2014, commercialization of ReSure Sealant. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially if and as we:

•	pursue the clinical development of our most advanced intracanalicular depot product candidates, DEXTENZA and OTX-TP;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates, including through preclinical development activities associated with our back-of-the-eye program;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for ReSure Sealant and any of our product candidates, including potentially DEXTENZA, for which we may obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and the expected growth in personnel;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	operate as a public company.

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

As of March 31, 2016, we had cash and cash equivalents and marketable securities of $95.5 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the level of product sales from ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products, including potentially DEXTENZA, for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our sustained-release drug delivery product candidates, in particular DEXTENZA and OTX-TP;

•	the costs of advancing our internal development efforts for the back-of-the-eye program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

•	the extent to which we choose to establish collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

We have a significant amount of indebtedness. In April 2014, we entered into a credit facility with Silicon Valley Bank and MidCap Financial SBIC, LP. In December 2015, we amended this facility to increase the aggregate principal amount to $15.6 million and extend both the interest-only payment period and the maturity date. Our obligations under this facility are secured by all of our assets other than our intellectual property. Our intellectual property rights are subject to a negative pledge arrangement under the facility. We could in the future incur additional indebtedness beyond such amounts.

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

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular depot product candidates for diseases and conditions of the front of the eye. In particular, we are investing substantial resources to complete the development of DEXTENZA for post-surgical ocular inflammation and pain, allergic conjunctivitis and dry eye and OTX-TP for glaucoma and ocular hypertension. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing one or both of DEXTENZA and OTX-TP.

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

In general, the FDA requires two adequate and well controlled clinical trials to support the effectiveness of a new drug for marketing approval. In a Phase 2 clinical trial of DEXTENZA that we completed in 2013 in which we were evaluating DEXTENZA for post-surgical ocular inflammation and pain, DEXTENZA did not meet the primary efficacy endpoint for inflammation with statistical significance at the pre-specified time point at day 8. However, we did achieve statistical significance for this inflammation endpoint at days 14 and 30. Accordingly, we measured the primary efficacy endpoint for inflammation in our two completed Phase 3 clinical trials of DEXTENZA at day 14. In the first of these two Phase 3 clinical trials, DEXTENZA met both primary endpoints for post-surgical ocular inflammation and pain with statistical significance. However, in the second Phase 3 clinical trial, DEXTENZA met only one of the two primary efficacy endpoints with statistical significance. In this second trial, DEXTENZA did not meet the primary endpoint relating to absence of inflammatory cells in the study eye at day 14.

According to the trial protocols, the two primary efficacy endpoints in our completed Phase 2 and Phase 3 clinical trials are fixed sequence endpoints. As such, a statistical analysis of the trial results required that we first assess the primary endpoint regarding absence of inflammatory cells in the study eye. The protocol and statistical analysis plan for the trial did not contemplate assessing the primary endpoint regarding absence of pain in the study eye in the event the clinical trial of DEXTENZA did not meet the first primary endpoint with statistical significance. The FDA has informed us that the hierarchy of the two primary endpoints for post- surgical ocular inflammation and pain is applicable in connection with their review of our NDA seeking approval for DEXTENZA for an ocular pain indication. However, the FDA has also informed us that pain endpoints from the Phase 2 and two Phase 3 trials, with respect to which we received favorable data, would support the NDA submission. Therefore, in September 2015, we submitted to the FDA an NDA for DEXTENZA for an ocular pain indication using the existing data from our completed Phase 2 and two Phase 3 clinical trials notwithstanding the FDA’s comment regarding the applicability of the hierarchy of the two primary endpoints in our completed Phase 2 and Phase 3 clinical trials.

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

In our first Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, DEXTENZA met one of the two primary endpoints. DEXTENZA achieved the primary endpoint for ocular itching associated with allergic conjunctivitis but not the primary endpoint for conjunctival redness, in each case measured on day 7 after insertion of the depot. The difference in the mean scores for ocular itching between the DEXTENZA group and the placebo group was greater than 0.5 units on a five point scale at all time points on day 7 post-insertion and was greater than 1.0 unit at a majority of the time points on day 7 post-insertion. The DEXTENZA group did not achieve these pre-specified endpoints on day 7 post-insertion with respect to conjunctival redness. Further, in our prior Phase 2 clinical trial of DEXTENZA in which we were evaluating DEXTENZA for allergic conjunctivitis, DEXTENZA met one of the two primary efficacy measures. The DEXTENZA treatment group achieved a mean difference compared to the vehicle control group of more than 0.5 units on a five point scale on day 14 for all three time points measured in a day for both ocular itching and conjunctival redness. The DEXTENZA group did not achieve a mean difference compared to the vehicle control group of 1.0 unit for the majority of the three time points measured on day 14 for either ocular itching or conjunctival redness. Even if we obtain favorable clinical trial results in our second Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, including meeting both primary efficacy measures, we may not obtain approval for DEXTENZA to treat allergic conjunctivitis or ocular itching associated with allergic conjunctivitis, or the FDA may require that we conduct a third Phase 3 clinical trial.

We designed our Phase 2 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension to assess clinically meaningful response to treatment, and did not power these trials to measure any efficacy endpoints with statistical significance. We reported topline efficacy results from our Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015. In this trial, on day 60 at the 8:00 a.m. time point, the OTX-TP group experienced a mean intraocular pressure lowering effect of 4.7 mmHg, compared with intraocular pressure lowering of 6.4 mmHg for the timolol arm. On day 90 at the 8:00 a.m. time point, the OTX-TP group experienced an intraocular pressure lowering effect of 5.1 mmHg, compared with an intraocular pressure lowering effect of 7.2 mmHg in the timolol arm. We expect that our planned phase 3 clinical trials for OTX-TP, one of which we intend to initiate during the third quarter of 2016, will be powered with an appropriate number of patients to measure with statistical significance the superiority of OTX-TP as compared to a placebo vehicle intracanalicular depot in mean IOP lowering compared with baseline at all of the nine diurnal time points at day 15, 45 and 90 visits. The trial design will not have eye drops, placebo or active, administered in either the treatment or the placebo-controlled arm. However, results from our Phase 2 clinical trials may not necessarily predict a likelihood of achieving our primary endpoint in the Phase 3 clinical trials with statistical significance, including as a result of differences in trial design. If we do not achieve our primary endpoint in the Phase 3 clinical trials with statistical significance, we may not obtain marketing approval for OTX-TP.

In addition, post-hoc analyses that we performed on the results of our completed Phase 2b clinical trial may not be predictive of success in our planned Phase 3 clinical trials. Post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

The success of our intracanalicular depot product candidates is dependent upon retention following insertion and during the course of intended therapy. As such, we continue to conduct non-significant risk, or NSR, studies in the United States for our sustained-release intracanalicular depots in an effort to increase the rate of retention. All NSR studies that we have performed to date have involved placebo vehicle control intracanalicular depots without active drug. If we determine to make any future changes to the design or composition of our depots, such changes could affect the outcome of any subsequent clinical trials using these updated depots. For example, in our Phase 2b clinical trial of OTX-TP, we are using a different version of intracanalicular depot than either of the depots that we used in our Phase 2a clinical trial of OTX-TP. Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP depot that was used in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the two-month version of the depot used in the Phase 2a clinical trial. To achieve this, we modified the design of the OTX-TP depot to enlarge it in order to enable the depot to carry a greater amount of drug. In addition, we incorporated minor structural changes to improve retention rates. In our Phase 2b clinical trials, OTX-TP depots could be visualized in approximately 88% of eyes by the day 60 visit. By the day 90 visit, the ability to visualize OTX-TP had declined to approximately 42% of eyes as the hydrogel softened, liquefied and had either advanced further down in the canaliculus or had cleared through the nasolacrimal duct. We plan to conduct additional non-significant risk studies on additional modified depot designs as we design our Phase 3 trials for OTX-TP. If in our Phase 3 clinical trials the retention rates for our depots are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our sustained-release drug delivery products.

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

If our sustained-release drug delivery product candidates or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our recent Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain, there were two serious adverse events in the DEXTENZA group in each of our two trials, none of which were ocular in nature or considered by the investigator to be related to the study treatment. There was one ocular serious adverse event in the vehicle control group in the two completed Phase 3 clinical trials, which was hypopyon, or inflammatory cells in the anterior chamber. In our earlier Phase 2 clinical trial of DEXTENZA for the same indication, there were three serious adverse events, none of which was considered by the investigator to be related to the study treatment. In the DEXTENZA group of this Phase 2 clinical trial of DEXTENZA, the only adverse event that occurred more than once was reduced visual acuity, which occurred twice. In our two pilot studies of OTX-TP for the treatment of glaucoma and ocular hypertension and our Phase 2a clinical trial of OTX-TP for the same indication, the most common adverse event was inflammatory reaction, which was noted in three patients in our pilot studies and in five patients in our Phase 2a clinical trial. No hyperemia-related adverse events were noted in any of the patients treated with OTX-TP in our Phase 2b clinical trial. Further, there have been no serious adverse events observed to date in the Phase 2b clinical trial. However, a complete analysis of all safety data is pending study completion. All adverse events have been transient in nature and resolved by the end of the applicable trial. However, many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment.

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

For example, because we do not plan to conduct any clinical trials comparing the effectiveness of DEXTENZA directly to currently approved alternative treatments for either post-surgical ocular inflammation and pain or allergic conjunctivitis, it is possible that the market acceptance of DEXTENZA, if it is approved for marketing, could be less than if we had conducted such trials.

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

We have limited experience in the sale, marketing and distribution of drug and device products. To achieve commercial success for ReSure Sealant and any product candidate for which we obtain marketing approval, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We sell ReSure Sealant through a network of independent medical device distributors across the United States. We may determine to build a direct sales force to sell DEXTENZA, if approved for marketing and may initially use a contract sales organization to staff a dedicated team of sales representatives. We may also consider co-promotional arrangements with larger ophthalmology companies. We expect that a direct sales force will be required to effectively market and sell OTX-TP, if approved for marketing. Because we do not plan to determine whether to seek regulatory approval for any of our product candidates outside of the United States until after we receive regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our product candidates in any international markets. If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval. These may include independent distributors, pharmaceutical companies or our own direct sales organization.

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

ReSure Sealant or any product candidate for which we obtain marketing approval in the United States or in other countries may not be considered medically reasonable and necessary for a specific indication, may not be considered cost-effective by third-party payors, coverage and an adequate level of reimbursement may not be available, and reimbursement policies of third-party payors may adversely affect our ability to sell our product candidates profitably. ReSure Sealant is not separately reimbursed when used as part of a cataract surgery procedure, which could limit the degree of market acceptance of this product by surgeons. In addition, while DEXTENZA may be considered a post-surgical product in the same fashion as eye drops, if it receives marketing approval, it may instead be categorized as an intra-operative product. If DEXTENZA is categorized as an intra-operative product, it will not be subject to separate reimbursement, which could likewise limit its market acceptance.

We expect to apply for a transitional pass-through reimbursement code from the CMS for DEXTENZA for the treatment of post-surgical ocular pain, subject to the approval of the NDA we filed with the FDA for this indication. We expect pass-through would remain in effect for up to three years depending on when we apply for and receive this reimbursement code. We expect to submit to the CMS for a standard J code for DEXTENZA for the treatment of other indications,, including allergic conjunctivitis, as well as for our OTX-TP product candidate, if our clinical trials are successful and if our NDA filings and NDA supplements are approved by the FDA. There are no assurances that we will be successful in obtaining and retaining reimbursement for our product candidate.

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage as we expand our clinical trials and our sales of ReSure Sealant and any other product candidates for which we obtain marketing approval. We will need to further increase our insurance coverage if we commence commercialization of any of our product candidates for which we obtain marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our employees have administered and managed most of our clinical development work, including our clinical trials for ReSure Sealant and our clinical trials for DEXTENZA for the treatment of post-surgical ocular inflammation and pain. However, we have relied and may continue to rely on third parties, such as contract research organizations, or CROs, to conduct future clinical trials of OTX-MP, as well as our pilot studies of OTX-TP in Singapore and South Africa for the treatment of glaucoma and ocular hypertension. If we deem necessary, we may engage third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct or assist in our clinical trials or other clinical development work. If we are unable to enter into an agreement with a CRO or other service provider when required, our product development activities would be delayed.

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

The FDA required two post-approval studies as a condition for approval of our premarket approval application, or PMA application, for ReSure Sealant. The first post-approval study, identified as the Clinical PAS, is to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant. The FDA has approved the protocol for the Clinical PAS, and we initiated enrollment in December 2014. We have completed enrollment in the Clinical PAS and anticipate submitting the final study report to the FDA in June 2016. The second post-approval study, identified as the Device Exposure Registry, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant. In December 2015, the CMS denied our application for a tracking or research code for ReSure Sealant commercial use. In cooperation with the FDA, we have identified another option for conducting this registry study while maintaining the objective for linking ReSure Sealant use to the Medicare database. We believe the FDA may approve the Device Exposure Registry protocol, which could allow us to complete the study in one to two years. We are required to provide periodic reports to the FDA on the progress of each post-approval study until it is completed. Following review of the results from these studies, any concerns raised by the FDA could lead to modifications in product labeling, the approved indication for use or negative publicity impacting our commercialization efforts.

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

Our stock price may be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

•	our success in commercializing ReSure Sealant and any product candidates, including potentially DEXTENZA, for which we obtain marketing approval;

•	the outcome of our NDA filing for DEXTENZA for the treatment of post-surgical ocular pain;

•	the success of competitive products or technologies;

•	results of clinical trials of our product candidates;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of ophthalmic diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the ability to secure third party reimbursement for our product candidates;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the three months ended March 31, 2016 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q.

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

We received aggregate net proceeds from the offering, including in connection with the exercise by the underwriters of their over-allotment option, of approximately $66.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. As of March 31, 2016, we have used approximately $65.1 million of the net proceeds from the offering as follows: $40.2 million for research and development costs, $5.9 million for sales and marketing costs, $13.2 million for general and administrative purposes, $3.7 million for capital spending, and $2.1 million to pay interest expense. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10 percent or more of our common stock, or to any affiliate of ours. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and money market funds backed by U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated as of July 24, 2014 filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: May 10, 2016	By:	/s/ W. Bradford Smith
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