Form 10-Q
period 2016-06-30
OCULAR THERAPEUTIX, INC
filed 2016-08-09
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were 24,821,530 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our plans to develop and commercialize our product candidates based on our proprietary bioresorbable hydrogel technology platform;

•	our ongoing and planned clinical trials, including our third Phase 3 clinical trial of DEXTENZA™ for the treatment of post-surgical ocular inflammation and pain, our Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis, our Phase 2 clinical trial of DEXTENZA for inflammatory dry eye disease and our Phase 2b clinical trial and additional clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension;

•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for DEXTENZA, including the New Drug Application we submitted to the U.S. Food and Drug Administration, or FDA, for the treatment of post-surgical ocular pain, OTX-TP and our other product candidates;

•	our commercialization of ReSure Sealant;

•	the potential advantages of ReSure Sealant and our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products and our ability to secure reimbursement for our products;

•	the preclinical development of our intravitreal depot with protein-based or small molecule drugs, including tyrosine kinase inhibitors, or TKIs, for the treatment of wet age-related macular degeneration and other back-of-the-eye diseases;

•	our estimates regarding the potential market opportunity for DEXTENZA, OTX-TP, ReSure Sealant and our other product candidates;

•	our commercialization, marketing and manufacturing plans, capabilities and strategy;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products, including DEXTENZA, for which we obtain marketing approval in the future;

•	our intellectual property position;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements;

•	the impact of government laws and regulations; and

•	our competitive position.

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

Ocular Therapeutix, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$48,170	$30,784
Marketable securities	35,717	74,280
Accounts receivable	223	193
Inventory	149	134
Prepaid expenses and other current assets	715	1,592

Total current assets	84,974	106,983
Property and equipment, net	3,199	3,095
Restricted cash	1,728	228

Total assets	$89,901	$110,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,611	$1,957
Accrued expenses and deferred rent	2,342	3,379
Deferred revenue	—	42
Notes payable, net of discount, current	2,466	—

Total current liabilities	6,419	5,378
Deferred rent, long-term	42	68
Notes payable, net of discount, long-term	12,992	15,272

Total liabilities	19,453	20,718

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2016 and December 31, 2015, no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2016 and December 31, 2015, 24,821,530 and 24,750,281 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	221,897	218,830
Accumulated deficit	(151,461)	(129,176)
Accumulated other comprehensive income (loss)	10	(68)

Total stockholders’ equity	70,448	89,588

Total liabilities and stockholders’ equity	$89,901	$110,306

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$441	$334	$857	$572
Collaboration revenue	—	125	42	313

Total revenue:	441	459	899	885

Costs and operating expenses:
Cost of product revenue	105	80	204	136
Research and development	6,978	6,743	14,051	11,462
Selling and marketing	1,492	1,041	2,881	1,911
General and administrative	2,973	2,230	5,379	4,124

Total costs and operating expenses	11,548	10,094	22,515	17,633

Loss from operations	(11,107)	(9,635)	(21,616)	(16,748)

Other income (expense):
Interest income	80	28	167	68
Interest expense	(418)	(405)	(836)	(910)
Other income (expense), net	—	3	—	3

Total other expense, net	(338)	(374)	(669)	(839)

Net loss	(11,445)	(10,009)	(22,285)	(17,587)

Net loss per share, basic and diluted	$(0.46)	$(0.45)	$(0.90)	$(0.81)

Weighted average common shares outstanding, basic and diluted	24,770,059	22,167,274	24,761,498	21,765,087

Comprehensive loss:
Net loss	$(11,445)	$(10,009)	$(22,285)	$(17,587)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	10	(8)	78	(8)

Total other comprehensive income (loss)	10	(8)	78	(8)

Total comprehensive loss	$(11,435)	$(10,017)	$(22,207)	$(17,595)

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(22,285)	$(17,587)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,864	2,073
Non-cash interest expense	71	74
Depreciation and amortization expense	412	360
Gain on disposal of property and equipment	—	(3)
Purchase of (premium) discount on marketable securities	(12)	25
Amortization of premium on marketable securities, net	153	39
Changes in operating assets and liabilities:
Accounts receivable	(30)	165
Prepaid expenses and other current assets	877	(749)
Inventory	(15)	(12)
Accounts payable	(462)	651
Accrued expenses and deferred rent	(589)	(380)
Deferred revenue	(42)	(63)

Net cash used in operating activities	(19,058)	(15,407)

Cash flows from investing activities:
Purchases of property and equipment	(370)	(1,229)
Purchases of investments	(11,500)	(17,500)
Proceeds from sale of property and equipment	—	7
Change in restricted cash	(1,500)	—
Maturities of investments	50,000	9,826

Net cash provided by (used in) investing activities	36,630	(8,896)

Cash flows from financing activities:
Proceeds from exercise of common stock options	75	144
Proceeds from issuance of public offerings, net	—	65,646
Proceeds from issuance common stock pursuant to employee stock purchase plan	128	148
Payments of insurance costs financed by a third-party	(389)	(342)

Net cash (used in) provided by financing activities	(186)	65,596

Net increase (decrease) in cash and cash equivalents	17,386	41,293
Cash and cash equivalents at beginning of period	30,784	37,393

Cash and cash equivalents at end of period	$48,170	$78,686

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$188	$134
Deferred offering costs included in accounts payable and accrued expenses	—	5

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

The Company’s most advanced product candidate, DEXTENZA, is in Phase 3 clinical development for the treatment of post-surgical ocular inflammation and pain, and in September 2015, the Company submitted to the Food and Drug Administration (FDA) a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain. On July 25, 2016, the Company announced that it had received a Complete Response Letter, or CRL, from the FDA regarding the NDA for DEXTENZA. In the CRL, the concerns raised by the FDA pertain to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of the Company’s manufacturing facility. The FDA’s letter did not provide any details as to which manufacturing deficiencies identified during the facility inspection remained open since the last response submitted by the Company. The satisfactory resolution of the manufacturing deficiencies identified during the FDA facility inspection is required before the NDA may be approved. The FDA’s letter did not identify any efficacy or safety concerns with respect to the clinical data provided in the NDA nor any need for additional clinical trials for the approval of the NDA. On August 3, 2016, the Company announced that it had received a letter from the FDA New England District Office (District Office) providing additional details pertaining to the manufacturing facility inspection observations. The FDA District Office letter stated that the corrective actions included in the Company’s prior responses appear as a whole to adequately address the ten inspectional observations raised in the Form 483 letter the Company received in February 2016 from the FDA, with one exception which relates to the proposed process for identity testing of an incoming inert gas component used in the Company’s manufacturing process. The FDA District Letter also requested evidence (e.g., a final report) when the planned migration of analytical testing from manual to an automatic integration is complete. There were no other issues identified in the FDA District Letter. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations, regulatory approval, uncertainty of market acceptance of products and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization.

As of June 30, 2016, the Company’s lead product candidates were in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company does not expect to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations. If the Company is unable to raise capital when needed or on attractive terms, the Company could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. The Company believes that its existing cash and cash equivalents and marketable securities will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2017.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The balance sheet at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2016 and results of operations and cash flows for the six months ended June 30, 2016 and 2015 have been made. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses and the valuation of common stock and stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

The Company’s cash equivalents and marketable securities at June 30, 2016 and December 31, 2015, were carried at fair value determined according to the fair value hierarchy described above (see Note 3). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s outstanding notes payable (see Note 7) approximates fair value reflecting interest rates currently available to the Company.

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

At June 30, 2016, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$33,518	$10	$—	$33,528
Agency bonds	2,189	—	—	2,189

Total	$35,707	$10	$—	$35,717

At December 31, 2015, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$44,587	$—	$(53)	$44,534
Agency bonds	29,761	—	(15)	29,746

Total	$74,348	$—	$(68)	$74,280

At June 30, 2016 and December 31, 2015, marketable securities consisted of investments that mature within one year.

Restricted Cash

As of June 30, 2016 and December 31, 2015, the Company held a certificate of deposit of $1,728 and $228, respectively, as security deposits for the lease of the Company’s future and current corporate headquarters. In June 2016, the Company opened an additional certificate of deposit of $1,500 as a security deposit for the new lease related to the Company’s future corporate headquarters. (see Note 11) The Company has classified these as long-term restricted cash on its balance sheet.

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

The Company reported a net loss for the three and six months ended June 30, 2016 and 2015. The following common stock equivalents outstanding as of June 30, 2016 and 2015 were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2016 and 2015, because they had an anti-dilutive impact:

	As of June 30,
	2016	2015
Options to purchase common stock	3,008,890	2,098,388
Non-vested restricted stock	—	14,219
Warrants for the purchase of common stock	18,939	18,939

Total options, warrants and restricted stock	3,027,829	2,131,546

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

In April 2016, the FASB, issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606), (“ASU 2016-10”) which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09. ASU 2016-10 identifies performance obligations and provides licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU No. 2014-09. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those periods. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-12 provides for amendments to ASU No. 2014-09, Revenue from Contracts with Customers, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Specifically, ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$47,805	$—	$47,805
Marketable securities:
United States treasury notes	—	33,528	—	33,528
Agency bonds	—	2,189	—	2,189

Total	$—	$83,522	$—	$83,522

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$29,879	$—	$29,879
Marketable securities:
United States treasury notes	—	44,534	—	44,534
Agency bonds	—	29,746	—	29,746

Total	$—	$104,159	$—	$104,159

4. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015
Accrued payroll and related expenses	$1,003	$1,582
Accrued professional fees	577	471
Accrued research and development expenses	193	430
Accrued insurance	—	389
Accrued other	569	507

	$2,342	$3,379

As of December 31, 2015, the Company’s accrued insurance represents premiums for the period from July 2015 through June 2016 which the Company financed with a third-party.

5. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three and six month periods ended June 30, 2016 or 2015. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2016 and December 31, 2015, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2016 or December 31, 2015. As of June 30, 2016 and December 31, 2015, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company’s income tax return reporting periods since December 31, 2012 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

6. Feasibility Agreements

The Company had a feasibility agreement with a biotechnology company, entered into in 2014. Under this agreement, the biotechnology company would pay up to $700, of which $250 was a non-refundable payment due upon contract execution and $450 was due upon the achievement of certain milestones. The Company recognized the total expected payments under the contract which included only the non-refundable payments on a straight-line basis over the estimated performance period. When a contingent milestone payment was earned, the additional consideration to be received was added to the total expected payments under the contract then recognized over the estimated performance period. In January 2015, the first milestone under the feasibility agreement was achieved triggering a non-refundable payment due of $250 such that the total non-refundable payments that were recognized over the estimated performance period totaled $500. This agreement was terminated in the second quarter of 2016 and the Company does not have any further obligations. The Company recognized no revenue and $125 of revenue for the three months ended June 30, 2016 and 2015, respectively. The Company recognized $42 and $313 of revenue for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company had no deferred revenue. As of December 31, 2015, the Company had deferred revenue of $42.

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

On June 20, 2016, the Company entered into a First Amendment (the “First Amendment”) to the Amended 2014 Credit Facility to revise the definition of “Permitted Liens” to include a security deposit letter of credit as a permitted lien. There were no other changes to the Amended 2014 Credit Facility.

As of June 30, 2016, the annual repayment requirements for the Amended 2014 Credit Facility, inclusive of the final payment of $585 due at expiration, were as follows:

Year Ending December 31,	Principal	Interest and Final Payment	Total
2016	$—	$656	$656
2017	5,200	1,105	6,305
2018	5,200	670	5,870
2019	5,200	820	6,020

	$15,600	$3,251	$18,851

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

9. Warrants

Warrants for the purchase of 18,939 shares of common stock remain outstanding at June 30, 2016 at a weighted average exercise price of $7.92 per share and an expiration date of April 17, 2021. No warrants were exercised during the six months ended June 30, 2016. During the six months ended June 30, 2015, warrants covering 70,769 shares were exercised via net share settlement and the Company issued 54,010 shares of common stock as a result of the exercise.

10. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors. On January 1, 2016, the number of shares available for issuance under the 2014 Plan increased by 990,012. As of June 30, 2016, 1,493,039 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors. On January 1, 2016, the number of shares available for issuance under the 2014 Plan increased by 123,752. During the six months ended June 30, 2016, 30,501 shares of common stock were issued for total proceeds of $128. As of June 30, 2016, 299,342 shares remained available for issuance under the ESPP.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30.
	2016	2015	2016	2015
Research and development	$522	$415	$975	$717
Selling and marketing	128	95	235	158
General and administrative	865	642	1,654	1,198

	$1,515	$1,152	$2,864	$2,073

As of June 30, 2016, the Company had an aggregate of $12,604 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.53 years.

As of June 30, 2016, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 9,156 shares of common stock.

11. Commitments and Contingencies

Leases

The Company leases office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under non-cancelable operating leases that expire in June 2017, June 2018 and July 2027.

Future minimum lease payments as of June 30, 2016 for its operating leases that expire in June 2017 and June 2018 are as follows:

Years Ending December 31,
2016	$414
2017	676
2018	262

Total	$1,352

During the three months ended June 30, 2016 and 2015, the Company recognized $194 and $195, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment. During the six months ended June 30, 2016 and 2015, the Company recognized $388 and $390, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

On June 17, 2016, the Company entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space in Bedford, Massachusetts. The lease term will commence on February 1, 2017 and expire on July 31, 2027. No base rent will be due under the lease until August 1, 2017. The initial annual base rent is approximately $1,200 and will increase annually beginning on February 1 of each year. The Company is obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises. The Company posted a customary letter of credit in the amount of approximately $1,500 as a security deposit. The Company intends to relocate its corporate headquarters to the new leased premises beginning in 2017 and intends to relocate all of its operations to the new leased premises by 2018. The lease agreement allows for a construction allowance not to exceed approximately $2,800 to be applied to the total construction costs of the new leased premises. The construction allowance must be used on or before December 31, 2017, or it will be deemed forfeited with no further obligation by the landlord of the new leased premises.

Future minimum lease payments as of June 30, 2016 for its operating lease expiring in July 2027 are as follows:

Years Ending December 31,
2016	$—
2017	486
2018	1,199
2019	1,235
2020	1,270
Thereafter	9,245

Total	$13,435

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 12) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through June 30, 2016, royalties paid under this agreement related to product sales were $67.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2015 or June 30, 2016.

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

In April 2014, the Company granted 28,437 shares of restricted common stock to its CEO, which grant was in lieu of $250 of the CEO’s 2015 base salary. During 2015, due to an administrative error, the Company did not appropriately adjust the base salary to reflect this reduction. As a result, the Company paid the full base salary for 2015. Upon discovery of the error, the CEO promptly repaid the full $250 to the Company on April 1, 2016. The Company recorded a reduction to payroll expense in the first quarter of 2016. The effect of this error on the statement of operations was considered immaterial for all related periods.

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

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel-based drug-eluting intracanalicular depot. DEXTENZA is in Phase 3 clinical development for the treatment of post-surgical ocular inflammation and pain, and, in September 2015, we submitted to the FDA a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain. On July 25, 2016, we announced that we had received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA. In the CRL, the concerns raised by the FDA pertain to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility. The FDA’s letter did not provide any details as to which manufacturing deficiencies identified during the facility inspection remained open since the last response submitted by us. The satisfactory resolution of the manufacturing deficiencies identified during the FDA facility inspection is required before the NDA may be approved. The FDA’s letter did not identify any efficacy or safety concerns with respect to the clinical data provided in the NDA nor any need for additional clinical trials for the approval of the NDA. On August 3, 2016, we announced that we received a letter from the FDA New England District Office, or the District Office, providing additional details pertaining to the manufacturing facility inspection observations. The FDA District Office letter stated that the corrective actions included in our prior responses as a whole appear to adequately address the ten inspectional observations raised in the Form 483 letter we received in February 2016 from the FDA, with one exception which relates to the proposed process for identity testing of an incoming inert gas component used in our manufacturing process. The FDA District Letter also requested evidence (e.g., a final report) when the planned migration of analytical testing from manual to an automatic integration is complete, which is anticipated during the third quarter of 2016. There were no other issues identified in the FDA District Letter.

We have completed two Phase 3 clinical trials of DEXTENZA for post-surgical ocular inflammation and pain. The data from these two completed Phase 3 clinical trials and a prior Phase 2 clinical trial are being used to support our NDA for post-surgical ocular pain. In October 2015, we initiated a third Phase 3 clinical trial for the treatment of post-surgical ocular inflammation and pain and we have completed enrollment of 436 patients in this trial. We anticipate having topline efficacy data available from this third trial in the fourth quarter of 2016. If the results of our third Phase 3 clinical trial of DEXTENZA are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for DEXTENZA for the treatment of post-surgical ocular inflammation.

DEXTENZA is also in Phase 3 clinical development for the treatment of allergic conjunctivitis. In October 2015, we announced topline results of our first Phase 3 clinical trial for allergic conjunctivitis and in June 2016 we announced topline results of our second Phase 3 clinical trial for this indication. We met the primary efficacy endpoint for ocular itching in the first Phase 3 trial but did not meet the primary efficacy endpoint for conjunctival redness in this trial. We did not meet the sole primary endpoint for ocular itching in the second Phase 3 trial. The single primary endpoint of the second Phase 3 trial was the difference in the mean scores in ocular itching between the treatment group and the placebo comparator group at three time points 7 days following insertion of the depots.

While mean ocular itching was seen to be numerically lower (more favorable) in the DEXTENZA treatment group compared to the placebo group measured 7 days following insertion of the depots, at 3, 5, and 7 minutes by -0.18, -0.29, and -0.29 units, respectively, on a five point scale, this difference did not reach statistical significance. In addition, the second Phase 3 trial did not achieve the requirement of at least a 0.5 unit difference at all three time points 7 days following insertion of the depots and at least a 1.0 unit difference at the majority of the three time points between the treatment group and the placebo group 7 days following insertion of the depots. The second Phase 3 trial also assessed conjunctival redness as a secondary endpoint. The differences in the mean scores in conjunctival redness between the DEXTENZA treatment group and the placebo group 7 days following insertion of the depots at 7, 15 and 20 minutes were -0.35, -0.39 and -0.42, respectively, compared with values of -0.26, -0.32 and -0.41, respectively, at the same time points 7 days following insertion of the depots in the first Phase 3 trial. The results from the second Phase 3 trial contrast with those achieved in the first Phase 3 clinical trial of DEXTENZA for the treatment of allergic conjunctivitis in which the primary endpoint of treatment of ocular itching associated with allergic conjunctivitis was successfully achieved, with mean ocular itching scores being lower in the DEXTENZA group at 3, 5, and 7 minutes by -1.02, -0.87, and -1.04 units, respectively (p<0.0001), 7 days following insertion of the depots.

We performed additional post hoc analyses that were not pre-specified in the trial protocol for this second Phase 3 trial. Although post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias, we believe that these analyses provide important information regarding DEXTENZA and are helpful in understanding the results of this trial and determining the appropriate criteria for future clinical trials. In the second Phase 3 trial, there was a greater variability in ocular itching exhibited by patients over the multiple allergen challenges 7, 14 and 28 days following insertion of the depots, compared to the first Phase 3 trial. In a post hoc analysis, when ocular itching scores were averaged over these multiple visits, a statistically significant reduction of symptoms over the entire one month intended duration of sustained release, single dose therapy was observed in the DEXTENZA treatment group relative to the placebo vehicle group. Furthermore, other post hoc analyses have led us to believe that a placebo depot which is present through the timepoints chosen as the primary efficacy endpoints may enhance the performance of the placebo. As such, a fast-resorbing placebo depot may lessen this placebo response. In the second Phase 3 clinical trial, as well as other DEXTENZA clinical trials completed to date regardless of indication, DEXTENZA has exhibited a strong safety profile and has been generally well-tolerated. There were no serious adverse events observed in the second Phase 3 clinical trial.

Finally, DEXTENZA is in Phase 2 clinical development for the treatment of inflammatory dry eye disease. We announced topline results from an exploratory Phase 2 clinical trial for this indication in December 2015. We are formulating our plans for the design of future clinical trials of DEXTENZA for the treatment of dry eye. We are considering as a potential long term strategy for our dry eye program the use of DEXTENZA either as an initial mode of therapy or for the treatment of episodic acute flare-ups of dry eye followed by an intracanalicular depot containing an immunosuppressant drug.

If our NDA for DEXTENZA for the treatment of post-surgical ocular pain is approved by the FDA by the end of 2016, we expect to commercially launch this product in the United States in the first half of 2017. We expect to sell DEXTENZA in the United States through a direct sales force although we may initially use a contract sales organization, or CSO, to hire and deploy this sales force. We intend to prepare for the commercialization process by conducting surgical demonstrations to key surgeons and then expanding our sales force through the hiring of additional regional managers and representatives in the second half of 2017.We may also supplement the sales force with a co-promotional arrangement with another ophthalmology company with an existing sales force. We expect to apply for a transitional pass-through reimbursement status code from the Center of Medicare and Medicaid Services, or CMS, for DEXTENZA for the treatment of post-surgical ocular pain. We would expect pass-through reimbursement status to remain in effect for up to three years depending on the timing of when we apply for and if we receive this status code. CMS has recently proposed to provide up to three full years of pass-through payments for eligible products regardless of when the pass-through code is issued. Currently, CMS provides pass-through payments for no less than two years but no more than three years, depending upon when in a given calendar year a pass-through application is approved. This recent proposal by CMS, if approved, is expected to become effective in January 2017. We expect to submit to CMS for a standard J code for DEXTENZA for the treatment of other indications, including allergic conjunctivitis, if we receive marketing approval from the FDA for these indications.

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog that reduces elevated intraocular pressure, or IOP, as its active pharmaceutical ingredient, into a hydrogel-based drug-eluting intracanalicular depot. OTX-TP is being developed as a treatment for glaucoma and ocular hypertension. We reported topline results from a Phase 2b clinical trial for this indication in October 2015. We completed End-of-Phase 2 review with the FDA in April 2016 and plan to initiate the first of two Phase 3 clinical trials of OTX-TP in the third quarter of 2016. Based on the feedback from the FDA, the Phase 3 clinical trial design will include an OTX-TP treatment arm and a placebo-controlled comparator arm that will use a non-drug eluting hydrogel-based intracanalicular depot. There will not be a requirement for either a timolol comparator or a validation arm. No eye drops, placebo or active, will be administered in either the treatment or the placebo-controlled arm. The primary efficacy endpoint will be superiority in the reduction of IOP from baseline in the OTX-TP treatment arm compared to the placebo arm at all of the nine diurnal time points at day 15, 45 and 90 visits.

In addition to DEXTENZA and OTX-TP, we are engaged in the preclinical development of our intravitreal depot administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our sustained-release hydrogel depot in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs or small molecule anti-angiogenic drugs, such as tyrosine kinase inhibitors, or TKIs, for the treatment of wet age related macular degeneration, or wet AMD. Our initial goal for this program is to provide sustained release of an anti-VEGF drug or a TKI drug over a four to six month period following administration of a bioresorbable hydrogel incorporating the drug by an injection into the vitreous humor, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other back-of-the-eye diseases. We also have a pipeline of earlier stage intracanalicular depot product candidates, including OTX-MP, which has completed a Phase 1 clinical trial evaluating safety and pharmacokinetics in patients following cataract surgery. We are not currently advancing any development efforts on the OTX-MP program.

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

We have generated limited revenue to date. All of our sustained release drug delivery products are in various phases of clinical and preclinical development. We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability. Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP. Since inception, we have incurred significant operating losses. Our net loss was $11.4 million for the three months ended June 30, 2016 and $22.3 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $151.5 million.

Our total costs and operating expenses were $11.5 million and $22.5 million for the three and six months ended June 30, 2016, respectively, including $1.5 million and $2.9 million, respectively, in non-cash stock-based compensation expense. We anticipate that our operating expenses will increase substantially as we pursue the clinical development of our most advanced product candidates, DEXTENZA and OTX-TP, continue the research and development of our other product candidates, continue the internal development of our intravitreal hydrogel depot for the sustained delivery of protein-based or small molecule anti-angiogenic drugs, such as anti-VEGF drugs and TKI drugs for the treatment of wet AMD and other back-of-the-eye diseases and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to continue to incur substantial additional expenses for product manufacturing, sales, marketing and distribution for our product candidates for which we obtain marketing approval. In addition, we will continue to incur additional costs associated with operating as a public company.

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

Financial Operations Overview

Revenue

From our inception through June 30, 2016, we have generated limited amounts of revenue from the sales of our products. Our ReSure Sealant product received premarket approval, or PMA, from the FDA in January 2014. We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2016. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

In October 2014, we entered into a feasibility agreement with a biotechnology company relating to our intravitreal drug delivery depot. Under this agreement, the biotechnology company had agreed to pay us up to $0.7 million, of which $0.3 million was a non-refundable up-front payment due upon contract execution and $0.4 million was due upon the achievement of certain milestones. We recognized the total expected payments under the contract which included only the non-refundable payments on a straight-line basis over the estimated performance period. When a contingent milestone payment was earned, the additional consideration received was added to the total expected payments under the contract and then recognized over the estimated performance period. In January 2015, we achieved the first milestone under the feasibility agreement triggering a payment due of $0.3 million. Through June 30, 2016, we have recognized revenue of $0.5 million related to this agreement. The agreement is terminated and there are no additional performance obligations or milestones that will be recognized.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, related benefits and payroll taxes, travel and stock-based compensation expense for employees engaged in research and development, clinical and regulatory and other related functions;

•	expenses incurred in connection with the clinical trials of our product candidates, including with the investigative sites that conduct our clinical trials and under agreements with contract research organizations, or CROs;

•	expenses relating to regulatory activities, including filing fees paid to the FDA for our submissions for product approvals;

•	expenses associated with developing our pre-commercial manufacturing capabilities and manufacturing clinical study materials;

•	ongoing research and development activities relating to our core bioresorbable hydrogel technology and improvements to this technology;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies;

•	costs relating to the supply and manufacturing of product inventory, prior to approval by the FDA or other regulatory agencies of our products;

•	expenses associated with preclinical development activities; and

•	patent legal fees payable made under our licensing agreement with Incept, LLC, or Incept.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
ReSure Sealant	$94	$82	$171	$133
DEXTENZA for post-surgical ocular inflammation and pain	842	202	1,693	742
DEXTENZA for allergic conjunctivitis	1,323	1,494	2,801	1,594
DEXTENZA for inflammatory dry eye	43	364	84	485

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
OTX-TP for glaucoma	263	494	580	1,048
Unallocated expenses	4,413	4,107	8,722	7,460

Total research and development expenses	$6,978	$6,743	$14,051	$11,462

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs. In addition, we invested in sales and marketing resources in anticipation of an earlier approval of our surgical sealant product in the United States than we ultimately received from the FDA, as a result of a change in designation from a 510(k) to a PMA regulatory path. During the three and six months ended June 30, 2016 and 2015, we incurred selling and marketing expenses in connection with ReSure Sealant, which we commercialized in the first quarter of 2014.

We expect selling and marketing expenses to increase in preparation for the potential commercial launch of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, subject to approval of our NDA by the FDA and the potential label expansion to include post-surgical ocular inflammation, subject to submission and approval of an NDA supplement.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. During the six months ended June 30, 2016, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 10, 2016 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	revenue recognition

•	accrued research and development expenses; and

•	stock-based compensation

Accordingly, we believe the policies set forth in our Annual Report on Form 10-K are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015
	(in thousands)
Revenue:
Product revenue	$441	$334	$107
Collaboration revenue	—	125	(125)

Total revenue	441	459	(18)

Costs and operating expenses:
Cost of product revenue	105	80	25
Research and development	6,978	6,743	235
Selling and marketing	1,492	1,041	451
General and administrative	2,973	2,230	743

Total costs and operating expenses	11, 548	10,094	1,454

Loss from operations	(11,107)	(9,635)	(1,472)

Other income (expense):
Interest income	80	28	52
Interest expense	(418)	(405)	(13)
Other income (expense), net	—	3	(3)

Total other expense, net	(338)	(374)	36

Net loss	$(11,445)	$(10,009)	$(1,436)

Revenue

We generated no revenue from our feasibility agreements during the three months ended June 30, 2016 compared to $0.1 million for the three months ended June 30, 2015. We generated $0.4 million of revenue during the three months ended June 30, 2016 from sales of our ReSure Sealant product compared to $0.3 million for the three months ended June 30, 2015.

Research and Development Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$94	$82	$12
DEXTENZA for post-surgical ocular inflammation and pain	842	202	640
DEXTENZA for allergic conjunctivitis	1,323	1,494	(171)
DEXTENZA for inflammatory dry eye	43	364	(321)
OTX-TP for glaucoma and ocular hypertension	263	494	(231)
Unallocated expenses:
Personnel costs (including stock-based compensation)	2,777	2,397	380
All other costs	1,636	1,710	(74)

Total research and development expenses	$6,978	$6,743	$235

Research and development expenses were $7.0 million for the three months ended June 30, 2016, compared to $6.7 million for the three months ended June 30, 2015. Research and development costs increased by $0.2 million primarily due to an increase of $0.4 million in unallocated personnel costs offset in part by a decrease of $0.1 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of dry eye and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension and a decrease of $0.1 million in unallocated all other costs.

For the three months ended June 30, 2016, we incurred $2.5 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.8 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $1.3 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $43,000 for our DEXTENZA product candidate for the treatment of inflammatory dry eye disease which was in an exploratory Phase 2 clinical trial and $0.3 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 2b clinical trials. For the three months ended June 30, 2015, we incurred $2.6 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.2 million for our DEXTENZA product candidate for the treatment of ocular inflammation and pain following cataract surgery which was in Phase 3 clinical trials, $1.5 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis, $0.4 million for our DEXTENZA product candidate for the treatment of inflammatory dry eye disease which was in an exploratory Phase 2 clinical trial and $0.5 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which is in Phase 2b clinical trials. Unallocated research and development expense increased $0.3 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, due to an increase in personnel costs of $0.4 million due to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense offset by a decrease of $0.1 million in unallocated all other costs.

Selling and Marketing Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015
	(in thousands)
Personnel related (including stock-based compensation)	$581	$373	$208
Professional, advertising and promotion costs	583	493	90
Facility-related and other	328	175	153

Total selling and marketing expenses	$1,492	$1,041	$451

Selling and marketing expenses were $1.5 million for the three months ended June 30, 2016, compared to $1.0 million for the three months ended June 30, 2015. The increase of $0.5 million was primarily due to an increase of $0.2 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $0.1 million in professional fees including consulting, trade shows and conferences and advertising and promotion costs relating to the ReSure Sealant, and an increase of $0.2 million in facility-related and other costs.

General and Administrative Expenses

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,580	$1,265	$315
Professional, insurance and consultant fees	1,107	666	441
Facility-related and other	286	299	(13)

Total general and administrative expenses	$2,973	$2,230	$743

General and administrative expenses were $3.0 million for the three months ended June 30, 2016, compared to $2.2 million for the three months ended June 30, 2015. The increase of $0.7 million was primarily due an increase of $0.3 million in personnel relating to additional hiring and stock-based compensation expense and an increase of $0.4 million in professional, insurance and consultant fees. Professional, insurance and consultant fees increased primarily due to an increase in consulting fees relating to activities to support our operating as a public company including legal and professional services.

Other Income (Expense), Net

Other expense, net was $338,000 for the three months ended June 30, 2016, compared to $374,000 for the three months ended June 30, 2015. The decrease was related to an increase in interest income of $52,000 offset by an increase in interest expense of $13,000.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Revenue:
Product revenue	$857	$572	$285
Collaboration revenue	42	313	(271)

Total revenue	899	885	14

Costs and operating expenses:
Cost of product revenue	204	136	68
Research and development	14,051	11,462	2,589
Selling and marketing	2,881	1,911	970
General and administrative	5,379	4,124	1,255

Total costs and operating expenses	22,515	17,633	4,882

Loss from operations	(21,616)	(16,748)	(4,868)

Other income (expense):
Interest income	167	68	99
Interest expense	(836)	(910)	74
Other income (expense), net	—	3	(3)

Total other expense, net	(669)	(839)	170

Net loss	$(22,285)	$(17,587)	$(4,698)

Revenue

We generated $42,000 of revenue from our feasibility agreements during the six months ended June 30, 2016 compared to $0.3 million for the six months ended June 30, 2015. We generated $0.9 million of revenue during the six months ended June 30, 2016 from sales of our ReSure Sealant product compared to $0.6 million for the six months ended June 30, 2015.

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$171	$133	$38
DEXTENZA for post-surgical ocular inflammation and pain	1,693	742	951
DEXTENZA for allergic conjunctivitis	2,801	1,594	1,207
DEXTENZA for inflammatory dry eye	84	485	(401)
OTX-TP for glaucoma and ocular hypertension	580	1,048	(468)
Unallocated expenses:
Personnel costs (including stock-based compensation)	5,566	4,584	982
All other costs	3,156	2,876	280

Total research and development expenses	$14,051	$11,462	$2,589

Research and development expenses were $14.1 million for the six months ended June 30, 2016, compared to $11.5 million for the six months ended June 30, 2015. Research and development costs increased by $2.6 million primarily as a result of an increase of $1.3 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of dry eye and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension and an increase of $1.0 million in unallocated personnel costs and $0.3 million in all other costs.

For the six months ended June 30, 2016, we incurred $5.2 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $1.7 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $2.8 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $0.1 million for our DEXTENZA product candidate for the treatment of inflammatory dry eye disease which was in an exploratory Phase 2 clinical trial and $0.6 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 2b clinical trials. For the six months ended June 30, 2015, we incurred $3.9 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.7 million for our DEXTENZA product candidate for the treatment of ocular inflammation and pain following cataract surgery which was in Phase 3 clinical trials, $1.6 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which entered into a Phase 3 clinical trial, $0.5 million for our DEXTENZA product candidate for the treatment of inflammatory dry eye disease which was in an exploratory Phase 2 clinical trial and $1.1 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which is in Phase 2b clinical trials. Unallocated research and development expense increased $1.3 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, due to an increase in personnel costs of $1.0 million due to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense and an increase of $0.3 million due to higher testing and laboratory costs.

Selling and Marketing Expenses

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,177	$716	$461
Professional, advertising and promotion costs	1,149	899	250
Facility-related and other	555	296	259

Total selling and marketing expenses	$2,881	$1,911	$970

Selling and marketing expenses were $2.9 million for the six months ended June 30, 2016, compared to $1.9 million for the six months ended June 30, 2015. The increase of $1.0 million was primarily due to an increase of $0.5 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $0.2 million in professional fees including consulting, trade shows and conferences and advertising and promotion costs relating to the ReSure Sealant, and an increase of $0.3 million in facility-related and other costs.

General and Administrative Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015
	(in thousands)
Personnel related (including stock-based compensation)	$2,817	$2,464	$353
Professional, insurance and consultant fees	1,976	1,154	822
Facility-related and other	586	506	80

Total general and administrative expenses	$5,379	$4,124	$1,255

General and administrative expenses were $5.4 million for the six months ended June 30, 2016, compared to $4.1 million for the six months ended June 30, 2015. The increase of $1.3 million was primarily due to an increase of $0.4 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $0.8 million in professional, insurance and consultant fees and an increase of $0.1 million in facility-related and other costs. Professional, insurance and consultant fees increased primarily due to an increase in consulting fees of $0.8 million relating to activities to support our operating as a public company including legal and professional services.

Other Income (Expense), Net

Other expense, net was $0.7 million for the six months ended June 30, 2016, compared to $0.8 million for the six months ended June 30, 2015. The decrease was related to an increase in interest income of $0.1 million.

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

Through June 30, 2016, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In July 2014, we closed our IPO, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions, and offering expenses.

As of June 30, 2016, we had cash and cash equivalents and marketable securities of $83.9 million. In April 2014, we borrowed $15.0 million in aggregate principal amount under a new credit facility and used $1.9 million of this amount to repay $1.7 million aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. In December 2015, we amended our credit facility to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019. The outstanding borrowings under this facility bear interest at an annual rate equal to 8.25%. See “—Contractual Obligations and Commitments” for additional information.

Cash Flows

As of June 30, 2016, we had cash and cash equivalents and marketable securities of $83.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(19,058)	$(15,407)
Cash provided by (used in) investing activities	36,630	(8,896)
Cash (used in) provided by financing activities	(186)	65,596

Net increase in cash and cash equivalents	$17,386	$41,293

Operating activities. Net cash used in operating activities was $19.1 million for the six months ended June 30, 2016, primarily resulting from our net loss of $22.3 million partially offset by non-cash charges of $3.3 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had minimal product revenue in the period. Our net non-cash charges during the six months ended June 30, 2016 consisted primarily of $2.9 million of stock-based compensation expense. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2016 consisted primarily of a decrease in accounts payable and accrued expenses of $1.1 million and a decrease in prepaid expenses and other current assets of $0.9 million. The changes in prepaid expenses and other current assets, accounts payable and accrued expenses were due to increased product development activities and the timing of vendor invoicing and payments.

Net cash used in operating activities was $15.4 million for the six months ended June 30, 2015, primarily resulting from our net loss of $17.6 million and net cash used by changes in our operating assets and liabilities of $0.4 million partially offset by non-cash charges of $2.5 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had minimal product revenue in the period. Our net non-cash charges during the six months ended June 30, 2015 consisted primarily of $2.1 million of stock-based compensation expense. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2015 consisted primarily of an increase in accounts payable and accrued expenses of $0.3 million and an increase in prepaid expenses and other current assets of $0.7 million. The changes in prepaid expenses and other current assets, accounts payable and accrued expenses were due to increased product development activities and the timing of vendor invoicing and payments.

Investing activities. Net cash provided by investing activities for the six months ended June 30, 2016 totaled $36.6 million and net cash used in investing activities for the six months ended June 30, 2015 totaled $8.9 million. For the six months ended June 30, 2016, net cash provided is primarily due to the sale of marketable securities of $50.0 million offset by the purchase of marketable securities of $11.5 million and an increase in restricted cash of $1.5 million. For the six months ended June 30, 2016, the purchases of property and equipment, primarily laboratory equipment was $0.4 million. For the six months ended June 30, 2015, net cash used is primarily due to the purchase of marketable securities of $17.5 million offset by the sale of marketable securities of $9.8 million. For the six months ended June 30, 2015, the purchases of property and equipment, primarily laboratory equipment and additional investment in a manufacturing clean room was $1.2 million. In June 2016, we entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space. We expect to spend approximately $6.0 million to $7.5 million including a construction allowance of up to $2.8 million on improvements to this newly leased space.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2016 was $0.2 million and net cash provided by financing activities for the six months ended June 30, 2015 was $65.6 million. Net cash used in financing activities for the six months ended June 30, 2016 consisted of payments of $0.4 million for insurance costs financed by a third party offset by proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.1 million and $0.1 million from the exercise of common stock options. Net cash provided by financing activities for the six months ended June 30, 2015 consisted primarily of proceeds of $65.6 million, net of underwriting discounts and other offering expenses, related to our follow-on offering, proceeds from the exercise of common stock options of $0.1 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.1 million partially offset by payments of $0.3 million for insurance costs financed by a third party.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources.

We anticipate that our expenses will increase substantially if and as we:

•	pursue the clinical development of our most advanced intracanalicular depot product candidates, DEXTENZA and OTX-TP;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates, including through preclinical development activities associated with our back-of-the-eye program;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for any of our product candidates, including potentially DEXTENZA, for which we obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and the expected growth in personnel;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	operate as a public company.

We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the level of product sales from any additional products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products, including potentially DEXTENZA, for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our intracanalicular depot product candidates, in particular DEXTENZA and OTX-TP;

•	the costs of advancing our internal development efforts for the back-of-the-eye program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities, including the current NDA;

•	the extent to which we choose to establish collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of revenue from sales of ReSure Sealant, equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge of intellectual property limit our ability to obtain additional debt financing. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2016 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$14,787	$828	$2,825	$2,540	$8,594
Purchase commitments	4,697	3,014	1,683	—	—
Manufacturing commitments	1,680	1,260	420	—	—
Debt obligations	18,851	3,860	11,742	3,249	—

Total	$40,015	$8,962	$16,670	$5,789	$8,594

In the table above, we set forth our enforceable and legally binding obligations and future commitments at June 30, 2016, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at June 30, 2016. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in June 2017, June 2018 and July 2027.

On June 17, 2016, we entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space. The lease term will commence on February 1, 2017 and expire on July 31, 2027. No base rent will be due under the lease until August 1, 2017. The initial annual base rent is approximately $1.2 million and will increase annually beginning on February 1 of each year. We are obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises. We posted a customary letter of credit in the amount of $1.5 million as a security deposit. We intend to relocate our corporate headquarters to the new leased premises beginning in 2017 and expect to relocate all of our operations to the new leased premises by 2018. The lease agreement allows for a construction allowance not to exceed approximately $2.8 million to be applied to the total construction costs of the new leased premises. The construction allowance must be used on or before December 31, 2017, or it will be deemed forfeited with no further obligation by the landlord of the new leased premises.

Purchase commitments represent non-cancelable contractual commitments associated with certain clinical trial activities with our CROs and design fees for our future corporate headquarters.

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

In April 2016, the FASB, issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606), or ASU 2016-10, which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09. ASU 2016-10 identifies performance obligations and provides licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU No. 2014-09. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those periods. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides for amendments to ASU No. 2014-09, Revenue from Contracts with Customers, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Specifically, ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. We are currently assessing the impact of ASU 2016-12, but it does not expect the adoption of ASU 2016-12 to have a material impact on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2016, we had cash and cash equivalents and marketable securities of $83.9 million, which consisted of money market funds, United States treasury notes and government agency notes. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $28.6 million for the year ended December 31, 2014, $39.7 million for the year ended December 31, 2015 and $22.3 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $151.5 million. Through June 30, 2016, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In June 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 4,600,000 shares consisting of 3,200,000 shares being sold by us and 1,400,000 shares being sold by certain stockholders of the Company, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and offering costs. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant, which was approved in January 2014 by the U.S. Food and Drug Administration, or FDA, to seal clear corneal incisions following cataract surgery. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, beginning in the first quarter of 2014, commercialization of ReSure Sealant. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially if and as we:

•	pursue the clinical development of our most advanced intracanalicular depot product candidates, DEXTENZA and OTX-TP;

•	continue the research and development of our other product candidates; including through preclinical development activities associated with our back-of-the-eye program;

•	seek to identify and develop additional product candidates;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for any of our product candidates, including potentially DEXTENZA, for which we may obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and the expected growth in personnel;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	continue to operate as a public company.

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

We may never succeed in these activities and may never generate revenue that is sufficient or great enough to achieve profitability. In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA. In the CRL, the concerns raised by the FDA pertain to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility. More recently, we received a letter from the FDA New England District Office providing additional details pertaining to the manufacturing facility inspection observations. We will need to resolve the issues in the CRL and obtain approval of our NDA before we can commercialize and begin to generate revenue from sales of DEXTENZA. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

As of June 30, 2016, we had cash and cash equivalents and marketable securities of $83.9 million. We believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the level of product sales from any additional products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products, including potentially DEXTENZA, for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our sustained-release drug delivery product candidates, in particular DEXTENZA and OTX-TP;

•	the costs of advancing our internal development efforts for the back-of-the-eye program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities, including the current NDA;

•	the extent to which we choose to establish collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

Risks Related to Product Development

We depend heavily on the success of our intracanalicular depot and our other product candidates, in particular DEXTENZA and OTX-TP. Clinical trials of our product candidates may not be successful. If we are unable to successfully complete clinical development of and obtain marketing approvals for our product candidates, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize these product candidates, our business will be materially harmed.

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

The commercial success of our intracanalicular depot and our other product candidates will depend on many factors, including the following:

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

According to the trial protocols, the two primary efficacy endpoints in our completed Phase 2 and Phase 3 clinical trials are fixed sequence endpoints. As such, a statistical analysis of the trial results required that we first assess the primary endpoint regarding absence of inflammatory cells in the study eye. The protocol and statistical analysis plan for the trial did not contemplate assessing the primary endpoint regarding absence of pain in the study eye in the event the clinical trial of DEXTENZA did not meet the first primary endpoint with statistical significance. The FDA has informed us that the hierarchy of the two primary endpoints for post-surgical ocular inflammation and pain is applicable in connection with their review of our NDA seeking approval for DEXTENZA for an ocular pain indication. However, the FDA has also informed us that pain endpoints from the Phase 2 and two Phase 3 trials, with respect to which we received favorable data, would support the NDA submission. Therefore, in September 2015, we submitted to the FDA an NDA for DEXTENZA for an ocular pain indication using the existing data from our completed Phase 2 and two Phase 3 clinical trials notwithstanding the FDA’s comment regarding the applicability of the hierarchy of the two primary endpoints in our completed Phase 2 and Phase 3 clinical trials. In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA. In the CRL, the concerns raised by the FDA pertain to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility. When we submit our response regarding these deficiencies, we will also need to furnish to the FDA a safety update regarding all completed trials of DEXTENZA, regardless of indication, dosage form or dose level. Subsequently, we received a letter from the FDA New England District Office providing additional details pertaining to the manufacturing facility inspection observations. The satisfactory resolution of the manufacturing deficiencies raised in the CRL is required before our NDA can be approved.

We have also initiated enrollment in a third Phase 3 clinical trial of DEXTENA for post-surgical ocular inflammation and pain to support the potential labeling expansion of DEXTENZA’s indications for use to include inflammation. We have modified the design of this third Phase 3 clinical trial compared to our two completed Phase 3 clinical trials of DEXTENZA based on our learnings from these prior trials. However, these modifications may not have the intended effect or yield favorable trial results. If the results of our third Phase 3 clinical trial of DEXTENZA are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for DEXTENZA for the treatment of post-surgical ocular inflammation. Although we believe our planned approach for seeking marketing approval of DEXTENZA is supported by our discussions with the FDA, and by the acceptance by the FDA, by the absence of any efficacy or safety concerns identified by the FDA in the CRL with respect to the clinical data provided in the NDA, the FDA could nonetheless not grant marketing approval of DEXTENZA for the pain indication until we obtain favorable results from the third Phase 3 clinical trial on both primary efficacy endpoints, or at all. If we complete the third Phase 3 clinical trial prior to a final decision by the FDA with respect to approval of our pending NDA and we do not obtain favorable results in the third Phase 3 clinical trial, in particular with respect to the primary efficacy endpoint for pain, the FDA could refuse to grant marketing approval of DEXTENZA for the pain indication.

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

In our first Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, DEXTENZA met one of the two primary endpoints. DEXTENZA achieved the primary endpoint for ocular itching associated with allergic conjunctivitis but not the primary endpoint for conjunctival redness, in each case measured on day 7 after insertion of the depot. The difference in the mean scores for ocular itching between the DEXTENZA group and the placebo group was greater than 0.5 units on a five point scale at all time points on day 7 post-insertion and was greater than 1.0 unit at a majority of the time points on day 7 post-insertion. The DEXTENZA group did not achieve these pre-specified endpoints on day 7 post-insertion with respect to conjunctival redness. In our second Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, DEXTENZA did not meet the sole primary endpoint for ocular itching. The single primary endpoint of the second Phase 3 clinical trial was the difference in the mean scores in ocular itching between the treatment group and the placebo comparator group at three time points on day 7 following insertion of the depots. While mean ocular itching was seen to be numerically lower (more favorable) in the DEXTENZA treatment group compared to the placebo group measured on day 7 following insertion of the depots, at 3, 5, and 7 minutes by -0.18, -0.29, and -0.29 units, respectively, on a five point scale, this difference did not reach statistical significance. In addition, the trial did not achieve the requirement of at least a 0.5 unit difference at all three time points on day 7 following insertion of the depots and at least a 1.0 unit difference at the majority of the three time points between the treatment group and the placebo group on day 7 following insertion of the depots. Further, in our prior Phase 2 clinical trial of DEXTENZA in which we were evaluating DEXTENZA for allergic conjunctivitis, DEXTENZA met one of the two primary efficacy measures. The DEXTENZA treatment group achieved a mean difference compared to the vehicle control group of more than 0.5 units on a five point scale on day 14 for all three time points measured in a day for both ocular itching and conjunctival redness. The DEXTENZA group did not achieve a mean difference compared to the vehicle control group of 1.0 unit for the majority of the three time points measured on day 14 for either ocular itching or conjunctival redness. Even if we obtain favorable clinical trial results in any additional Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, including meeting all primary efficacy measures, we may not obtain approval for DEXTENZA to treat allergic conjunctivitis or ocular itching associated with allergic conjunctivitis, or the FDA may require that we conduct additional clinical trials.

We designed our Phase 2 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension to assess clinically meaningful response to treatment, and did not power these trials to measure any efficacy endpoints with statistical significance. We reported topline efficacy results from our Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015. In this trial, on day 60 at the 8:00 a.m. time point, the OTX-TP group experienced a mean intraocular pressure lowering effect of 4.7 mmHg, compared with intraocular pressure lowering of 6.4 mmHg for the timolol arm. On day 90 at the 8:00 a.m. time point, the OTX-TP group experienced an intraocular pressure lowering effect of 5.1 mmHg, compared with an intraocular pressure lowering effect of 7.2 mmHg in the timolol arm. We expect that our planned Phase 3 clinical trials for OTX-TP, one of which we intend to initiate during the third quarter of 2016, will be powered with an appropriate number of patients to measure with statistical significance the superiority of OTX-TP as compared to a placebo vehicle intracanalicular depot in the reduction of mean IOP from baseline at all of the nine diurnal time points at day 15, 45 and 90 visits. The trial design will not have eye drops, placebo or active, administered in either the treatment or the placebo-controlled arm. However, results from our Phase 2 clinical trials may not necessarily predict a likelihood of achieving our primary endpoint in the Phase 3 clinical trials with statistical significance, including as a result of differences in trial design. If we do not achieve our primary endpoint in the Phase 3 clinical trials with statistical significance, we may not obtain marketing approval for OTX-TP.

In addition, post-hoc analyses that we performed on the results of our completed Phase 2b clinical trial may not be predictive of success in our planned Phase 3 clinical trials. Post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

The success of our intracanalicular depot product candidates is dependent upon retention following insertion and during the course of intended therapy. As such, we continue to conduct non-significant risk Investigational Device Exemption (IDE) medical device, or NSR, studies in the United States for our intracanalicular depots in an effort to increase the rate of retention. All NSR studies that we have performed to date have involved placebo vehicle control intracanalicular depots without active drug. If we determine to make any future changes to the design or composition of our depots, such changes could affect the outcome of any subsequent clinical trials using these updated depots. For example, in our Phase 2b clinical trial of OTX-TP, we are using a different version of intracanalicular depot than either of the depots that we used in our Phase 2a clinical trial of OTX-TP. Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP depot that was used in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the two-month version of the depot used in the Phase 2a clinical trial. To achieve this, we modified the design of the OTX-TP depot to enlarge it in order to enable the depot to carry a greater amount of drug. In addition, we incorporated minor structural changes to improve retention rates. In our Phase 2b clinical trials, OTX-TP depots could be visualized in approximately 88% of eyes by the day 60 visit. By the day 90 visit, the ability to visualize OTX-TP had declined to approximately 42% of eyes as the hydrogel softened, liquefied and had either advanced further down in the canaliculus or had cleared through the nasolacrimal duct. We plan to conduct additional non-significant risk studies on additional modified depot designs, including a polyethylene glycol, or PEG, tip on the proximal end of the depot, as we design our Phase 3 trials for OTX-TP. If in our Phase 3 clinical trials the retention rates for our depots are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our sustained-release drug delivery products.

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

If our sustained-release drug delivery product candidates or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our recent Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain, there were two serious adverse events in the DEXTENZA group in each of our two trials, none of which were ocular in nature or considered by the investigator to be related to the study treatment. There was one ocular serious adverse event in the vehicle control group in the two completed Phase 3 clinical trials, which was hypopyon, or inflammatory cells in the anterior chamber. In our earlier Phase 2 clinical trial of DEXTENZA for the same indication, there were three serious adverse events, none of which was considered by the investigator to be related to the study treatment. In the DEXTENZA group of this Phase 2 clinical trial of DEXTENZA, the only adverse event that occurred more than once was reduced visual acuity, which occurred twice. In our two pilot studies of OTX-TP for the treatment of glaucoma and ocular hypertension and our Phase 2a clinical trial of OTX-TP for the same indication, the most common adverse event was inflammatory reaction, which was noted in three patients in our pilot studies and in five patients in our Phase 2a clinical trial. No hyperemia-related adverse events were noted in any of the patients treated with OTX-TP in our Phase 2b clinical trial. Further, there have been no serious adverse events in the Phase 2b clinical trial. However, a complete analysis of all safety data is pending study completion.

Adverse events noted to date including punctal stenosis, punctal trauma and canaliculitis. All adverse events have been transient in nature and resolved by the end of the applicable trial. However, many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment.

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

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Following an inspection by the FDA in March 2015, for example, we received an FDA Form 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting. We submitted our response, which was accepted by the FDA, and updated our procedures. In addition, in February 2016, as part of the ongoing review of our NDA for DEXTENZA, the FDA conducted a pre-NDA approval inspection of our manufacturing operations. As a result of this inspection, we received an FDA Form 483 containing inspectional observations focused on process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes. We addressed some observations before the inspection was closed and responded to the FDA with a corrective action plan to complete the inspection process. In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA. The concerns raised in the CRL pertain to the deficiencies in manufacturing processes raised in the February Form 483 letter. More recently, we received a letter from the FDA New England District Office, or District Office, providing additional details pertaining to the manufacturing facility inspection observations. The FDA District Office letter stated that the corrective actions included in our prior responses as a whole appear to adequately address the ten inspectional observations raised in the Form 483 letter we received in February 2016 from the FDA, with one exception which relates to the proposed process for identity testing of an incoming inert gas components used in our manufacturing process. The FDA District Letter also requested evidence (e.g., a final report) when the planned migration of analytical testing from manual to an automatic integration is complete, which is anticipated during the third quarter of 2016. There were no other issues identified in the FDA District Letter. The FDA or similar foreign regulatory authorities at any time also may implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, imposition of a consent decree, or withdrawal of product approval, and would limit the availability of ReSure Sealant and our product candidates that we manufacture. The satisfactory resolution of the manufacturing deficiencies raised in the CRL is required before our NDA for DEXTENZA for the treatment of post-surgical ocular pain can be approved.

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

We currently rely on third parties for some aspects of the production of ReSure Sealant and our product candidates for commercialization and preclinical testing and clinical trials, including supply of active pharmaceutical ingredient drug substance, PEG, the molecule that forms the basis of our hydrogels, and other raw materials and for sterilization of the finished product. In addition, while we believe that our existing manufacturing facility, or additional facilities that we will be able to build, will be sufficient to meet our requirements for manufacturing ReSure Sealant and any of our product candidates for which we obtain marketing approval, we may in the future need to rely on third-party manufacturers for some aspects of the manufacture of our products or product candidates.

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

The degree of market acceptance of ReSure Sealant or any product candidate for which we obtain marketing approval will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;

•	the clinical indications and product labelling for which the product is approved;

•	the convenience and ease of administration compared to alternative treatments, including the intracanalicular depot retention rate for our intracanalicular depot product candidates;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of our marketing and distribution support;

•	timing of market introduction of competitive products;

•	the availability of third-party coverage and adequate reimbursement and, for ReSure Sealant, the lack of separate reimbursement when used as part of a cataract surgery procedure;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of our products together with other medications.

For example, because we do not plan to conduct any clinical trials comparing the effectiveness of DEXTENZA directly to currently approved alternative treatments for either post-surgical ocular inflammation and pain or allergic conjunctivitis, it is possible that the market acceptance of DEXTENZA, if it is approved for marketing, could be less than if we had conducted such trials. Although market research we have commissioned indicates that a majority of ophthalmologists believe DEXTENZA could become a new standard of care due to its potential ability to improve patient compliance with limited toxicity concerns, market acceptance for DEXTENZA could be substantially less than such research indicates and we may not be able to achieve the market share we anticipate.

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

We expect to apply for a transitional pass-through reimbursement status from the CMS for DEXTENZA for the treatment of post-surgical ocular pain, subject to the approval of the NDA we filed with the FDA for this indication. We expect pass-through status would remain in effect for up to three years depending on when we apply for and receive this reimbursement status. We expect to submit to the CMS for a standard J code for DEXTENZA for the treatment of other indications, including allergic conjunctivitis, as well as for our OTX-TP product candidate, if our clinical trials are successful and if our NDA filings and NDA supplements are approved by the FDA. There are no assurances that we will be successful in obtaining and retaining reimbursement for our product candidate.

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

For example, we are conducting preclinical testing of protein-based ani-VEGF compounds in collaboration with several pharmaceutical companies to explore the feasibility of delivering their drugs using our intravitreal depot. We are exploring broader collaborations for the development and potential commercialization of our intravitreal depot technology in combination with protein-based anti-VEGF drugs for the treatment of back-of-the-eye diseases and conditions.

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

The FDA required two post-approval studies as a condition for approval of our premarket approval application, or PMA application, for ReSure Sealant. The first post-approval study, identified as the Clinical PAS, is to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant. The FDA has approved the protocol for the Clinical PAS, and we initiated enrollment in December 2014. We have completed enrollment in the Clinical PAS and submitted the final study report to the FDA in June 2016. The second post-approval study, identified as the Device Exposure Registry, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant. In December 2015, the CMS denied our application for a tracking or research code for ReSure Sealant commercial use. In cooperation with the FDA, we have identified another option for conducting this registry study while maintaining the objective for linking ReSure Sealant use to the Medicare database through a partnership with a third party. In July 2016, the FDA approved the Device Exposure Registry protocol, which should allow us to complete the study in one to two years. We are required to provide periodic reports to the FDA on the progress of each post-approval study until it is completed. Following review of the results from these studies, or if we are unable to complete the Devise Exposure Registry, any concerns raised by the FDA could lead to modifications in product labeling, the approved indication for use or negative publicity impacting our commercialization efforts.

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

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Current Report on Form 8-K.

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

We received aggregate net proceeds from the offering, including in connection with the exercise by the underwriters of their over-allotment option, of approximately $66.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. As of June 30, 2016, we have used all of the approximately $66.4 million of net proceeds from the offering as follows: $41.0 million for research and development costs, $6.1 million for sales and marketing costs, $13.5 million for general and administrative purposes, $3.7 million for capital spending, and $2.1 million to pay interest expense. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10 percent or more of our common stock, or to any affiliate of ours.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: August 9, 2016	By:	/s/ W. Bradford Smith
W. Bradford Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1†*	Lease Agreement dated June 17, 2016 between the WS NF 15 Crosby Drive, LLC and the Registrant

10.2*	First Amendment dated June 20, 2016 to Amended and Restated Credit and Security Agreement among MidCap Funding III Trust, Silicon Valley Bank, Flexpoint MCLS SPV LLC and the Registrant

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.