Form 10-Q
period 2016-09-30
OCULAR THERAPEUTIX, INC
filed 2016-11-09
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, there were 24,879,887 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our plans to develop and commercialize our product candidates based on our proprietary bioresorbable hydrogel technology platform;

•	our ongoing and planned clinical trials, including our third Phase 3 clinical trial of DEXTENZA™ for the treatment of post-surgical ocular inflammation and pain, our Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis, our Phase 2 clinical trial of DEXTENZA for inflammatory dry eye disease and our Phase 2b clinical trial and additional clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension;

•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for DEXTENZA, including the New Drug Application we submitted to the U.S. Food and Drug Administration, or FDA, for the treatment of post-surgical ocular pain, OTX-TP and our other product candidates;

•	our commercialization of ReSure Sealant;

•	the potential advantages of ReSure Sealant and our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products and our ability to secure reimbursement for our products;

•	the preclinical development of our intravitreal depot with protein-based or small molecule drugs, including tyrosine kinase inhibitors, or TKIs, for the treatment of wet age-related macular degeneration and other back-of-the-eye diseases;

•	the strategic collaboration, option and license agreement we recently entered into with Regeneron Pharmaceuticals, Inc. under which will collaborate on the development of a sustained-release formulation of the vascular endothelial growth factor, or VEGF, trap aflibercept for the treatment of wet age-related macular degeneration, or wet AMD, and other serious retinal diseases;

•	our estimates regarding the potential market opportunity for DEXTENZA, OTX-TP, ReSure Sealant and our other product candidates;

•	our commercialization, marketing and manufacturing plans, capabilities and strategy;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products, including DEXTENZA, for which we obtain marketing approval in the future;

•	our intellectual property position;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements;

•	the impact of government laws and regulations; and

•	our competitive position.

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

Ocular Therapeutix, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$52,234	$30,784
Marketable securities	23,513	74,280
Accounts receivable	243	193
Inventory	126	134
Prepaid expenses and other current assets	708	1,592

Total current assets	76,824	106,983
Property and equipment, net	3,795	3,095
Restricted cash	1,728	228

Total assets	$82,347	$110,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,680	$1,957
Accrued expenses and deferred rent	2,791	3,379
Deferred revenue	—	42
Notes payable, net of discount, current	3,772	—

Total current liabilities	8,243	5,378
Deferred rent, long-term	32	68
Notes payable, net of discount, long-term	11,778	15,272

Total liabilities	20,053	20,718

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2016 and December 31, 2015, no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2016 and December 31, 2015, 24,879,887 and 24,750,281 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	223,344	218,830
Accumulated deficit	(161,057)	(129,176)
Accumulated other comprehensive income (loss)	5	(68)

Total stockholders’ equity	62,294	89,588

Total liabilities and stockholders’ equity	$82,347	$110,306

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$477	$388	$1,334	$960
Collaboration revenue	—	41	42	354

Total revenue:	477	429	1,376	1,314

Costs and operating expenses:
Cost of product revenue	112	91	316	227
Research and development	5,686	8,263	19,737	19,725
Selling and marketing	1,294	798	4,175	2,709
General and administrative	2,623	2,451	8,002	6,575

Total costs and operating expenses	9,715	11,603	32,230	29,236

Loss from operations	(9,238)	(11,174)	(30,854)	(27,922)

Other income (expense):
Interest income	69	53	236	121
Interest expense	(426)	(406)	(1,262)	(1,316)
Other income (expense), net	(1)	3	(1)	6

Total other expense, net	(358)	(350)	(1,027)	(1,189)

Net loss	(9,596)	(11,524)	(31,881)	(29,111)

Net loss per share, basic and diluted	$(0.39)	$(0.47)	$(1.29)	$(1.28)

Weighted average common shares outstanding, basic and diluted	24,853,880	24,713,597	24,792,087	22,757,646

Comprehensive loss:
Net loss	$(9,596)	$(11,524)	$(31,881)	$(29,111)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(5)	(8)	73	(16)

Total other comprehensive income (loss)	(5)	(8)	73	(16)

Total comprehensive loss	$(9,601)	$(11,532)	$(31,808)	$(29,127)

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(31,881)	$(29,111)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,233	3,304
Non-cash interest expense	106	112
Depreciation and amortization expense	628	554
(Gain)/loss on disposal of property and equipment	1	(3)
Purchase of premium on marketable securities	(17)	(25)
Amortization of premium on marketable securities, net	173	187
Changes in operating assets and liabilities:
Accounts receivable	(50)	140
Prepaid expenses and other current assets	884	(320)
Inventory	8	(14)
Accounts payable	(289)	(360)
Accrued expenses and deferred rent	(143)	534
Deferred revenue	(42)	(105)

Net cash used in operating activities	(26,389)	(25,107)

Cash flows from investing activities:
Purchases of property and equipment	(1,239)	(1,305)
Purchases of investments	(14,000)	(75,011)
Proceeds from sale of property and equipment	2	7
Change in restricted cash	(1,500)	—
Maturities of investments	64,684	39,826

Net cash provided by (used in) investing activities	47,947	(36,483)

Cash flows from financing activities:
Proceeds from exercise of common stock options	153	175
Proceeds from issuance of public offerings, net	—	65,612
Proceeds from issuance of common stock pursuant to employee stock purchase plan	128	148
Payments of insurance costs financed by a third-party	(389)	(540)

Net cash (used in) provided by financing activities	(108)	65,395

Net increase in cash and cash equivalents	21,450	3,805
Cash and cash equivalents at beginning of period	30,784	37,393

Cash and cash equivalents at end of period	$52,234	$41,198

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$134	$668

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

The Company’s most advanced product candidate, DEXTENZA, is in Phase 3 clinical development for the treatment of post-surgical ocular inflammation and pain, and in September 2015, the Company submitted to the Food and Drug Administration (“FDA”) a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain. On July 25, 2016, the Company announced that it had received a Complete Response Letter, or CRL, from the FDA regarding the NDA for DEXTENZA. In the CRL, the concerns raised by the FDA pertain to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of the Company’s manufacturing facility in February 2016 that were documented on FDA Form 483. The CRL did not provide any details as to which manufacturing deficiencies identified during the facility inspection remained open since the last response submitted by the Company. The CRL did not identify any efficacy or safety concerns with respect to the clinical data provided in the NDA nor any need for additional clinical trials for the approval of the NDA. On August 3, 2016, the Company announced that it had received a letter (“FDA District Office Letter”) from the FDA New England District Office (“District Office”) providing additional details pertaining to the manufacturing facility inspection observations. The FDA District Office Letter stated that the corrective actions included in the Company’s prior responses appear as a whole to adequately address the ten inspectional observations raised in the Form 483 letter the Company received in February 2016 from the FDA, with one exception which relates to the proposed process for identity testing of an incoming inert gas component used in the Company’s manufacturing process. The FDA District Office Letter also requested evidence (e.g., a final report) when the planned migration of analytical testing from manual to an automatic integration is complete. There were no other issues identified in the FDA District Office Letter. The Company has had ongoing communications with the FDA including the New England District Office and offices within the Center for Drug Evaluation and Research (“CDER”), including the Office of Process and Facilities, with regard to manufacturing issues and the Company’s plans for a resubmission of its NDA. In October 2016, the Company met with the FDA to discuss plans for resubmission to the NDA and to attempt to gain clarity on the possibility of a re-inspection of the Company’s manufacturing facility. The FDA indicated that a decision as to whether a re-inspection is needed will be made during their review of the Company’s resubmission. The Company anticipates the close-out of corrective actions to address the FDA District Office Letter and the resubmission of the NDA in the fourth quarter of 2016. Adequate resolution of the outstanding Form 483 manufacturing deficiencies is a prerequisite to the approval of the NDA for DEXTENZA, although the final decision as to the adequacy of the Company’s manufacturing processes is made by CDER as part of the NDA review process. The Company anticipates that the FDA will classify the resubmission of the NDA and determine whether a re-inspection is needed within 30 days of the NDA resubmission date. The Company expects that a decision by the FDA to conduct a re-inspection of the Company’s manufacturing facility would result in a classification of the resubmission of the NDA as a class 2, or major review, and would take up to 6 months to complete. If no re-inspection is needed, the Company expects the FDA to classify the NDA resubmission as a class 1, or minor review, and take approximately 2 months to complete.

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

As of September 30, 2016, the Company’s lead product candidates were in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company does not expect to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations. If the Company is unable to raise capital when needed or on attractive terms, the Company could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. Based on its current plans and forecasted expenses, the Company believes that its existing cash and cash equivalents and marketable securities will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2017.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The balance sheet at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2016 and results of operations and cash flows for the nine months ended September 30, 2016 and 2015 have been made. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

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

The Company’s cash equivalents and marketable securities at September 30, 2016 and December 31, 2015, were carried at fair value determined according to the fair value hierarchy described above (see Note 3). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s outstanding notes payable (see Note 7) approximates fair value reflecting interest rates currently available to the Company.

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

At September 30, 2016, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$23,508	$5	$—	$23,513

Total	$23,508	$5	$—	$23,513

At December 31, 2015, marketable securities by security type consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes	$44,587	$—	$(53)	$44,534
Agency bonds	29,761	—	(15)	29,746

Total	$74,348	$—	$(68)	$74,280

At September 30, 2016 and December 31, 2015, marketable securities consisted of investments that mature within one year.

Restricted Cash

As of September 30, 2016 and December 31, 2015, the Company held a certificate of deposit of $1,728 and $228, respectively, as security deposits for the lease of the Company’s future and current corporate headquarters. In June 2016, the Company opened an additional certificate of deposit of $1,500 as a security deposit for the new lease related to the Company’s future corporate headquarters. (see Note 11) The Company has classified these as long-term restricted cash on its balance sheet.

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

The Company reported a net loss for the three and nine months ended September 30, 2016 and 2015. The following common stock equivalents outstanding as of September 30, 2016 and 2015 were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2016 and 2015, because they had an anti-dilutive impact:

	As of September 30,
	2016	2015
Options to purchase common stock	2,975,311	2,099,901
Non-vested restricted stock	—	7,109
Warrants for the purchase of common stock	18,939	18,939

Total options, warrants and restricted stock	2,994,250	2,125,949

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods ending after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its footnote disclosure.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the potential impact of the adoption of ASU 2016-15 on its statement of cash flows.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$51,987	$—	$51,987
Marketable securities:
United States treasury notes	—	23,513	—	23,513

Total	$—	$75,500	$—	$75,500

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$29,879	$—	$29,879
Marketable securities:
United States treasury notes	—	44,534	—	44,534
Agency bonds	—	29,746	—	29,746

Total	$—	$104,159	$—	$104,159

4. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
Accrued payroll and related expenses	$1,366	$1,582
Accrued professional fees	557	471
Accrued research and development expenses	373	430
Accrued insurance	—	389
Accrued other	495	507

	$2,791	$3,379

As of December 31, 2015, the Company’s accrued insurance represents premiums for the period from July 2015 through June 2016 which the Company financed with a third-party.

5. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three and nine month periods ended September 30, 2016 or 2015. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2016 and December 31, 2015, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2016 or December 31, 2015. As of September 30, 2016 and December 31, 2015, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company’s income tax return reporting periods since December 31, 2013 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

6. Feasibility Agreements

The Company had a feasibility agreement with a biotechnology company, entered into in 2014. Under this agreement, the biotechnology company would pay up to $700, of which $250 was a non-refundable payment due upon contract execution and $450 was due upon the achievement of certain milestones. The Company recognized the total expected payments under the contract which included only the non-refundable payments on a straight-line basis over the estimated performance period. When a contingent milestone payment was earned, the additional consideration to be received was added to the total expected payments under the contract then recognized over the estimated performance period. In January 2015, the first milestone under the feasibility agreement was achieved triggering a non-refundable payment due of $250 such that the total non-refundable payments that were recognized over the estimated performance period totaled $500. This agreement was terminated in the second quarter of 2016 and the Company does not have any further obligations. The Company recognized no revenue and $41 of revenue for the three months ended September 30, 2016 and 2015, respectively. The Company recognized $42 and $354 of revenue for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had no deferred revenue. As of December 31, 2015, the Company had deferred revenue of $42.

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

As of September 30, 2016, the annual repayment requirements for the Amended 2014 Credit Facility, inclusive of the final payment of $585 due at expiration, were as follows:

Year Ending December 31,	Principal	Interest and Final Payment	Total
2016	$—	$327	$327
2017	5,200	1,105	6,305
2018	5,200	670	5,870
2019	5,200	820	6,020

	$15,600	$2,922	$18,522

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

9. Warrants

Warrants for the purchase of 18,939 shares of common stock remain outstanding at September 30, 2016 at a weighted average exercise price of $7.92 per share and an expiration date of April 17, 2021. No warrants were exercised during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, warrants covering 70,769 shares were exercised via net share settlement and the Company issued 54,010 shares of common stock as a result of the exercise.

10. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors. On January 1, 2016, the number of shares available for issuance under the 2014 Plan increased by 990,012. As of September 30, 2016, 1,468,261 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors. On January 1, 2016, the number of shares available for issuance under the 2014 Plan increased by 123,752. During the nine months ended September 30, 2016, 30,501 shares of common stock were issued for total proceeds of $128. As of September 30, 2016, 299,342 shares remained available for issuance under the ESPP.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$438	$400	$1,413	$1,116
Selling and marketing	115	89	350	247
General and administrative	816	742	2,470	1,941

	$1,369	$1,231	$4,233	$3,304

As of September 30, 2016, the Company had an aggregate of $9,881 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.48 years.

As of September 30, 2016, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 7,511 shares of common stock.

11. Commitments and Contingencies

Leases

The Company leases office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under non-cancelable operating leases that expire in June 2017, June 2018 and July 2027.

Future minimum lease payments as of September 30, 2016 for its operating leases that expire in June 2017 and June 2018 are as follows:

Years Ending December 31,
2016	$207
2017	676
2018	262

Total	$1,145

During the three months ended September 30, 2016 and 2015, the Company recognized $194 and $193, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment. During the nine months ended September 30, 2016 and 2015, the Company recognized $582 and $583, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

On June 17, 2016, the Company entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space in Bedford, Massachusetts. The lease term will commence on February 1, 2017 and expire on July 31, 2027. No base rent will be due under the lease until August 1, 2017. The initial annual base rent is approximately $1,200 and will increase annually beginning on February 1 of each year. The Company is obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises. The Company posted a customary letter of credit in the amount of approximately $1,500 as a security deposit. The Company intends to relocate its corporate headquarters to the new leased premises beginning in 2017 and intends to relocate all of its operations to the new leased premises by 2018. The lease agreement allows for a landlord provided construction allowance not to exceed approximately $2,800 to be applied to the total construction costs of the new leased premises. The construction allowance must be used on or before December 31, 2017, or it will be deemed forfeited with no further obligation by the landlord of the new leased premises.

Future minimum lease payments as of September 30, 2016 for its operating lease expiring in July 2027 are as follows:

Years Ending December 31,
2016	$—
2017	486
2018	1,199
2019	1,235
2020	1,270
Thereafter	9,245

Total	$13,435

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 12) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through September 30, 2016, royalties paid under this agreement related to product sales were $81.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2015 or September 30, 2016.

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

12. Related Party Transactions

The Company has a license agreement with Incept to use and develop certain patent rights that it entered into in 2007 (see Note 11). Incept and certain owners of Incept are shareholders of the Company. In addition, certain employees of the Company are shareholders of Incept. The Company’s President and Chief Executive Officer (“CEO”) is a general partner of Incept.

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

The Company has a Master Service Agreement with Axtria, Inc. (“Axtria”) in which Axtria will provide certain sales and marketing analytics to the Company. Jaswinder Chadha, co-founder and CEO of Axtria, is also a member of the Company’s Board of Directors and a cousin to the Company’s President and CEO. Through September 30, 2016, payments paid to Axtria under this agreement were $137.

13. Subsequent Event

On October 10, 2016, the Company entered into a Collaboration, Option and License Agreement (the “Collaboration Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) for the development and potential commercialization of products containing the Company’s sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, or deliver large molecule drugs other than those that target VEGF proteins.

Under the terms of the Collaboration Agreement, the Company and Regeneron have agreed to conduct a joint research program with the aim of developing a sustained-release formulation of aflibercept, currently marketed under the tradename Eylea, that is suitable for advancement into clinical development. The Company has granted Regeneron an option (the “Option”) to enter into an exclusive, worldwide license to develop and commercialize products containing the Company’s sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds (“Licensed Products”).

If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances. If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

Under the terms of the Collaboration Agreement, Regeneron has agreed to pay the Company $10,000 upon the exercise of the Option. The Company is also eligible to receive up to $145,000 per Licensed Product upon the achievement of specified development and regulatory milestones, $100,000 per Licensed Product upon first commercial sale of such Licensed Product and up to $50,000 based on the achievement of specified sales milestones for all Licensed Products. In addition, the Company is entitled to tiered, escalating royalties, in a range from a high-single digit to a low-to-mid teen percentage of net sales of Licensed Products.

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

We are a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary hydrogel platform technology. Our bioresorbable hydrogel-based drug product candidates are designed to provide sustained delivery of therapeutic agents to the eye. Our lead product candidates are DEXTENZA (dexamethasone insert), for the treatment of post-surgical ocular inflammation and pain, allergic conjunctivitis and inflammatory dry eye disease, and OTX-TP, for the treatment of glaucoma and ocular hypertension, which are sustained-release, drug-eluting inserts that are placed into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose. Our intracanalicular inserts combine our hydrogel technology with U.S. Food and Drug Administration, or FDA, approved therapeutic agents with the goal of providing sustained delivery of drug to the eye. We also have an intravitreal hydrogel depot which is in preclinical development for the treatment of diseases and conditions of the back of the eye including wet age-related macular degeneration, or wet AMD. Our intravitreal depot is designed to be delivered via intravitreal injection to release therapeutic agents, such as antibodies to vascular endothelial growth factor, or VEGF, over a sustained period. We have entered into a collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds. In addition to our ongoing product development, we have launched our first commercial product, ReSure Sealant, a hydrogel-based ophthalmic wound sealant approved by the FDA in January 2014 to seal corneal incisions following cataract surgery. ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel-based drug-eluting insert for intracanalicular use. In September 2015, we submitted to the FDA a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain. On July 25, 2016, we announced that we had received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA. In the CRL, the concerns raised by the FDA pertain to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility in February 2016 that were documented on FDA Form 483. The CRL did not provide any details as to which manufacturing deficiencies identified during the facility inspection remained open since the last response submitted by us. The CRL did not identify any efficacy or safety concerns with respect to the clinical data provided in the NDA nor any need for additional clinical trials for the approval of the NDA. On August 3, 2016, we announced that we received a letter from the FDA New England District Office, or the District Office, providing additional details pertaining to the manufacturing facility inspection observations. We refer to this letter as the FDA District Office Letter. The FDA District Office Letter stated that the corrective actions included in our prior responses as a whole appear to adequately address the ten inspectional observations raised in the Form 483 letter we received in February 2016 from the FDA, with one exception which relates to the proposed process for identity testing of an incoming inert gas component used in our manufacturing process. The FDA District Office Letter also requested evidence (e.g., a final report) when the planned migration of analytical testing from manual to an automatic integration is complete. There were no other issues identified in the FDA District Office Letter. We have had ongoing communications with the FDA including the New England District Office and offices within the Center for Drug Evaluation and Research, or CDER, including the Office of Process and Facilities, with regard to the manufacturing issues and our plans for a resubmission of the NDA. In October 2016, we met with the FDA to discuss our plans for resubmission to the NDA and to attempt to gain clarity on the possibility of a re-inspection of our manufacturing facility. The FDA indicated that a decision as to whether a re-inspection is needed will be made during their review of our resubmission. We anticipate the close-out of corrective actions to address the FDA District Office Letter and the resubmission of the NDA in the fourth quarter of 2016. Adequate resolution of the outstanding Form 483 manufacturing deficiencies is a prerequisite to the approval of the NDA for DEXTENZA, although the final decision as to the adequacy of our manufacturing processes is made by CDER as part of the NDA review process. We anticipate that the FDA will classify the resubmission of our NDA and determine whether a re-inspection is needed within 30 days of the NDA resubmission date. We expect that a decision by the FDA to conduct a re-inspection of our manufacturing facility would result in a classification of the resubmission of the NDA as a class 2, or major review, and would take up to 6 months to complete. If no re-inspection is needed, we expect the FDA to classify the NDA resubmission as a class 1, or minor review, and take approximately 2 months to complete.

We have completed two Phase 3 clinical trials of DEXTENZA for post-surgical ocular inflammation and pain. The data from these two completed Phase 3 clinical trials and a prior Phase 2 clinical trial are being used to support our NDA for post-surgical ocular pain. In October 2015, we initiated a third Phase 3 clinical trial for the treatment of post-surgical ocular inflammation and pain, and we have completed enrollment and follow-up of 436 patients in this trial. We anticipate having topline efficacy data available from this third trial in the fourth quarter of 2016. If the results of our third Phase 3 clinical trial of DEXTENZA are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for DEXTENZA for the treatment of post-surgical ocular inflammation. In addition, at the 2016 Ocular Surgery News annual meeting, we reported positive results from a third party conducted, patient-reported outcomes study of patients who were administered DEXTENZA for the treatment of post-surgical ocular inflammation and pain in the first two Phase 3 clinical trials. In this patient-reported outcomes survey, the majority of participants preferred DEXTENZA over eye drops. Other results from the survey included: 100% of participants stated the DEXTENZA insert was comfortable; 96% of participants rated their overall experience with DEXTENZA as very convenient or extremely convenient; 88% of participants stated that if they were to undergo cataract surgery again, they would request DEXTENZA; and 84% of participants stated they were willing to pay more for DEXTENZA than eye drops.

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

We performed additional post hoc analyses that were not pre-specified in the trial protocol for this second Phase 3 trial. Although post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias, we believe that these analyses provide important information regarding DEXTENZA and are helpful in understanding the results of this trial and determining the appropriate criteria for future clinical trials. In the second Phase 3 trial, there was a greater variability in ocular itching exhibited by patients over the multiple allergen challenges 7, 14 and 28 days following insertion of the depots, compared to the first Phase 3 trial. In a post hoc analysis, when ocular itching scores were averaged over these multiple visits, a statistically significant reduction of symptoms over the entire one month intended duration of sustained-release, single dose therapy was observed in the DEXTENZA treatment group relative to the placebo vehicle group. Furthermore, other post hoc analyses have led us to believe that a placebo depot which is present through the timepoints chosen as the primary efficacy endpoints may enhance the performance of the placebo. As such, a fast-resorbing placebo depot may lessen this placebo response. We have completed the design of a fast-resorbing placebo depot and plan to conduct a non-significant risk study in humans in the first half of 2017 with a clinical research organization comparing this depot to the longer resorbing depot used in our DEXTENZA trials. In the second Phase 3 clinical trial, as well as other DEXTENZA clinical trials completed to date regardless of indication, DEXTENZA has exhibited a strong safety profile and has been generally well-tolerated. There were no serious adverse events observed in the second Phase 3 clinical trial.

Finally, DEXTENZA is in Phase 2 clinical development for the treatment of inflammatory dry eye disease. We announced topline results from an exploratory Phase 2 clinical trial for this indication in December 2015. We are assessing our plans for our dry eye program going forward and may focus future efforts on an intracanalicular insert containing an immunosuppressant drug.

If our NDA for DEXTENZA for the treatment of post-surgical ocular pain is approved by the FDA in the first half of 2017, we expect to commercially launch this product in the United States by the second half of 2017. We expect to sell DEXTENZA in the United States through a direct sales force although we may initially use a contract sales organization, or CSO, to hire and deploy this sales force. We intend to prepare for the commercialization process by conducting surgical demonstrations to key surgeons and then expanding our sales force through the hiring of additional regional managers and representatives in the second half of 2017.We may also supplement the sales force with a co-promotional arrangement with another ophthalmology company with an existing sales force. We expect to apply for a transitional pass-through reimbursement status code from the Center of Medicare and Medicaid Services, or

CMS, for DEXTENZA for the treatment of post-surgical ocular pain. We would expect pass-through reimbursement status to remain in effect for up to three years depending on the timing of when we apply for and if we receive this status code. CMS has recently proposed to provide up to three full years of pass-through payments for eligible products regardless of when the pass-through code is issued. Currently, CMS provides pass-through payments for no less than two years but no more than three years, depending upon when in a given calendar year a pass-through application is approved. This recent proposal by CMS, if approved, is expected to become effective in January 2017. We expect to submit to CMS for J code for DEXTENZA for the treatment of other indications, including allergic conjunctivitis, if we receive marketing approval from the FDA for these indications.

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog that reduces elevated intraocular pressure, or IOP, as its active pharmaceutical ingredient, into a hydrogel-based drug-eluting intracanalicular insert. OTX-TP is being developed as a treatment for glaucoma and ocular hypertension. We reported topline results from a Phase 2b clinical trial for this indication in October 2015. We completed End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two Phase 3 clinical trials of OTX-TP in September 2016. We expect each of the two Phase 3 trials to enroll approximately 550 patients at 50 sites in the United States. Based on the feedback from the FDA, the Phase 3 clinical trial design will include an OTX-TP treatment arm and a placebo-controlled comparator arm that will use a non-drug eluting hydrogel-based intracanalicular insert. There will not be a requirement for either a timolol comparator or a validation arm. No eye drops, placebo or active, will be administered in either the treatment or the placebo-controlled arm. The primary efficacy endpoint will be superiority in the reduction of IOP from baseline in the OTX-TP treatment arm compared to the placebo arm at all of the nine diurnal time points at 2 weeks, 6 weeks and 12 weeks.

In addition to DEXTENZA and OTX-TP, we are engaged in the preclinical development of our hydrogel depot administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our sustained-release hydrogel depot in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs or small molecule anti-angiogenic drugs, such as tyrosine kinase inhibitors, or TKIs, for the treatment of retinovascular diseases such as wet AMD, retinal vein occlusion and diabetic macular edema. Our initial goal for this program is to provide sustained release of an anti-VEGF drug or a TKI drug over a four to six month period following administration of a bioresorbable hydrogel incorporating the drug by an injection into the vitreous humor, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other back-of-the-eye diseases. In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron, for the development and potential commercialization of products containing our sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, or deliver large molecule drugs other than those that target VEGF proteins.

Under the terms of the Collaboration Agreement, we and Regeneron have agreed to conduct a joint research program with the aim of developing a sustained-release formulation of aflibercept that is suitable for advancement into clinical development. A joint research committee comprised of an equal number of representatives from each of Regeneron and us is responsible for reviewing, approving and overseeing the parties’ research and development activities with respect to licensed product candidates and making any modifications to those activities. In general, Regeneron has final decision making authority over matters on which the joint research committee deadlocks, following escalation to designated executive officer representatives of the parties, except for matters that would impose a material increase in costs or obligations on us beyond those costs and obligations included in the mutually agreed collaboration plan. We granted Regeneron an option, or the Option, to enter into an exclusive, worldwide license under our intellectual property to develop and commercialize products containing our sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds, or Licensed Products.

If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances. Regeneron will be responsible for funding an initial preclinical tolerability study. We do not expect our funding requirements to be material over the next twelve months. If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. . Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

Under the terms of the Collaboration Agreement, Regeneron has agreed to pay the Company $10 million upon exercise of the Option. We are also eligible to receive up to $145 million per Licensed Product upon the achievement of specified development and regulatory milestones, $100 million per Licensed Product upon first commercial sale of such Licensed Product and up to $50 million based on the achievement of specified sales milestones for all Licensed Products. In addition, we are entitled to tiered, escalating royalties, in a range from a high-single digit to a low-to-mid teen percentage of net sales of Licensed Products.

Following our receipt of FDA approval for ReSure Sealant, we commercially launched this product in the United States in 2014 through a network of ophthalmology-focused distributors. ReSure Sealant is approved to seal corneal incisions following cataract surgery and is the first and only surgical sealant to be approved by the FDA for ophthalmic use. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure.

We have generated limited revenue to date. All of our sustained-release drug delivery products are in various phases of clinical and preclinical development. We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability. Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP. Since inception, we have incurred significant operating losses. Our net loss was $9.6 million for the three months ended September 30, 2016 and $31.9 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $161.1 million.

Our total costs and operating expenses were $9.7 million and $32.2 million for the three and nine months ended September 30, 2016, respectively, including $1.4 million and $4.2 million, respectively, in non-cash stock-based compensation expense. We anticipate that our operating expenses will increase substantially as we pursue the clinical development of our most advanced product candidates, DEXTENZA and OTX-TP; continue the research and development of our other product candidates; continue the internal development of our intravitreal hydrogel depot for the sustained delivery of protein-based or small molecule anti-angiogenic drugs, such as anti-VEGF drugs and TKI drugs for the treatment of wet AMD and other back-of-the-eye diseases and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to continue to incur substantial additional expenses for product manufacturing, sales, marketing and distribution for our product candidates for which we obtain marketing approval. In addition, we will continue to incur additional costs associated with operating as a public company.

We do not expect to generate significant revenue from sales of any product for several years, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

In July 2014, we completed an initial public offering, or IPO, of our common stock, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain of our stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions and offering expenses. Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2017. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through September 30, 2016, we have generated limited amounts of revenue from the sales of our products. Our ReSure Sealant product received premarket approval, or PMA, from the FDA in January 2014. We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2016. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

In October 2014, we entered into a feasibility agreement with a biotechnology company relating to our intravitreal drug delivery depot. Under this agreement, the biotechnology company had agreed to pay us up to $0.7 million, of which $0.3 million was a non-refundable up-front payment due upon contract execution and $0.4 million was due upon the achievement of certain milestones. We recognized the total expected payments under the contract which included only the non-refundable payments on a straight-line basis over the estimated performance period. When a contingent milestone payment was earned, the additional consideration received was added to the total expected payments under the contract and then recognized over the estimated performance period. In January 2015, we achieved the first milestone under the feasibility agreement triggering a payment due of $0.3 million. Through September 30, 2016, we have recognized revenue of $0.5 million related to this agreement. The agreement is terminated and there are no additional performance obligations or milestones that will be recognized.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, related benefits and payroll taxes, travel and stock-based compensation expense for employees engaged in research and development, clinical and regulatory and other related functions;

•	expenses incurred in connection with the clinical trials of our product candidates, including with the investigative sites that conduct our clinical trials and under agreements with contract research organizations, or CROs;

•	expenses relating to regulatory activities, including filing fees paid to the FDA for our submissions for product approvals;

•	expenses associated with developing our pre-commercial manufacturing capabilities and manufacturing clinical study materials;

•	ongoing research and development activities relating to our core bioresorbable hydrogel technology and improvements to this technology;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies;

•	costs relating to the supply and manufacturing of product inventory, prior to approval by the FDA or other regulatory agencies of our products; and

•	expenses associated with preclinical development activities.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites.

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials and regulatory fees. We do not allocate employee and contractor-related costs, costs associated with our platform technology, costs related to manufacturing or purchasing clinical trial materials, and facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. We use internal resources in combination with third-party CROs, including clinical monitors and clinical research associates, to manage our clinical trials, monitor patient enrollment and perform data analysis for many of our clinical trials. These employees work across multiple development programs and, therefore, we do not track their costs by program.

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
ReSure Sealant	$32	$100	$203	$233
DEXTENZA for post-surgical ocular inflammation and pain	429	415	2,122	1,157
DEXTENZA for allergic conjunctivitis	14	2,715	2,815	4,309
DEXTENZA for inflammatory dry eye disease	17	128	101	613
OTX-TP for glaucoma	782	645	1,362	1,693
Unallocated expenses	4,412	4,260	13,134	11,720

Total research and development expenses	$5,686	$8,263	$19,737	$19,725

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs. In addition, we invested in sales and marketing resources in anticipation of an earlier approval of our surgical sealant product in the United States than we ultimately received from the FDA, as a result of a change in designation from a 510(k) to a PMA regulatory path. During the three and nine months ended September 30, 2016 and 2015, we incurred selling and marketing expenses in connection with ReSure Sealant, which we commercialized in the first quarter of 2014.

We expect selling and marketing expenses to increase in preparation for the potential commercial launch of our DEXTENZA product candidate for the treatment of post-surgical ocular pain, subject to resubmission and approval of our NDA by the FDA and the potential label expansion to include post-surgical ocular inflammation, subject to submission and approval of an NDA supplement.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 10, 2016 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015
	(in thousands)
Revenue:
Product revenue	$477	$388	$89
Collaboration revenue	—	41	(41)

Total revenue	477	429	48

Costs and operating expenses:
Cost of product revenue	112	91	21
Research and development	5,686	8,263	(2,577)
Selling and marketing	1,294	798	496
General and administrative	2,623	2,451	172

Total costs and operating expenses	9,715	11,603	(1,888)

Loss from operations	(9,238)	(11,174)	1,936

Other income (expense):
Interest income	69	53	16
Interest expense	(426)	(406)	(20)
Other income (expense), net	(1)	3	(4)

Total other expense, net	(358)	(350)	(8)

Net loss	$(9,596)	$(11,524)	$1,928

Revenue

We generated no revenue from our feasibility agreements during the three months ended September 30, 2016 compared to $41,000 for the three months ended September 30, 2015. We generated $0.5 million of revenue during the three months ended September 30, 2016 from sales of our ReSure Sealant product compared to $0.4 million for the three months ended September 30, 2015.

Research and Development Expenses

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$32	$100	$(68)
DEXTENZA for post-surgical ocular inflammation and pain	429	415	14
DEXTENZA for allergic conjunctivitis	14	2,715	(2,701)
DEXTENZA for inflammatory dry eye disease	17	128	(111)
OTX-TP for glaucoma and ocular hypertension	782	645	137
Unallocated expenses:
Personnel costs (including stock-based compensation)	2,826	2,386	440
All other costs	1,586	1,874	(288)

Total research and development expenses	$5,686	$8,263	$(2,577)

Research and development expenses were $5.7 million for the three months ended September 30, 2016, compared to $8.3 million for the three months ended September 30, 2015. Research and development costs decreased by $2.6 million primarily due to a decrease of $2.7 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of inflammatory dry eye disease and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension and a decrease of $0.3 million in unallocated all other costs offset in part by an increase of $0.4 million in unallocated personnel costs.

For the three months ended September 30, 2016, we incurred $1.2 million in direct research and development expenses for our sustained-release drug delivery product candidates for the front of the eye, including $0.4 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $14,000 for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $17,000 for our DEXTENZA product candidate for the treatment of inflammatory dry eye disease which was in an exploratory Phase 2 clinical trial and $0.8 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in a Phase 3 clinical trial. For the three months ended September 30, 2015, we incurred $3.9 million in direct research and development expenses for our sustained-release drug delivery product candidates for the front of the eye, including $0.4 million for our DEXTENZA product candidate for the treatment of ocular inflammation and pain following cataract surgery which was in Phase 3 clinical trials, $2.7 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $0.1 million for our DEXTENZA product candidate for the treatment of inflammatory dry eye disease which was in an exploratory Phase 2 clinical trial and $0.6 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 2b clinical trials. Unallocated research and development expense increased $0.1 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, due to an increase in personnel costs of $0.4 million due to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense offset by a decrease of $0.3 million in unallocated all other costs.

Selling and Marketing Expenses

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015
	(in thousands)
Personnel related (including stock-based compensation)	$593	$359	$234
Professional, advertising and promotion costs	463	250	213
Facility-related and other	238	189	49

Total selling and marketing expenses	$1,294	$798	$496

Selling and marketing expenses were $1.3 million for the three months ended September 30, 2016, compared to $0.8 million for the three months ended September 30, 2015. The increase of $0.5 million was primarily due to an increase of $0.2 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $0.2 million in professional fees including consulting, trade shows and conferences, and an increase of $50,000 in facility-related and other costs.

General and Administrative Expenses

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015
	(in thousands)
Personnel related (including stock-based compensation)	$1,444	$1,387	$57
Professional, insurance and consultant fees	945	793	152
Facility-related and other	234	271	(37)

Total general and administrative expenses	$2,623	$2,451	$172

General and administrative expenses were $2.6 million for the three months ended September 30, 2016, compared to $2.5 million for the three months ended September 30, 2015. The increase of $0.2 million was primarily due an increase of $0.1 million in personnel relating to additional hiring and stock-based compensation expense and an increase of $0.2 million in professional, insurance and consultant fees offset by a decrease in facility-related and other costs of $37,000. Professional, insurance and consultant fees increased primarily due to an increase in consulting fees relating to activities to support our operating as a public company including legal and professional services.

Other Income (Expense), Net

Other expense, net was $0.4 million for the three months ended September 30, 2016, compared to $0.4 million for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Revenue:
Product revenue	$1,334	$960	$374
Collaboration revenue	42	354	(312)

Total revenue	1,376	1,314	62

Costs and operating expenses:
Cost of product revenue	316	227	89
Research and development	19,737	19,725	12
Selling and marketing	4,175	2,709	1,466
General and administrative	8,002	6,575	1,427

Total costs and operating expenses	32,230	29,236	2,994

Loss from operations	(30,854)	(27,922)	(2,932)

Other income (expense):
Interest income	236	121	115
Interest expense	(1,262)	(1,316)	54
Other income (expense), net	(1)	6	(7)

Total other expense, net	(1,027)	(1,189)	162

Net loss	$(31,881)	$(29,111)	$(2,770)

Revenue

We generated $42,000 of revenue from our feasibility agreements during the nine months ended September 30, 2016 compared to $0.4 million for the nine months ended September 30, 2015. We generated $1.3 million of revenue during the nine months ended September 30, 2016 from sales of our ReSure Sealant product compared to $1.0 million for the nine months ended September 30, 2015.

Research and Development Expenses

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$203	$233	$(30)
DEXTENZA for post-surgical ocular inflammation and pain	2,122	1,157	965
DEXTENZA for allergic conjunctivitis	2,815	4,309	(1,494)
DEXTENZA for inflammatory dry eye disease	101	613	(512)
OTX-TP for glaucoma and ocular hypertension	1,362	1,693	(331)
Unallocated expenses:
Personnel costs (including stock-based compensation)	8,392	6,970	1,422
All other costs	4,742	4,750	(8)

Total research and development expenses	$19,737	$19,725	$12

Research and development expenses were $19.7 million for the nine months ended September 30, 2016, compared to $19.7 million for the nine months ended September 30, 2015. Research and development costs remained unchanged as a result of an decrease of $1.4 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of inflammatory dry eye disease and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension and an increase of $1.4 million in unallocated personnel costs.

For the nine months ended September 30, 2016, we incurred $6.4 million in direct research and development expenses for our sustained-release drug delivery product candidates for the front of the eye, including $2.1 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $2.8 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $0.1 million for our DEXTENZA product candidate for the treatment of inflammatory dry eye disease which was in an exploratory Phase 2 clinical trial and $1.4 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. For the nine months ended September 30, 2015, we incurred $7.8 million in direct research and development expenses for our sustained-release drug delivery product candidates for the front of the eye, including $1.2 million for our DEXTENZA product candidate for the treatment of ocular inflammation and pain following cataract surgery which was in Phase 3 clinical trials, $4.3 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which entered into a Phase 3 clinical trial, $0.6 million for our DEXTENZA product candidate for the treatment of inflammatory dry eye disease which was in an exploratory Phase 2 clinical trial and $1.7 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 2b clinical trials. Unallocated research and development expense increased $1.4 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due to an increase in personnel costs of $1.4 million due to additional hiring primarily in our clinical, regulatory and quality departments.

Selling and Marketing Expenses

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,770	$1,075	$695
Professional, advertising and promotion costs	1,612	1,149	463
Facility-related and other	793	485	308

Total selling and marketing expenses	$4,175	$2,709	$1,466

Selling and marketing expenses were $4.2 million for the nine months ended September 30, 2016, compared to $2.7 million for the nine months ended September 30, 2015. The increase of $1.5 million was primarily due to an increase of $0.7 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $0.5 million in professional fees including consulting, trade shows and conferences and advertising and promotion costs, and an increase of $0.3 million in facility-related and other costs.

General and Administrative Expenses

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$4,261	$3,850	$411
Professional, insurance and consultant fees	2,921	1,947	974
Facility-related and other	820	778	42

Total general and administrative expenses	$8,002	$6,575	$1,427

General and administrative expenses were $8.0 million for the nine months ended September 30, 2016, compared to $6.6 million for the nine months ended September 30, 2015. The increase of $1.4 million was primarily due to an increase of $0.4 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $1.0 million in professional, insurance and consultant fees and an increase of $42,000 in facility-related and other costs. Professional, insurance and consultant fees increased primarily due to an increase in consulting fees of $0.7 million relating to activities to support our operating as a public company including legal and professional services.

Other Income (Expense), Net

Other expense, net was $1.0 million for the nine months ended September 30, 2016, compared to $1.2 million for the nine months ended September 30, 2015. The decrease of $0.2 million was related to an increase in interest income of $0.1 million and a decrease in interest expense of $0.1.

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

Through September 30, 2016, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In July 2014, we closed our IPO, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions, and offering expenses.

As of September 30, 2016, we had cash and cash equivalents and marketable securities of $75.7 million. In April 2014, we borrowed $15.0 million in aggregate principal amount under a new credit facility and used $1.9 million of this amount to repay $1.7 million aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. In December 2015, we amended our credit facility to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019. The outstanding borrowings under this facility bear interest at an annual rate equal to 8.25%. See “—Contractual Obligations and Commitments” for additional information.

Cash Flows

As of September 30, 2016, we had cash and cash equivalents and marketable securities of $75.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(26,389)	$(25,107)
Cash provided by (used in) investing activities	47,947	(36,483)
Cash (used in) provided by financing activities	(108)	65,395

Net increase in cash and cash equivalents	$21,450	$3,805

Operating activities. Net cash used in operating activities was $26.4 million for the nine months ended September 30, 2016, primarily resulting from our net loss of $31.9 million partially offset by non-cash charges of $5.0 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had minimal product revenue in the period. Our net non-cash charges during the nine months ended September 30, 2016 consisted primarily of $4.2 million of stock-based compensation expense. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2016 consisted primarily of a decrease in accounts payable and accrued expenses of $0.4 million and a decrease in prepaid expenses and other current assets of $0.9 million. The changes in prepaid expenses and other current assets, accounts payable and accrued expenses were due to increased product development activities and the timing of vendor invoicing and payments.

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

Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2016 totaled $47.9 million and net cash used in investing activities for the nine months ended September 30, 2015 totaled $36.5 million. For the nine months ended September 30, 2016, net cash provided is primarily due to the sale of marketable securities of $64.7 million offset by the purchase of marketable securities of $14.0 million and an increase in restricted cash of $1.5 million. For the nine months ended September 30, 2016, the purchases of property and equipment, primarily laboratory equipment was $1.2 million. For the nine months ended September 30, 2015, net cash used is primarily due to the purchase of marketable securities of $75.0 million offset by the sale of marketable securities of $39.8 million. For the nine months ended September 30, 2015, the purchases of property and equipment, primarily laboratory equipment and additional investment in a manufacturing clean room was $1.3 million. In June 2016, we entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space. We expect to spend approximately $6.5 million to $7.0 million, of which up to $2.8 million would be reimbursed by a landlord provided construction allowance, on improvements to this newly leased space. In addition, we expect to spend $2.0 million to $2.5 million on manufacturing and research and development capital equipment for the new facility.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2016 was $0.1 million and net cash provided by financing activities for the nine months ended September 30, 2015 was $65.4 million. Net cash used in financing activities for the nine months ended September 30, 2016 consisted of payments of $0.4 million for insurance costs financed by a third party offset by proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.1 million and $0.2 million from the exercise of common stock options. Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of proceeds of $65.6 million, net of underwriting discounts and other offering expenses, related to our follow-on offering, proceeds from the exercise of common stock options of $0.2 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.1 million partially offset by payments of $0.5 million for insurance costs financed by a third party.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources.

We anticipate that our expenses will increase substantially if and as we:

•	pursue the clinical development of our most advanced intracanalicular insert product candidates, DEXTENZA and OTX-TP;

•	conduct joint research and development under the strategic collaboration we entered into recently with Regeneron for the development and potential commercialization of products containing our sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF targeting compounds to treat retinal diseases;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our back-of-the-eye program;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for any of our product candidates, including potentially DEXTENZA, for which we may obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and the expected growth in personnel;

•	renovate our new facility including research and development laboratories, manufacturing space and office space, which we estimate will have a total cost to us of between $4.0 million and $5.0 million, net of a landlord provided construction allowance of up to $2.8 million, in addition we expect to purchase $2.0 to $2.5 million in manufacturing and research and development capital equipment for our new facility;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	continue to operate as a public company.

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the level of product sales from any products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our sustained-release drug delivery product candidates, in particular DEXTENZA and OTX-TP;

•	the progress and status of our collaboration with Regeneron, including any development costs for which we reimburse Regeneron, the potential exercise by Regeneron of its option for a license for the development and potential commercialization of products containing our sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds, and our potential receipt of future milestone payments from Regeneron;

•	the costs of advancing our internal development efforts for the back-of-the-eye program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities, including our current NDA for DEXTENZA;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge of intellectual property limit our ability to obtain additional debt financing. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2016 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$14,579	$946	$2,809	$2,557	$8,267
Purchase commitments	3,770	2,283	1,487	—	—
Manufacturing commitments	1,680	1,260	420	—	—
Debt obligations	18,522	5,096	11,523	1,903	—

Total	$38,551	$9,585	$16,239	$4,460	$8,267

In the table above, we set forth our enforceable and legally binding obligations and future commitments at September 30, 2016, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at September 30, 2016. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods ending after December 15, 2016. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our footnote disclosure.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the potential impact of the adoption of ASU 2016-15 on our statement of cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2016, we had cash and cash equivalents and marketable securities of $75.7 million, which consisted of money market funds, United States treasury notes and government agency notes. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $28.6 million for the year ended December 31, 2014, $39.7 million for the year ended December 31, 2015 and $31.9 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $161.1 million. Through September 30, 2016, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In June 2015, we completed a follow-on offering of our common stock, which resulted in the sale of 4,600,000 shares consisting of 3,200,000 shares being sold by us and 1,400,000 shares being sold by certain stockholders of the Company, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and offering costs. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant, which was approved in January 2014 by the U.S. Food and Drug Administration, or FDA, to seal clear corneal incisions following cataract surgery. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, beginning in the first quarter of 2014, commercialization of ReSure Sealant. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially if and as we:

•	pursue the clinical development of our most advanced intracanalicular insert product candidates, DEXTENZA and OTX-TP;

•	conduct joint research and development under the strategic collaboration we entered into recently with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our sustained-release hydrogel depot in combination with Regeneron’s large molecule vascular endothelial growth factor, or VEGF, targeting compounds to treat retinal diseases;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our back-of-the-eye program;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for any of our product candidates, including potentially DEXTENZA, for which we may obtain marketing approval;

•	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and the expected growth in personnel;

•	renovate our new facility including research and development laboratories, manufacturing space and office space, which we estimate will have a total cost to us of between $4.0 million and $5.0 million, net of a landlord provided construction allowance of up to $2.8 million, in addition we expect to purchase $2.0 to $2.5 million in manufacturing and research and development capital equipment for our new facility;

•	maintain, expand and protect our intellectual property portfolio;

•	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	continue to operate as a public company.

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

ReSure Sealant is currently our only source of revenue from product sales. We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability. Instead, for us to become and remain profitable, we will need to succeed in developing and commercializing products with greater market potential. This will require us or our current or future collaborators to be successful in a range of challenging activities, including:

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

We may never succeed in these activities and may never generate revenue that is sufficient or great enough to achieve profitability. In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our new drug application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain. In the CRL, the concerns raised by the FDA pertain to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility in February 2016 that were documented on FDA Form 483. More recently, we received a letter from the FDA New England District Office, or District Office, providing additional details pertaining to the manufacturing facility inspection observations. We refer to this letter as the FDA District Office Letter. Since receiving the CRL, we have also had ongoing communications with the FDA, including the New England District Office and offices within the Center for Drug Evaluation and Research, or CDER, including the Office of Process and Facilities, with regard to the manufacturing issues and our plan for a resubmission of our NDA. In October 2016, we met with the FDA to discuss plans for resubmission to the NDA and to attempt to gain clarity on the possibility of a re-inspection of our manufacturing facility. The FDA indicated that a decision as to whether a re-inspection is needed will be made during their review of our resubmission. We anticipate the close-out of corrective actions to address the FDA District Office letter and the resubmission of the NDA in the fourth quarter of 2016. Adequate resolution of the outstanding Form 483 manufacturing deficiencies is a prerequisite to the approval of the NDA for DEXTENZA, although the final decision as to the adequacy of our manufacturing processes is made by CDER as part of the NDA review process. We anticipate that the FDA will classify the resubmission of our NDA and determine whether a re-inspection is needed within 30 days of the NDA resubmission date. We expect that a decision by the FDA to conduct a re-inspection of our manufacturing facility would result in a classification of the resubmission of the NDA as a class 2, or major review, and would take up to 6 months to complete. If no re-inspection is needed, we expect the FDA to classify the NDA resubmission as a type 2, or minor review, and take approximately 2 months to complete. While the FDA has indicated to us it intends to classify the resubmission of the NDA as a class 1 or class 2 resubmission, it is not required to use such classifications for our resubmission and it is possible that review by the FDA could take as long as our initial NDA review cycle of 10 months, or longer if additional issues are identified. We will need to resolve the issues in the CRL and obtain approval upon resubmission of our NDA before we can commercialize and begin to generate revenue from sales of DEXTENZA. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct late stage clinical trials for our sustained-release drug delivery product candidates, in particular DEXTENZA and OTX-TP, and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results. We also expect to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates. In addition, we plan to devote substantial financial resources to our commercialization efforts, including product manufacturing, sales, marketing and distribution for any of our product candidates including DEXTENZA for which we obtain marketing approval. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of September 30, 2016, we had cash and cash equivalents and marketable securities of $75.7 million. Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the level of product sales from any products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our sustained-release drug delivery product candidates, in particular DEXTENZA and OTX-TP;

•	the progress and status of our collaboration with Regeneron, including any development costs for which we reimburse Regeneron, the potential exercise by Regeneron of its option for a license for the development and potential commercialization of products containing our sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds, and our potential receipt of future milestone payments from Regeneron;

•	the costs of advancing our internal development efforts for the back-of-the-eye program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities, including our current NDA for DEXTENZA;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain regulatory approval of products with the market potential sufficient to enable us to achieve profitability. We do not expect to generate significant revenue from sales of any product for several years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of revenue from sales of ReSure Sealant and potential payments under our collaboration with Regeneron, equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from Regeneron for potential option exercise, development, regulatory and sales milestones and royalty payments under our collaboration. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our pledge of our assets as collateral to secure our obligations under our credit facility may limit our ability to obtain additional debt financing.

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and marketable securities and potential payments under our collaboration with Regeneron and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the conditions of our credit facility could result in an event of default under those instruments. In the event of an acceleration of amounts due under our credit facility as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge of our intellectual property limit our ability to obtain additional debt financing.

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

Risks Related to Product Development

We depend heavily on the success of our intracanalicular insert and other product candidates, in particular DEXTENZA and OTX-TP. Clinical trials of our product candidates may not be successful. If we are unable to successfully complete clinical development of and obtain marketing approvals for our product candidates, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize these product candidates, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular insert product candidates for diseases and conditions of the front of the eye. In particular, we are investing substantial resources to complete the development of DEXTENZA for post-surgical ocular inflammation and pain, allergic conjunctivitis and inflammatory dry eye disease and OTX-TP for glaucoma and ocular hypertension. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing one or both of DEXTENZA and OTX-TP.

The commercial success of our intracanalicular insert and other product candidates will depend on many factors, including the following:

•	completing preclinical studies and clinical trials successfully;

•	applying for and receiving marketing approvals from applicable regulatory authorities for our product candidates;

•	scaling up our manufacturing processes and capabilities to support additional or larger clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	developing and expanding our sales, marketing and distribution capabilities and launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

•	partnering successfully with our current and future collaborators, including Regeneron;

•	gaining acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	competing effectively with other therapies;

•	maintaining a continued acceptable safety profile of our products following approval;

•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•	protecting our rights in our intellectual property portfolio.

In certain cases, such as in our collaboration with Regeneron, many of these factors may be beyond our control, including clinical development and sales, marketing and distribution efforts. If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

If clinical trials of our intracanalicular insert product candidates or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of such product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including our intracanalicular insert product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. Some of our completed studies, including our pilot studies for OTX-TP and our Phase 1 clinical trial of OTX-MP, were conducted with small patient populations, making it difficult to predict whether the favorable results that we observed in such studies will be repeated in larger and more advanced clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We have completed enrollment in a third Phase 3 clinical trial of DEXTENZA for post-surgical ocular inflammation and pain to support the potential labeling expansion of DEXTENZA’s indications for use to include inflammation. We have modified the design of this third Phase 3 clinical trial compared to our two completed Phase 3 clinical trials of DEXTENZA based on our learnings from these prior trials. However, these modifications may not have the intended effect or yield favorable trial results. If the results of our third Phase 3 clinical trial of DEXTENZA are favorable and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement for DEXTENZA for the treatment of post-surgical ocular inflammation. Although we believe our planned approach for seeking marketing approval of DEXTENZA is supported by our discussions with the FDA and by the absence of any efficacy or safety concerns identified by the FDA in the CRL with respect to the clinical data provided in the NDA, the FDA could nonetheless not grant marketing approval of DEXTENZA for the pain indication until we obtain favorable results from the third Phase 3 clinical trial on both primary efficacy endpoints, or at all. If we complete the third Phase 3 clinical trial prior to a final decision by the FDA with respect to approval of our NDA upon resubmission and we do not obtain favorable results in the third Phase 3 clinical trial, in particular with respect to the primary efficacy endpoint for pain, the FDA could refuse to grant marketing approval of DEXTENZA for the pain indication.

Post-hoc analyses that we performed on the results of our two completed Phase 3 clinical trials of DEXTENZA for post-surgical ocular inflammation and pain may not be predictive of success in our third Phase 3 clinical trial. Although we believe that the collective data from these trials, including the post-hoc analyses, provide support for our decision to conduct a third Phase 3 clinical trial and provide additional information regarding our platform technology, post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

In our first Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, DEXTENZA met one of the two primary endpoints. DEXTENZA achieved the primary endpoint for ocular itching associated with allergic conjunctivitis but not the primary endpoint for conjunctival redness, in each case measured on day 7 after insertion of the depot. The difference in the mean scores for ocular itching between the DEXTENZA group and the placebo group was greater than 0.5 units on a five point scale at all time points on day 7 post-insertion and was greater than 1.0 unit at a majority of the time points on day 7 post-insertion. The DEXTENZA group did not achieve these pre-specified endpoints on day 7 post-insertion with respect to conjunctival redness. In our second Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, DEXTENZA did not meet the sole primary endpoint for ocular itching. The single primary endpoint of the second Phase 3 clinical trial was the difference in the mean scores in ocular itching between the treatment group and the placebo comparator group at three time points on day 7 following insertion of the depots. While mean ocular itching was seen to be numerically lower (more favorable) in the DEXTENZA treatment group compared to the placebo group measured at each of the three specified times on day 7 following insertion of the depots, at 3, 5, and 7 minutes by -0.18, -0.29, and -0.29 units, respectively, on a five point scale, this difference did not reach statistical significance. In addition, the trial did not achieve the requirement of at least a 0.5 unit difference at all three time points on day 7 following insertion of the depots and at least a 1.0 unit difference at the majority of the three time points between the treatment group and the placebo group on day 7 following insertion of the depots. Further, in our prior Phase 2 clinical trial of DEXTENZA in which we were evaluating DEXTENZA for allergic conjunctivitis, DEXTENZA met one of the two primary efficacy measures. The DEXTENZA treatment group achieved a mean difference compared to the vehicle control group of more than 0.5 units on a five point scale on day 14 for all three time points measured in a day for both ocular itching and conjunctival redness. The DEXTENZA group did not achieve a mean difference compared to the vehicle control group of 1.0 unit for the majority of the three time points measured on day 14 for either ocular itching or conjunctival redness. Even if we obtain favorable clinical trial results in any additional Phase 3 clinical trials of DEXTENZA for allergic conjunctivitis, including meeting all primary efficacy measures, we may not obtain approval for DEXTENZA to treat allergic conjunctivitis or ocular itching associated with allergic conjunctivitis, or the FDA may require that we conduct additional clinical trials.

We designed our Phase 2 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension to assess clinically meaningful response to treatment, and did not power these trials to measure any efficacy endpoints with statistical significance. We reported topline efficacy results from our Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015. In this trial, on day 60 at the 8:00 a.m. time point, the OTX-TP group experienced a mean intraocular pressure lowering effect of 4.7 mmHg, compared with intraocular pressure lowering of 6.4 mmHg for the timolol arm. On day 90 at the 8:00 a.m. time point, the OTX-TP group experienced an intraocular pressure lowering effect of 5.1 mmHg, compared with an intraocular pressure lowering effect of 7.2 mmHg in the timolol arm. Also in this trial, on day 60, the OTX-TP group experienced a mean diurnal intraocular pressure lowering effect of 3.3 mmHg compared to baseline 5.9 mmHg compared for the timolol group. On day 90, the OTX-TP group experienced a mean diurnal IOP lowering effect of 3.6 mmHg compared to baseline, versus 6.3 mmHg for the timolol group. We expect that our planned Phase 3 clinical trials for OTX-TP, one of which we initiated during the third quarter of 2016, will be powered with an appropriate number of patients to measure with statistical significance the superiority of OTX-TP as compared to a placebo vehicle intracanalicular insert in the reduction of mean IOP from baseline at all of the nine diurnal time points at week 2, week 6 and week 12 visits. The trial design will not have eye drops, placebo or active, administered in either the treatment or the placebo-controlled arm. However, results from our Phase 2 clinical trials may not necessarily predict a likelihood of achieving our primary endpoint in the Phase 3 clinical trials with statistical significance, including as a result of differences in trial design. If we do not achieve our primary endpoint in the Phase 3 clinical trials with statistical significance, we may not obtain marketing approval for OTX-TP.

In addition, post-hoc analyses that we performed on the results of our completed Phase 2b clinical trial may not be predictive of success in our planned Phase 3 clinical trials. Post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

The success of our intracanalicular insert product candidates is dependent upon retention following insertion and during the course of intended therapy. As such, we continue to conduct non-significant risk Investigational Device Exemption, or IDE, medical device, or NSR, studies in the United States for our intracanalicular insert in an effort to increase the rate of retention. All NSR studies that we have performed to date have involved placebo vehicle control intracanalicular inserts without active drug. If we determine to make any future changes to the design or composition of our depots, such changes could affect the outcome of any subsequent clinical trials using these updated depots. For example, in our Phase 2b clinical trial of OTX-TP, we used a different version of intracanalicular insert than either of the inserts that we used in our Phase 2a clinical trial of OTX-TP. Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP depot, that was used in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the two-month version of the depot used in the Phase 2a clinical trial. To achieve this, we modified the design of the OTX-TP depot to enlarge it in order to enable the depot to carry a greater amount of drug. In addition, we incorporated minor structural changes to improve retention rates. In our Phase 2b clinical trials, OTX-TP depots could be visualized in approximately 88% of eyes by the day 60 visit. By the day 90 visit, the ability to visualize OTX-TP had declined to approximately 42% of eyes as the hydrogel softened, liquefied and had either advanced further down in the canaliculus or had cleared through the nasolacrimal duct. We are conducting additional NSR studies on additional modified depot designs, including a polyethylene glycol, or PEG, tip on the proximal end of the depot that have been incorporated into the design of the Phase 3 trials of OTX-TP. If in our Phase 3 clinical trials the retention rates for our depots are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our sustained-release drug delivery products.

The protocols for our clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States. For our intracanalicular insert product candidates, we have typically conducted our initial and earlier stage clinical trials outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our intracanalicular insert product candidates in the United States. The FDA, however, could require us to conduct additional studies or require us to modify our planned pivotal clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated. The FDA is not obligated to comment on our trial protocols within any specified time period or at all or to affirmatively clear or approve our planned pivotal clinical trials. Subject to a waiting period of 30 days, we could choose to initiate our pivotal clinical trials in the United States without waiting for any additional period for comments from the FDA.

We intend to conduct, and may in the future conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. We have typically conducted our initial and earlier stage clinical trials for our product candidates, including our intracanalicular insert product candidates, outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our intracanalicular insert product candidates in the United States.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our sustained-release drug delivery product candidates or any other product candidates that we may develop, including:

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors or collaborators may fail to comply with regulatory requirements or meet their obligations to us in a timely manner, or at all;

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate; and

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.

For example, we applied for a deferral from the FDA for the requirement to conduct pediatric studies for DEXTENZA for the treatment of post-surgical ocular inflammation and pain until after approval of such product in adult populations for that indication. While the FDA ultimately approved our request, if the FDA had required us to conduct pediatric studies in advance of FDA approval in adult populations, we would have experienced significant delays in our ability to obtain marketing approval for DEXTENZA for this indication. We will face a similar risk if we seek a comparable deferral for other product candidates or indications.

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

Patient enrollment is affected by a variety of factors, including:

•	the prevalence and severity of the ophthalmic disease or condition under investigation;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials by us, or third-party contractors or our collaborators;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients;

•	the conduct of clinical trials by competitors for product candidates that treat the same indications as our product candidates; and

•	the lack of adequate compensation for prospective patients.

Each of our two Phase 3 clinical trials of OTX-TP are expected to enroll an aggregate of approximately 550 patients at 50 sites in the United States and will be the largest clinical trials we will have conducted to date. Patients randomized into the placebo control arm will not receive any glaucoma medications during the course of the trials. Our inability to enroll a sufficient number of patients in the Phase 3 clinical trials or any of our other clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our sustained-release drug delivery product candidates or any other product candidates that we may develop, we may need to abandon or limit our development of such product candidates.

If our sustained-release drug delivery product candidates or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our two completed Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain, there were two subjects that experienced serious adverse events in the DEXTENZA group in each of our two trials, none of which were ocular in nature or considered by the investigator to be related to the study treatment. There was one ocular serious adverse event in the vehicle control group in the two completed Phase 3 clinical trials, which was hypopyon, or inflammatory cells in the anterior chamber. In our earlier Phase 2 clinical trial of DEXTENZA for the same indication, there were three serious adverse events, none of which was considered by the investigator to be related to the study treatment. In the DEXTENZA group of this Phase 2 clinical trial of DEXTENZA, the only adverse event that occurred more than once for the same subject was reduced visual acuity, which occurred twice but these were not considered by the investigator to be related to the study treatment.

In our two pilot studies of OTX-TP for the treatment of glaucoma and ocular hypertension and our Phase 2a clinical trial of OTX-TP for the same indication, the most common adverse event was inflammatory reaction of the eyelids and ocular surface, which was noted in three patients in our pilot studies and in five patients in our Phase 2a clinical trial. No hyperemia-related adverse events were noted in any of the patients treated with OTX-TP in our Phase 2b clinical trial. There were no serious adverse events reported in our Phase 2b clinical trial; however two OTX-TP subjects and two timolol subjects discontinued study participation due to ocular adverse events. Ocular adverse events were reported for 39.4% and 37.5% of subjects in the OTX-TP and timolol groups, respectively. The most frequently reported ocular adverse events were dacryocanaliculitis, or inflammation of the lacrimal ducts, acquired dacryostenosis, or closing of the tear ducts, and eyelid oedema. In the Phase 2b clinical trial, inflammatory reaction at the administration site (punctal area) and lacrimal structure injury were each noted in one OTX-TP subject as compared to higher percentages in prior trials. In the Phase 2b trial, the majority of ocular adverse events, including the most frequently reported adverse events, were assessed by the investigators as treatment related. However, many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study.

We may not be successful in our efforts to develop product candidates based on our bioresorbable hydrogel technology platform other than ReSure Sealant or expand the use of our bioresorbable hydrogel technology for treating additional eye diseases and conditions.

We are currently directing all of our development efforts towards applying our proprietary bioresorbable hydrogel technology platform to product candidates that are designed to provide sustained delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs. We have a number of product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other front-of-the-eye diseases and conditions. We are also developing a hydrogel-based drug delivery depot designed to release therapeutic antibodies and small molecules such as tyrosine kinase inhibitors, or TKIs, to modulate the biologic activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD. In October 2016, we entered into a collaboration with Regeneron for the development and potential commercialization of products containing our sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases. Our existing product candidates and any other potential product candidates that we or our collaborators identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize our product candidates that we or our current or future collaborators develop based upon our technological approach, we will not be able to obtain substantial product revenues or revenue from collaboration agreements, including our collaboration with Regeneron, in future periods.

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

We manufacture ReSure Sealant and our product candidates for use in clinical trials, research and development and commercial efforts at our multi-product facility located at our corporate headquarters in Bedford, Massachusetts. In order to meet our business plan, which contemplates our scaling up manufacturing processes to support our product candidate development programs and the potential commercialization of these product candidates, we will need to upgrade and expand our existing manufacturing facility, add manufacturing personnel and ensure that validated processes are consistently implemented in our facility. The upgrade and expansion of our facility will require additional regulatory approvals. In addition, it will be costly and time-consuming to expand our facility and recruit necessary additional personnel. If we are unable to expand our manufacturing facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates and meeting customer demand for ReSure Sealant, which could materially damage our business and financial position.

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Following an inspection by the FDA in March 2015, for example, we received an FDA Form 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting. We submitted our response, which was accepted by the FDA, and updated our procedures. In addition, in February 2016, as part of the ongoing review of our NDA for DEXTENZA, the FDA conducted a pre-NDA approval inspection of our manufacturing operations. As a result of this inspection, we received an FDA Form 483 containing inspectional observations focused on process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes. We addressed some observations before the inspection was closed and responded to the FDA with a corrective action plan to complete the inspection process. In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA. The concerns raised in the CRL pertain to the deficiencies in manufacturing processes raised in the February Form 483 letter. Subsequently, we received the FDA District Office Letter which provided additional details pertaining to the manufacturing facility inspection observations and which stated that the corrective actions included in our prior responses as a whole appear to adequately address the ten inspectional observations raised in the Form 483 letter we received in February 2016 from the FDA, with one exception which relates to the proposed process for identity testing of an incoming inert gas component used in our manufacturing process. The FDA District Office Letter also requested evidence (e.g., a final report) when the planned migration of analytical testing from manual to an automatic integration is complete. There were no other issues identified in the FDA District Office Letter. In October 2016, we met with the FDA to discuss plans for resubmission to the NDA and to attempt to gain clarity on the possibility of a re-inspection of our manufacturing facility. The FDA indicated that a decision as to whether a re-inspection is needed will be made during their review of our resubmission. We anticipate the close-out of corrective actions to address the FDA District Office Letter and the resubmission of the NDA in the fourth quarter of 2016. Adequate resolution of the outstanding Form 483 manufacturing deficiencies is a prerequisite to the approval of the NDA for DEXTENZA, although the final decision as to the adequacy of our manufacturing processes is made by CDER as part of the NDA review process. We anticipate that the FDA will classify the resubmission and determine whether a re-inspection is needed within 30 days of the NDA resubmission date. The satisfactory resolution of the manufacturing deficiencies raised in the CRL and passing any required re-inspection of our manufacturing facility is required before our NDA for DEXTENZA for the treatment of post-surgical ocular pain can be approved.

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

The degree of market acceptance of ReSure Sealant or any product candidate for which we obtain marketing approval will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;

•	the clinical indications and product labelling for which the product is approved;

•	the convenience and ease of administration compared to alternative treatments, including the intracanalicular insert retention rate for our intracanalicular insert product candidates;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of our marketing and distribution support;

•	timing of market introduction of competitive products;

•	the availability of third-party coverage and adequate reimbursement and, for ReSure Sealant, the lack of separate reimbursement when used as part of a cataract surgery procedure;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of our products together with other medications.

For example, because we have not conducted any clinical trials to date comparing the effectiveness of DEXTENZA directly to currently approved alternative treatments for either post-surgical ocular inflammation and pain or allergic conjunctivitis, it is possible that the market acceptance of DEXTENZA, if it is approved for marketing, could be less than if we had conducted such trials. Although market research we have commissioned indicates that a majority of ophthalmologists believe DEXTENZA could become a new standard of care due to its potential ability to improve compliance with limited toxicity concerns, market acceptance for DEXTENZA could be substantially less than such research indicates, and we may not be able to achieve the market share we anticipate.

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

We have limited experience in the sale, marketing and distribution of drug and device products. To achieve commercial success for ReSure Sealant and any product candidate for which we obtain marketing approval, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We sell ReSure Sealant through a network of independent medical device distributors across the United States. We may determine to build a direct sales force to sell DEXTENZA, if approved for marketing, and may initially use a contract sales organization to staff a dedicated team of sales representatives. We may also consider co-promotional arrangements with larger ophthalmology companies. We expect that a direct sales force will be required to effectively market and sell OTX-TP, if approved for marketing. We will also rely on Regeneron to commercialize our sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds. Because we do not plan to determine whether to seek regulatory approval for any of our product candidates outside of the United States until after we receive regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our product candidates in any international markets. If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval. These may include independent distributors, pharmaceutical companies or our own direct sales organization.

There are risks involved with both establishing our own sales, marketing and distribution capabilities and with entering into arrangements with third parties to perform these services. We may not be successful in entering into arrangements with third parties to sell, market and distribute our products or may be unable to do so on terms that are most beneficial to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to market, sell and distribute our products effectively. Our product revenues and our profitability, if any, under third-party collaboration, including our collaboration with Regeneron, distribution or other marketing arrangements may also be lower than if we were to sell, market and distribute a product ourselves. On the other hand, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of any product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Our product candidates target markets that are already served by a variety of competing products based on a number of active pharmaceutical ingredients. Many of these existing products have achieved widespread acceptance among physicians, patients and payors for the treatment of ophthalmic diseases and conditions. In addition, many of these products are available on a generic basis, and our product candidates may not demonstrate sufficient additional clinical benefits to physicians, patients or payors to justify a higher price compared to generic products. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of generic products. Given that we are developing products based on FDA-approved therapeutic agents, our product candidates, if approved, will face competition from generic and branded versions of existing drugs based on the same active pharmaceutical ingredients that are administered in a different manner, typically through eye drops or intravitreal injections.

Because the active pharmaceutical ingredients in our product candidates, other than those developed under the Regeneron collaboration, are available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe the patents that we license. For example, our licensed patents related to our intracanalicular insert product candidates largely relate to the hydrogel composition of the intracanalicular inserts and certain drug-release features of the depots. As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our licensed patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

Other companies have advanced into Phase 3 clinical development biodegradable, sustained-release product candidates that could compete with our intracanalicular insert product candidates. ReSure Sealant is the first and only surgical sealant approved for ophthalmic use in the United States, but will compete with sutures as an alternative method for closing ophthalmic wounds. Multiple companies, including our collaborator Regeneron, are exploring in early stage development alternative means to deliver anti-VEGF and TKI products in a sustained-release fashion to the back of the eye.

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

We expect to apply for a transitional pass-through reimbursement status from the CMS for DEXTENZA for the treatment of post-surgical ocular pain, subject to the approval of the NDA resubmission we expect to file with the FDA for this indication. We expect pass-through status would remain in effect for up to three years depending on when we apply for and receive this reimbursement status. We expect to submit to the CMS for a standard J code for DEXTENZA for the treatment of other indications, including allergic conjunctivitis, as well as for our OTX-TP product candidate, if our clinical trials are successful and if our NDA filings and NDA supplements are approved by the FDA. There are no assurances that we will be successful in obtaining and retaining reimbursement for our product candidate.

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

Risks Related to Our Dependence on Third Parties

We will depend heavily on our collaboration with Regeneron for the success of our sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds. If Regeneron does not exercise its option, terminates our collaboration agreement or is unable to meet its contractual obligations, it could negatively impact our business.

In October 2016 we entered into the Collaboration Agreement with Regeneron for the development and potential commercialization of products containing our sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds. Our ability to generate revenues from the Collaboration Agreement will depend on our and Regeneron’s abilities to successfully perform the functions assigned to each of us under the Collaboration Agreement. We did not receive any upfront payment under the Collaboration Agreement, although Regeneron has an option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize products containing our sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds. Regeneron has agreed to pay us $10 million upon exercise of the option. The option is exclusive until 12 months after Regeneron has received a product candidate in accordance with a collaboration plan and non-exclusive for an additional six months following the end of the exclusive period. Under the Collaboration Agreement, we are obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances. We are also entitled to receive under the terms of the Collaboration Agreement specified development, regulatory and sales milestone payments, as well as royalty payments.

If Regeneron has not exercised the option during the designated option period, the Collaboration Agreement will expire. If Regeneron exercises the option, the Collaboration Agreement will expire on a licensed product-by- licensed product and country-by-by country basis upon the expiration of the later of 10 years from the date of first commercial sale in such country or the expiration of all patent rights covering the licensed product in such country. The Collaboration Agreement may be terminated by Regeneron at any time after exercise of the option upon 60 days’ prior written notice. Either party may, subject to a cure period, terminate the Collaboration Agreement in the event of the other party’s uncured material breach, in addition to other specified termination rights.

If we are unable to achieve the preclinical milestones set forth in the collaboration plan, Regeneron may not exercise the option, in which case we would not receive the $10 million payment in connection with such option and would have incurred significant development expenses. Even if Regeneron does exercise its option, we or Regeneron may not be successful in achieving the necessary preclinical, clinical, regulatory and sales milestones in connection with the collaboration. Further, if Regeneron were to breach or terminate the Collaboration Agreement or if Regeneron elects not to exercise the option we granted it and not to proceed in the collaboration, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our intravitreal depot product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our intravitreal depot product candidates. We may not be able to seek and obtain a viable, alternative collaborator to partner for the development and commercialization of the licensed products on similar terms or at all.

We have entered into collaborations with third parties to develop certain product candidates, and in the future may enter into collaborations with third parties for the commercialization of ReSure Sealant or the development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We have in the past entered into collaboration agreements with third parties, including our collaboration with Regeneron, and expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize ReSure Sealant or any of our product candidates for which we obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product candidates or if we determine that such third-party arrangements are otherwise beneficial. We also may seek additional third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Other than the distributors we use to sell ReSure Sealant, and our collaboration with Regeneron, we are not currently party to any such arrangement. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Our current collaboration poses, and any future collaborations that we enter into may pose, a number of risks, including the following:

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

For some of our other product candidates, we may decide to collaborate with pharmaceutical, biotechnology and medical device companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Our employees have administered and managed most of our clinical development work, including our clinical trials for ReSure Sealant and our clinical trials for DEXTENZA for the treatment of post-surgical ocular inflammation and pain. However, we have relied and may continue to rely on third parties, such as contract research organizations, or CROs, to conduct future clinical trials of our product candidates, including OTX-TP for the treatment of glaucoma and ocular hypertension. If we deem necessary, we may engage third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct or assist in our clinical trials or other clinical development work. If we are unable to enter into an agreement with a CRO or other service provider when required, our product development activities would be delayed.

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

In some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to enforce or maintain the patents, covering technology that we license from third parties. In particular, the license agreement that we have entered into with Incept, LLC, or Incept, an intellectual property holding company, which covers all of the patent rights and a significant portion of the technology for ReSure Sealant and our product candidates, provides that, with limited exceptions, Incept has sole control and responsibility for ongoing prosecution for the patents covered by the license agreement. In addition, although we have a right under the Incept license to bring suit against third parties who infringe our licensed patents in our field, other Incept licensees may also have the right to enforce our licensed patents in their own respective fields without our oversight or control. Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest. For example, Integra LifeSciences Holdings Corporation, another licensee of Incept, has filed suit against HyperBranch Medical Technology, Inc. alleging infringement of several patents which we also license. This enforcement action could result in one or more of these patents being invalidated or rendered unenforceable. We also have no right to control the defense of any of our licensed patents if their validity or scope is challenged before the U.S. Patent and Trademark Office, or USPTO, European Patent Office, or other patent office or tribunal. Instead, we would essentially rely on our licensor to defend such challenges, and it may not do so in a way that would best protect our interests. Therefore, our licensed patents and applications may not be prosecuted, enforced, defended or maintained in a manner consistent with the best interests of our business. If Incept fails to prosecute, enforce or maintain such patents, or loses rights to those patents, our licensed patent portfolio may be reduced or eliminated.

The patent position of pharmaceutical, biotechnology and medical device companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our licensor’s patent rights are highly uncertain. Our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, unlike patent law in the United States, European patent law precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant if broader than specifically disclosed embodiments. Moreover, we have no patent protection and likely will never obtain patent protection for ReSure Sealant outside the United States and Canada. We have only four issued patents outside of the United States for two of our three intracanalicular insert product candidates, and two of these expire by 2019. We have two licensed patent families in Europe and certain other parts of the world for our intravitreal drug delivery product candidates, but only one patent issuance, to date, outside of the United States. Patents might not be issued and we may never obtain any patent protection or may only obtain substantially limited patent protection outside of the United States with respect to our products.

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

Because the active pharmaceutical ingredients in our product candidates are available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe any patents that we license. Our licensed patents largely relate to the hydrogel composition of our intracanalicular inserts and the drug-release design scheme of our depots. As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our licensed patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we or any current or future collaborator of ours is not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

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

Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, the EMA and regulatory authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we or any current or future collaborator of ours ultimately obtains may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Accordingly, if we or any current or future collaborator of ours experiences delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

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

Even if we, or any current or future collaborators, obtain marketing approvals for our product candidates, the terms of approvals, ongoing regulations and post-marketing restrictions for our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any current or future collaborators, must therefore comply with requirements concerning advertising and promotion for any of our products for which we or our collaborators obtain marketing approval. Promotional communications with respect to drug products and medical devices are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, if any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.

The FDA required two post-approval studies as a condition for approval of our premarket approval application for ReSure Sealant. The first post-approval study, identified as the Clinical PAS, was to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant. We submitted the final study report of the Clinical PAS to the FDA in June 2016 and the FDA has confirmed the Clinical PAS has been completed. The second post-approval study, identified as the Device Exposure Registry, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant. In December 2015, the CMS denied our application for a tracking or research code for ReSure Sealant commercial use. In cooperation with the FDA, we have identified another option for conducting this registry study while maintaining the objective for linking ReSure Sealant use to the Medicare database through a partnership with a third party. In July 2016, the FDA approved the Device Exposure Registry protocol, which should allow us to complete the study in one to two years. We are required to provide periodic reports to the FDA on the progress of this post-approval study until it is completed. Following review of the results from these post-approval studies, or if we are unable to complete the Device Exposure Registry, any concerns raised by the FDA could lead to modifications in product labeling, the approved indication for use or negative publicity impacting our commercialization efforts.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers or quality assurance standards applicable to medical device manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our current or future collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to physicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a risk evaluation and mitigation strategy.

Accordingly, assuming we, or any current or future collaborators, receive marketing approval for one or more of our product candidates, we, and any current or future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and any current or future collaborators, are not able to comply with post-approval regulatory requirements, we, and any current or future collaborators, could have the marketing approvals for our products withdrawn by regulatory authorities and our, or any current or future collaborators’, ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

Current and future legislation may increase the difficulty and cost for us and any current or future collaborators to obtain marketing approval of our other product candidates and affect the prices we, or they, may obtain.

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

If we, our collaborators or any third-party manufacturers we engage in the future fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur significant costs.

We, our collaborators and any third-party manufacturers we may engage in the future are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous materials, including chemicals and biological materials, and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

Further, with respect to the operations of any current or future collaborators or third-party contract manufacturers, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our products, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of our product candidates or products.

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

Our stock price may be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

•	our success in commercializing ReSure Sealant and any product candidates, including potentially DEXTENZA, for which we obtain marketing approval;

•	the outcome of our NDA filing for DEXTENZA for the treatment of post-surgical ocular pain;

•	the success of competitive products or technologies;

•	results of clinical trials of our product candidates;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts and the efforts of our current and future collaborators to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of ophthalmic diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the ability to secure third party reimbursement for our product candidates;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

OCULAR THERAPEUTIX, INC.

Date: November 9, 2016	By:	/s/ W. Bradford Smith
W. Bradford Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1†*	Collaboration, Option and License Agreement between Ocular Therapeutix, Inc. and Regeneron Pharmaceuticals, Inc. dated October 10, 2016

10.2*	Employment Agreement, dated January 5, 2016, by and between the Company and Jonathan H. Talamo, M.D.

10.3*	Employment Agreement, dated October 10, 2016, by and between the Company and Andrew Hurley

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.