Form 10-K
period 2016-12-31
OCULAR THERAPEUTIX, INC
filed 2017-03-10
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-36554

Ocular Therapeutix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20- 5560161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

34 Crosby Drive, Suite 105
Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)

(781) 357-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ◻  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ◻  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ◻  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ◻  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ◻  Yes    ☒  No

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $88 million. The number of shares outstanding of the registrant’s class of common stock, as of March 1, 2017: 28,756,870

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2016.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•

the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA, OTX-TP and our other product candidates, including the New Drug Application, or NDA, we resubmitted to the U.S. Food and Drug Administration, or FDA, for DEXTENZA for the treatment of post-surgical ocular pain and our planned and potential NDA supplements for DEXTENZA for the treatment of post-surgical inflammation and for the treatment of allergic conjunctivitis;

•	our plans to develop and commercialize our product candidates based on our proprietary bioresorbable hydrogel technology platform;

•

our ongoing and planned clinical trials, including our Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis, our Phase 2 clinical trial of DEXTENZA for dry eye disease and our Phase 3 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension;

•	our commercialization of ReSure Sealant;

•	the potential advantages of ReSure Sealant and our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products and our ability to secure reimbursement for our products;

•

the preclinical development of our intravitreal depot with protein-based or small molecule drugs, including tyrosine kinase inhibitors, for the treatment of wet age-related macular degeneration and other retinal diseases;

•

our strategic collaboration, option and license agreement with Regeneron Pharmaceuticals, Inc. under which we are collaborating on the development of an extended-delivery formulation of the vascular endothelial growth factor, trap aflibercept, currently marketed under the brand name Eylea, for the treatment of wet age-related macular degeneration, and other serious retinal diseases;

•	our estimates regarding the potential market opportunity for DEXTENZA, OTX-TP, ReSure Sealant and our other product candidates;

•	our commercialization, marketing and manufacturing plans, capabilities and strategy;

•

the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products, including DEXTENZA, for which we may obtain marketing approval in the future;

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

PART I

Item  1.Business

Overview of Ocular Therapeutix

We are a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary hydrogel platform technology. Our bioresorbable hydrogel-based drug product candidates are designed to provide extended delivery of therapeutic agents to the eye. Our lead product candidates are DEXTENZA (dexamethasone insert), for the treatment of post-surgical ocular inflammation and pain, allergic conjunctivitis and dry eye disease, and OTX-TP, for the treatment of glaucoma and ocular hypertension, which are extended-delivery, drug-eluting inserts that are placed into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose. Our intracanalicular inserts combine our hydrogel technology with U.S. Food and Drug Administration, or FDA, approved therapeutic agents with the goal of providing extended delivery of drug to the eye. We also have an intravitreal hydrogel depot which is in preclinical development for the treatment of diseases and conditions of the back of the eye, including wet age-related macular degeneration, or wet AMD. Our initial development efforts are focused on the use of our hydrogel depot in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs or small molecule drugs, such as tyrosine kinase inhibitors, or TKIs. Our intravitreal depot is designed to be delivered via injection to release therapeutic agents, such as antibodies to vascular endothelial growth factor, or VEGF, over an extended period. We have entered into a collaboration, option and license with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea. In addition to our ongoing product development, we currently market our first commercial product, ReSure Sealant, a hydrogel-based ophthalmic wound sealant approved by the FDA to seal corneal incisions following cataract surgery. ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

Poor patient compliance with eye drop regimens and the need for frequent administration of eye drops at high drug concentrations due to rapid clearance from the ocular surface by a variety of mechanisms can create challenges in the successful management of ocular diseases and conditions. Poor patient compliance can lead to diminished efficacy and disease progression and high drug concentrations can create side effects. We are developing therapies to replace eye drop regimens with our innovative extended-delivery, drug-eluting intracanalicular inserts, which we formerly referred to as punctum plugs. Our intracanalicular inserts are designed to release a therapeutic agent to the surface of the eye over an extended period, with either a single administration for acute conditions or a once every several month administration for chronic diseases and conditions. The goal for our intracanalicular insert product candidates is to change the management of many front-of-the-eye diseases and conditions from frequent, pulsed eye drop therapy, characterized by significant variations in drug concentration over time, to longer term, extended delivery of therapeutic agents to improve patient experiences.

DEXTENZA

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel-based drug-eluting insert for intracanalicular use. In September 2015, we submitted to the FDA a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain. On July 25, 2016, we announced that we had received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA. In the CRL, the concerns raised by the FDA pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office, or the District Office, in February 2016 that were documented on FDA Form 483. The CRL did not identify any efficacy or safety concerns with respect to the clinical data provided in the NDA nor any need for additional clinical trials for the approval of the NDA. In November 2016, we received notice from the District Office accepting that our responses satisfactorily addressed the remaining corrective actions in the Form 483. We subsequently had communications with the FDA, including the District Office and offices within the Center for Drug Evaluation and Research, or CDER, including the Office of Process and Facilities, with regard to manufacturing issues and our plans for a resubmission to the NDA. On January 23, 2017, we announced that we had resubmitted our NDA. On February 22, 2017, we announced that the FDA accepted for review our NDA resubmission. The FDA determined that our NDA resubmission is a complete response and designated the NDA resubmission as a class 2, or major, review with a target action date under the Prescription Drug User Fee Act, or

PDUFA, of July 19, 2017. The FDA has not confirmed to us whether a re-inspection of our manufacturing facility will be required as part of its review, but such re-inspection may still be required. Adequate resolution of the Form 483 manufacturing deficiencies with the District Office is a prerequisite to the approval of the NDA for DEXTENZA, although the final decision as to the adequacy of our manufacturing processes is made by CDER, with input from the Office of Process and Facilities, as part of the NDA review process.

In March and April 2015, we reported topline results from two Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain. The data from these two completed Phase 3 clinical trials and a prior Phase 2 clinical trial are being used to support our NDA for post-surgical ocular pain. In the first Phase 3 clinical trial, DEXTENZA met both primary efficacy endpoints, absence of pain in the study eye at day 8 and absence of inflammatory cells in the anterior chamber of the study eye at day 14, with statistical significance. In the second Phase 3 clinical trial, DEXTENZA met the primary efficacy endpoint for absence of pain at day 8 with statistical significance but did not meet the primary efficacy endpoint for absence of inflammatory cells at day 14. In November 2016, we reported topline results from a third Phase 3 clinical trial of DEXTENZA for the treatment of post-surgical ocular inflammation and pain. In this third Phase 3 clinical trial, DEXTENZA met both primary efficacy endpoints, absence of pain at day 8 and absence of inflammatory cells at day 14, with statistical significance. DEXTENZA also showed statistical significance for the secondary endpoints of this third Phase 3 clinical trial, including the absence of inflammatory cells and absence of pain at all measured time points except for day 2 for the absence of inflammatory cells and for the absence of anterior chamber flare, an indicator of inflammation, at all measured time points. Subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation.

DEXTENZA is also in Phase 3 clinical development for the treatment of allergic conjunctivitis. We announced topline results of our first Phase 3 clinical trial for allergic conjunctivitis in October 2015 and announced topline results of our second Phase 3 clinical trial for this indication in June 2016. We met the primary efficacy endpoint for ocular itching in the first Phase 3 trial but did not meet the primary efficacy endpoint for conjunctival redness in this trial. We did not meet the sole primary endpoint for ocular itching in the second Phase 3 trial. Certain post-hoc analyses of the second Phase 3 trial for DEXTENZA for the treatment of allergic conjunctivitis have led us to believe that a placebo insert which was present through the timepoints chosen as the primary efficacy endpoints may have enhanced the performance of the placebo. As such, we believe a fast-resorbing placebo insert may lessen the placebo response we observed in the completed second Phase 3 trial. Although post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias, we believe that these analyses provide important information regarding DEXTENZA as a potential therapy for allergic conjunctivitis. We have completed the design of a fast-resorbing placebo insert and plan to conduct a non-significant risk study in humans in the middle of 2017 with a clinical research organization comparing this insert to the insert used in our DEXTENZA trials. Depending on the results of this study, we may incorporate a more rapidly resorbing insert into the placebo arm of a future Phase 3 clinical trial. In the second Phase 3 clinical trial, as well as other DEXTENZA clinical trials completed to date regardless of indication, DEXTENZA has exhibited a strong safety profile and has been generally well-tolerated. There were no serious adverse events observed in the second Phase 3 clinical trial.

Finally, DEXTENZA is in Phase 2 clinical development for the treatment of dry eye disease. We announced topline results from an exploratory Phase 2 clinical trial for this indication in December 2015. We are assessing our plans for our dry eye program going forward and may focus future efforts on an intracanalicular insert other than a corticosteroid.

If we obtain FDA approval of our NDA for DEXTENZA for the treatment of post-surgical ocular pain on the new PDUFA action date, we expect to commercially launch this product in the United States in the first quarter of 2018. We expect to sell DEXTENZA in the United States through a direct sales force, although we plan to use a contract sales organization, or CSO, to initially hire and deploy this sales force. We will need additional financing to support this planned commercial launch of DEXTENZA.  During the period of time between potential FDA approval and the commercial launch of DEXTENZA expected upon the potential approval of the pass-through reimbursement code, we intend to prepare for the commercialization process by conducting surgical demonstrations to key surgeons and educating them on the potential benefits of DEXTENZA, subject to the approval of the NDA. We expect to apply for a transitional pass-through reimbursement status code, or C code, from the Center for Medicare and Medicaid Services, or CMS, for DEXTENZA for the treatment of post-surgical ocular pain. We would expect pass-through reimbursement status to remain in effect for three years if we receive this pass-through status code. We have submitted an application to the CMS for a J code for DEXTENZA.

OTX-TP

Our second product candidate, OTX-TP, incorporates travoprost, which is an FDA-approved prostaglandin analogue in eye drop form that reduces elevated intraocular pressure, or IOP, as its active pharmaceutical ingredient, into a hydrogel-based drug-eluting intracanalicular insert. OTX-TP is being developed as a treatment for glaucoma and ocular hypertension. We reported topline results from a Phase 2b clinical trial for this indication in October 2015. We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two Phase 3 clinical trials of OTX-TP in September 2016. We expect each of the two Phase 3 trials to enroll approximately 550 patients at 50 sites in the United States. Based on discussions with the FDA, the Phase 3 clinical trial design will include an OTX-TP treatment arm and a placebo-controlled comparator arm that will use a non-drug eluting hydrogel-based intracanalicular insert. There will not be a requirement for either a timolol comparator or a validation arm. No eye drops, placebo or active, will be administered in either the OTX-TP treatment arm or the placebo-controlled arm. The primary efficacy endpoint will be superiority in the reduction of IOP from baseline in the OTX-TP treatment arm compared to the placebo arm at three diurnal time points at each of three measurement dates, 2, 6 and 12 weeks. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of intraocular pressure, compared to the placebo and a clinically meaningful reduction of intraocular pressure prior to granting marketing approval.

Back-of-the-Eye Programs

In addition to DEXTENZA and OTX-TP, we are engaged in the preclinical development of our hydrogel depot administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our extended-delivery hydrogel depot in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs or small molecule  drugs, such as tyrosine kinase inhibitors, or TKIs, for the treatment of retinal diseases such as wet AMD, retinal vein occlusion and diabetic macular edema. Our initial goal for these programs is to provide extended delivery of a protein-based large molecule or small molecule TKI drug targeting VEGF and other targets over a four to six month period following administration of a bioresorbable hydrogel incorporating the drug by an intravitreal injection, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other retinal diseases and potentially providing a more consistent uniform release of drug over the treatment period.

Regeneron Collaboration

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, for any target including VEGF, or any products that deliver large molecule drugs other than those that target VEGF proteins. Under the terms of the Collaboration Agreement, we and Regeneron have agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept that is suitable for advancement into clinical development. A joint research committee comprised of an equal number of representatives from each of Regeneron and us is responsible for reviewing, approving and overseeing the parties’ research and development activities with respect to licensed product candidates and making any modifications to those activities. In general, Regeneron has final decision making authority over matters on which the joint research committee deadlocks, following escalation to designated executive officer representatives of the parties, except for matters that would impose a material increase in costs or obligations on us beyond those costs and obligations included in the mutually agreed collaboration plan. We granted Regeneron an option, or the Option, to enter into an exclusive, worldwide license under our intellectual property to develop and commercialize products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds, or Licensed Products.

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

Under the terms of the Collaboration Agreement, Regeneron has agreed to pay us $10 million upon exercise of the Option. We are also eligible to receive up to $145 million per Licensed Product upon the achievement of specified development and regulatory milestones, including successful results from the first-in-human clinical trial, $100 million per Licensed Product upon first commercial sale of such Licensed Product and up to $50 million based on the achievement of specified sales milestones for all Licensed Products. In addition, we are entitled to tiered, escalating royalties, in a range from a high-single digit to a low-to-mid teen percentage of net sales of Licensed Products.

ReSure

Following our receipt of FDA approval for ReSure Sealant, we commercially launched this product in the United States in 2014 initially through a network of ophthalmology-focused distributors. In early 2017, we terminated these distributors and hired a contract sales force of four representatives to sell ReSure Sealant. ReSure Sealant is approved to seal corneal incisions following cataract surgery and is the first and only surgical sealant to be approved by the FDA for ophthalmic use. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure.

Market Background

Our clinical stage product candidates and our marketed product are based on a proprietary bioresorbable hydrogel technology platform that uses polyethylene glycol, or PEG, as a key component. Bioresorbable materials gradually break down in the body into non-toxic, water soluble compounds that are cleared by normal biological processes. PEG is used in many pharmaceutical products and is widely considered to be safe and biocompatible. Our technology platform allows us to tailor the physical properties, drug release profiles and bioresorption rates of our hydrogels to meet the needs of specific clinical indications. We have used this platform to engineer each of our intracanalicular insert product candidates, ReSure Sealant and our intravitreal depot. Our technical capabilities include a deep understanding of the polymer chemistry of PEG-based hydrogels and the design of the specialized manufacturing processes required to achieve a reliable, preservative free and high purity product.

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

Product Pipeline

The following table summarizes the status of our key product development programs and our marketed product. We hold worldwide exclusive commercial rights to the core technology underlying all of our products in development and have not granted commercial rights to any marketing partners other than the Option on commercial rights we granted to Regeneron for the delivery of protein-based anti-VEGF drugs in our hydrogel depot for the treatment of retinal diseases.

Our Strategy

Our goal is to change the management of many ophthalmic diseases and conditions from frequent, pulsed therapies, characterized by significant variations in drug concentration over time, to longer term, sustained delivery of therapeutic agents to improve patient experiences. The key elements of our strategy to achieve this goal are to:

•

Create proprietary solutions for ophthalmic diseases and conditions based on our bioresorbable hydrogel technology platform combined with FDA-approved therapeutic agents to improve the delivery of these agents. We are directing the majority of our development efforts towards applying our proprietary PEG-based bioresorbable hydrogel technology platform to product candidates that are designed to provide sustained delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in ophthalmic drugs approved by the FDA and that are or are expected to become available on a generic basis prior to anticipated launch dates or to which we have access to through our existing collaboration with Regeneron or in any future collaborations. Our technology uses a proprietary composition of PEG to make bioresorbable hydrogels that we specifically engineer for each of our product candidates. By focusing on the development of products based on FDA-approved therapeutic agents, we believe that we can advance potential products efficiently and predictably through the development cycle based on well-defined clinical and regulatory approval pathways. We believe this strategy of selecting FDA-approved therapeutic agents and improving their delivery represents an attractive risk-reward profile relative to new drug development.

•

Improve patient compliance and management of front-of-the-eye diseases and conditions by replacing standard of care eye drop therapies with our intracanalicular insert product candidates. We are designing and developing innovative product candidates to address large markets that are currently served by a variety of competing products, all of which we believe have limitations. We are directing a significant portion of our efforts to address many of the limitations of eye drops while still delivering the drugs to the ocular surface. Our technology platform enables sustained drug delivery to the eye, which we believe can lead to increased compliance, enhanced efficacy and reduced side effects for our product candidates as compared to existing therapies. We are designing one of our sustained delivery product candidates so that following a single administration of one of our drug-eluting intracanalicular inserts for an acute condition or administration every several months for chronic conditions, a patient can receive continuous exposure to a therapeutic agent over a sustained period.

•

Rapidly complete clinical development of and seek marketing approval for our most advanced intracanalicular insert product candidates for diseases and conditions of the front of the eye. We are focusing on completing the clinical development of our most advanced product candidates, including DEXTENZA for post-surgical ocular inflammation and pain and allergic conjunctivitis and OTX-TP for glaucoma and ocular hypertension. We believe that the well-defined clinical and regulatory approval pathways for these product candidates, coupled with the availability of large patient populations, will enable us to complete clinical development in a capital and time efficient manner. In September 2015, we submitted to the FDA an NDA for DEXTENZA for the treatment of post-surgical ocular pain. In July 2016, we received a CRL from the FDA pertaining to deficiencies in manufacturing process and controls identified during a facility inspection.  We resubmitted our NDA in January 2017 and were notified in February 2017 that the resubmission has been designated as a class 2, or major, review with a target action date under PDUFA of July 19, 2017. In November 2016, we reported that we met both primary efficacy endpoints in a Phase 3 trial for DEXTENZA for the treatment of post-surgical ocular inflammation.  We initiated the first of two Phase 3 trials of OTX-TP for the treatment of glaucoma and ocular hypertension in September 2016 and expect to initiate the second Phase 3 trial in the second half of 2017.

•

Apply our sustained-release intracanalicular insert technology for the treatment of additional diseases and conditions of the front of the eye. We are exploring the potential use of our intracanalicular inserts in other front-of-the-eye diseases and conditions, such as dry eye disease and ocular infections, incorporating active pharmaceutical ingredients that are approved by the FDA as topical ophthalmic eye drops. We have completed an exploratory Phase 2 clinical trial of DEXTENZA for dry eye disease. Subject to further advancing our DEXTENZA and OTX-TP clinical trials, we may allocate clinical development resources to additional clinical testing of our OTX-MP intracanalicular insert candidate, which incorporates the antibiotic moxifloxacin as an active pharmaceutical ingredient, for the treatment of ocular infections. We may also pursue the development of a drug-eluting intracanalicular insert that delivers cyclosporine for the treatment of dry eye disease following a potential induction therapy using DEXTENZA. In addition, we may explore whether FDA-approved therapeutic agents that are not well suited to delivery by eye drops can be delivered by our intracanalicular inserts.

•

Pursue development of our intravitreal depot and other technologies for back-of-the-eye diseases and conditions. We are developing a hydrogel-based drug delivery depot designed to release anti-angiogenic drugs, including anti-VEGF drugs, over a sustained period following administration by an intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye, including wet AMD. Our goal for this intravitreal depot is to provide sustained release of the anti-angiogenic drugs over a four to six month period, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen. We believe that less frequent injections will be more convenient for patients and may reduce the risk of infection and other potential side effects associated with each injection. We also believe that our drug delivery depot could potentially provide a more consistent level of therapeutic agent compared with existing therapies. In 2015, sales of the most commonly prescribed anti-VEGF drugs approved for the treatment of wet AMD totaled approximately $4.2 billion in the United States. We have established in preclinical testing the compatibility of our technology with these compounds and observed sustained delivery over four to six months in vivo and initial evidence of tolerability of the drug-loaded hydrogel depot. We believe that results to date support the continuing preclinical development of this product candidate. In October 2016, we entered into the Collaboration Agreement, with Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea. We are also exploring the delivery of small molecule drugs, such as TKIs, in our hydrogel depot. We are conducting preclinical research on a TKI candidate that we selected for advancement to a potential first-in-humans clinical trial expected in the second half of 2017. We are also evaluating in early exploratory research additional opportunities beyond anti-VEGF drugs to utilize our hydrogel depot for back-of-the-eye diseases.

•

Maximize commercial potential of all products for which we receive marketing approval. We hold worldwide commercial rights to each of our product candidates. We plan to prioritize our development, regulatory and commercialization efforts in the United States. We generally expect to retain commercial rights in the United States to any of our extended-delivery drug delivery product candidates for front-of-the-eye diseases and conditions for which we receive marketing approval. We may also consider co-promotion and other partnering arrangements in the United States as well. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any products of ours that receive marketing approval.

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

Post-Surgical Ocular Inflammation and Pain

Ocular inflammation and pain are common side effects following ophthalmic surgery. Frequently performed ophthalmic surgeries include cataract, refractive vitreoretinal, cornea and glaucoma procedures. Physicians prescribe anti-inflammatory drugs, such as corticosteroids, which are typically administered through eye drops multiple times per day, following ocular surgery as the standard of care. These drugs improve patient comfort and also accelerate recovery through disruption of the inflammatory cascade resulting in decreased inflammation and reduced activity of the immune system. Physicians also frequently prescribe non-steroidal anti-inflammatory drugs, or NSAIDs, as adjunctive or combination therapy to supplement the use of corticosteroids. If left untreated, inflammation of the eye may result in further ocular complications, including pain, scarring and vision loss. Market Scope has estimated that approximately 5.6 million ocular surgeries were to be performed in the United States in 2016.

Allergic Conjunctivitis

Allergic conjunctivitis is an inflammatory disease of the conjunctiva resulting primarily from a reaction to allergy-causing substances such as pollen or pet dander. The primary sign of this inflammation is redness and the primary symptom is acute itching. Allergic conjunctivitis ranges in clinical severity from relatively mild, common forms to more severe forms that can cause impaired vision. According to a study on the management of seasonal allergic conjunctivitis published in 2012 in the peer-reviewed journal Acta Ophthalmologica, allergic conjunctivitis affects 15% to 40% of the U.S. population. The first line of defense against allergic conjunctivitis is avoidance of the allergen. If this is not successful, physicians typically prescribe a mast cell stabilizer or anti-histamine. These treatments act to reduce the signs and symptoms of the early phase allergic reaction. For the subset of patients with chronic or more severe forms of allergic conjunctivitis, anti-histamines and mast cell stabilizers are often not sufficient to treat their signs and symptoms. These refractory patients are frequently treated with topical corticosteroids administered by eye drops.

Dry Eye Disease

Dry eye disease affects the ocular surface and is characterized by dryness, inflammation, pain, discomfort and irritation. The current standard of care for moderate to severe dry eye disease is the use of artificial tears and topical anti-inflammatory and immune modulating drugs administered by eye drops. The anti-inflammatory and immune modulating prescription drug market for the treatment of moderate to severe dry eye disease consists of Restasis for increasing tear production, marketed by Allergan, lifitegrast, for the treatment of the signs and symptoms of dry eye disease, marketed by Shire under the brand name Xiidra and off-label use of corticosteroids and NSAIDs. Restasis is an ophthalmic formulation of the immune modulating drug cyclosporine. Restasis is a topical immunomodulator indicated to increase tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca. Based on our review of industry sources, we estimate that approximately 20 million people in the United States have dry eye disease, including approximately five million people who suffer from moderate to severe dry eye disease.

Market Data

According to IMS Health data, approximately 21.1 million prescriptions were filled in the United States in 2016 for anti-inflammatory drugs administered by eye drops for ocular diseases and conditions, resulting in sales of approximately $3.3 billion. These prescriptions consisted of approximately 9.1 million prescriptions and $774 million in sales for single-agent corticosteroids, 3.8 million prescriptions and $352 million in sales for NSAIDs, 4.8 million prescriptions and $289 million in sales for corticosteroid and antibiotic combination products and approximately 3.3 million prescriptions and $1.8 billion in sales of Restasis for dry eye disease. According to IMS Health data, approximately 7.2 million anti-allergy eye drop prescriptions were filled in the United States in 2016, resulting in sales of approximately $751 million. The steroid market for eye drops to treat ocular diseases and conditions consists of both branded and generic products. Branded steroids include Lotemax and Alrex (loteprednol etabonate) marketed by Bausch & Lomb and Durezol (difluprednate) marketed by Alcon. Commonly used generic steroids include prednisolone, dexamethasone and fluorometholone.

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

Market Data

According to IMS Health data, approximately 35.6 million prescriptions were filled in the United States in 2016 for drugs administered by eye drops for the treatment of glaucoma, resulting in sales of approximately $2.9 billion. A typical prescription provides approximately one month of treatment. We expect prescription volume to grow, in large part as a result of the aging population. According to IMS Health, PGAs account for approximately half of the prescription volume in the glaucoma market. The market for drugs administered by eye drops for the treatment of glaucoma consists of both branded and generic products. Branded products have maintained premium pricing and significant market share. These products include Travatan Z (travoprost) marketed by Alcon and Lumigan (bimatoprost) marketed by Allergan. The relevant patents covering travoprost expired in December 2014. Commonly used generic drugs include latanoprost and timolol.

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

Market Data

According to IMS Health data, approximately 19.1 million prescriptions were filled in the United States in 2016 for ophthalmic antibiotics administered by eye drops, resulting in sales of approximately $678 million.

The Use of Eye Drops and their Limitations

Eye drops are widely used to deliver medications directly to the ocular surface and to intraocular tissue in the front of the eye. Eye drops are administrable by the patient or care provider, inexpensive to produce and treat the local tissue. However, eye drops have significant limitations, especially when used for chronic diseases or when requiring frequent administration, including:

•

Lack of patient compliance. Eye drops require frequent administration. For example, steroids for ophthalmic use require administration as frequently as four to six times daily and require tapered dosing over the course of the therapy. As a result, patient compliance with required dosing regimens frequently suffers. According to a published third-party study, more than 50% of glaucoma patients are not compliant with their prostaglandin therapy and do not refill prescriptions as required or do not follow the prescribed regimen within six months of initiating therapy. Poor patient compliance can lead to diminished efficacy and disease progression.

•

Difficulty in administration. Eye drops are difficult to administer for many patients, in particularly the elderly, due to physical or mental conditions such as severe arthritis or dementia. Difficulty in self-administering eye drops may lead to bacterial contamination in the bottle resulting from incorrect usage, limited accuracy administering the drops directly into the eye and the potential washout of drops from the eye. We believe that this also may play a large role in lack of patient compliance and resulting diminished efficacy of treatment.

•

Need for high concentrations. After eye drops are administered to the ocular surface, the tear film rapidly renews. Most topically applied solutions are washed away by new tear fluid within 15 to 30 seconds. Because contact time with the ocular surface is short, less than 5% of the applied dose actually penetrates to reach intraocular tissues. As a result, eye drops generally require frequent administration at high drug concentrations to deliver a meaningful amount of drug to the eye. This pulsed therapy results in significant variations in drug concentrations over a treatment period, which we refer to as peak and valley dosing. At peak levels, the high concentrations can result in side effects, such as burning, stinging, redness of the clear membrane covering the white part of the eye, referred to as hyperemia, and spikes in intraocular pressure, which may lead to drug induced glaucoma. At low concentration levels, the drug may not be effective, thus allowing the disease to progress.

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

Ocular Wound Closure

According to the World Health Organization, cataracts are the leading cause of visual impairment eventually progressing to blindness. According to the American Academy of Ophthalmology Cataract and Anterior Segment Panel’s 2011 Preferred Practice Pattern Guidelines, cataract extraction is the most commonly performed eye surgery in the United States. Market Scope has estimated that in 2016 there were to be approximately 3.9 million cataract extractions performed in the United States.

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

Our bioresorbable hydrogel technology is based on the use of a proprietary form of PEG. Our technical capabilities include a deep understanding of the polymer chemistry of PEG-based hydrogels and the design of the highly specialized manufacturing processes required to achieve a reliable, preservative free and pure product. We tailor the hydrogel to act as a vehicle for sustained drug delivery to the eye and as an ocular tissue sealant. We have used bioresorbable hydrogels to engineer each of our intracanalicular insert product candidates, ReSure Sealant and our intravitreal depot.

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

Intracanalicular Insert-Based Sustained-Release Therapies for Front-of-the-Eye Diseases and Conditions

A punctum is a natural opening located in the inner portion of the eyelid near the nose. There is a punctum in each of the lower eyelids and the upper eyelids. The puncta open into nasolacrimal ducts, which collect and drain tears produced by the eyes’ lacrimal glands. Tears produced in the lacrimal glands sweep across the eye surface and drain through the puncta to the nasal cavity. The section of the nasolacrimal duct immediately beyond the puncta is called the vertical canaliculus. Intracanalicular inserts that do not contain an active drug are commonly used for treatment of dry eye disease by physically blocking tear drainage. Because intracanalicular inserts stay in contact with the tear film, they are well suited for sustained delivery of drug to the eye.

Intracanalicular insert shown positioned in the vertical canaliculus

Our intracanalicular inserts utilize our proprietary hydrogel technology and are embedded with an active drug. Following insertion through the punctum, our inserts swell in tear fluid to fill the vertical canaliculus, which secures the inserts in place. We design our inserts to release drug in a sustained fashion, tailored to each disease state, back through the punctum to the surface of the eye. Over time the inserts liquefy and are cleared through the nasolacrimal duct. If necessary due to excessive tearing, discomfort or improper placement, a healthcare professional can easily remove an intracanalicular insert by a simple process of pushing the soft insert back through the punctum.

Our inserts allow incorporation of a variety of drugs with a controllable range of delivery durations and delivery rates. For acute conditions, such as post-surgical ocular inflammation and pain and allergic conjunctivitis, we have designed our intracanalicular inserts to provide a sustained release of therapeutic levels of drug for the duration of treatment. For chronic diseases, such as glaucoma, we have designed our intracanalicular inserts for repeat administration with extended dosing periods. We are concentrating our development efforts on intracanalicular inserts incorporating active pharmaceutical ingredients that are approved by the FDA for the targeted indication and that satisfy other specific selection criteria that we have developed.

We manufacture our intracanalicular inserts from dried PEG-based hydrogel formed into tiny rods that hold an active pharmaceutical ingredient in a preservative-free formulation. We embed the active pharmaceutical ingredient in the pre-hydrogel liquid formulation, which then solidifies to form a hydrogel containing the drug within. The relative size of one of our intracanalicular inserts is shown in the figure below.

We provide the intracanalicular insert as a thin dry rod to facilitate insertion through the narrow punctal opening. Upon hydration with tear fluid, the insert swells, softens, and conforms to roughly the size and shape of the vertical canaliculus, to secure it in place. We incorporate the active pharmaceutical ingredient in the form of micronized particles embedded directly in the hydrogel or as bioresorbable microspheres.

We have included a fluorescent label, or marker, in our intracanalicular insert hydrogel to serve as a visualization aid for the healthcare professional to confirm the insert’s presence. The viewer applies a blue handheld  light and a clear yellow filter aid to see the insert in the eyelid as shown in the figure below.

Because intracanalicular inserts stay in contact with the tear film, other companies have pursued the development of intracanalicular punctum plugs containing active drugs for sustained release to the ocular surface. However, these earlier product designs had significant limitations with respect to drug capacity, drug release kinetics and patient comfort and used non-degradable punctum plugs with a clear silicone hard rubber shell containing only a core with active drug. These plugs typically extended outside of the punctal opening and secured themselves in place with an external cap. The external cap was in constant contact with the surface of the eye, causing irritation and discomfort in some cases. In addition, some prior designs resorted to plugging both the upper and lower puncta, which could cause excessive tearing and patient discomfort. These designs did not incorporate a visualization agent to allow the patient and physician to assess the presence of the plug.

In contrast to these prior approaches, we have designed our intracanalicular inserts to:

•	incorporate the active pharmaceutical ingredient throughout the insert rather than just in a core to allow for higher drug capacity and better control over drug release;

•	be bioresorbable so that removal is not required for acute conditions and required infrequently for chronic conditions;

•	be soft and to fit beneath the punctal opening for patient comfort; and

•	include a fluorescent label to allow the healthcare professional and patient to visualize and assess the presence of the insert.

We select the active pharmaceutical ingredients for our sustained-release drug delivery product candidates, including our intracanalicular inserts, based on criteria we have developed through our extensive experience with hydrogel insert systems. Our active pharmaceutical ingredient selection criteria include:

•	prior approval by the FDA for the targeted ophthalmic indication;

•	expiration of relevant patent protection prior to or within our anticipated development timeline;

•	high potency to minimize required drug load in the intracanalicular insert;

•	availability from a qualified supplier; and

•	compatibility with our drug delivery system.

Anticipated Benefits of Our Intracanalicular Inserts Compared to Eye Drops

We believe our intracanalicular insert product candidates may offer a range of favorable attributes as compared to eye drops, including:

•

Improved patient compliance. Our intracanalicular inserts are inserted by a healthcare professional and are designed to provide sustained release of drug to the ocular surface. Because patients are not responsible for self-administration of the drug and the intracanalicular inserts dissipate over time and do not require removal for acute conditions or frequent removal for chronic conditions, we believe our intracanalicular inserts address the problem of patient compliance.

•

Ease of administration. We have designed our intracanalicular inserts to provide the entire course of medication with a single administration by a healthcare professional for acute conditions or for several months for chronic conditions. We believe this avoids the need for frequent administration and the potential complications that could result if doses are missed.

•

Sustained delivery of drug. We have designed our intracanalicular inserts to deliver drug in a sustained fashion to the surface of the eye in order to avoid the peak and valley dosing and related side effects and spikes in intraocular pressure associated with eye drops. We also believe sustained dosing may improve the therapeutic profile of the active pharmaceutical ingredient because it eliminates periods of little or no drug presence between eye drop administrations. Further, we are designing our product candidates so that their drug release profiles can be tailored to match the treatment needs of the disease. For example, steroids for ophthalmic purposes generally require administration over four weeks, with tapered dosing over this period. In contrast, PGAs require administration in a steady fashion over the duration of treatment. Our intracanalicular inserts are designed to fully dissipate over a period of two to three times the length of the expected period of release of the therapeutic agent and can be removed if necessary by a healthcare professional.

•

Avoidance of preservative side effects. Our intracanalicular inserts do not involve the use of preservatives, such as BAK, which have been linked to side effects including burning, stinging, hyperemia, irritation, eye dryness and, less frequently, conjunctivitis or corneal damage.

Intravitreal Depot Injection for Back-of-the-Eye Diseases and Conditions

We are engaged in the preclinical development of our hydrogel depot administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our extended-delivery hydrogel depot in combination with anti-angiogenic drugs such as protein-based anti-VEGF drugs or small molecule drugs, such as TKIs for the treatment of retinal diseases, such as wet AMD, retinal vein occlusion and diabetic macular edema. Our initial goal for these programs is to provide extended delivery of a protein-based large molecule or small molecule TKI drug targeting VEGF and other targets over a four to six month period following administration of a bioresorbable hydrogel incorporating the drug by an injection into the vitreous humor, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other retinal diseases and potentially providing a more consistent uniform release of drug over the treatment period.

We are pursuing a multi-pronged strategy to seek to maximize the potential of this technology.

•

We are evaluating an intravitreal depot through our collaboration with Regeneron, consisting of a PEG-based hydrogel matrix containing embedded micronized particles of aflibercept. Aflibercept is marketed by Regeneron under the brand name Eylea. We designed the injection to be delivered to the vitreous chamber of the eye using a fine gauge needle. We entered into the Collaboration Agreement with Regeneron in October 2016 for the development and commercialization of protein-based anti-VEGF drugs, with the initial product candidate incorporating the drug aflibercept into our hydrogel depot.

•

We are also researching the delivery of small molecule TKIs from our hydrogel depot and have selected the TKI we plan to advance to an initial human clinical trial in the second half of 2017. We have conducted preclinical work on this compound and have achieved sustained delivery and

pharmacodynamic effect in vivo for six months.    We believe this class of drugs is well suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, these drugs have been difficult to deliver to the eye for acceptable time frames at therapeutic levels without causing local and systemic toxicity due to low drug solubility and very little short half-lives in solution. We believe our local drug delivery technology gives us potential advantages in this regard. By selecting a compound that is compatible with our hydrogel platform technology and that will have expiration of relevant patents within the timeline of our development program, we avoid the need to license the TKI molecule, thus retaining full worldwide rights to any products we develop.

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

ReSure Sealant for Ocular Wound Closure

ReSure Sealant is our bioresorbable hydrogel product for wound closure following cataract surgery. This product received marketing approval from the FDA in January 2014. We commercially launched ReSure Sealant in February 2014 on a region-by-region basis in the United States through a network of independent distributors. In early 2017, we terminated these distributors and hired a contract sales force of four representatives to sell ReSure Sealant. A surgeon applies ReSure Sealant as a liquid painted onto the corneal incision. Within about 15 seconds, the sealant cross-links and transforms into a smooth, lubricious hydrogel that seals the wound. ReSure Sealant dissipates as healing progresses and does not require removal. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure. However, we believe that the market opportunity for a surgical sealant following cataract surgery may be modest because sutures are used in only approximately 14% of cataract surgeries. We do not expect to generate meaningful levels of revenue from the sale of ReSure in 2017.

Development Pipeline and Marketed Product

The following table summarizes important information about our key product development programs and our marketed product, ReSure Sealant. We hold worldwide commercial rights to each of our product candidates and ReSure Sealant.

Description
		(Active Pharmaceutical	Stage of
Product / Program	Indication	Ingredient)	Development	Status
Approved Product
ReSure Sealant	Cataract incision closure	Ocular sealant	Marketed	Approved by the FDA in January 2014; commercially launched in the United States in February 2014

Late Stage Product Candidates
DEXTENZA	Post-surgical ocular inflammation and pain	Intracanalicular insert (Dexamethasone)	Phase 3

Two Phase 3 trials completed in the first quarter of 2015; NDA resubmission for ocular pain accepted in February 2017; FDA has established a target action date under PDUFA of July 19, 2017; third Phase 3 trial topline results reported for treatment of post-surgical ocular inflammation in November 2016

OTX-TP	Glaucoma	Intracanalicular insert (Travoprost)	Phase 3	Phase 2a trial completed in May 2014; Phase 2b topline results reported in October 2015; initiated the first of two Phase 3 clinical trials in September 2016.

DEXTENZA	Allergic conjunctivitis	Intracanalicular insert (Dexamethasone)	Phase 3	Phase 2 trial completed in November 2014; topline results from the two Phase 3 trials; first Phase 3 trial reported in October 2015 and second Phase 3 trial reported in June 2016

Earlier Stage Product Candidates
DEXTENZA	Dry eye disease	Intracanalicular insert (Dexamethasone)	Phase 2	Topline results from Phase 2 trial reported in December 2015

OTX-MP	Ocular infection	Intracanalicular insert (Moxifloxacin)	Phase 1 completed	No active development efforts

Anti-angiogenic hydrogel depot	Wet AMD	Injectable intravitreal hydrogel depot (protein-based and small molecule anti-angiogenic compounds)	Preclinical	Ongoing preclinical studies
OTX-TIC	Glaucoma and ocular hypertension	Intracameral injection (Travoprost)	Preclinical	Initiation of pilot study planned for second half of 2017

Dexamethasone Intracanalicular Insert

Our DEXTENZA (sustained-release dexamethasone) intracanalicular insert product candidate incorporates the corticosteroid dexamethasone as an active pharmaceutical ingredient in our proprietary hydrogel insert. We are developing DEXTENZA for the treatment of post-surgical ocular inflammation and pain, allergic conjunctivitis and dry eye disease. We have designed DEXTENZA to deliver therapeutic levels of dexamethasone over a period of approximately 30 days. We have reported topline results from three Phase 3 clinical trials for this indication.

We selected dexamethasone as the active pharmaceutical ingredient for DEXTENZA because it:

•	is approved by the FDA and has a long history of ophthalmic use;

•	is available on a generic basis;

•	is highly potent and is typically prescribed for prevention of ocular inflammation and pain following ocular surgery;

•	is available from multiple qualified suppliers; and

•	has physical properties that are well suited for incorporation within our intracanalicular inserts.

Embedded within our DEXTENZA intracanalicular insert are dexamethasone drug particles that gradually erode and release the drug in a sustained fashion until the drug is depleted. As the dexamethasone drug particles erode and the hydrogel degrades by hydrolysis, the intracanalicular insert softens, liquefies and is cleared through the nasolacrimal duct. We provide the DEXTENZA drug product in a preservative-free formulation in a sterile, single use package.

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

Although dexamethasone is clinically effective in the treatment of late-phase inflammatory allergic reactions, the safety limitations associated with eye drop administration, including the potential to generate spikes in intraocular pressure due to the high levels of drug, have limited its widespread adoption as a treatment for this condition. These spikes in intraocular pressure can lead to drug induced glaucoma, although the incidence is low. Further, use of oral anti-histamine medications as well as anti-histamine eye drops for allergic conjunctivitis may dry out the eye and exacerbate the discomfort to some patients. We believe, based on our clinical trial results to date, that periodic use of the DEXTENZA for allergic conjunctivitis will create a low, tapered, consistent dose of dexamethasone, potentially minimizing or eliminating side effects associated with the eye drop formulation, while retaining the drug’s anti-inflammatory effects.

One of the causes of dry eye disease is inflammation. Topical anti-inflammatory drugs are used as one of several therapies to treat dry eye disease and are administered by eye drops. As the understanding of dry eye disease, specifically the inflammatory components of dry eye disease, has evolved, the use of corticosteroids has become a standard to offer short-term relief of signs and symptoms of the disease. Physicians typically prescribe a topical corticosteroid for a period of two to four weeks, tapered over the course of delivery as the inflammation and symptoms subside. As with allergic conjunctivitis, there are safety limitations associated with the use of corticosteroids for dry eye disease that have limited wide spread adoption. We believe that DEXTENZA has potential as a short-term therapy for more severe cases of dry eye caused by inflammation, followed by the delivery of an immunosuppressant drug such as cyclosporine after the inflammation has been reduced.

Overview of DEXTENZA Clinical Development

We are conducting clinical development of DEXTENZA for the treatment of post-surgical ocular inflammation and pain, allergic conjunctivitis and dry eye disease. Because DEXTENZA incorporates an active pharmaceutical ingredient already approved by the FDA for the treatment of ocular inflammation and pain, we did not need to conduct Phase 1 clinical trials for this product candidate. The following summarizes our clinical development to date for DEXTENZA.

•

In March and April 2015, we reported topline results from two Phase 3 clinical trials for the treatment of post-surgical ocular inflammation and pain. In the first Phase 3 clinical trial, DEXTENZA met both primary efficacy endpoints, absence of pain at day 8 and absence of inflammatory cells at day 14, with statistical significance. In the second Phase 3 clinical trial, DEXTENZA met the primary efficacy endpoint for absence of pain at day 8 with statistical significance but did not meet the primary efficacy endpoint for absence of inflammatory cells at day 14. We met with the FDA in April 2015 to discuss the path forward for seeking marketing approval of DEXTENZA for the treatment of post-surgical ocular inflammation and pain. In this pre-NDA clinical meeting, the FDA indicated that the existing data from our Phase 2 and two Phase 3 clinical trials are appropriate to support an NDA submission for DEXTENZA for a post-surgical ocular pain indication. The FDA further indicated that we would need additional data from a third Phase 3 clinical trial for the inflammation endpoint to support the potential labeling expansion of DEXTENZA’s indications for use. We initiated a third Phase 3 clinical trial for DEXTENZA for the treatment of post-surgical ocular inflammation and pain in October 2015. In September 2015, we submitted to the FDA an NDA, for DEXTENZA for the treatment of post-surgical ocular pain. In July 2016, we received a CRL from the FDA pertaining to deficiencies in manufacturing process and controls identified during a facility inspection.  We resubmitted our NDA to the FDA in January 2017 and were notified in February 2017 that the resubmission has been designated as a class 2, or major, review, with a target action date under PDUFA of July 19, 2017. In November 2016, we reported that we met both primary efficacy endpoints in a Phase 3 trial for DEXTENZA for the treatment of post-surgical ocular inflammation.  Subject to receiving approval for the pain indication pursuant to the NDA resubmission, we plan to submit an sNDA for DEXTENZA for the treatment of post-surgical ocular inflammation. If we obtain FDA approval of our NDA for DEXTENZA for the treatment of post-surgical ocular pain on the new PDUFA action date,  we expect to commercially launch DEXTENZA for post-surgical ocular pain in the United States in the first quarter of 2018. If we receive approval of the sNDA for post-surgical ocular inflammation, we would expect to expand the labeling to include this indication.

•

In November 2014, we completed a Phase 2 clinical trial evaluating the safety and efficacy of DEXTENZA for the treatment of allergic conjunctivitis. Based upon the encouraging results of this Phase 2 clinical trial and a subsequent meeting with the FDA, we began enrollment for an initial Phase 3 clinical trial of DEXTENZA for this indication in June 2015. We announced topline results from this trial in October 2015. We initiated a second Phase 3 clinical trial of DEXTENZA for this indication in November 2015. We announced topline results for the second Phase 3 clinical trial in June 2016. We are planning to conduct a non-significant risk study of a rapidly resorbing intracanalicular insert and based on these results may initiate an additional Phase 3 clinical trial for this indication in the second half of 2017.

•

In January 2015, we initiated a Phase 2 exploratory clinical trial of DEXTENZA for the treatment of dry eye disease. We reported topline results from this trial in December 2015. We are assessing our plans for our dry eye program going forward and may focus future efforts on an intracanalicular insert containing an immunosuppressant drug.

Clinical Trials for Post-Surgical Inflammation and Pain

Completed Phase 2 Clinical Trial

In 2013, we completed a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked Phase 2 clinical trial evaluating the safety and efficacy of DEXTENZA for the treatment of ocular inflammation and pain following cataract surgery. We conducted this trial in 60 patients at four sites in the United States pursuant to an effective investigational new drug application, or IND. We randomized patients in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug. One patient randomized into the DEXTENZA group was excluded from the trial because the investigator was unable to insert the insert, resulting in 29 patients in the DEXTENZA group and 30 patients in the vehicle control group. We evaluated patients in this trial at days 1, 4, 8, 11, 14 and 30 following surgery.

One of our goals for this trial was to determine the appropriate primary endpoints for a subsequent Phase 3 clinical development program. The two primary efficacy measures in this trial were absence of inflammatory cells in the anterior chamber of the study eye and absence of pain in the study eye. When viewed with a slit lamp biomicroscope, these inflammatory cells, referred to as cells in a slit lamp examination, appear like dust specks floating in a projected light beam. The presence of these cells in the anterior chamber indicates inflammation. In this trial, absence of pain was based on a patient reported score of zero on a scale from zero to ten of ocular pain assessment. The first primary efficacy endpoint was the difference in the proportion of patients in each treatment group with absence of cells in the anterior chamber of the study eye at day 8 following surgery. The second primary efficacy endpoint was the difference in the proportion of patients in each treatment group with absence of pain in the study eye at day 8 following surgery.

We evaluated as secondary measures the absence of flare in the anterior chamber of the study eye at each evaluation date, absence of inflammatory cells in the anterior chamber of the study eye and absence of pain in the study eye at each evaluation date other than day 8 and insert retention and visualization. Flare is a scattering of light in the aqueous humor when viewed during a slit lamp biomicroscopic examination. Flare occurs when the protein content of the aqueous humor increases due to intraocular inflammation.

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

Completed Phase 3 Clinical Trials

In 2014, we initiated a pivotal clinical trial program that consisted of two prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked Phase 3 clinical trials evaluating the safety and efficacy of DEXTENZA for the treatment of ocular inflammation and pain following cataract surgery. We initiated the first of these Phase 3 clinical trials in February 2014 and the second trial in April 2014. Patient enrollment was completed in September 2014, and the topline efficacy data from these clinical trials was reported in March and April 2015. We initiated a third Phase 3 clinical trial in the October 2015.  Patient enrollment in the third Phase 3 clinical trial was completed in May 2016 and the topline efficacy data was reported in November 2016.

We enrolled 247 patients at 16 sites in the first Phase 3 clinical trial, 241 patients at 16 sites in the second Phase 3 clinical trial and 438 patients at 21 sites in the third Phase 3 clinical trial in the United States pursuant to our effective IND. We randomized patients in a 2:1 ratio in the first two Phase 3 clinical trials and in a 1:1 ratio in the third Phase 3 clinical trial to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug. We evaluated patients at days 2, 4, 8, 14, 30 and 60 following surgery in the first two Phase 3 trials and at days 2, 4, 8, 14, and 30 in the third Phase 3 clinical trial.

The two primary efficacy measures in these trials were absence of inflammatory cells in the anterior chamber of the study eye when measured with a slit lamp biomicroscope and absence of pain in the study eye. To meet the efficacy end point for absence of inflammatory cells, there needed to be a complete absence of inflammatory cells. In these trials, absence of pain was based on a patient reported score of zero on a scale from zero to ten of ocular pain assessment. The first primary efficacy endpoint for these trials was the difference in the proportion of patients in each treatment group with absence of inflammatory cells in the anterior chamber of the study eye at day 14 following surgery. Pivotal clinical trials for other ophthalmic steroid drugs approved by the FDA for marketing in the United States also have evaluated this endpoint at day 14. The second primary efficacy endpoint for these trials was the difference in the proportion of patients in each treatment group with absence of pain in the study eye at day 8 following surgery.  For clarification of the endpoints, the day of surgery and insertion of DEXTENZA or the placebo is considered to be day 1.

We evaluated as secondary efficacy measures the level of flare, an indicator of inflammation in the anterior chamber of the study eye at each evaluation date until day 30 and absence of inflammatory cells in the anterior chamber of the study eye and absence of pain in the study eye at each evaluation date other than the day used for the primary efficacy measure until day 30. The secondary analyses on primary endpoints were intended to be exploratory assessments that can be used to support the results from the primary endpoints. If we obtain favorable results showing efficacy of DEXTENZA at earlier time points for absence of cells or absence of pain, we will consider seeking to expand the labeling for DEXTENZA as part of our NDA following any marketing approval that we may receive. We enrolled patients in these two trials who were at least 18 years of age undergoing unilateral clear corneal cataract surgery. We excluded patients from these trials if, among other reasons, they had intraocular inflammation or ocular pain in the study eye at screening or had glaucoma or ocular hypertension.

We evaluated safety in all patients at each study visit with an assessment of general eye conditions, including visual acuity and intraocular pressure, along with any adverse events.

Efficacy: In the first Phase 3 clinical trial, DEXTENZA met the primary efficacy endpoint with statistical significance for the absence of cells in the anterior chamber compared to the vehicle control at day 14. 33.1% of DEXTENZA treated patients showed an absence of inflammatory cells in the anterior chamber of the study eye on day 14 following drug product insertion, compared to 14.5% of those receiving placebo vehicle control intracanalicular inserts (p=0.0018). DEXTENZA also met the primary efficacy endpoint with statistical significance for absence of pain compared to the vehicle control at day 8. 80.4% of patients receiving DEXTENZA reported absence of pain in the study eye on day 8 following insertion of the drug product, compared to 43.4% of those receiving placebo vehicle control intracanalicular inserts (p< 0.0001).

In the second Phase 3 clinical trial, DEXTENZA met the primary efficacy endpoint for absence of pain at day 8 with statistical significance but did not meet the primary efficacy endpoint for absence of inflammatory cells at day 14. In the second Phase 3 clinical trial, 77.5% of patients receiving DEXTENZA reported an absence of pain in the study eye on day 8 following insertion of the drug product, compared to 58.8% of those receiving placebo vehicle control intracanalicular inserts, a difference which was statistically significant (p=0.0025). However, 39.4% of DEXTENZA treated patients showed an absence of inflammatory cells in the anterior chamber of the study eye on day 14 following drug product insertion, compared to 31.3% of those receiving placebo vehicle control intracanalicular inserts, a difference which was not statistically significant (p=0.2182).

In the third Phase 3 clinical trial, DEXTENZA met the primary efficacy endpoint with statistical significance for the absence of cells in the anterior chamber compared to the vehicle control at day 14. 52.1% of DEXTENZA treated patients showed an absence of inflammatory cells in the anterior chamber of the study eye on day 14 following drug product insertion compared to 31.2% of those receiving placebo vehicle control intracanalicular inserts (p< 0.0001). DEXTENZA also met the primary efficacy endpoint with statistical significance for absence of pain compared to the vehicle control at day 8. 79.3% of patients receiving DEXTENZA reported absence of pain in the study eye on day 8 following insertion of the drug product, compared to 61.3% of those receiving placebo vehicle control intracanalicular inserts (p< 0.0001).

Secondary analyses on primary endpoints for the three Phase 3 clinical trials were also completed. In the first Phase 3 clinical trial, statistically significant differences were seen for absence of pain at all time points (days 2, 4, 8, 14, 30 and 60) in the DEXTENZA treatment group compared to the vehicle control group. Statistically significant differences were seen for the absence of inflammatory cells at day 30 in the DEXTENZA treatment group compared to the vehicle control group, and there were no statistically significant differences seen at the other time points. Statistically significant differences between the DEXTENZA treatment group and the vehicle control group were seen for flare at days 8, 14 and 30.

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

In the third Phase 3 clinical trial, statistically significant differences were seen for absence of pain at all time points (days 2,4, 14, and 30) in the DEXTENZA treatment group compared to the vehicle control group. Statistically significant differences were seen for the absence of inflammatory cells at days 4, 8, and 30 but not seen at day 2.  Statistically significant differences between the DEXTENZA treatment group and the vehicle control group were seen for flare at all measured time points (days 2, 4, 8, 14, and 30).

Safety: There were no ocular or treatment-related serious adverse events in the DEXTENZA treatment group in either of the first two completed Phase 3 clinical trials. There was one ocular serious adverse event in the vehicle control group in the first two completed Phase 3 clinical trials: hypopyon, or inflammatory cells in the anterior chamber. There were two patients with three serious adverse events in the DEXTENZA treatment group in the first Phase 3 clinical trial (1.2% incidence), compared with two patients with four serious adverse events in the vehicle control group (2.4% incidence). There were two serious adverse events in the DEXTENZA treatment group in the second Phase 3 clinical trial (1.3% incidence), compared with three serious adverse events in the vehicle control group (3.8% incidence). There were three serious adverse events in the DEXTENZA treatment group in the third Phase 3 clinical trial (1.4% incidence), compared with two serious adverse events in the vehicle control group (0.9% incidence).  One serious adverse event in the DEXTENZA group was ocular in nature (retinal detachment).  None of the serious adverse events in either group were deemed to be treatment-related.

Patients were randomized in a 2:1 ratio in the first two Phase 3 clinical trials and in a 1:1 ratio in the third Phase 3 clinical trial between the treatment group and the vehicle control group. In the first Phase 3 clinical trial, 98 adverse events were noted in the DEXTENZA group and 59 adverse events were noted in the vehicle control group. In the second Phase 3 clinical trial, 74 adverse events were noted in the DEXTENZA group and 47 adverse events were noted

in the vehicle control group. In the third Phase 3 clinical trial, 91 adverse events were noted in the DEXTENZA group and 109 adverse events were noted in the vehicle control group. All adverse events were either resolved or considered chronic/stable at the time of subject exit from the study. We expect to be able to use the safety data from these Phase 3 trials to support our other DEXTENZA clinical development programs, including for allergic conjunctivitis.

Regulatory Pathway

In September 2015, we submitted to the FDA an NDA, for DEXTENZA for the treatment of post-surgical ocular pain. In July 2016, we received a CRL from the FDA pertaining to deficiencies in manufacturing process and controls identified during a facility inspection.  We resubmitted our NDA to the FDA in January 2017 and were notified in February 2017 that the resubmission has been designated as a class 2, or major, review with a target action date under PDUFA of July 19, 2017. Subject to receiving approval for the pain indication pursuant to the NDA resubmission, we plan to submit an sNDA for DEXTENZA for the treatment of post-surgical ocular inflammation. If we obtain FDA approval of our NDA for DEXTENZA for the treatment of post-surgical ocular pain on the new PDUFA action date, we expect to commercially launch this product in the United States in the first quarter of 2018. If we receive approval of the sNDA for post-surgical ocular inflammation, we expect to expand the labeling to include this indication.  We expect that we would submit the sNDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information. Although we conducted our Phase 3 clinical trials of DEXTENZA in patients who have undergone cataract surgery, these trials are intended to support a label for all post-surgical ocular surgeries.

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

We enrolled 68 patients at two sites in the United States. We randomized patients in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug. We evaluated patients using three allergen challenges in series for each of the two efficacy measures at 14, 28 and 42 days following placement of the intracanalicular insert.

The primary efficacy measures for this trial were ocular itching graded by the patient and conjunctival redness graded by the trial investigator, in each case based on a five point scale from zero to four. The primary efficacy measures were differences between treatment groups of at least 0.5 units on the five point scale on day 14 for all three time points measured in a day for both ocular itching and conjunctival redness and differences between treatment groups of at least 1.0 unit for the majority of the three time points measured on 14 days post insertion for both ocular itching and conjunctival redness. The secondary endpoints for this trial were similar to the primary efficacy endpoints, except that each variable was assessed at 28 days and 42 days following placement of the intracanalicular insert.

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

Efficacy: In this trial, there was a statistically significant mean difference (p<0.05) between the DEXTENZA treatment group and the vehicle group for both ocular itching and conjunctival redness at all three time points measured on 14, 28, and 42 days following placement of the intracanalicular insert. DEXTENZA met one of the two primary efficacy endpoints. The DEXTENZA treatment group achieved a mean difference compared to the vehicle control group of more than 0.5 units on a five point scale at 14 days post insertion for all three time points measured in a day for both ocular itching and conjunctival redness. The DEXTENZA group did not achieve a mean difference compared to the vehicle control group of 1.0 unit for the majority of the three time points measured on 14 days post insertion for either ocular itching or conjunctival redness. However, in a pre-specified analysis group of a second site in the clinical trial, in which DEXTENZA intracanalicular inserts were placed 48 to 72 hours following exposure to the allergen, rather than on the same day, we observed a mean difference in ocular itching between the DEXTENZA group and the vehicle control group of approximately 1.0 unit for the majority of three time points measured on 14 days.

The results of this trial for each of the three time points on day 14 following the insertion of the intracanalicular insert for the DEXTENZA group and the vehicle control group are shown in the table below:

				Treatment
	Time			Difference
Parameter	Point	DEXTENZA	Vehicle	(P-value)
Ocular Itching	3 min	1.80 (1.068)	2.58 (0.823)	-0.78
				(0.0031)
	5 min	1.72 (0.998)	2.70 (0.865)	-0.98
				(0.0002)
	7 min	1.65 (0.989)	2.53 (0.880)	-0.88
				(0.0007)
Conjunctival Redness	7 min	1.60 (0.753)	2.11 (0.727)	-0.51
				(0.0100)
	15 min	1.53 (0.753)	2.23 (0.708)	-0.70
				(0.0006)
	20 min	1.54 (0.739)	2.21 (0.696)	-0.67
				(0.0008)

Safety: In this trial, there was one serious adverse event in the treatment arm, which was depression. This event was not suspected to be related to treatment. The serious adverse event was not ocular in nature. In addition, there were a variety of adverse events in both the DEXTENZA group and the vehicle control group, with nine ocular adverse events and two non-ocular related adverse events in the DEXTENZA group and eight ocular adverse events and two non-ocular adverse events in the vehicle control group. In the DEXTENZA group, the only adverse events that occurred more than once were reduction in visual acuity and increased intraocular pressure, both of which occurred twice. The most common adverse events in the vehicle control group were erythema of the eyelid, discharge from the eye and an increase in lacrimation, all of which occurred twice. All adverse events were transient in nature and completely resolved by the end of the trial.

Phase 3 Clinical Program

We met with the FDA in December 2014 to review the Phase 2 clinical trial results of DEXTENZA for the treatment of allergic conjunctivitis and to discuss our planned Phase 3 clinical development program. Based on these discussions, we have initiated and completed two Phase 3 clinical trials.

First Phase 3 Clinical Trial

We initiated the first of these two planned Phase 3 clinical trials in June 2015, and we reported topline efficacy results in October 2015. This first Phase 3 clinical trial was a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked trial. A total of 73 patients were enrolled in this trial and were randomized in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug. This trial was conducted using the modified CAC model. We evaluated patients using three allergen challenges in series for each of two efficacy measures at days 7, 14 and 28 following placement of intracanalicular insert as described below. In this Phase 3 clinical trial, we placed the intracanalicular inserts 48 to 72 hours after exposure to the allergen. In our completed Phase 2 clinical trial, we obtained better efficacy results with this design protocol as noted in the description of the Phase 2 efficacy results above.

The primary efficacy measures for this trial were ocular itching graded by the patient and conjunctival redness graded by the trial investigator, in each case based on a five point scale from zero to four. The primary efficacy endpoints were the differences between the treatment group and the vehicle group of at least 0.5 units on the five point scale measured on 7 days post-insertion of the intracanalicular insert for all three time points measured for both ocular itching and conjunctival redness and differences of at least 1.0 unit for the majority of the three time points measured on 7 days post-insertion of the intracanalicular insert for both ocular itching and conjunctival redness. The secondary endpoints were similar to the primary efficacy endpoints except that each variable was assessed at day 14 and day 28 following insertion of the intracanalicular insert. The primary efficacy measure of conjunctival redness is typically included in Phase 3 trials for allergic conjunctivitis but has not been required for FDA approval of drugs for allergic conjunctivitis. Most commercially available prescription medications for the treatment of allergic conjunctivitis have an ocular itching indication only. As described below, ocular itching is the only primary efficacy endpoint in the second Phase 3 trial of DEXTENZA for the treatment of allergic conjunctivitis, with conjunctival redness being moved to a secondary efficacy endpoint.

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

Efficacy: In this trial, there was a statistically significant mean difference (p<0.0001) between the DEXTENZA treatment group and the placebo vehicle group for ocular itching at all three time points measured on 7 days post-placement of the intracanalicular insert. DEXTENZA also met the primary efficacy endpoint for ocular itching. The DEXTENZA treatment group achieved a mean difference compared to the vehicle group of greater than 0.5 units on a five point scale on 7 days post-insertion at each time point and greater than 1.0 unit at a majority of the time points on 7 days post-insertion for ocular itching. There was a statistically significant mean difference (p=0.01 or less) between the DEXTENZA treatment group and the placebo vehicle group for conjunctival redness at all three time points measured on 7 days post-placement of the intracanalicular insert. However, the DEXTENZA group did not achieve the pre-specified primary efficacy endpoints on 7 days post-insertion with respect to conjunctival redness.

The results of this trial for each of the three time points on day 7 following placement of the intracanalicular insert for the DEXTENZA group and the vehicle control group are shown in the table below:

				Treatment
	Time			Difference
Parameter	Point	DEXTENZA	Vehicle	(P-value)
Ocular Itching	3 min	1.68 (1.032)	2.66 (0.861)	-1.02
				(<0.0001)
	5 min	1.87 (1.04)	2.74 (0.69)	-0.87
				(<0.0001)
	7 min	1.70 (0.938)	2.74 (0.679)	-1.04
				(0.0007)
Conjunctival Redness	7 min	1.52 (0.641)	1.80 (0.764)	-0.26
				(0.1082)
	15 min	1.48 (0.698)	1.75 (0.786)	-0.32
				(0.0419)
	20 min	1.44 (0.710)	1.76 (0.766)	-0.29
				(0.0667)

Safety: There were no serious adverse events reported in this trial.  There were a variety of adverse events in both the DEXTENZA group and the vehicle control group, with three patients in the DEXTENZA treatment group with a total of three ocular adverse events and one non-ocular adverse event and four patients in the vehicle control group with a total of six ocular adverse events and one non-ocular adverse events. The most common ocular adverse event was increased lacrimation, which was experienced by one patient in the DEXTENZA group and two patients in the vehicle control group. Other treatment-related ocular adverse events included increased IOP in the DEXTENZA group, and blepharospasm in the vehicle control group.

Second Phase 3 Clinical Trial

We initiated the second Phase 3 clinical trial of DEXTENZA for the treatment of allergic conjunctivitis in November 2015, and we reported topline efficacy results in June 2016. This second Phase 3 clinical trial was a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked trial. A total of 72 patients were enrolled in this trial and randomized in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug. This trial was conducted using the modified CAC model. Patients were evaluated using three allergen challenges in series for each of two efficacy measures at days 7, 14 and 28 following insertion of the intracanalicular insert. In this Phase 3 clinical trial, we placed the intracanalicular inserts 48 to 72 hours after exposure to the allergen.

The single primary efficacy measure for this trial was ocular itching graded by the patient based on a five point scale from zero to four. The primary efficacy endpoints were the differences between the treatment group and the vehicle group of at least 0.5 units on the five point scale 7 days post-insertion of the intracanalicular insert for all three time points measured for ocular itching and differences of at least 1.0 unit for the majority of the three time points measured 7 days post-insertion of the intracanalicular insert for ocular itching. The secondary endpoints for ocular itching were similar to the primary efficacy endpoints except that each variable was assessed at day 14 and day 28 following placement of the intracanalicular insert. The secondary endpoints for conjunctival redness were the differences between the treatment group and the vehicle group of at least 0.5 units on the five point scale 7 days post-insertion of the intracanalicular insert for all three time points measured and differences of at least 1.0 unit for the majority of the three time points measured 7 days post-insertion of the intracanalicular insert.

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

Efficacy: In this trial, DEXTENZA did not meet the primary efficacy endpoint of ocular itching at the three time points measured on day 7  post-placement of the intracanalicular insert. The mean difference in ocular itching in the DEXTENZA treatment group compared to the placebo group measured 7 days following insertion of the inserts, at 3, 5, and 7 minutes was -0.18, -0.29, and -0.29 units, respectively, on a five point scale and did not achieve statistical significance. In addition, the trial did not achieve the requirement of at least a 0.5 unit difference at all three time points 7 days following insertion of the inserts and at least a 1.0 unit difference at a majority of the three time points between the treatment group and the placebo group 7 days following insertion of the inserts.

The trial also assessed conjunctival redness as a secondary endpoint. The differences in the mean scores in conjunctival redness between the DEXTENZA treatment group and the placebo group 7 days following insertion of the inserts at 7, 15 and 20 minutes were -0.35, -0.39 and -0.42, respectively.

The results of this trial for each of the three time points on day 7 following placement of the intracanalicular insert for the DEXTENZA group and the vehicle control group are shown in the table below:

				Treatment
	Time			Difference*
Parameter	Point	DEXTENZA	Vehicle	(P-value)
Ocular Itching	3 min	2.04 (1.088)	2.31 (1.115)	-0.18
				(0.44)
	5 min	2.07 (1.1)	2.41 (1.039)	-0.29
				(0.223)
	7 min	2.02 (1.131)	2.37 (1.129)	-0.29
				(0.2611)

Safety:  There were no serious adverse events reported in this trial.  There were a variety of adverse events in both the DEXTENZA group and the vehicle control group, with six patients in the DEXTENZA treatment group with a total of six ocular and one non-ocular adverse events and 11 patients in the vehicle control group with a total of nine ocular and eight non-ocular adverse events. The lower rate of ocular adverse events in the DEXTENZA group could potentially be due to the presence of an anti-inflammatory active pharmaceutical ingredient. Ocular adverse events reported more than one patient in either treatment group included increased IOP, which was experienced by two patients in the DEXTENZA group, as well as dacryostenosis acquired and dacryocanaliculitis, each experienced by two patients in the vehicle control group. Both cases of intraocular pressure increased were considered treatment related, as were both cases of dacrycanaliculitis and a single case of dacryostenosis. All other ocular adverse events were reported by single patients in either the DEXTENZA or vehicle control group, with most in the PV group considered treatment related.

Regulatory Pathway

We have completed two Phase 3 clinical trials evaluating DEXTENZA for the treatment of allergic conjunctivitis.   Based on the results from the second Phase 3 clinical trial in which we failed to meet the primary efficacy endpoints, we plan to conduct a non-significant risk study in humans to assess the potential efficacy effect of the placebo intracanalicular insert by comparing a rapidly resorbing insert against the placebo insert we used in the Phase 3 clinical trials.  If we obtain favorable results in the non-significant risk study, we expect to conduct a third Phase 3 clinical trial, and subject to receiving approval for DEXTENZA for the treatment of post-surgical ocular pain pursuant to the NDA that has been submitted to the FDA and obtaining favorable results from this third Phase 3 clinical trial, we plan to submit an sNDA to the FDA for DEXTENZA for the treatment of allergic conjunctivitis for only the ocular itching indication. We expect that we would submit this sNDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information. Based on discussions with the FDA, we expect to use safety results from our Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain to support the sNDA for DEXTENZA for the treatment of allergic conjunctivitis.

Clinical Trial for Dry Eye

Phase 2 Clinical Trial

In January 2015, we initiated a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, bilateral, double-masked Phase 2 feasibility study evaluating the safety and efficacy of DEXTENZA for the treatment of dry eye disease. We enrolled 43 patients and evaluated 86 eyes at two sites in the United States pursuant to our effective IND. The clinical trial was not powered for statistical significance. We randomized patients in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug.

Designed as a serial phase exploratory study, patients were initially administered a placebo vehicle control intracanalicular insert for 45 days to establish a baseline for the investigational drug treatment. Patients who responded to the placebo insert in treatment of their dry eye disease were excluded from the trial. Patients who continued to exhibit symptoms of dry eye disease during the initial 45 days, as indicated by a minimum threshold of signs of corneal staining, were qualified for enrollment in the treatment phase of the trial. Qualified patients were then randomized to receive either DEXTENZA or a placebo vehicle control intracanalicular insert. Primary efficacy measures included corneal and conjunctival staining, tear osmolarity, tear film break-up time, presence of the insert, ease of product use and visualization, and resorption of the insert following therapy. We reported topline results for this clinical trial in December 2015.

In this exploratory Phase 2 clinical trial, patients were selected for a minimum threshold of signs of corneal staining and were randomized to either treatment with DEXTENZA or a placebo vehicle insert. Patients were stratified into groups based on the level of National Eye Institute aggregate corneal fluorescein staining score improvement and were then randomized into the treatment or placebo vehicle insert group per a pre-determined randomization list to maintain masking. DEXTENZA treated patients showed clinically meaningful benefits compared to patients receiving a placebo vehicle control intracanalicular insert, with improvement in total and inferior corneal staining as well as conjunctival staining. Total corneal staining at day 30 following randomization was significantly decreased from baseline in the DEXTENZA group (-3.14) compared to placebo (-1.10) (p=0.018). Inferior staining showed clinically significant differences in the change from baseline in the DEXTENZA treatment group compared to the placebo group (-0.44 and -0.45 at day 15 and day 30, respectively). Corneal staining is a primary endpoint that has been used in recent Phase 3 dry eye clinical trials for dry eye disease conducted by other ophthalmology companies. Supportive analyses of lissamine green staining also demonstrated a clinically significant change in favor of DEXTENZA, where total staining was more than 1 point improved for the DEXTENZA group compared to the placebo group.

This clinical trial was designed to evaluate a range of objective and subjective measures (signs and symptoms, respectively) for DEXTENZA and was intended to explore which measures would be appropriate to include in the design of future clinical trials of DEXTENZA or other molecules in a sustained-release product as a potential therapy for dry eye disease. Our long term strategy for the treatment of dry eye may be to use DEXTENZA as a mode of therapy to reduce inflammation in patients with acute dry eye conditions and pursue the development of an intracanalicular insert containing an immunosuppressant drug such as cyclosporine to treat chronic dry eye.

There was one serious adverse event in the DEXTENZA treatment group, myocardial infarction, that was not deemed to be treatment related.  There were 17 adverse events in the DEXTENZA group and 11 adverse events in the vehicle control group. Eight patients in the DEXTENZA group reported 12 ocular related adverse events, and 4 patients in the vehicle control group reported 5 ocular related adverse events. Four patients in the DEXTENZA group reported 5 non-ocular related adverse events, and 5 subjects in the vehicle control group reported 6 non-ocular related adverse events. The most frequently reported ocular treatment related ocular adverse event was increased lacrimation, which was reported in 4 patients in the DEXTENZA group and 1 subject in the vehicle control group. Three patients, all from the DEXTENZA group, had a mild reduction in BCVA, of which 2 were considered treatment related and 1 of these was not resolved during the trial.

Travoprost Intracanalicular Insert (OTX-TP)

Our OTX-TP product candidate incorporates the prostaglandin analog travoprost as an active pharmaceutical ingredient in our proprietary intracanalicular insert. We are developing OTX-TP for the treatment of glaucoma and ocular hypertension. We have completed a Phase 2a clinical trial of OTX-TP, and we reported topline efficacy results of a Phase 2b clinical trial of OTX-TP in the United States in October 2015.

Travoprost is a synthetic prostaglandin analog that reduces intraocular pressure by enhancing the clearance and drainage of ocular fluid.

We selected travoprost as the active pharmaceutical ingredient for OTX-TP because it:

•	is approved by the FDA for the treatment of glaucoma and ocular hypertension;

•	has relevant patent protection that expired in December 2014;

•	is a highly potent PGA molecule;

•	is available from multiple qualified suppliers; and

•	has physical properties that are well suited for incorporation within our intracanalicular inserts.

We have designed OTX-TP to deliver therapeutic levels of travoprost for up to three months. We have tested versions of OTX-TP that are capable of sustained delivery over a one-month, a two-month and a three-month period. The retention time of our intracanalicular inserts varies from patient to patient due to various physiological and anatomical factors to which the intracanalicular inserts may be subjected. We have conducted a series of non-significant risk, or NSR, investigational device exemption, or IDE, studies with improved product designs and placement procedures with the goal of achieving higher retention rates. We have achieved successive improvements in retention, with as high as a 92% retention rate at day 90 in one of these NSR studies. Our completed pilot studies evaluated one-month and two-month versions of OTX-TP. In our Phase 2a clinical trial, we evaluated two-month and three-month versions of OTX-TP. In our Phase 2b clinical trial, we evaluated an improved three-month version of OTX-TP. In our pilot studies, the OTX-TP inserts we evaluated were violet to provide a visual assessment of insert position. In our subsequent Phase 2 clinical trials, we switched to a fluorescent yellow color to improve visibility and are using this same fluorescent marker in our Phase 2b clinical trial.

In addition to the PEG-based hydrogel, OTX-TP contains bioresorbable microparticles which contain encapsulated travoprost. We designed OTX-TP to deliver travoprost at therapeutic levels for the duration of therapy as the microparticles degrade. We provide OTX-TP in a sterile, single use package without any added preservatives.

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

•

In 2014, we completed a Phase 2a clinical trial of two versions of OTX-TP for the treatment of glaucoma and ocular hypertension to evaluate reduction in intraocular pressure over a 60 to 90 day period. This completed trial provided important information regarding the effects in patients of the drug delivery rates for our inserts that informed the design of the OTX-TP insert that we used in our Phase 2b clinical trial for this indication.

•

In the November 2014, we initiated a Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension to evaluate reduction in intraocular pressure over a 60 to 90 day period. We reported topline efficacy results from this trial in October 2015. There were no hyperemia-related adverse events noted in any of the patients treated with OTX-TP. Further, there have been no serious adverse events observed to date in the Phase 2b trial. Adverse events noted include punctal stenosis, punctal trauma and canaliculitis.

•

We have conducted ongoing NSR studies on additional modified intracanalicular insert design. We met with the FDA in the second quarter of 2016 to discuss alternative Phase 3 clinical trial designs and to formulate our plans for our Phase 3 program. Based on feedback from this meeting with the FDA, we initiated the first of two planned Phase 3 clinical trials in September 2016.

The trial design for the two Phase 3 clinical trials includes an OTX-TP treatment arm and a placebo-controlled comparator arm using a non-drug-eluting insert. No timolol comparator or validation arm will be required in the study design and no eye drops, placebo or active, are being administered in either arm. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of intraocular pressure, when compared to the placebo, as a primary efficacy endpoint, and a clinically meaningful reduction of intraocular pressure in the absolute. The primary efficacy endpoint will be evaluated at 2 weeks, 6 weeks and 12 weeks at 8am, 10am and 4pm at each of the three timepoints.

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

We evaluated patients at days 3, 10, 20 and 30 following insertion of the insert and made the following assessments:

•	mean intraocular pressure at 8:00 a.m. at each evaluation date as measured in millimeters of mercury, or mmHg;

•	mean intraocular pressure at 10:00 a.m. and 4:00 p.m. at days 10, 20 and 30;

•	change in mean intraocular pressure from baseline at each time point measured; and

•	retention of the insert in the canaliculus at days 10, 20 and 30.

We assessed intraocular pressure at multiple time points on each evaluation date because intraocular pressure naturally varies over the course of the day.

For patients who are affected bilaterally, if both eyes met all eligibility criteria, both eyes were treated, but only the eye with the higher mean intraocular pressure at baseline was included in the efficacy analysis.

Efficacy: On day 10, 100% of the inserts were retained, on day 20, 88% of the inserts were retained, and on day 30, 79% of the inserts were retained.

We observed a clinically meaningful reduction in mean intraocular pressure over the 30 day trial period. For eyes that retained the insert, from a mean baseline intraocular pressure of 27.2 mmHg, the mean intraocular pressure during treatment was maintained at or below 22 mmHg at each evaluation date and time point. The mean reduction in intraocular pressure from baseline ranged from 5.3 mmHg (20%) to 8.2 mmHg (30%) across all evaluation dates and time points. In studies conducted by third parties, a sustained 5.0 mmHg reduction in intraocular pressure reduced risk of disease progression by approximately 50%. The results for change in mean intraocular pressure from baseline at 8:00 a.m. on each evaluation date are set forth in the graph below.

Safety: In this trial, there were no serious adverse events or unanticipated adverse events. There was only one adverse event, bilateral epiphora, or excess tearing of both eyes, which was transient in nature and completely resolved after insert removal. There were no significant changes in hyperemia scores from baseline through day 30. There were no notable observations of clinical relevance among the slit lamp biomicroscopy assessments.

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

We evaluated patients at days 3, 15, 30, 45 and 60 following insertion of the insert and made the same assessments with respect to mean intraocular pressure, change in mean intraocular pressure from baseline and retention of the insert in the canaliculus at each evaluation date following day 3 as in our Phase 1 Singapore trial described above.

Efficacy: On day 15, 97% of the inserts were retained, on day 30, 92% of the inserts were retained, on day 45, 78% of the inserts were retained, and on day 60, 59% of the inserts were retained. Because of the limitations of the visualization of the violet color through pigmented eyelids, it is possible that intracanalicular inserts identified as not being retained were in fact retained but not visible, particularly given the sustained reduction in intraocular pressure through day 60 described below. We have since eliminated the violet colorant in favor of a fluorescent PEG hydrogel, resulting in greatly improved visualization.

We observed a clinically meaningful reduction in mean intraocular pressure over the 60 day trial period. For eyes that retained the insert, from a mean baseline intraocular pressure of 28.7 mmHg, the mean intraocular pressure during treatment was maintained at or below 22.0 mmHg beginning on day 15 and at all subsequent evaluation dates. The mean reduction in intraocular pressure from baseline ranged from 5.0 mmHg (18%) to 7.1 mmHg (25%) across all evaluation dates and time points. The results for change in mean intraocular pressure from baseline at 8:00 a.m. on each evaluation date are set forth in the graph below for patients who retained the insert on such date.

There were only two cases in which intraocular pressure remained high even though the insert was confirmed to be present. In each of these cases, the investigator prescribed rescue medication at the end of the visit. It is possible that this elevated intraocular pressure was the result of the participants not responding to travoprost.

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

Completed South Africa Phase 2a Clinical Trial

In May 2014, we completed a prospective, randomized, multi-arm, active-controlled, multicenter, double masked Phase 2 clinical trial evaluating the safety and efficacy of two versions of OTX-TP for the treatment of glaucoma and ocular hypertension. The OTX-TPa version was intended to release travoprost over a two-month period, and the OTX-TPb version was intended to release travoprost at a slower rate over a three-month period. Based on in vitro testing, the OTX-TPa version had an average daily drug delivery rate of 3.5 micrograms per day and the OTX-TPb version had an average daily drug delivery rate of 2.8 micrograms per day. We conducted this trial in 41 patients at four sites in South Africa. In this trial, we randomized 11 patients for treatment with OTX-TPa and placebo eye drops, 17 patients for treatment with OTX-TPb and placebo eye drops and 13 patients for treatment with a placebo vehicle control intracanalicular insert without active drug and timolol eye drops. One patient randomized into the timolol group was excluded from the trial because the investigator was unable to insert the insert. We randomized more patients in the OTX-TPb group than in the OTX-TPa group because we ceased enrolling patients in the OTX-TPa group during the trial based on an amendment to our trial protocol intended to facilitate the completion of the trial and to allow us to evaluate a larger number of patients being treated with a three-month version of the insert. Timolol is the most commonly prescribed non-PGA drug for the treatment of glaucoma and has been used as a comparator drug in pivotal clinical trials for other approval glaucoma products.

The primary efficacy endpoints in this trial are differences between treatment groups in:

•	mean change in intraocular pressure from baseline on each evaluation date and at each time point;

•	mean percent change in intraocular pressure from baseline on each evaluation date and at each time point; and

•	mean intraocular pressure on each evaluation date and at each time point.

We designed our Phase 2a clinical trial to assess clinically meaningful response to treatment, and did not power the trial to measure any efficacy endpoints with statistical significance. We also evaluated retention of the insert as a secondary endpoint.

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

We evaluated patients at days 3, 15, 30, 45, 60, 75 and 90 following insertion of the insert and made the following assessments:

•	mean intraocular pressure at 8:00 a.m. at each evaluation date;

•	mean intraocular pressure at 12:00 p.m. and 4:00 p.m. at days 30, 60 and 90;

•	change in mean intraocular pressure from baseline at each time point measured; and

•	retention of the insert in the canaliculus at each evaluation date.

For patients who are affected bilaterally, if both eyes met all eligibility criteria, both eyes were treated, but only the eye with the higher mean intraocular pressure at baseline was included in the primary efficacy analysis.

We evaluated safety in all patients at each study visit with an assessment of general eye conditions, including visual acuity, along with any adverse events.

Efficacy: In the timolol group, for eyes that retained the insert, from a mean baseline intraocular pressure of 26.1 mmHg, the mean intraocular pressure during treatment was maintained at or below 21.4 mmHg beginning on day 15 and at all subsequent evaluation dates and time points. The mean reduction in intraocular pressure from baseline ranged from 3.2 mmHg (13%) to 6.4 mmHg (25%) across all evaluation dates and time points through day 75.

In the OTX-TPa group, for eyes that retained the insert, from a mean baseline intraocular pressure of 25.8 mmHg, the mean intraocular pressure during treatment was maintained at or below 21.0 mmHg beginning on day 15 and at all subsequent evaluation dates and time points through day 75. The OTX-TPa formulation, originally intended to deliver drug over a two-month period, exceeded our expectations, delivering drug for 75 days. The mean reduction in intraocular pressure from baseline ranged from 3.2 mmHg (14%) to 6.0 mmHg (24%) across all evaluation dates and time points through day 75.

In OTX-TPb group, for eyes that retained the insert, from a mean baseline intraocular pressure of 26.4 mmHg, the mean intraocular pressure during treatment was maintained at or below 22.2 mmHg beginning on day 15 and at all subsequent evaluation dates and time points. The mean reduction in intraocular pressure from baseline ranged from 2.0 mmHg (9%) to 5.4 mmHg (20%) across all evaluation dates and time points.

The results for change in mean intraocular pressure for patients in the OTX-TPa group, for patients in the OTX-TPb group and for patients in the timolol group from baseline at 8:00 a.m. on each applicable evaluation date are set forth in the graph below, in each case for patients who retained the insert on such date. We believe that the lower average daily drug delivery rate in the OTX-TPb group may have resulted in less reduction of mean intraocular pressure in this group as compared to the OTX-TPa group. As discussed below, we evaluated an improved three-month version of OTX-TP in our Phase 2b clinical trial.

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

Completed U.S. Phase 2b Clinical Trial

In November 2014, we initiated a prospective, randomized, parallel-arm, active-controlled, multicenter, double-masked Phase 2b clinical trial to evaluate the safety and efficacy of OTX-TP for the treatment of glaucoma and ocular hypertension after submitting an IND to the FDA for this indication. We treated 73 patients at 11 sites in the United States pursuant to our effective IND. We randomized patients in a 1:1 ratio to receive either OTX-TP and placebo eye drops or a placebo vehicle control intracanalicular insert without active drug and eye drops containing timolol. Patients were instructed to use the placebo drops or timolol drops twice daily for the duration of the trial. Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP insert for use in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the OTX-TPa insert used in the Phase 2a clinical trial. To achieve this, we modified the design of the OTX-TP insert to enlarge it in order to enable the insert to carry a greater amount of drug. We previously evaluated in our Phase 1 clinical trial of OTX-MP in patients following cataract surgery an insert of similar size to the insert we are using in our Phase 2b clinical trial. These structural changes were previously evaluated in NSR studies that we describe below.

The primary efficacy endpoint in this trial was the difference between treatment groups in the mean change in intraocular pressure from baseline at day 60 following insertion of the intracanalicular insert, calculated by averaging the change from baseline across the three time points at the assessment date, which is known as diurnal intraocular pressure. The secondary efficacy endpoints in this trial were the difference between treatment groups in the mean change from baseline in average diurnal intraocular pressure at day 90, the difference between treatment groups in the mean change from baseline in intraocular pressure at each individual time point at day 60 and day 90, the difference between treatment groups in the mean change in average diurnal intraocular pressure and intraocular pressure at each individual time point at day 60 and day 90, and the difference between treatment groups in the mean percent change from baseline in average diurnal intraocular pressure and intraocular pressure at each individual time point at day 60 and 90. We designed our Phase 2b clinical trial to assess clinically meaningful response to treatment, and did not power the trial to measure any efficacy endpoints with statistical significance.

We enrolled patients in this trial who are at least 18 years of age with a documented diagnosis of ocular hypertension or open-angle glaucoma, baseline intraocular pressure within a specified range and a specified minimum level of visual acuity in each eye. We excluded patients from this trial if, among other reasons, they had a history of inadequate response to treatment with prostaglandins or beta-blockers. For patients under treatment for ocular hypertension or glaucoma, we required a drug washout period for these medications between screening and first visit. We also evaluated the effect of a four week versus a five week washout duration on the change in 8:00 a.m. intraocular pressure in both groups.

We evaluated patients at days 3, 15, 30, 45, 60, 75 and 90 (with insertion of the insert on day 1) and made the following assessments:

•	mean intraocular pressure and change in mean intraocular pressure from baseline at 8:00 a.m. at days 3, 15, 45 and 75; and

•	mean intraocular pressure and change in mean intraocular pressure from baseline at 8:00 a.m., 12:00 p.m. and 4:00 p.m. at days 30, 60 and 90.

We also collected data on intracanalicular insert presence along with visualization of the insert by both the study patient and the investigator. The patients were instructed to assess insert presence on a daily basis and report the absence of an insert immediately. This data has provided a method for us to assess the accuracy of patient self-examination for insert presence, and we expect that this will maximize the consistency of dosing.

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

This Phase 2b glaucoma clinical trial was designed to evaluate the non-inferiority of OTX-TP compared to timolol and to inform the further clinical development for OTX-TP. This trial was not powered to show statistical significance between treatment groups. The OTX-TP treatment group included placebo eye drops that may have reduced the efficacy measures for OTX-TP, by washing out drug eluted from the insert from the ocular surface, whereas the timolol group included a placebo insert that may have improved the efficacy of timolol through occlusion of the punctum thereby prolonging its retention on the ocular surface. Several peer-reviewed medical journals have reported studies in which an additional intraocular pressure lowering effect of 1.32 to 1.80 mmHg was observed in patients taking timolol eye drops in combination with a non-drug eluting punctum plug compared to those patients only taking timolol eye drops. These include studies reported in September 2011 in Clinical and Experimental Optometry, February 1989 in the American Journal of Ophthalmology and August 1996 in Acta Ophthalmologica Scandinavica. The expected design for our Phase 3 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension is addressed below under “—Regulatory Pathway”.

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

In our completed South Africa Phase 2a clinical trial in which OTX-TP intracanalicular inserts were inserted in 36 eyes in 20 patients with no placebo eye drops used, on day 30 we observed a reduction in intraocular pressure of 6.1 mmHg at 8:00 a.m., 5.1 mmHg at 12:00 p.m. and 5.6 mmHg at 4:00 p.m. following insertion of the intracanalicular insert. In this trial, on day 60 we observed a reduction in intraocular pressure of 6.7 mmHg at 8:00 a.m., 5.1 mmHg at 12:00 p.m. and 4.3 mmHg at 4:00 p.m. following insertion of the intracanalicular insert. The diurnal averages of the reduction in the intraocular pressure were 5.6 mmHg at day 30 and 5.4 mmHg at day 60 in this trial. We believe that the higher intraocular pressure reduction observed in this trial may be due in part to the lack of placebo eye drops.

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

8:00 am Results for Intraocular Pressure (mmHg)
			Post-hoc analysis
	Intent to Treat		Baseline of 5 weeks,
	Population		single drug only
	OTX-TP	Timolol	OTX-TP	Timolol
Day 30	-4.5	-6.6	-4.9	-6.2
Day 60	-4.7	-6.4	-5.3	-6.2
Day 90	-5.1	-7.3	-5.7	-7.2
Average	-4.8	-7.0	-5.6	-6.7
Difference	-2.2		-1.1

In this trial, inserts were found to be retained in 91% of patients at day 60, 88% of patients at day 75 and 48% of patients at day 90, reflecting the corresponding absorption and clearance of the inserts with the duration of drug release.

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

Non-Significant Risk Retention Studies

We conduct medical device NSR IDE studies on an ongoing basis for the purpose of refining our intracanalicular insert product and placement procedure. We conduct these NSR studies under FDA IDE regulations, although no specific FDA approval is required. We are able to conduct NSR studies because intracanalicular inserts without active drug are well established ophthalmic medical devices. The NSR study process allows us to make relatively quick evaluations of our intracanalicular insert design and placement procedure in human subjects.

In a series of completed NSR studies, we have effected compositional and dimensional adjustments to our intracanalicular insert to optimize retention. We have also used these studies to evaluate intracanalicular insert placement, as well as removal and repeat placements and have seen a range of results in NSR studies to date, with the most recent study achieving a retention rate of approximately 85-90% at day 90.

We are using an intracanalicular insert design in our Phase 3 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension that is slightly smaller than the plug design used in the Phase 2b clinical trial. We also plan to use an intracanalicular insert design in these trials that has a rapidly dissolvable tip that enables greater ease of insertion of the insert.

We believe that with the current level of retention with our intracanalicular insert design and given the ability of patients to assess the presence of the insert as a result of the fluorescent label, our current product design offers a potentially significant improvement over the current standard of care with patients receiving prostaglandin analogs. The compliance rate with prostaglandin analog eye drops has been shown to be only approximately 50% after six months of therapy due to the challenges of administration and side effects including hyperemia, or red eye.

Regulatory Pathway

Based on feedback following discussions with the FDA in the second quarter of 2016, we are using a protocol design for our Phase 3 clinical trials that focuses on a comparison of the OTX-TP arm against a vehicle placebo arm. We are not required to use placebo drops in this trial or include a timolol reference arm. We will be required to successfully complete two well controlled Phase 3 clinical trials of OTX-TP conducted under an IND to obtain marketing approval from the FDA. We expect to enroll 550 patients at up to 50 sites in each of the two Phase 3 clinical trials for an exposure duration of three months in these pivotal clinical trials.  A number of patients will be studied for up to 12 months for safety evaluations. In each of the two Phase 3 clinical trials, patients will be randomized in a 3:2 ratio to receive either OTX-TP or a placebo vehicle control intracanalicular insert without active drug. There is no timolol comparator or validation arm required in the study design and no eye drops, placebo or active, are being administered in either arm. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of intraocular pressure, when compared to the placebo, as a primary efficacy endpoint, and a clinically meaningful reduction of intraocular pressure in the absolute. The primary efficacy endpoint will be evaluated at 2, 6 and 12 weeks at 8 a.m., 10 a.m. and 4 p.m. at each of the three timepoints.  We initiated the first Phase 3 clinical trial in September 2016 and expect to initiate the second Phase 3 clinical trial in the second half of 2017.

If we obtain favorable results from these Phase 3 clinical trials, we would plan to submit an NDA to the FDA for marketing approval of OTX-TP for the treatment of glaucoma and ocular hypertension. We expect that we would submit this NDA under Section 505(b)(2) of the FDCA. See “—Governmental Regulation—Section 505(b)(2) NDAs” for additional information.

Intracameral Glaucoma (OTX-TIC) Product Candidate

We are conducting preclinical development of OTX-TIC, our product candidate, for the treatment of patients with moderate to severe glaucoma and ocular hypertension. OTX-TIC (extended-delivery travoprost) is a bioresorbable hydrogel insert incorporating travoprost that is designed to be an intracameral injection into the anterior chamber of the eye with an initial target duration of drug release of three to four months. Preclinical studies to date have demonstrated clinically meaningful intraocular pressure lowering and good pharmacokinetics in the aqueous humor.  We expect to initiate a pilot clinical study outside the United States in the second half of 2017 to assess safety and obtain initial efficacy data. The study is expected to be a prospective, single-center, randomized, double-masked, sham-controlled study to evaluate the safety, efficacy and tolerability of OTX-TIC compared to topical travoprost (eye drops) in up to 20 patients with open-angle glaucoma or ocular hypertension.  If the results from this trial are promising, we plan to advance to a Phase 2 clinical development program in the United States.

Moxifloxacin Intracanalicular Insert (OTX-MP)

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

We selected moxifloxacin as the active pharmaceutical ingredient for OTX-MP because it:

•	is approved by the FDA for bacterial conjunctivitis;

•	is available on a generic basis;

•	offers high lethality against gram-positive organisms while maintaining gram-negative lethality;

•	is available from multiple qualified suppliers; and

•	has physical properties that are well suited for incorporation within our intracanalicular inserts.

Completed Phase 1 Clinical Trial

In 2010, we completed a prospective, single center, single arm, open label Phase 1 clinical trial evaluating the initial safety and pharmacokinetics of OTX-MP in post-cataract surgery patients. We conducted the trial in 10 patients at one site in Singapore.

We enrolled patients in this trial who were at least 21 years of age undergoing clear corneal cataract surgery. We evaluated patients at days 1, 3, 7, 10, 20 and 30 following insertion of the insert and made the following assessments:

•	retention of the insert in the canaliculus on each evaluation date;

•	moxifloxacin level in tear fluid on each evaluation date; and

•	ease of use.

Efficacy: We have designed our OTX-MP product candidate to provide for the release of moxifloxacin over a period of up to two weeks and to be fully resorbed by day 30. In this trial, the insert was present in 100% of eyes through day 10 and 0% of eyes at day 30. This indicates the insert functioned as designed for retention and for resorption. The mean concentration level of moxifloxacin in tear fluid at each post-surgical evaluation date through day 10 was above the MIC90 potency threshold. The MIC90 measurement establishes the concentration of a drug needed to inhibit the growth of 90% of a panel of bacterial strains isolated from patients. OTX-MP was able to maintain effective concentration levels of moxifloxacin in the tear fluid over the target 7 to 10 day period, as shown in the chart below. No drug was detectable at day 30.

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

Intravitreal Depot for the Treatment of Back-of-the-Eye Diseases

We are engaged in a preclinical development program of a sustained-release hydrogel depots administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our current development efforts are focused on the use of our sustained-release hydrogel depot in combination with anti-angiogenic compounds, including anti-VEGF compounds, for the treatment of wet AMD. Our initial depots have delivered both small and large molecule anti-VEGF compounds in vitro over our targeted four to six month period, which we believe could make it possible to reduce the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD. In addition, our preclinical studies have demonstrated a sustained pharmacodynamic effect in vivo of up to six months with a small molecule tyrosine kinase inhibitor (TKI). The two strategies being pursued are as follows:

•

We are evaluating an intravitreal depot, in collaboration with Regeneron, consisting of a PEG-based hydrogel matrix containing embedded micronized particles of aflibercept. Aflibercept is marketed by Regeneron under the brand name Eylea. We designed the injection to be delivered to the vitreous chamber of the eye using a fine gauge needle. We entered into a strategic collaboration with Regeneron in October 2016 for the development and commercialization of protein-based anti-VEGF drugs, with the initial product candidate incorporating the drug aflibercept into our hydrogel depot.

•

We are also researching the delivery of small molecule TKIs from our hydrogel depot and have selected the TKI we plan to advance to an initial human clinical trial in the second half of 2017. We have conducted preclinical work on this compound and have achieved sustained delivery and pharmacodynamic effect in vivo for six months. We believe this class of drugs is well suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, these drugs have been difficult to deliver to the eye for acceptable time frames at therapeutic levels without causing local and systemic toxicity due to low drug solubility and very short half-lives in solution. We believe our local drug delivery technology gives us potential advantages in this regard. By selecting a compound that is compatible with our hydrogel platform technology and that will have expiration of relevant patents within the timeline of our development program, we avoid the need to license the TKI molecule, thus retaining full worldwide rights to any products we develop.

We are conducting these small and large molecule sustained delivery programs in parallel.

In Vitro and Preclinical results

To date, in in vitro tests and preclinical studies, we have been able to incorporate antibody anti-VEGF drugs within our hydrogels, and our collaborators have been testing release rates and the integrity and activity of their compounds. We have achieved in vitro release over a four to six month duration. The released proteins have been stable, with no chemical or functional changes observed.

Our hydrogel depot has shown initial tolerability and acceptable pharmacokinetics. We conducted an in vivo study to measure ocular tissue concentrations of bevacizumab after injection with and without our sustained-release hydrogel depot. The injection of a bevacizumab formulation without our hydrogel depot resulted in a first-order rate of drug clearance, as expected.  In addition, bevacizumab concentrations decreased in the ocular tissues with distance from the intravitreal injection site. The injection of our hydrogel depot containing bevacizumab showed the same decrease of tissue concentration of bevacizumab in successively distant tissues. However, the injection of our hydrogel depot containing bevacizumab resulted in a sustained level of drug over the course of the 30 day study. Further,  after injection our hydrogel depot containing bevacizumab, we observed levels of drug in ocular tissues over the course of the study that were consistent with our in vitro release data. After two weeks, the drug concentrations of the injection of our hydrogel depot containing bevacizumab exceeded those of bevacizumab injected without our hydrogel depot. More recently, we have conducted a pharmacodynamic study in a rabbit model, achieving activity against an intravitreal VEGF challenge injection after study duration of four months, compared to less than six weeks for a 1.25 mg (human dose) bevacizumab intravitreal injection. Tolerability of bevacizumab-loaded hydrogel depots in rabbit eyes has been demonstrated through four months.  In addition, there were no anti-drug antibodies detected in these rabbits, even though bevacizumab is a recombinant humanized monoclonal antibody and therefore might be expected to elicit an immune response in rabbits.  This early feasibility study has provided us with initial encouraging data for our sustained-release hydrogel depot with bevacizumab and its potential capability of delivering active drug to ocular tissues in a sustained fashion and informs the additional preclinical activities we plan to pursue. Although these results have been encouraging, we will need to further optimize our hydrogels for aflibercept in our collaboration with Regeneron. We are currently conducting studies with Regeneron to demonstrate sustained delivery and tolerability of aflibercept. We believe we have demonstrated initial feasibility sufficient to support the continuing preclinical development of this program and, if we obtain additional favorable preclinical results, advancement into Phase 1 clinical trials.

We have conducted in vivo pharmacokinetic and pharmacodynamic studies with hydrogels loaded with a small molecule anti-angiogenic TKI compound injected intravitreally. Pharmacokinetic data showed retinal tissue drug concentrations in excess of 3,000 times published IC50 after six months and pharmacodynamic results show sustained efficacy for six months. Additional dose ranging and tolerability studies are currently in progress.

We plan to continue working with our collaboration partner Regeneron on our protein-based anti-VEGF program for the treatment of back-of-the-eye diseases.  We also continue to conduct our own internal preclinical development program using TKIs. We also believe there are other opportunities for targets beyond VEGF related targets to utilize our hydrogel depot for back-of-the-eye diseases, and we may pursue opportunities through internal research or in partnership with pharmaceutical companies.

ReSure Sealant

ReSure Sealant is a topical liquid hydrogel that creates a temporary, adherent, soft and lubricious sealant to prevent post-surgical leakage from clear corneal incisions that are made during cataract surgery. The main components of ReSure hydrogel are water and PEG. ReSure hydrogel is completely synthetic, with no animal or human derived components. The FDA granted marketing approval for ReSure Sealant in January 2014. We commercially launched ReSure Sealant in the United States in February 2014.

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

Commercial Strategy

Our goals for ReSure Sealant are to provide a novel means of definitive wound closure in situations in which the surgeon would otherwise use sutures and to increase the number of procedures in which surgeons close the wound following cataract surgery, instead of leaving the wound to self-seal. In a 2012 survey of ophthalmologists in the United States conducted by Lachman Consulting LLC, a healthcare consulting firm, respondents indicated that they use sutures in approximately 14% of cataract surgeries. As a result, the market opportunity for a surgical sealant following cataract surgery may be modest. However, we believe ReSure Sealant offers important benefits over sutures, including superior wound closure, a better safety profile and less follow-up. Upon market launch in the first quarter of 2014, we sold ReSure Sealant through a network of independent distributors across the United States. In early 2017, we terminated the distributors and hired a contract sales force of four representatives to sell ReSure Sealant.  ReSure Sealant is not separately reimbursed when used as part of a cataract surgery procedure.

ReSure Sealant Clinical Development

We conducted a pivotal clinical trial evaluating the safety and effectiveness of ReSure Sealant compared to sutures for preventing incision leakage from clear corneal incisions. In connection with FDA approval of ReSure Sealant in January 2014, we have agreed to conduct two post-approval studies. The first post-approval registry study was designed to confirm whether ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of pre-specified adverse ocular events in eyes treated with ReSure Sealant. The second ongoing post-approval study is designed to ascertain the incidence of endophthalmitis in patients treated with ReSure Sealant.

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

The primary efficacy endpoint was non-inferiority of ReSure Sealant to sutures for preventing incision leakage from clear corneal incisions within the first seven days following cataract surgery. A non-inferiority determination requires that the test product is not worse than the comparator by more than a small pre-specified margin. The non-

inferiority margin for the ReSure Sealant pivotal clinical trial was a percentage difference in leak rates between ReSure Sealant and sutures of 5%.

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

The first post-approval study, identified as the Clinical PAS, is to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence in eyes treated with ReSure Sealant of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant. The FDA has approved the protocol for the Clinical PAS, and we initiated enrollment in December 2014.  Enrollment was completed in December 2015 with 626 patients in 22 sites.  We submitted the final study report to the FDA in June 2016, and the FDA has subsequently confirmed the Clinical PAS has been completed.

The second post-approval study, identified as the Device Exposure Registry, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant. In December 2015, the CMS denied our application for a tracking or research code for ReSure Sealant commercial use. In cooperation with the FDA, we have identified another option for conducting this registry study while maintaining the objective for linking ReSure Sealant use to the Medicare database through a partnership with a third party. In July 2016, the FDA approved the Device Exposure Registry protocol, which should allow us to complete the study in one to two years. We are required to provide periodic reports to the FDA on the progress of this post-approval study until it is completed.  We initiated enrollment in this study in December 2016 and submitted our first progress report to FDA in January 2017. Any concerns raised by the FDA due to its review of the results from these post-approval studies or our failure to complete the Device Exposure Registry could lead to modification in product labeling or the approved indication for use or could generate negative publicity which would impact our commercialization efforts.

Foreign Approvals

Outside the United States, we plan to assess whether to seek regulatory approval for ReSure Sealant in markets such as the European Union, Australia and Japan based on the market opportunity, particularly pricing, and the requirements for marketing approval. Given our prioritization of the clinical development of our sustained-release product candidates and our planned commercialization efforts for our initial intracanalicular insert product candidates in the United States, we do not currently plan to seek CE Mark approval to commercialize ReSure Sealant in the European Union. Outside of the United States and the European Union, we will need to engage a third party to assist us in the approval process. If we obtain regulatory approval to market and sell ReSure Sealant in international markets, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize ReSure Sealant. See “—Government Regulation—Review and Approval of Medical Devices in the European Union” for additional information.

Sales, Marketing and Distribution

We commercially launched ReSure Sealant in the United States in February 2014. We initially sold ReSure Sealant through a network of independent distributors across the United States. In the first quarter of 2017, we terminated the independent distributors and started selling ReSure Sealant through a small team of in-house sales representatives calling on ambulatory service centers and hospitals.  We continue to build a marketing presence for

ReSure Sealant in the ophthalmic marketplace through podium presence at major conventions, such as the American Society of Cataract and Refractive Surgery and the American Academy of Ophthalmology.

We plan to prioritize our commercialization efforts in the United States. We generally expect to retain commercial rights in the United States to any of our sustained-release drug delivery product candidates for front-of-the-eye diseases and conditions for which we may receive marketing approvals and which we believe we can successfully commercialize. If we obtain FDA approval of our NDA for DEXTENZA for the treatment of post-surgical ocular pain on the new PDUFA action date, we expect to commercially launch this product in the United States in the first quarter of 2018. Subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an sNDA for DEXTENZA for the treatment of post-surgical ocular inflammation, in order to get label expansion for this indication. Within the United States, we plan to initially use a contract sales organization, or CSO, to hire and deploy a sales force dedicated to selling DEXTENZA and to hire our own sales management team. We expect to deploy 60 to 70 sales representatives at commercial launch through the CSO in addition to a team of reimbursement specialists.  We will need additional financing to support this planned commercial launch of DEXTENZA.  Over time, we may elect to selectively convert CSO sales representatives to direct employees. If OTX-TP is approved for marketing, we may use a combination of CSO and direct sales representatives, and potentially expand the size of the team, to commercialize OTX-TP as well. We have entered into a strategic collaboration with Regeneron for the commercialization of our intravitreal depot for the delivery of protein-based anti-VEGF drugs for the treatment of back-of-the-eye diseases, including wet AMD, which is currently in a preclinical stage of development.  We are also developing a TKI product candidate for the treatment of retinal diseases including wet AMD, which is also at a preclinical stage of development.  We expect to initiate a Phase I clinical trial of our TKI product candidate in the second half of 2017.  If we receive FDA approval of this product candidate, we may elect to commercialize this product through a direct sales force or enter into a strategic collaboration with a partner and license the commercial rights.

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

Manufacturing

We fabricate devices and drug insert and depot products for use in our clinical trials, research and development and commercial efforts for all of our therapeutic product candidates using current Good Manufacturing Practices, or cGMP, at our multi-product facility located in Bedford, Massachusetts.  In June 2016 we entered into a new lease agreement for approximately 71,000 square feet of a new facility in Bedford, Massachusetts that will include additional manufacturing space. Once the leasehold improvements being made to this facility have been completed, we plan to seek FDA validation of this facility. We plan to maintain our existing manufacturing space and extend the operating lease beyond its current expiration date of June 2018.

We purchase active pharmaceutical ingredient drug substance from independent suppliers on a purchase order basis for incorporation into our drug insert and depot products. We purchase our PEG and other raw materials from different vendors on a purchase order basis according to our specifications. Multiple vendors are available for each component we purchase. We qualify vendors according to our quality system requirements. We do not have any long term supply agreements in place for any raw materials or drug substances. We do not license any technology or pay any royalties to any of our drug or raw material vendors for the front-of-the-eye products.

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

We believe that we can scale our manufacturing processes to support ReSure Sealant sales as well as development of our intracanalicular insert and intravitreal depot product candidates and the potential commercialization of such product candidates.

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

We have in-licensed all of our patent rights from Incept. The license from Incept is limited to the field of human ophthalmic diseases and conditions. As of March 1, 2017, we have licensed from Incept a total of 22 U.S. patents, ten U.S. patent applications and foreign counterparts of some of these patents and patent applications. Thirteen of the 22 licensed U.S. patents and three of the ten licensed U.S. patent applications cover the technology that underlies our intracanalicular insert product candidates, ReSure Sealant or our intravitreal depot.

Intracanalicular Insert Product Candidates

In the United States, we have licensed from Incept four patent families related to our intracanalicular insert product candidates, comprised of an aggregate of seven U.S. patents. The first patent family, which is licensed on an exclusive basis, is comprised of two U.S. patents that will expire in 2030 and covers composition and method claims specific to the drug delivery and design of the intracanalicular inserts. The second and third patent families, which are licensed on an exclusive basis, are comprised of three U.S. patents that will expire between 2018 and 2020 and cover the hydrogel composition of the intracanalicular inserts and methods of making and using hydrogel implants that swell in tissue tracts. The fourth patent family, which is licensed on a non-exclusive basis, is comprised of a U.S. patent that will expire in 2018 and a U.S. patent that will expire in 2029 that collectively covers the hydrogel composition of OTX-TP and OTX-MP and the process of making them in combination with certain drug release particles.

In the European Union and some other areas outside of the United States, we have licensed from Incept three patent families related to our intracanalicular insert product candidates, comprised of an aggregate of six patents and three patent applications. The first patent family, which is licensed on an exclusive basis, is comprised of one issued patent that will expire in 2028 that covers certain drug release features of the intracanalicular inserts in combination with their hydrogel composition. The second patent family, which is licensed on an exclusive basis, is comprised of three issued patents that expire in 2030 and three patent applications that, if granted, will expire in approximately 2030 and covers composition and method claims related to the drug delivery and design of the intracanalicular inserts, in combination with their hydrogel composition. The third patent family, which is licensed on a non-exclusive basis, is comprised of two patents that will expire in approximately 2019 that covers the hydrogel composition of the OTX-TP and OTX-MP intracanalicular inserts in combination with certain drug release particles.

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

Intravitreal Depot

In the United States, we have exclusively licensed from Incept four patent families related to the intravitreal depot, comprised of an aggregate of two U.S. patents and three U.S. patent applications. The first patent family is comprised of a U.S. patent application that, if granted will expire in approximately 2027, and covers certain drug-release features of the hydrogel depot in combination with its hydrogel composition. The second patent family is comprised of one U.S. patent that will expire in 2033 and one U.S. application that, if granted, will expire in approximately 2032; these cover the process of making the hydrogel depot with its drug release features and the resultant compositions. The third patent family, comprised of a U.S. patent that expires in 2019, covers the hydrogel composition of the hydrogel depot. The fourth patent family, comprised of a U.S. patent application that, if granted, will expire in approximately 2036, is directed to a drug delivery vehicle and method.

In the European Union and some other areas outside of the United States, we have exclusively licensed from Incept three patent families related to the intravitreal depot. The first patent family is comprised of one patent and one patent application that if the application is granted, will expire in approximately 2027, and covers certain drug-release features of the hydrogel depot in combination with its hydrogel composition. The second patent family is directed to a hydrogel depot with its drug release features and the resultant compositions and is comprised of eight patent applications that, if granted, will expire in approximately 2032. The third patent family is directed to a drug delivery vehicle and method, and has one PCT application that is expected to serve as the basis for filings in multiple countries outside of the United States and, if granted, will expire in approximately 2036.

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

Regeneron Collaboration

In October 2016, we entered into the Collaboration Agreement with Regeneron) for the development and commercialization of products containing the Company’s sustained-release hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds to address conditions of the eye.

Under the terms of the Collaboration Agreement, we and Regeneron have agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept that is suitable for advancement into clinical development. We have granted Regeneron the Option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize the Licensed Products. The Option is exclusive until 12 months after Regeneron has received a product candidate in accordance with a collaboration plan and non-exclusive for an additional six months following the end of the exclusive period. The field of this license is limited to Licensed Products delivered by local administration to or around the eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, or deliver large molecule drugs other than those that target certain specified VEGF proteins or their receptors.

Following the exercise of the Option, Regeneron is to use commercially reasonable efforts to conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances. We are also responsible for paying our own costs associated with the activities conducted by us under the collaboration plan. If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding, and is to use commercially reasonable efforts with respect to, further development and commercialization of product candidates.

Under the terms of the Collaboration Agreement, Regeneron has agreed to pay us $10 million upon exercise of the Option. We are also eligible to receive up to $145 million per Licensed Product upon the achievement of specified development and regulatory milestones, $100 million per Licensed Product upon first commercial sale of such Licensed Product and up to $50 million based on the achievement of specified sales milestones for all Licensed Products. In addition, we are entitled to tiered, escalating royalties, in a range from a high-single digit to a low-to-mid teen percentage of net sales of Licensed Products, which royalties are subject to potential reductions in certain circumstances, subject to a minimum royalty.

If Regeneron has not exercised the Option during the designated option period, the Collaboration Agreement will expire. If Regeneron exercises the Option, the Collaboration Agreement will expire on a Licensed Product-by-Licensed Product and country-by-by country basis upon the expiration of the later of 10 years from the date of first commercial sale in such country or the expiration of all patent rights covering the Licensed Product in such country.  Following expiration, Regeneron will have a fully paid-up, non-exclusive license to continue to develop and commercialize Licensed Products.  The Collaboration Agreement may be terminated by Regeneron at any time after exercise of the Option upon 60 days’ prior written notice.  Either party may, subject to a cure period, terminate the Collaboration Agreement in the event of the other party’s uncured material breach, in addition to other specified termination rights.

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

Because the active pharmaceutical ingredients in our product candidates are available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe the patents that we license. For example, our licensed patents related to our intracanalicular insert product candidates largely relate to the hydrogel composition of the intracanalicular inserts and certain drug-release features of the intracanalicular inserts. As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our licensed patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

Competitors of our Intracanalicular Insert Product Candidates

Several competitors are developing sustained drug release products for the same ophthalmic indications as our intracanalicular insert product candidates, as set forth below.

Competitors of DEXTENZA

Icon Biosciences, Inc. is conducting Phase 3 clinical development of IBI-10090, a biodegradable therapeutic for injection of dexamethasone into the anterior chamber of the eye to treat inflammation associated with cataract surgery.

Competitors of OTX-TP

Inotek Pharmaceuticals is in Phase 3 clinical development of an eye drop-based product candidate for the treatment of glaucoma and has designed their Phase 3 clinical trials as a superiority to a placebo control arm. Allergan, Inc. is conducting Phase 2 clinical development of Bimatoprost Sustained-Release, a biodegradable intraocular implant consisting of a PGA and a biodegradable polymer matrix to treat glaucoma. ForSight VISION5 is conducting Phase 2 clinical development of the Helios insert, a sustained-release ocular insert placed below the eyelid, that delivers bimatoprost for the treatment of glaucoma. In addition, several other companies have announced their intention to develop products for treatment of glaucoma using sustained-release therapy, although each of these is at an early stage of development. Mati Therapeutics is conducting Phase 2 clinical development of an intracanalicular insert for the treatment of glaucoma. Invisia Therapeutics is in Phase 2 clinical development of a sustained delivery product candidate delivering travoprost for the treatment of glaucoma.

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

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA regulates drugs under the FDCA and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biological products are subject to regulation by the FDA under the Public Health Service Act, or PHSA, FDCA and related regulations, and other federal, state and local statutes and regulations.  An applicant seeking approval to market and distribute a new drug or biological product in the United States must typically undertake the following:

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

•

performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•

preparation and submission to the FDA of a new drug application, or NDA, for a drug candidate product and a biological licensing application, or BLA, for a biological product requesting marketing for one or more proposed indications;

•	review by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of clinical data;

•	payment of user fees and securing FDA approval of the NDA or BLA; and

•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated product, as well as in vitro and animal studies to assess the safety and activity of the investigational product for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND.

Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the candidate product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the candidate product does not undergo unacceptable deterioration over its shelf life.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans.  Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved NDA or BLA.  In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.  In addition, the results of the preclinical tests, together with manufacturing information, analytical data,  any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND.  The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin.  This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks.  At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.  For our intracanalicular insert product candidates, we have typically conducted our initial and earlier stage clinical trials outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our intracanalicular insert product candidates in the United States. To date, we have submitted two INDs to the FDA. The first IND was submitted in August 2012 and relates to DEXTENZA for the treatment of post-surgical ocular inflammation and pain and, pursuant to subsequent amendments submitted in February and November 2014, allergic conjunctivitis and dry eye disease. We submitted a second IND to the FDA relating to OTX-TP for the treatment of glaucoma and ocular hypertension in the second half of 2014 prior to initiating our Phase 2b clinical trial of OTX-TP for this indication.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.  An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency. The decision to terminate development of an investigational drug or biological product may be made by either a health authority body such as the FDA, an IRB or ethics committee, or by us for various reasons. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Human Clinical Studies in Support of an NDA or BLA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial.  Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA or IND so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial. Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1: The drug or biologic is initially introduced into a small number of healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•

Phase 2: The drug or biologic is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3: The drug or biologic is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Phase 3 clinical trials are commonly referred to as “pivotal” trials, which typically denotes a trial which presents the data that the FDA or other relevant regulatory agency will use to determine whether to approve a drug.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur.  In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.  The FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk.  The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Review of an NDA or BLA by the FDA

In order to obtain approval to market a drug or biological product in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the proposed drug product for the proposed indication, and the safety, purity and potency of the biological product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product and the safety, purity and potency of the biological product to the satisfaction of the FDA.

The NDA and BLA are thus the vehicles through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications.  Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States.  Under federal law, the submission of most NDAs and BLAs is subject to an application user fee, which for federal fiscal year 2017 is $2,038,100.  The sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees, which for fiscal year 2017 are $97,750 per product and $512,200 per establishment. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses, an exception from the establishment fee when the establishment does not engage in manufacturing the drug during a particular fiscal year, and an exception from the product fee for a drug that is the same as another drug approved under an abbreviated pathway.

Following submission of an NDA or BLA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review.  The FDA may request additional information rather than accept the application for filing.  In this event, the application must be resubmitted with the additional information.  The resubmitted application is also subject to review before the FDA accepts it for filing.  Once the submission is accepted for filing, the FDA begins an in-depth substantive review.  The FDA has agreed to specified performance goals in the review process of NDAs and BLAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured.  These pre-approval inspections may cover all facilities associated with an NDA or BLA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories.  The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.  Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.  In addition, as a condition of approval, the FDA may require an applicant to develop a REMS.  REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks.  To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity.

The FDA may refer an application for a novel product to an advisory committee or explain why such referral was not made.  Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions.  The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA’s Decision on an NDA or BLA

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Post-Approval Regulation

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product.  After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money,  and effort in the area of production and quality control to maintain cGMP compliance.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states.  The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

If we obtain favorable results in our clinical trials, we plan to submit NDAs for our intracanalicular insert product candidates under Section 505(b)(2).

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

Biosimilars

The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, or PPACA, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, four biosimilar products have been approved by FDA for use in the United States.  No interchangeable biosimilars, however, have been approved.  The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.  Additional guidance is expected to be finalized by FDA in the near term.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and for products administered multiple times that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

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

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

The 21st Century Cures Act

On December 13, 2016, President Obama signed the 21st Century Cures Act, or Cures Act, into law.  The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs.  It authorizes increased funding for the FDA to spend on innovation projects.  The new law also amends the Public Health Service Act to reauthorize and expand funding for the NIH.  The Cures Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research.  It also charges NIH with leading and coordinating expanded pediatric research.  Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the Public Health Service Act, or PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies.  To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

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

We expect to apply for a transitional pass-through reimbursement code, or C code, from the CMS for DEXTENZA for the treatment of post-surgical ocular pain, subject to the approval of the NDA we filed with the FDA for this indication. We expect pass-through would remain in effect for up to three years depending on when we apply for and receive this reimbursement code. We have submitted an application to the CMS for a J code for DEXTENZA and expect to submit to the CMS for a standard J code for our OTX-TP product candidate, if our clinical trials are successful and if our NDA filings and sNDA are approved by the FDA.

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

•

the federal transparency requirements under the PPACA, known as the federal Physician Payments Sunshine Act, will require certain manufacturers of drugs, devices, biologics and medical supplies to report to CMS within the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA.  The Budget Resolution is not a law, although it is widely viewed as the first step toward the potential passage of legislation that would repeal certain aspects of the PPACA. Also in January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

The President and Congressional leaders have expressed particular interest in repealing certain PPACA provisions and replacing them with alternatives that may be less costly and provide state Medicaid programs and private health plans more flexibility. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. The scope of potential future legislation to repeal and replace PPACA provisions is highly uncertain in many respects, and it is possible that some of the PPACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with PPACA coverage expansion provisions.

Employees

As of March 1, 2017, we had 118 full-time employees. Of these full-time employees, 86 employees are primarily engaged in research and development activities. In 2016, 2015, and 2014, we spent $27.1 million, $26.6 million, and $18.9 million, respectively, on company-sponsored research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A.Risk Factors

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

Since inception, we have incurred significant operating losses. Our net losses were $28.7 million for the year ended December 31, 2014, $39.7 million for the year ended December 31, 2015 and $44.7 million for the year ended December 31, 2016. As of December 31, 2016, we had an accumulated deficit of $173.9 million. Through December 31, 2016, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant, which was approved in January 2014 by the U.S. Food and Drug Administration, or FDA, to seal clear corneal incisions following cataract surgery. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and, beginning in the first quarter of 2014, commercialization of ReSure Sealant. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially if and as we:

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, DEXTENZA and OTX-TP;

•

conduct joint research and development under our strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule vascular endothelial growth factor, or VEGF, targeting compounds to treat retinal diseases;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates, including through preclinical development activities associated with our back-of-the-eye program;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for any of our product candidates, including DEXTENZA, for which we may obtain marketing approval;

•

scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and the expected growth in personnel;

•	renovate our new facility, including research and development laboratories, manufacturing space and office space;

•	maintain, expand and protect our intellectual property portfolio;

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

We may never succeed in these activities and may never generate revenue that is sufficient or great enough to achieve profitability. In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our new drug application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain. In the CRL, the concerns raised by the FDA pertain to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office, or the District Office, in

February 2016 that were documented on FDA Form 483. In November 2016, we received notice from the District Office accepting that our responses satisfactorily addressed the remaining corrective actions in the Form 483. Since receiving the CRL, we have also had ongoing communications with the FDA, including the New England District Office and offices within the Center for Drug Evaluation and Research, or CDER, including the Office of Process and Facilities, with regard to the manufacturing issues and our plan for a resubmission of our NDA. On February 22, 2017, we announced that the FDA accepted for review our NDA resubmission. The FDA determined that our NDA resubmission is a complete response and designated the NDA resubmission as a class 2, or major, review with a target action date under the Prescription Drug User Fee Act, or PDUFA, of July 19, 2017. The FDA has not confirmed to us whether a re-inspection of our manufacturing facility will be required as part of its review, but such re-inspection may still be required. Adequate resolution of the Form 483 manufacturing deficiencies with the District Office is a prerequisite to the approval of the NDA for DEXTENZA, although the final decision as to the adequacy of our manufacturing processes is made by CDER, with input from the Office of Process and Facilities, as part of the NDA review process.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct late stage clinical trials for our extended-delivery drug delivery product candidates, in particular DEXTENZA and OTX-TP, and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results. We also expect to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates. In addition, we plan to devote substantial financial resources to our commercialization efforts, including product manufacturing, sales, marketing and distribution for any of our product candidates, including DEXTENZA, for which we may obtain marketing approval in the future. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of December 31, 2016, we had cash and cash equivalents and marketable securities of $68.1 million. Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2018.  We will need to obtain additional capital to the support the planned commercial launch of DEXTENZA, subject to FDA approval.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities, including our current NDA for DEXTENZA;

•	the level of product sales from any additional product for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA and OTX-TP;

•

the progress and status of our collaboration with Regeneron, including any development costs for which we reimburse Regeneron, the potential exercise by Regeneron of its option for a license for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds, and our potential receipt of future milestone payments from Regeneron;

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

We have a significant amount of indebtedness. In April 2014, we entered into a credit facility with Silicon Valley Bank , or SVB and MidCap Financial SBIC, LP, or MidCap. In December 2015, we amended this facility to increase the aggregate principal amount to $15.6 million and extend both the interest-only payment period and the maturity date. In

March 2017, we further amended this facility to increase the total commitment of $38.0 million,  including $18.0 million of borrowings drawn at closing, and options on two additional tranches of $10.0 million, each contingent upon the achievement by us of regulatory and commercial milestones. The interest-only payment period was extended through February 1, 2018 and can be further extended upon the achievement of certain regulatory and commercial milestones. Our obligations under this facility are secured by all of our assets other than our intellectual property. Our intellectual property rights are subject to a negative pledge arrangement under the facility. We could in the future incur additional indebtedness beyond such amounts.

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and marketable securities and potential payments under our collaboration with Regeneron, and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the conditions of our credit facility could result in an event of default under those instruments. In the event of an acceleration of amounts due under our credit facility as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge of our intellectual property limit our ability to obtain additional debt financing.

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

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular insert product candidates for diseases and conditions of the front of the eye. In particular, we are investing substantial resources to complete the development of DEXTENZA for post-surgical ocular inflammation and pain, allergic conjunctivitis and dry eye disease and OTX-TP for glaucoma and ocular hypertension. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing one or both of DEXTENZA and OTX-TP.

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

In general, the FDA requires two adequate and well controlled clinical trials to support the effectiveness of a new drug for marketing approval. In a Phase 2 clinical trial of DEXTENZA that we completed in 2013 in which we were evaluating DEXTENZA for post-surgical ocular inflammation and pain following cataract surgery, DEXTENZA did not meet the primary efficacy endpoint for inflammation with statistical significance at the pre-specified time point at day 8. However, we did achieve statistical significance for this inflammation endpoint at days 14 and 30. Accordingly, we measured the primary efficacy endpoint for inflammation in our first two completed Phase 3 clinical trials of DEXTENZA at day 14. In the first and third Phase 3 clinical trials, DEXTENZA met both primary endpoints for post-surgical ocular inflammation and pain following cataract surgery with statistical significance. However, in the second Phase 3 clinical trial, DEXTENZA met only one of the two primary efficacy endpoints with statistical significance. In this second trial, DEXTENZA did not meet the primary endpoint relating to absence of inflammatory cells in the study eye at day 14.

According to the trial protocols, the two primary efficacy endpoints in our completed Phase 2 and the first two Phase 3 clinical trials are fixed sequence endpoints. As such, a statistical analysis of the trial results required that we first assess the primary endpoint regarding absence of inflammatory cells in the study eye. The protocol and statistical analysis plan for the trial did not contemplate assessing the primary endpoint regarding absence of pain in the study eye in the event the clinical trial of DEXTENZA did not meet the first primary endpoint with statistical significance. The FDA has informed us that the hierarchy of the two primary endpoints for post-surgical ocular inflammation and pain is applicable in connection with their review of our NDA seeking approval for DEXTENZA for an ocular pain indication. However, the FDA has also informed us that pain endpoints from the Phase 2 and first two Phase 3 trials, with respect to which we received favorable data, would support the NDA submission. Therefore, in September 2015, we submitted to the FDA an NDA for DEXTENZA for an ocular pain indication using the existing data from our completed Phase 2 and first two Phase 3 clinical trials notwithstanding the FDA’s comment regarding the applicability of the hierarchy of the two primary endpoints in our completed Phase 2 and Phase 3 clinical trials.  In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA. In the CRL, the concerns raised by the FDA pertain to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility. In our response to the FDA regarding these deficiencies, we also had to furnish a safety update regarding all completed trials of DEXTENZA, regardless of indication, dosage form or dose level.

We announced topline results from a third Phase 3 clinical trial of DEXTENZA for post-surgical ocular inflammation and pain in November 2016, which we plan to use to support the potential labeling expansion of

DEXTENZA’s indications for use to include inflammation. We modified the design of this third Phase 3 clinical trial compared to our two previous Phase 3 clinical trials of DEXTENZA based on our learnings from these trials. In this trial, DEXTENZA successfully met its two primary efficacy endpoints for inflammation and pain, achieving statistically significant differences between the treatment group and the placebo group for the absence of inflammatory cells on day 14 and the absence of pain on day 8, respectively. Secondary analyses on the primary efficacy measures have also been completed. DEXTENZA achieved each of the secondary endpoints related to absence of inflammatory cells,  absence of pain, and absence of anterior chamber flare with statistical significance compared to placebo at each of the pre-specified timepoints, with the exception of the endpoint for the absence of inflammatory cells at day 2 (which is the day following surgery). Based on the results of our third Phase 3 clinical trial of DEXTENZA, and subject to receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation. Although we believe our planned approach for seeking marketing approval of DEXTENZA is supported by our discussions with the FDA and by the absence of any efficacy or safety concerns identified by the FDA in the CRL with respect to the clinical data provided in the NDA, the FDA could nonetheless not grant marketing approval of DEXTENZA for the pain indication until we obtain complete results from the third Phase 3 clinical trial, or at all.

In our first Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, for which we announced topline results in October 2015, DEXTENZA met one of the two primary endpoints. DEXTENZA achieved the primary endpoint for ocular itching associated with allergic conjunctivitis but not the primary endpoint for conjunctival redness, in each case measured on day 7 after insertion of the insert. The difference in the mean scores for ocular itching between the DEXTENZA group and the placebo group was greater than 0.5 units on a five point scale at all time points on day 7 post-insertion and was greater than 1.0 unit at a majority of the time points on day 7 post-insertion. The DEXTENZA group did not achieve these pre-specified endpoints on day 7 post-insertion with respect to conjunctival redness. In our second Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, for which we announced topline results in June 2016, DEXTENZA did not meet the sole primary endpoint for ocular itching. The single primary endpoint of the second Phase 3 clinical trial was the difference in the mean scores in ocular itching between the treatment group and the placebo comparator group at three time points on day 7 following insertion of the inserts. While mean ocular itching was seen to be numerically lower (more favorable) in the DEXTENZA treatment group compared to the placebo group measured at each of the three specified times on day 7 following insertion of the inserts, at 3, 5, and 7 minutes by -0.18, -0.29, and -0.29 units, respectively, on a five point scale, this difference did not reach statistical significance. In addition, the trial did not achieve the requirement of at least a 0.5 unit difference at all three time points on day 7 following insertion of the inserts and at least a 1.0 unit difference at the majority of the three time points between the treatment group and the placebo group on day 7 following insertion of the inserts.  Further, in our prior Phase 2 clinical trial of DEXTENZA in which we were evaluating DEXTENZA for allergic conjunctivitis, DEXTENZA met one of the two primary efficacy measures. The DEXTENZA treatment group achieved a mean difference compared to the vehicle control group of more than 0.5 units on a five point scale on day 14 for all three time points measured in a day for both ocular itching and conjunctival redness. The DEXTENZA group did not achieve a mean difference compared to the vehicle control group of 1.0 unit for the majority of the three time points measured on day 14 for either ocular itching or conjunctival redness. Even if we obtain favorable clinical trial results in any additional Phase 3 clinical trials of DEXTENZA for allergic conjunctivitis, including meeting all primary efficacy measures, we may not obtain approval for DEXTENZA to treat allergic conjunctivitis or ocular itching associated with allergic conjunctivitis, or the FDA may require that we conduct additional clinical trials. Post-hoc analyses that we performed on the results of our completed Phase 3 clinical trials for allergic conjunctivitis may not be predictive of success in any future Phase 3 clinical trial. Although we believe that these analyses provide important information regarding DEXTENZA and are helpful in understanding the results of this trial and determining the appropriate criteria for future clinical trials, post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

We designed our Phase 2 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension to assess clinically meaningful response to treatment, and did not power these trials to measure any efficacy endpoints with statistical significance. We reported topline efficacy results from our Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015. In this trial, on day 60 at the 8:00 a.m. time point, the OTX-TP group experienced a mean intraocular pressure lowering effect of 4.7 mmHg, compared with intraocular pressure lowering of 6.4 mmHg for the timolol arm. On day 90 at the 8:00 a.m. time point, the OTX-TP group experienced an intraocular pressure lowering effect of 5.1 mmHg, compared with an intraocular pressure lowering effect of 7.2 mmHg in the timolol arm.  Also in this trial, on day 60, the OTX-TP group experienced a mean diurnal intraocular pressure lowering effect of 3.3 mmHg compared to baseline 5.9 mmHg compared for the timolol group. On day 90, the OTX-TP group experienced a mean diurnal intraocular pressure, or IOP, lowering effect of 3.6 mmHg compared to baseline, versus 6.3 mmHg for the timolol group. We expect that our planned Phase 3 clinical trials for OTX-TP, one of which we initiated during the third quarter of 2016, will be powered with an appropriate number of patients to measure with statistical significance the superiority of OTX-TP as compared to a placebo vehicle intracanalicular insert in the reduction of mean IOP from baseline at all of the nine diurnal time points at week 2, week 6 and week 12 visits. The trial design will not have eye drops, placebo or active, administered in either the treatment or the placebo-controlled arm. However, results from our Phase 2 clinical trials may not necessarily predict a likelihood of achieving our primary endpoint in the Phase 3 clinical trials with statistical significance, including as a result of differences in trial design.  If we do not achieve our primary endpoint in the Phase 3 clinical trials with statistical significance, we may not obtain marketing approval for OTX-TP.

In addition, post-hoc analyses that we performed on the results of our completed Phase 2b clinical trial may not be predictive of success in our planned Phase 3 clinical trials. Post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

The success of our intracanalicular insert product candidates is dependent upon retention following insertion and during the course of intended therapy. As such, we continue to conduct non-significant risk investigational device exemption, or IDE, medical device, or NSR, studies in the United States for our sustained-release intracanalicular insert in an effort to increase the rate of retention. All NSR studies that we have performed to date have involved placebo vehicle control intracanalicular inserts without active drug. If we determine to make any future changes to the design or composition of our inserts, such changes could affect the outcome of any subsequent clinical trials using these updated inserts. For example, in our Phase 2b clinical trial of OTX-TP, we used a different version of intracanalicular insert than either of the inserts that we used in our Phase 2a clinical trial of OTX-TP. Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP insert that was used in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the two-month version of the insert used in the Phase 2a clinical trial. To achieve this, we modified the design of the OTX-TP insert to enlarge it in order to enable the insert to carry a greater amount of drug. In addition, we incorporated minor structural changes to improve retention rates. In our Phase 2b clinical trials, OTX-TP inserts could be visualized in approximately 88% of eyes by the day 60 visit. By the day 90 visit, the ability to visualize OTX-TP had declined to approximately 42% of eyes as the hydrogel softened, liquefied and had either advanced further down in the canaliculus or had cleared through the nasolacrimal duct. We are conducting additional NSR studies on additional modified insert designs, including a polyethylene glycol, or PEG, tip on the proximal end of the insert that have been incorporated into the design of the Phase 3 trials of OTX-TP. If in our Phase 3 clinical trials the retention rates for our inserts are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our extended-delivery drug delivery products.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our extended-delivery drug delivery product candidates or any other product candidates that we may develop, including:

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

We may not be able to initiate or continue clinical trials for our extended-delivery drug delivery product candidates or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States. Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with patient enrollment.

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

If serious adverse or unacceptable side effects are identified during the development of our extended-delivery drug delivery product candidates or any other product candidates that we may develop, we may need to abandon or limit our development of such product candidates.

If our extended-delivery drug delivery product candidates or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In each of our first two Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain following cataract surgery, there were two subjects that experienced serious adverse events in the DEXTENZA group in each trial, none of which were ocular in nature or considered by the investigator to be related to the study treatment. In our third Phase 3 clinical trial of DEXTENZA for the treatment of post-surgical ocular inflammation and pain, there were three subjects that experienced serious adverse events in the DEXTENZA group, one of which was ocular in nature and none of which were considered by the investigator to be related to the study treatment. There was one ocular serious adverse event in the vehicle control group in the three completed Phase 3 clinical trials, which was hypopyon, or inflammatory cells in the anterior chamber. In our earlier Phase 2 clinical trial of DEXTENZA for the same indication, there were three serious adverse events, none of which was considered by the investigator to be related to the study treatment. In the DEXTENZA group of this Phase 2 clinical trial of DEXTENZA, the only adverse event that occurred more than once for the same subject was reduced visual acuity, which occurred twice but was not considered by the investigator to be related to the study treatment.

In our two pilot studies of OTX-TP for the treatment of glaucoma and ocular hypertension and our Phase 2a clinical trial of OTX-TP for the same indication, the most common adverse event was inflammatory reaction of the eyelids and ocular surface, which was noted in three patients in our pilot studies and in five patients in our Phase 2a clinical trial. No hyperemia-related adverse events were noted in any of the patients treated with OTX-TP in our Phase 2b clinical trial. There were no serious adverse events reported in our Phase 2b clinical trial; however two OTX-TP subjects and two timolol subjects discontinued study participation due to ocular adverse events. Ocular adverse events were reported for 39.4% and 37.5% of subjects in the OTX-TP and timolol groups, respectively. The most frequently reported ocular adverse events were dacryocanaliculitis, or inflammation of the lacrimal ducts, acquired dacryostenosis, or closing of the tear ducts, and eyelid edema. In the Phase 2b clinical trial, inflammatory reaction at the administration site (punctal area) and lacrimal structure injury were each noted in one OTX-TP subject as compared to higher percentages in prior trials. In the Phase 2b trial, the majority of ocular adverse events, including the most frequently reported adverse events, were assessed by the investigators as treatment related.  However, many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment.

We may not be successful in our efforts to develop product candidates based on our bioresorbable hydrogel technology platform other than ReSure Sealant or expand the use of our bioresorbable hydrogel technology for treating additional eye diseases and conditions.

We are currently directing all of our development efforts towards applying our proprietary bioresorbable hydrogel technology platform to product candidates that are designed to provide extended delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs. We have a number of product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other front-of-the-eye diseases and conditions. We are also developing a hydrogel-based drug delivery depot designed to release therapeutic antibodies and small molecules such as tyrosine kinase inhibitors, or TKIs, to modulate the biologic activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD. In October 2016, we entered into a collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases. Our existing product candidates and any other potential product candidates that we or our collaborators identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize our product candidates that we or our current or future collaborators develop based upon our technological approach, we will not be able to obtain substantial product revenues or revenue from collaboration agreements, including our collaboration with Regeneron, in future periods.

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

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Following an inspection by the FDA in March 2015, for example, we received an FDA Form 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting. We submitted our response, which was accepted by the FDA, and updated our procedures. In addition, in February 2016, as part of the ongoing review of our NDA for DEXTENZA, the FDA conducted a pre-NDA approval inspection of our manufacturing operations. As a result of this inspection, we received an FDA Form 483 containing inspectional observations focused on process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes. We addressed some observations before the inspection was closed and responded to the FDA with a corrective action plan to complete the inspection process. In July 2016, we received a CRL from the

FDA regarding our NDA for DEXTENZA. The concerns raised in the CRL pertain to the deficiencies in manufacturing processes raised in the February Form 483 letter. On January 23, 2017, we announced that we had resubmitted our NDA. On February 22, 2017, we announced that the FDA accepted for review our NDA resubmission. The FDA determined that our NDA resubmission is a complete response and designated the NDA resubmission as a class 2, or major, review with a target action date under the Prescription Drug User Fee Act, or PDUFA, of July 19, 2017. The FDA has not confirmed to us whether a re-inspection of our manufacturing facility will be required as part of its review, but such re-inspection may still be required.    Adequate resolution of the Form 483 manufacturing deficiencies with the District Office is a prerequisite to the approval of the NDA for DEXTENZA, although the final decision as to the adequacy of our manufacturing processes is made by CDER, with input from the Office of Process and Facilities, as part of the NDA review process.

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

Currently, we maintain insurance coverage against damage to our property and equipment in the amount of up to $16.4 million and to cover business interruption and research and development restoration expenses in the amount of up to $2.8 million. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. We may be unable to meet our requirements for ReSure Sealant or any of our product candidates if there were a catastrophic event or failure of our current manufacturing facility or processes.

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

For example, because we have not conducted any clinical trials to date comparing the effectiveness of DEXTENZA directly to currently approved alternative treatments for either post-surgical ocular inflammation and pain following cataract surgery or allergic conjunctivitis, it is possible that the market acceptance of DEXTENZA, if it is approved for marketing, could be less than if we had conducted such trials. Although market research we have commissioned indicates that a majority of ophthalmologists believe DEXTENZA could become a new standard of care due to its potential ability to improve compliance with limited toxicity concerns, market acceptance for DEXTENZA could be substantially less than such research indicates, and we may not be able to achieve the market share we anticipate.

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

We have limited experience in the sale, marketing and distribution of drug and device products. To achieve commercial success for ReSure Sealant and any product candidate for which we obtain marketing approval, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We commercially launched ReSure Sealant in February 2014 on a region by region basis in the United States through a network of independent distributors.  In early 2017, we terminated these distributors and hired a contract sales force of four representatives to sell ReSure Sealant.

We may determine to build a direct sales force to sell DEXTENZA, if approved for marketing and may initially use a contract sales organization to staff a dedicated team of sales representatives. We may also consider co-promotional arrangements with larger ophthalmology companies. We expect that a direct sales force will be required to effectively market and sell OTX-TP, if approved for marketing. We will also rely on Regeneron to commercialize our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds. Because we do not plan to determine whether to seek regulatory approval for any of our product candidates outside of the United States until after we receive regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our product candidates in any international markets. If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval. These may include independent distributors, pharmaceutical companies or our own direct sales organization.

There are risks involved with both establishing our own sales, marketing and distribution capabilities and with entering into arrangements with third parties to perform these services. We may not be successful in entering into arrangements with third parties to sell, market and distribute our products or may be unable to do so on terms that are most beneficial to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to market, sell and distribute our products effectively. If a substantial number of independent distributors on whom we rely, or any significant independent distributor, were to cease to do business with us within a short period of time, our sales of products sold by such distributor or distributors could be adversely affected. In such a situation, we may need to seek alternative independent distributors. Because of the competition for their services, we may be unable to recruit additional qualified independent distributors to work with us. Our product revenues and our profitability, if any, under third-party collaboration including our collaboration with Regeneron, distribution or other marketing arrangements may also be lower than if we were to sell, market and distribute a product ourselves. On the other hand, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of any product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Because the active pharmaceutical ingredients in our product candidates, other than those developed under the Regeneron collaboration, are available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe the patents that we license. For example, our licensed patents related to our intracanalicular insert product candidates largely relate to the hydrogel composition of the intracanalicular inserts and certain drug-release features of the inserts. As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our licensed patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

Other companies have advanced into Phase 3 clinical development biodegradable, extended-delivery product candidates that could compete with our intracanalicular insert product candidates. ReSure Sealant is the first and only surgical sealant approved for ophthalmic use in the United States, but will compete with sutures as an alternative method for closing ophthalmic wounds. Multiple companies, including our collaborator Regeneron, are exploring in early stage development alternative means to deliver anti-VEGF and TKI products in an extended-delivery fashion to the back of the eye.

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

We expect to apply for a transitional pass-through reimbursement status, or C code, from the Centers for Medicare and Medicaid Services, or CMS for DEXTENZA for the treatment of post-surgical ocular pain, subject to the approval of the NDA resubmission we filed with the FDA for this indication. We expect pass-through status would remain in effect for up to three years depending on when we apply for and receive this reimbursement code. We have submitted an application to the CMS for a J code for DEXTENZA and expect to submit to the CMS for a standard J code for our OTX-TP product candidate, if our clinical trials are successful and if our NDA filings and sNDA are approved by the FDA. There are no assurances that we will be successful in obtaining and retaining reimbursement for our product candidate.

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

Risks Related to Our Dependence on Third Parties

We will depend heavily on our collaboration with Regeneron for the success of our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds. If Regeneron does not exercise its option, terminates our collaboration agreement or is unable to meet its contractual obligations, it could negatively impact our business.

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds. Our ability to generate revenues from the Collaboration Agreement will depend on our and Regeneron’s abilities to successfully perform the functions assigned to each of us under the Collaboration Agreement. We did not receive any upfront payment under the Collaboration Agreement, although Regeneron has an option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds. Regeneron has agreed to pay us $10 million upon exercise of the option. The option is exclusive until 12 months after Regeneron has received a product candidate in accordance with a collaboration plan and non-exclusive for an additional six months following the end of the exclusive period. Under the Collaboration Agreement, we are obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances. We are also entitled to receive under the terms of the Collaboration Agreement specified development, regulatory and sales milestone payments, as well as royalty payments.

If Regeneron has not exercised the option during the designated option period, the Collaboration Agreement will expire. If Regeneron exercises the option, the Collaboration Agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the later of 10 years from the date of first commercial sale in such country or the expiration of all patent rights covering the licensed product in such country. Regeneron may terminate the Collaboration Agreement at any time after exercise of the option upon 60 days’ prior written notice. Either party may, subject to a cure period, terminate the Collaboration Agreement in the event of the other party’s uncured material breach, in addition to other specified termination rights.

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

We have in the past entered into collaboration agreements with third parties, including our collaboration with Regeneron, and expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize ReSure Sealant or any of our product candidates for which we obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product candidates or if we determine that such third-party arrangements are otherwise beneficial. We also may seek additional third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Other than our collaboration with Regeneron, we are not currently party to any such arrangement. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Our collaboration with Regeneron poses, and any future collaborations likely will pose a number of risks, including the following:

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

We are currently conducting preclinical testing of protein-based anti-VEGF compounds in collaboration with Regeneron with protein based anti-VEGF compounds to explore the feasibility of delivering their drugs using our intravitreal depot. The initial drug selected for preclinical testing under this collaboration is aflibercept, marketed under the brand name Eylea. We may explore broader collaborations for the development and potential commercialization of our intravitreal depot technology in combination with other large molecules with targets other than VEGF  for the treatment of back-of-the-eye diseases and conditions.

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

Our employees have administered and managed most of our clinical development work, including our clinical trials for ReSure Sealant and our clinical trials for DEXTENZA for the treatment of post-surgical ocular inflammation and pain following cataract surgery. However, we have relied and may continue to rely on third parties, such as contract research organizations, or CROs, to conduct future clinical trials of our product candidates, including OTX-TP for the treatment of glaucoma and ocular hypertension. If we deem necessary, we may engage third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct or assist in our clinical trials or other clinical development work. If we are unable to enter into an agreement with a CRO or other service provider when required, our product development activities would be delayed.

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

In some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to enforce or maintain the patents, covering technology that we license from third parties. In particular, the license agreement that we have entered into with Incept, LLC, or Incept, an intellectual property holding company, which covers all patent rights and a significant portion of the technology for ReSure Sealant and our product candidates, provides that, with limited exceptions, Incept has sole control and responsibility for ongoing prosecution for the patents covered by the license agreement. In addition, although we have a right under the Incept license to bring suit against third parties who infringe our licensed patents in our field, other Incept licensees may also have the right to enforce our licensed patents in their own respective fields without our oversight or control. Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest. For example, Integra LifeSciences Holdings Corporation, or Integra, another licensee of Incept, has filed suit against HyperBranch Medical Technology, Inc. alleging infringement of several patents which we also license. This enforcement action could result in one or more of these patents which both we and Integra license being invalidated or rendered unenforceable. We also have no right to control the defense of any of our licensed patents if their validity or scope is challenged before the U.S. Patent and Trademark Office, or USPTO, European Patent Office, or other patent office or tribunal. Instead, we would essentially rely on our licensor to defend such challenges, and it may not do so in a way that would best protect our interests. Therefore, our licensed patents and applications may not be prosecuted, enforced, defended or maintained in a manner consistent with the best interests of our business. If Incept fails to prosecute, enforce or maintain such patents, or loses rights to those patents, our licensed patent portfolio may be reduced or eliminated.

The patent position of pharmaceutical, biotechnology and medical device companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our licensor’s patent rights are highly uncertain. Our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, unlike patent law in the United States, European patent law precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant if broader than specifically disclosed embodiments. Moreover, we have no patent protection and likely will never obtain patent protection for ReSure Sealant outside the United States and Canada. We have only four issued patents outside of the United States for two of our three intracanalicular insert product candidates, and two of these expire by 2019. We have two licensed patent families in Europe and certain other parts of the world for our intravitreal drug delivery product candidates,  but only one patent issuance to date outside of the United States. Patents might not be issued and we may never obtain any patent protection or may only obtain substantially limited patent protection outside of the United States with respect to our products.

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

Because the active pharmaceutical ingredients in our product candidates are available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe any patents that we license. Our licensed patents largely relate to the hydrogel composition of our intracanalicular inserts and the drug-release design scheme of our inserts. As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our licensed patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we or any current or future collaborator of ours is not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

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

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any current or future collaborators must therefore comply with requirements concerning advertising and promotion for any of our products for which we or our collaborators obtain marketing approval. Promotional communications with respect to drug products, biologics and medical devices are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, if any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.

The FDA required two post-approval studies as a condition for approval of our premarket approval application, or PMA application, for ReSure Sealant. The first post-approval study, identified as the Clinical PAS, was to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant. We submitted the final study report of the Clinical PAS to the FDA in June 2016 and the FDA has confirmed the Clinical PAS has been completed. The second post-approval study, identified as the Device Exposure Registry, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant. In December 2015, the CMS denied our application for a tracking or research code for ReSure Sealant commercial use. In cooperation with the FDA, we have identified another option for conducting this registry study while maintaining the objective for linking ReSure Sealant use to the Medicare database through a partnership with a third party. In July 2016, the FDA approved the Device Exposure Registry protocol, which should allow us to complete the study in one to two years. We are required to provide periodic reports to the FDA on the progress of this post-approval study until it is completed. We initiated enrollment in this study in December 2016 and submitted our first progress report to FDA in January 2017. Following review of the results from these post-approval studies, or if we are unable to complete the Device Exposure Registry,  any concerns with respect to endophthalmitis that we are unable to address due to the lack of completion of the study. This would negatively affect our ability to commercialize ReSure Sealant.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug and biologic manufacturers or quality assurance standards applicable to medical device manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our current or future collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to physicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a risk evaluation and mitigation strategy.

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

Violations of the FDCA relating to the promotion or manufacturing of drug products, biologics or medical devices may lead to investigations by the FDA, Department of Justice, or DOJ, and state Attorneys General alleging violations of the FDCA, federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislation, will continue until 2025. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the Medicare Access and CHIP Reauthorization Act of 2015, among other things, introduced the Quality Payment Program under which Medicare physicians will be required to either participate in an Advanced Alternative Payment Model, or AAPM, and assume some risk for patient outcomes, or participate in the Merit-Based Incentive Payment System, or MIPS, which will provide an incentive compensation structure that will rate physicians in part based on cost of services. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Pricing pressures recently experienced by the pharmaceutical industry may be further exacerbated by legislative and policy changes under consideration by the Trump administration.

In addition, with the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the PPACA. It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. For example, the President and Congressional leaders have expressed particular interest in repealing certain PPACA provisions and replacing them with alternatives that may be less costly and provide state Medicaid programs and private health plans more flexibility. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. The scope of potential future legislation to repeal and replace PPACA provisions is highly uncertain in many respects, and it is possible that some of the PPACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with PPACA coverage expansion provisions.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. In June 2016, we entered into a lease agreement for new general office research and development and manufacturing space. We intend to relocate to this new space beginning in June 2017 as part of our expansion. We expect to incur significant expenses in renovating this facility and purchasing capital equipment. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations, including the move to, and buildout of, our new facility, or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own a large portion of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price may be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the ability to secure third-party reimbursement for our product candidates;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

Item  1B.Unresolved Staff Comments

None.

Item 2.Properties

Our facilities consist of office space, laboratory space and manufacturing facilities in Bedford, Massachusetts. We occupy approximately 103,000 square feet of space. The lease for approximately 71,000 square feet of space expires in June 2027, the lease for approximately 20,000 square feet of space expires in 2018 and the lease for the remaining approximately 12,000 square feet of space expires in 2017.

Item 3.Legal Proceedings

We are not currently subject to any material legal proceedings.

Item  4.Mine Safety Disclosures

None.

PART II

Item  5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “OCUL” since July 25, 2014. The following table sets forth the high and low sale prices per share for our common stock on the NASDAQ Global Market for the periods indicated:

2015	High	Low
First Quarter	$44.19	$19.55
Second Quarter	$42.78	$20.63
Third Quarter	$29.22	$13.36
Fourth Quarter	$17.34	$6.75

2016
First Quarter	$10.19	$5.07
Second Quarter	$14.50	$4.63
Third Quarter	$8.23	$4.04
Fourth Quarter	$11.91	$4.82

Holders

As of March 1, 2017, there were approximately 40 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing credit facility preclude us from paying cash dividends without the consent of our lenders.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2016 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q.

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

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from July 25, 2014 (the first date that shares of our common stock were publicly traded)

through December 31, 2016. The comparison assumes $100 was invested after the market closed on July 25, 2014 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2016, 2015, and 2014, and the balance sheet data as of December 31, 2016 and 2015 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended
	December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product revenue	$1,845	$1,354	$460	$—	$10
Collaboration revenue	42	396	312	—	—
Total revenue	1,887	1,750	772	—	10
Costs and operating expenses:
Cost of product revenue	443	319	91	—	7
Research and development	27,065	26,611	18,880	10,517	11,540
Selling and marketing	6,701	3,852	1,982	625	657
General and administrative	11,004	9,165	6,913	1,761	1,477
Total costs and operating expenses	45,213	39,947	27,866	12,903	13,681
Loss from operations	(43,326)	(38,197)	(27,094)	(12,903)	(13,671)
Other income (expense):
Interest income	304	166	7	13	4
Interest expense	(1,680)	(1,724)	(1,119)	(441)	(377)
Other income (expense), net	(1)	7	(442)	14	(49)
Total other expense, net	(1,377)	(1,551)	(1,554)	(414)	(422)
Net loss	(44,703)	(39,748)	(28,648)	(13,317)	(14,093)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(11)	(27)	(35)
Net loss attributable to common stockholders	$(44,703)	$(39,748)	$(28,659)	$(13,344)	$(14,128)
Net loss per share attributable to common stockholders, basic and diluted	$(1.80)	$(1.71)	$(2.69)	$(5.11)	$(5.60)
Weighted average common shares outstanding, basic and diluted	24,816	23,244	10,653	2,609	2,523

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$68,145	$105,064	$74,828	$17,505	$23,854
Working capital	61,598	101,605	70,309	14,672	20,787
Total assets	74,939	110,306	78,193	19,146	25,285
Preferred stock warrant liability	—	—	—	254	268
Long-term debt, net of discount, including current portion	15,643	15,272	14,865	2,457	4,065
Redeemable convertible preferred stock	—	—	—	74,344	65,823
Total stockholders’ equity (deficit)	52,008	89,588	58,696	(59,472)	(46,611)

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary hydrogel platform technology. Our bioresorbable hydrogel-based drug product candidates are designed to provide extended delivery of therapeutic agents to the eye. Our lead product candidates are DEXTENZA (dexamethasone insert), for the treatment of post-surgical ocular inflammation and pain, allergic conjunctivitis and dry eye disease, and OTX-TP for the treatment of glaucoma and ocular hypertension,  which are extended-delivery, drug-eluting inserts that are placed into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose. Our intracanalicular inserts combine our hydrogel technology with U.S. Food and Drug Administration, or FDA, approved therapeutic agents with the goal of providing extended delivery of drug to the eye. We also have an intravitreal hydrogel depot which is in preclinical development for the treatment of diseases and conditions of the back of the eye including wet age-related macular degeneration, or wet AMD. Our initial development efforts are focused on the use of our hydrogel depot in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs or small molecule drugs, such as tyrosine kinase inhibitors, or TKIs. Our intravitreal depot is designed to be delivered via injection to release therapeutic agents, such as antibodies to vascular endothelial growth factor, or VEGF, over an extended period. We have entered into a collaboration, option and license with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea. In addition to our ongoing product development, we currently market our first commercial product, ReSure Sealant, a hydrogel-based ophthalmic wound sealant approved by the FDA to seal corneal incisions following cataract surgery. ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

DEXTENZA

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel-based drug-eluting insert for intracanalicular use.  In September 2015, we submitted to the FDA a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain. On July 25, 2016, we announced that we had received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA. On January 23, 2017, we announced that we had resubmitted our NDA. On February 22, 2017, we announced that the FDA accepted for review our NDA resubmission. The FDA determined that our NDA resubmission is a complete response and designated the NDA resubmission as a class 2, or major, review with a target action date under the Prescription Drug User Fee Act, or PDUFA, of July 19, 2017.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain. The data from these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial are being used to support our NDA for post-surgical ocular pain. Subject to receiving approval for the pain indication pursuant to our NDA, we plan to submit an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation. We have also completed two Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis. In October 2015, we announced topline results of our first Phase 3 clinical trial for allergic conjunctivitis, and in June 2016 we announced topline results of our second Phase 3 clinical trial for this indication. Finally, DEXTENZA is in Phase 2 clinical development for the treatment of dry eye disease. We announced topline results from an exploratory Phase 2 clinical trial for this indication in December 2015.    We are assessing our plans for our dry eye program going forward and may focus future efforts on an intracanalicular insert containing an immunosuppressant drug.

OTX-TP

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog that reduces elevated intraocular pressure, or IOP, as its active pharmaceutical ingredient, into a hydrogel-based drug-eluting intracanalicular insert. OTX-TP is being developed as a treatment for glaucoma and ocular hypertension. We reported topline results from a Phase 2b clinical trial for this indication in October 2015. We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two Phase 3 clinical trials of OTX-TP in September 2016.

Back-of-the-Eye Programs

In addition to DEXTENZA and OTX-TP, we are engaged in the preclinical development of our hydrogel depot administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our extended-delivery hydrogel depot in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs or small molecule drugs, such as tyrosine kinase inhibitors, or TKIs, for the treatment of retinal diseases such as wet AMD, retinal vein occlusion and diabetic macular edema. Our initial goal for these programs is to provide extended delivery of a protein-based large molecule or small molecule TKI drug targeting VEGF and other targets over a four to six month period following administration of a bioresorbable hydrogel incorporating the drug by an injection into the vitreous humor, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other retinal diseases and potentially providing a more consistent uniform release of drug over the treatment period.

Regeneron Collaboration

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, for any target including VEGF, or any products that deliver large molecule drugs other than those that target VEGF proteins. We granted Regeneron an option, or the Option, to enter into an exclusive, worldwide license under our intellectual property to develop and commercialize products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds, or Licensed Products.

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

Under the terms of the Collaboration Agreement, Regeneron has agreed to pay us $10 million upon exercise of the Option. We are also eligible to receive up to $145 million per Licensed Product upon the achievement of specified development and regulatory milestones, including successful results from the first-in-human clinical trial, $100 million per Licensed Product upon first commercial sale of such Licensed Product and up to $50 million based on the achievement of specified sales milestones for all Licensed Products. In addition, we are entitled to tiered, escalating royalties, in a range from a high-single digit to a low-to-mid teen percentage of net sales of Licensed Products.

ReSure

 Following our receipt of FDA approval for ReSure Sealant, we commercially launched this product in the United States in 2014, initially through a network of ophthalmology-focused distributors. In early 2017, we terminated these distributors and hired a contract sales force of four representatives to sell ReSure Sealant. ReSure Sealant is approved to seal corneal incisions following cataract surgery and is the first and only surgical sealant to be approved by the FDA for ophthalmic use. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure.

Financial Position

We have generated limited revenue to date. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant. All of our sustained drug delivery products are in various phases of clinical and preclinical development. We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability. Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP. Since inception, we have incurred significant operating losses. Our net losses were $44.7 million, $39.7 million and $28.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $173.9 million.

Our total cost and operating expenses were $45.2 million, $39.9 million and $27.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, including $6.0 million, $4.6 million and $5.0 million, respectively, in non-cash stock-based compensation expense and licensing and consulting fees paid in stock. We anticipate that our operating expenses will increase substantially as we pursue the clinical development of our most advanced product candidates, DEXTENZA and OTX-TP, continue the research and development of our other product candidates, continue the internal development of our intravitreal hydrogel depot for the sustained delivery of protein-based or small molecule anti-angiogenic drugs, such as anti-VEGF drugs for the treatment of wet AMD and other back-of-the-eye diseases and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to continue to incur substantial additional expenses for product manufacturing, sales, marketing and distribution for our product candidates for which we obtain marketing approval.

We do not expect to generate significant revenue from sales of any product for several years, if at all. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to access our borrowing capacity or raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

In July 2014, we completed an initial public offering, or IPO, of our common stock, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain of our stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions and offering expenses. In November 2016, we entered into an At-the-Market Sales Agreement, or the 2016 ATM Agreement with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  As of February 28, 2017, we have sold 263,418 shares of common stock under the 2016 ATM Agreement at a weighted average exercise price of $8.87 per share resulting in net proceeds of approximately $2.0 million after underwriting discounts, commission and other offering expenses.  In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share. The offering consisted of 3,571,429 shares of common stock sold by us. We received net proceeds from the follow-on offering of approximately $23.5 million after deducting underwriting discounts expenses. We believe that our existing cash and cash equivalents and marketable securities, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2018.    We will need to obtain additional capital to the support the planned commercial launch of DEXTENZA, subject to FDA approval.   See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through December 31, 2016, we have generated limited amounts of revenue from the sales of our products. Our ReSure Sealant product received premarket approval, or PMA, from the FDA in January 2014. We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2017. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

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

We entered into a feasibility agreement with a biotechnology company relating to our intravitreal drug delivery depot in October 2014. Under this agreement, the biotechnology company had agreed to pay us up to $0.7 million, of which $0.3 million was a non-refundable up-front payment due upon contract execution and $0.4 million will be due upon the achievement of certain milestones. Initially, we were recognizing the non-refundable, non-contingent up-front payment of $0.3 million as revenue on a straight-line basis over the twelve-month period in which we are expected to complete our performance obligations. Estimates of this development period involves the evaluation of many assumptions and uncertainties and may change if facts and circumstances change. During 2015, management reevaluated and revised the estimated development period to extend through March 2016. If and when a contingent milestone payment is earned, the additional consideration to be received will be added to the total expected payments under the contract and recognized as revenue based on the proportional performance methodology. In January 2015, we achieved the first milestone under the feasibility agreement triggering a payment due of $0.3 million. This agreement was terminated in the second quarter of 2016 and the Company does not have any further obligations.  Through December 31, 2016, the Company had recognized revenue of $0.5 million related to this agreement.

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

The table below summarizes our research and development expenses incurred by product development program:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
ReSure Sealant	$236	$330	$40
DEXTENZA for post-surgical ocular inflammation and pain	2,686	2,058	2,151
DEXTENZA for allergic conjunctivitis	2,815	5,541	1,785
DEXTENZA for dry eye disease	101	662	—
OTX-TP for glaucoma and ocular hypertension	1,941	2,048	2,023
Unallocated expenses	19,286	15,972	12,881
Total research and development expenses	$27,065	$26,611	$18,880

We expect that our expenses will increase in connection with our ongoing activities. We estimate that in 2017, we will incur approximately $33.0 million to $35.0 million of research and development expenses, including costs related to clinical trials and other research and development activities. Of this amount, we estimate we will incur approximately $17.0 million to $19.0 million of external research and development expenses related to clinical trial and regulatory costs for our DEXTENZA and OTX-TP product candidates and approximately $15.0 million to $16.0 million of other research and development activities that we do not expect to track by program.  We expect that our total costs to renovate our new facility, including research and development laboratories, manufacturing space and office space will be approximately $3.6 million, net of a landlord provided construction allowance of up to $2.8 million.  In addition, we expect to purchase $2.0 million to $2.5 million in manufacturing and research and development capital equipment for our new facility.

We estimate that we will incur external research and development expenses for 2017, as follows:

•	approximately $2.0 million to $2.8 million for DEXTENZA for post-surgical ocular inflammation and pain;
•	approximately $1.0 million to $1.2 million for DEXTENZA for allergic conjunctivitis;
•	approximately $12.0 million to $15.0 million for OTX-TP for glaucoma and ocular hypertension; and
•	approximately $0.9 million to $1.2 million for other external research and development activities.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs. Through December 31, 2014, we incurred selling and marketing expenses in connection with our first-generation surgical sealant product. In addition, we invested in sales and marketing resources in anticipation of an earlier approval of our surgical sealant product in the United States than we ultimately received from the FDA, as a result of a change in designation from a 510(k) to a PMA regulatory path. During the years ended December 31, 2016, 2015 and 2014, we incurred selling and marketing expense in connection with ReSure Sealant, which we began commercializing in the first quarter of 2014.

We expect selling and marketing expenses to increase in preparation for the potential approval of our resubmitted NDA by the FDA and commercial launch of our DEXTENZA product candidate for the treatment of post-surgical ocular pain. We expect such expenses to further increase in preparation for the potential label expansion to include post-surgical ocular inflammation, subject to submission and approval of an NDA supplement.

Other Income (Expense)

Interest Income. Interest income consists primarily of interest income earned on cash and cash equivalents and marketable securities. In each of 2016, 2015, and 2014, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

Interest Expense. Interest expense consists of interest expense on our debt. We borrowed $15.0 million in aggregate principal amount in April 2014. In December 2015, we amended our credit facility to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019.

Other Income (Expense), Net. In 2014, other income (expense), net consisted primarily of the gain or loss associated with the change in the fair value of our preferred stock warrant liability and small amounts of miscellaneous income and expense items unrelated to core operations. We issued warrants for the purchase of our redeemable convertible preferred stock that we believed were financial instruments that could require a transfer of assets because of the redemption feature of the underlying stock. Therefore, we classified these warrants as liabilities and they were remeasured to fair value at each reporting period, and we recorded the changes in the fair value as a component of other income (expense), net. Upon the closing of our IPO in July 2014, the underlying redeemable convertible preferred stock was converted into common stock, the preferred stock warrants became exercisable for common stock instead of preferred stock, and the fair value of the warrant liability became fixed as of that date and was reclassified to additional paid-in capital. In 2015 and 2016, other income (expense), net consists of small amounts of miscellaneous income and expense items unrelated to our core operations.

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

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. Use of this model requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Prior to our IPO, we had been a private company and lacked company-specific historical and implied volatility information. Therefore, we estimate our expected volatility based on the historical volatility of a publicly traded group of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our publicly traded stock price. Beginning in 2016, we estimate our expected volatility using a weighted average of the historical volatility of our publicly traded peer companies and the volatility of our common stock, and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. We use the simplified method prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees and directors. We base the expected term of options granted to consultants and nonemployees on the contractual term of the options. We determine the risk-free interest rate by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The assumptions we used to determine the fair value of stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.42%	1.67%	2.24%
Expected term (in years)	6	6	6
Expected volatility	85%	71%	77%
Expected dividend yield	—%	—%	—%

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and December 31, 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Revenue:
Product revenue	$1,845	$1,354	$491
Collaboration revenue	42	396	(354)
Total revenue	1,887	1,750	137
Cost and operating expenses:
Cost of product revenue	443	319	124
Research and development	27,065	26,611	454
Selling and marketing	6,701	3,852	2,849
General and administrative	11,004	9,165	1,839
Total costs and operating expenses	45,213	39,947	5,266
Loss from operations	(43,326)	(38,197)	(5,129)
Other income (expense):
Interest income	304	166	138
Interest expense	(1,680)	(1,724)	44
Other income (expense), net	(1)	7	(8)
Total other expense, net	(1,377)	(1,551)	174
Net loss	$(44,703)	$(39,748)	$(4,955)

Revenue

We generated $1.8 and $1.4 million of product revenue during the years ended December 31, 2016 and December 31, 2015, respectively, from sales of our ReSure Sealant product.  The increase in revenue is related to an increase in the total number of units shipped in 2016.    We generated $42,000 and $0.4 million of revenue from our collaboration agreements in 2016 and 2015, respectively.

Research and Development Expenses

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$236	$330	$(94)
DEXTENZA for post-surgical ocular inflammation and pain	2,686	2,058	628
DEXTENZA for allergic conjunctivitis	2,815	5,541	(2,726)
DEXTENZA for dry eye disease	101	662	(561)
OTX-TP for glaucoma and ocular hypertension	1,941	2,048	(107)
Unallocated expenses:
Personnel costs	11,630	9,345	2,285
All other costs	7,656	6,627	1,029
Total research and development expenses.	$27,065	$26,611	$454

Research and development expenses were $27.1 million for the year ended December 31, 2016, compared to $26.6 million for the year ended December 31, 2015. The increase of $0.4 million was primarily due to a decrease of $2.9 million in clinical trial and regulatory expenses and an increase of $3.3 million in unallocated expenses.  Clinical trial and regulatory expenses decreased in the year ended December 31, 2016, compared to the year ended December 31, 2015 primarily due to the timing and number of clinical trials being conducted for the DEXTENZA product candidate for the treatment of allergic conjunctivitis and dry eye disease.

For the year ended December 31, 2016, we incurred $7.6 million in direct research and development expenses for our intracanalicular insert product candidates, including $2.7 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $2.8 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in Phase 3 clinical trials, $0.1 million for our DEXTENZA product candidate for the treatment of dry eye disease which was in Phase 2 clinical trials, and $2.0 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. In comparison, for the year ended December 31, 2015, we incurred $10.3 million in direct research and development expenses for our intracanalicular insert product candidates, including $2.0 million for clinical trials of OTX-TP for glaucoma and ocular hypertension which was in Phase 2b clinical trials, $5.5 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in Phase 3 clinical trials and $2.1 million for our DEXTENZA for ocular inflammation and pain following cataract surgery which was in Phase 3 clinical trials and $0.7 million for our DEXTENZA product candidate for the treatment of dry eye disease which was in Phase 2 clinical trials. Unallocated research and development costs increased $3.3 million for the year ended December 31, 2016, compared to the year ended December 31, 2015 primarily due to an increase in unallocated personnel costs of  $2.3 million, relating to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense and the write off of $1.3 million of equipment that was in construction in process that is included in all other costs.

Selling and Marketing Expenses

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$2,580	$1,508	$1,072
Professional fees	2,993	1,625	1,368
Facility related and other	1,128	719	409
Total selling and marketing expenses	$6,701	$3,852	$2,849

Selling and marketing expenses were $6.7 million for the year ended December 31, 2016, compared to $3.9 million for the year ended December 31, 2015. The increase of $2.8 million was primarily due to an increase of $1.1 million in personnel costs relating to additional hiring as we plan for the potential launch of DEXTENZA and additional stock-based compensation expense, an increase of $1.4 million in professional fees due to increased spending on consulting, trade shows and conferences and an increase of $0.4 million in facility-related and other costs.

General and Administrative Expenses

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$6,184	$5,216	$968
Professional fees	3,732	2,951	781
Facility related and other	1,088	998	90
Total general and administrative expenses	$11,004	$9,165	$1,839

General and administrative expenses were $11.0 million for the year ended December 31, 2016, compared to $9.2 million for the year ended December 31, 2015. The increase of $1.8 million was due to a $1.0 million increase in personnel related costs and an increase of $0.8 million in professional fees, and an increase of $0.1 million in facility-related and other costs. Our personnel related costs increased primarily due to an increase in stock compensation expense of $0.9 million. Professional fees increased primarily due to activities to support our operating as a public company.

Other Income (Expense), Net

Other expense, net was $1.4 million for the year ended December 31, 2016, compared to $1.6 million for the year ended December 31, 2015.

Comparison of the Years Ended December 31, 2015 and December 31, 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31,		Increase
	2015	2014	(Decrease)
	(in thousands)
Revenue:
Product revenue	$1,354	$460	$894
Collaboration revenue	396	312	84
Total revenue	1,750	772	978
Costs and operating expenses:
Cost of product revenue	319	91	228
Research and development	26,611	18,880	7,731
Selling and marketing	3,852	1,982	1,870
General and administrative	9,165	6,913	2,252
Total costs and operating expenses	39,947	27,866	12,081
Loss from operations	(38,197)	(27,094)	(11,103)
Other income (expense):
Interest income	166	7	159
Interest expense	(1,724)	(1,119)	(605)
Other income (expense), net	7	(442)	449
Total other expense, net	(1,551)	(1,554)	3
Net loss	$(39,748)	$(28,648)	$(11,100)

Revenue

We generated $1.4 and $0.5 million of product revenue during the years ended December 31, 2015 and December 31, 2014, respectively, from sales of our ReSure Sealant product, for which we received FDA approval in January 2014.    We generated $0.4 million and $0.3 million of revenue from our collaboration agreements in 2015 and 2014, respectively.

Research and Development Expenses

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$330	$40	$290
DEXTENZA for post-surgical ocular inflammation and pain	2,058	2,151	(93)
DEXTENZA for allergic conjunctivitis	5,541	1,785	3,756
DEXTENZA for dry eye disease	662	—	662
OTX-TP for glaucoma and ocular hypertension	2,048	2,023	25
Unallocated expenses:
Personnel costs	9,345	5,828	3,517
All other costs	6,627	7,053	(426)
Total research and development expenses	$26,611	$18,880	$7,731

Research and development expenses were $26.6 million for the year ended December 31, 2015, compared to $18.9 million for the year ended December 31, 2014. The increase of $7.7 million was primarily due to an increase of $4.6 million in clinical trial and regulatory expenses and an increase of $3.1 million in unallocated expenses.  Clinical trial and regulatory expenses increased for the year ended December 31, 2015, compared to the year ended December 31, 2014 primarily due to the timing of clinical trials being conducted for DEXTENZA product candidate for the treatment of allergic conjunctivitis and dry eye disease.

For the year ended December 31, 2015, we incurred $10.3 million in direct research and development expenses for our intracanalicular insert product candidates, including $2.1 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $5.5 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in Phase 3 clinical trials, $0.7 million for our DEXTENZA product candidate for the treatment of dry eye disease which was in Phase 2 clinical trials, and $2.0 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 2b clinical trials. In comparison, for the year ended December 31, 2014, we incurred $6.0 million in direct research and development expenses for our intracanalicular insert product candidates, including $2.0 million for clinical trials of OTX-TP for glaucoma and ocular hypertension which was in Phase 2a clinical trials, $1.8 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in Phase 2a clinical trials and $2.2 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials. Unallocated research and development costs decreased $0.4 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. In the year ended December 31, 2014, we recorded a one-time, non-cash expense of $1.7 million for a license fee paid in the form of stock which is included in the unallocated costs. In addition, unallocated personnel costs increased by $3.5 million, relating to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense.

Selling and Marketing Expenses

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,508	$799	$709
Professional fees	1,625	852	773
Facility related and other	719	331	388
Total selling and marketing expenses	$3,852	$1,982	$1,870

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

General and Administrative Expenses

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$5,216	$4,469	$747
Professional fees	2,951	1,390	1,561
Facility related and other	998	1,054	(56)
Total general and administrative expenses	$9,165	$6,913	$2,252

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

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. Our net losses were $44.7 million, $39.7 million and $28.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $173.9 million.

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

Through December 31, 2016, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In July 2014, we completed our IPO, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions, and offering expenses. In November 2016, we entered into the 2016 ATM Agreement with Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  To date, we have sold 263,418 shares of common stock under the 2016 ATM Agreement at a weighted average exercise price of $8.87 per share resulting in net proceeds of approximately $2.0 million after underwriting discounts, commission and other offering expenses. In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share. The offering consisted of 3,571,429 shares of common stock sold by us. We received net proceeds from the follow-on offering of approximately $23.5 million after deducting underwriting discounts expenses.

As of December 31, 2016, we had cash and cash equivalents and marketable securities of $68.1 million. In April 2014, we borrowed $15.0 million in aggregate principal amount under a new credit facility and used $1.9 million of this amount to repay $1.7 million aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. In December 2015, we amended our credit facility to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December

2016, and extend the maturity date to December 1, 2019. The outstanding borrowings under this facility bear interest at an annual rate equal to 8.25%.  In March 2017,  we amended the credit facility to increase the total commitment to $38.0 million including $18.0 million of borrowings drawn at closing, which was used primarily to pay-off outstanding balances as of the closing date, and options on two additional tranches of $10.0 million each contingent on the achievement of regulatory and commercial milestones for DEXTENZA. The interest-only payment period was extended through February 1, 2018 and there are provisions to further extend the interest-only period based on the achievement of certain milestones.  See “—Contractual Obligations and Commitments” for additional information.

Cash Flows

As of December 31, 2016, we had cash and cash equivalents and marketable securities of $68.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash used in operating activities	$(34,001)	$(33,743)	$(20,496)
Cash provided by (used in) investing activities	35,568	(38,569)	(38,586)
Cash provided by financing activities	585	65,703	78,970
Net increase (decrease) in cash and cash equivalents	$2,152	$(6,609)	$19,888

Operating activities. Net cash used in operating activities was $34.0 million for the year ended December 31, 2016, primarily resulting from our net loss of $44.7 million, partially offset by non-cash charges of $7.2 million and cash provided by changes in our operating assets and liabilities of $2.1 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses partially offset by $1.9 million of revenue in the period. Our net non-cash charges during the year ended December 31, 2016 primarily consisted of $6.0 million of stock-based compensation expense and $0.9 million of depreciation expense. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2016 consisted primarily of a $1.4 million increase in accrued expenses and deferred rent, a $0.9 million decrease in prepaid expenses and other current assets, and a $0.2 million increase in accounts payable, which was due to the timing of vendor invoicing and payments.

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

Investing activities. Net cash provided by investing activities for the year ended December 31, 2016 consisted of maturities of marketable securities of $80.7 million offset by cash used to purchase property and equipment of $1.9 million and cash used to purchase marketable securities of $41.7 million. Net cash used in investing activities for the year ended December 31, 2015 consisted of cash used to purchase property and equipment of $1.8 million and cash used to purchase marketable securities of $91.7 million offset by maturities of marketable securities of $54.8 million. Net cash used by investing activities for the year ended December 31, 2014 consisted of cash used to purchase property and equipment of $1.3 million and cash used to purchase marketable securities of $37.3 million. Purchases of property and equipment in 2014  consisted primarily of laboratory equipment, inclusive of building a clean room, which we commenced in 2013.

Financing activities. Net cash provided by financing activities for 2016 was $0.6 million and consisted primarily of proceeds of $0.6 million, net of underwriting discounts and other offering expenses, related to the 2016 ATM Agreement, proceeds from the exercise of common stock options of $0.2 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.3 million partially offset by payments of $0.5 million for insurance costs financed by a third party. Net cash provided by financing activities for 2015 was $65.7 million and consisted primarily of proceeds of $65.6 million, net of underwriting discounts and other offering expenses, related to our follow-on offering, $1.5 million (net) in borrowings under our amended 2014 credit facility, proceeds from the exercise of common stock options of $0.2 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.2 million partially offset by repayment of $1.5 million of outstanding principal under our 2014 credit facility, payments of $0.8 million for insurance costs financed by a third party. Net cash provided by financing activities for 2014 was $79.0 million and consisted primarily of proceeds of $69.5 million, net of underwriters discount related to our IPO, and $14.9 million from our new credit facility, under which we borrowed $15.0 million in aggregate principal amount in April 2014, partially offset by the payment of issuance costs of $3.0 million in connection with our IPO and the repayment of $2.3 million of outstanding principal and other amounts due in connection with our termination of a prior credit facility and repayments of principal prior to our termination of the credit facility.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources focused on the potential launch of our product candidates including DEXTENZA, subject to receiving FDA approval.

We anticipate that our expenses will increase substantially if and as we:

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, DEXTENZA and OTX-TP;

•

conduct joint research and development under our strategic collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds to treat retinal diseases;

•	continue the research and development of our other product candidates;

•	seek to identify and develop additional product candidates, including through preclinical development activities associated with our back-of-the-eye program;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development;

•	develop and expand our sales, marketing and distribution capabilities for any of our product candidates, including DEXTENZA, for which we may obtain marketing approval;

•

scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and the expected growth in personnel;

•	renovate our new facility, including research and development laboratories, manufacturing space and office space;

•	maintain, expand and protect our intellectual property portfolio;

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

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2018.  We will need to obtain additional capital to support the planned commercial launch of DEXTENZA, subject to FDA approval. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities, including our current NDA for DEXTENZA;

•	the level of product sales from any additional product for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA and OTX-TP;

•

the progress and status of our collaboration with Regeneron, including any development costs for which we reimburse Regeneron, the potential exercise by Regeneron of its option for a license for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds, and our potential receipt of future milestone payments from Regeneron;

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of revenue from sales of ReSure Sealant, equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds other than amounts we may receive from Regeneron for potential option exercise, development, regulatory and sales milestones and royalties under our collaboration and amounts we may be able to draw under our amended credit facility upon the achievement of regulatory and commercial milestones. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge of intellectual property limit our ability to obtain additional debt financing. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Since our inception in 2006, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2016, we had federal net operating loss carryforwards of $85.2 million, which begin to expire in 2026, and state net operating loss carryforwards of $73.9 million, which begin to expire in 2029. As of December 31, 2016,  we also had federal research and development tax credit carryforwards of $4.1 million and state research and development tax credit carryforwards $2.1 million, which begin to expire in 2026 and 2025, respectively. We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize our tax carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease commitments	$14,373	$1,162	$2,696	$2,575	$7,940
Purchase commitments	3,416	2,185	1,231	—	—
New facility improvements, net	3,600	3,600	—	—	—
Manufacturing commitments	1,680	840	840	—	—
Debt obligations including interest	20,100	2,723	17,377	—	—
Total	$43,169	$10,510	$22,144	$2,575	$7,940

In the table above, we set forth our enforceable and legally binding obligations and future commitments at December 31, 2016, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at December 31, 2016. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in June 2017 and June 2018.

On June 17, 2016, we entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space. The lease expires on July 31, 2027. No base rent will be due under the lease until August 1, 2017. The initial annual base rent is approximately $1.2 million and will increase annually beginning on February 1 of each year. We are obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises. We posted a customary letter of credit in the amount of $1.5 million as a security deposit. We intend to relocate our corporate headquarters to the new leased premises beginning in 2017 and expect to relocate all of our operations to the new leased premises by 2018. The lease agreement allows for a construction allowance not to exceed approximately $2.8 million to be applied to the total construction costs of the new leased premises. The construction allowance must be used on or before December 31, 2017, or it will be deemed forfeited with no further obligation by the landlord of the new leased premises.

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

In December 2015, we amended the credit facility to increase the aggregate principal amount to $15.6 million to capitalize certain accrued interest. The amended facility provides for monthly, interest-only payments on outstanding borrowings through December 2016. Thereafter, we were required to pay thirty-six consecutive, equal monthly installments of principal and interest through December 1, 2019. In March 2017,  we further amended the credit facility to increase the total commitment to $38.0 million including $18.0 million of borrowings drawn at closing, which was used primarily to pay-off outstanding balances as of the closing date, and options on two additional tranches of $10.0 million each contingent upon on the achievement by us of regulatory and commercial milestones. The interest-only payment period was extended through February 1, 2018 and can be further extended upon the achievement of certain regulatory and commercial milestones. There are no financial covenants associated with the credit facility. There are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making investments; and engaging in certain other business transactions. The obligations under the credit facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. The credit facility is secured by substantially all of our assets except for our intellectual property, which is subject to a negative pledge.

We have in-licensed a significant portion of our intellectual property from Incept, an intellectual property holding company, under an amended and restated license agreement that we entered into with Incept in January 2012. We are obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by us or our affiliates of any products covered by the licensed technology. Any sublicensee of ours also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as we are. We are obligated to reimburse Incept for our share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to us under the agreement. Our share of these fees and costs is equal to the total amount of such fees and costs divided by the total number of Incept’s exclusive licensees of the patent application. We have not included in the table above any payments to Incept under this license agreement as the amount, timing and likelihood of such payments are not known.

In October 2016, we entered into Collaboration Agreement with Regeneron.  If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances. We have not included in the table above any payments to Regeneron under this Collaboration Agreement as the timing of such payments are not known.    Regeneron will be responsible for funding an initial preclinical tolerability study. We do not expect our funding requirements to be material over the next twelve months. If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of issuance of its financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company adopted ASU 2014-15 during the fourth quarter of 2016. Adoption did not require additional disclosures in the financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09. As a result, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” or ASU 2016-08; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing,” or ASU 2016-10; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients,” or ASU 2016-12; and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” or ASU 2016-20, which are intended to provide additional guidance and clarity to ASU 2014-09. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 along with ASU 2014-09, which we collectively refer to as the “New Revenue Standards.

The New Revenue Standards may be applied using one of two retrospective application methods: (1) a full retrospective approach for all periods presented, or (2) a modified retrospective approach that presents a cumulative effect as of the adoption date and additional required disclosures. We expect to adopt the New Revenue Standards in the first quarter of 2018 using the modified retrospective approach and are in the process of completing its initial analysis identifying the revenue streams that will be impacted by the adoption of this new standard and the impact to its financial statements and footnote disclosures.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The effective date will be the first quarter of fiscal year 2018. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures.

Item  7A.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had cash and cash equivalents and marketable securities of $68.1 million, which consisted of money market funds, United States treasury notes and government agency notes. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item  8.Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-28 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

As an “emerging growth company,” as defined in the JOBS Act, our independent registered accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

On March 7, 2017, we entered into a Second Amended and Restated Credit and Security Agreement, or the Amended Agreement, with MidCap Funding III Trust, or MidCap, Silicon Valley Bank, or SVB, and Flexpoint MCLS SPV LLC, or Flexpoint to amend that certain Credit and Security Agreement, dated as of April 17, 2014, as amended on December 3, 2015, by and among us; MidCap, as successor to MidCap Financial SBIC, LP; and SVB.

The Amended Agreement increased the principal amount of a secured term loan facility, which we refer to as the Credit Facility, from $15,600,000 to $38,000,000 including $18.0 million of borrowings drawn at closing, which was used primarily to pay-off outstanding balances as of the closing date, and options on two additional tranches of $10.0 million, each based on the achievement by us of regulatory and commercial milestones.  The Amended Agreement also extended the interest-only payment period and permits the interest-only period to be further extended upon the achievement of certain regulatory and commercial milestones and extended the maturity date of the Credit Facility.

Pursuant to the Amended Agreement, the Company may make interest-only payments until February 1, 2018, which may be extended by us upon the achievement of certain regulatory and commercial milestones. The maturity date of the Credit Facility is December 1, 2020. Amounts borrowed under the Credit Facility incur interest at a LIBOR-base rate, subject to a minimum 1.00% floor, plus 7.25%.

PART III

Item  10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Bruce Peacock is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the NASDAQ Global Market.

Item 11.Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item  14.Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item  15.Exhibits, Financial Statement Schedules

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

Item  16.Form 10-K Summary

None.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2017

OCULAR THERAPEUTIX, INC.

By:	/s/ W. Bradford Smith
W. Bradford Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amarpreet Sawhney, Ph.D.	Chairman of the Board of Directors, President and
Amarpreet Sawhney, Ph.D.	Chief Executive Officer (Principal Executive	March 10, 2017
Officer)

/s/ W. Bradford Smith	Chief Financial Officer	March 10, 2017
W. Bradford Smith	(Principal Financial and Accounting Officer)

/s/ Jaswinder Chadha	Director	March 10, 2017
Jaswinder Chadha

/s/ James Garvey	Director	March 10, 2017
James Garvey

/s/ Jeffrey S. Heier, M.D.	Director	March 10, 2017
Jeffrey S. Heier, M.D.

/s/ Richard L. Lindstrom, M.D.	Director	March 10, 2017
Richard L. Lindstrom, M.D.

/s/ William James O’Shea	Director	March 10, 2017
William James O’Shea

/s/ Bruce A. Peacock	Director	March 10, 2017
Bruce A. Peacock

/s/ Charles Warden	Director	March 10, 2017
Charles Warden

OCULAR THERAPEUTIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ocular Therapeutix, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Ocular Therapeutix, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2017

OCULAR THERAPEUTIX, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$32,936	$30,784
Marketable securities	35,209	74,280
Accounts receivable	250	193
Inventory	113	134
Prepaid expenses and other current assets	1,390	1,592
Total current assets	69,898	106,983
Property and equipment, net	3,313	3,095
Restricted cash	1,728	228
Total assets	$74,939	$110,306
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,116	$1,957
Accrued expenses and deferred rent	4,635	3,379
Deferred revenue	—	42
Notes payable, net of discount, current	1,549	—
Total current liabilities	8,300	5,378
Deferred rent, long-term	537	68
Notes payable, net of discount, long-term	14,094	15,272
Total liabilities	22,931	20,718
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2016 and 2015; no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2016 and 2015; 25,024,100 and 24,750,281 shares issued and outstanding at December 31, 2016 and 2015, respectively	3	2
Additional paid-in capital	225,889	218,830
Accumulated deficit	(173,879)	(129,176)
Accumulated other comprehensive loss	(5)	(68)
Total stockholders’ equity	52,008	89,588
Total liabilities and stockholders’ equity	$74,939	$110,306

The accompanying notes are an integral part of these financial statements.

OCULAR THERAPEUTIX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Product revenue	$1,845	$1,354	$460
Collaboration revenue	42	396	312
Total revenue	1,887	1,750	772
Costs and operating expenses:
Cost of product revenue	443	319	91
Research and development	27,065	26,611	18,880
Selling and marketing	6,701	3,852	1,982
General and administrative	11,004	9,165	6,913
Total costs and operating expenses	45,213	39,947	27,866
Loss from operations	(43,326)	(38,197)	(27,094)
Other income (expense):
Interest income	304	166	7
Interest expense	(1,680)	(1,724)	(1,119)
Other income (expense), net	(1)	7	(442)
Total other expense, net	(1,377)	(1,551)	(1,554)
Net loss	(44,703)	(39,748)	(28,648)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(11)
Net loss attributable to common stockholders	$(44,703)	$(39,748)	$(28,659)
Net loss per share attributable to common stockholders, basic and diluted	$(1.80)	$(1.71)	$(2.69)
Weighted average common shares outstanding, basic and diluted	24,816,348	23,244,162	10,652,865
Comprehensive loss:
Net loss	$(44,703)	$(39,748)	$(28,648)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	63	(68)	—
Total other comprehensive income (loss)	63	(68)	—
Total comprehensive loss	$(44,640)	$(39,816)	$(28,648)

The accompanying notes are an integral part of these financial statements.

OCULAR THERAPEUTIX, INC.

STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A, B, C, D and D-1
	Redeemable						Accumulated	Total
	Convertible Preferred				Additional		Other	Stockholders’
	Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Par Value	Capital	Deficit	Loss	(Deficit)
Balances at December 31, 2013	32,842,187	$74,344	2,676,648	$—	$1,308	$(60,780)	$—	$(59,472)
Issuance of common stock and restricted common stock	—	—	148,227	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	44,094	—	35	—	—	35
Issuance of common stock in connection with employee stock purchase plan	—	—	5,395	—	64	—	—	64
Issuance of common stock in payment of consultant fees	—	—	79,545	—	699	—	—	699
Issuance of common stock in payment of licensing fees	—	—	189,393	—	1,665	—	—	1,665
Accretion of redeemable convertible preferred stock to redemption value	—	11	—	—	(11)	—	—	(11)
Issuance of common stock upon initial public offering	—	—	5,750,000	1	69,517	—	—	69,518
Issuance costs	—	—	—	—	(3,113)	—	—	(3,113)
Conversion of preferred stock to common stock	(32,842,187)	(74,355)	12,440,205	1	74,354	—	—	74,355
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	960	—	—	960
Stock-based compensation expense	—	—	—	—	2,644	—	—	2,644
Net loss	—	—	—	—	—	(28,648)	—	(28,648)
Balances at December 31, 2014	—	—	21,333,507	2	148,122	(89,428)	—	58,696
Issuance of common stock upon exercise of stock options	—	—	141,848	—	207	—	—	207
Issuance of common stock in connection with employee stock purchase plan	—	—	20,916	—	249	—	—	249
Issuance of common stock upon cashless exercise of warrants	—	—	54,010	—	—	—	—	—
Issuance of common stock upon public offering	—	—	3,200,000	—	66,176	—	—	66,176
Issuance costs	—	—	—	—	(564)	—	—	(564)
Unrealized loss on marketable securities	—	—	—	—	—	—	(68)	(68)
Stock-based compensation expense	—	—	—	—	4,640	—	—	4,640
Net loss	—	—	—	—	—	(39,748)	—	(39,748)
Balances at December 31, 2015	—	—	24,750,281	2	218,830	(129,176)	(68)	89,588
Issuance of common stock upon exercise of stock options	—	—	105,114	—	199	—	—	199
Issuance of common stock in connection with employee stock purchase plan	—	—	66,628	—	278	—	—	278
Issuance of common stock upon public offering	—	—	102,077	1	871	—	—	872
Issuance costs	—	—	—	—	(245)	—	—	(245)
Unrealized gain on marketable securities	—	—	—	—	—	—	63	63
Stock-based compensation expense	—	—	—	—	5,956	—	—	5,956
Net loss	—	—	—	—	—	(44,703)	—	(44,703)
Balances at December 31, 2016	—	$—	25,024,100	$3	$225,889	$(173,879)	$(5)	$52,008

The accompanying notes are an integral part of these financial statements.

OCULAR THERAPEUTIX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(44,703)	$(39,748)	$(28,648)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,956	4,640	2,644
Licensing and consultant fees paid in common stock	—	—	2,364
Non-cash interest expense	371	166	103
Depreciation and amortization expense	881	754	547
Revaluation of preferred stock warrants	—	—	380
Loss on extinguishment of debt	—	—	57
(Gain)/loss on disposal of property and equipment	1,269	(3)	4
Purchase of premium on marketable securities	(37)	(338)	(133)
Amortization of premium on marketable securities	186	283	24
Changes in operating assets and liabilities:
Accounts receivable from related party	—	—	19
Accounts receivable	(57)	136	(79)
Prepaid expenses and other current assets	924	(53)	(36)
Inventory	21	(1)	(133)
Accounts payable	(159)	348	507
Accrued expenses and deferred rent	1,389	219	1,946
Deferred revenue	(42)	(146)	(62)
Net cash used in operating activities	(34,001)	(33,743)	(20,496)
Cash flows from investing activities:
Purchases of property and equipment	(1,919)	(1,778)	(1,260)
Proceeds from sale of property and equipment	2	7	—
Change in restricted cash	(1,500)	60	—
Purchases of marketable securities	(41,699)	(91,684)	(37,326)
Proceeds from maturities of marketable securities	80,684	54,826	—
Net cash provided by (used in) investing activities	35,568	(38,569)	(38,586)
Cash flows from financing activities:
Proceeds from issuance of notes payable and preferred stock warrants	—	1,897	14,877
Proceeds from exercise of stock options	199	207	35
Proceeds from issuance of common stock pursuant to employee stock purchase plan	278	249	64
Proceeds from issuance of public offering, net	872	66,176	69,518
Payments of offering costs	(245)	(564)	(3,018)
Payments of insurance costs financed by a third-party	(519)	(762)	(233)
Repayment of notes payable	—	(1,500)	(2,273)
Net cash provided by financing activities	585	65,703	78,970
Net increase (decrease) in cash and cash equivalents	2,152	(6,609)	19,888
Cash and cash equivalents at beginning of period	30,784	37,393	17,505
Cash and cash equivalents at end of period	$32,936	$30,784	$37,393
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,301	$1,251	$844
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$11
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$74,354
Conversion of warrants for redeemable convertible preferred stock to warrants for common stock	$—	$—	$960
Additions to property and equipment included in accounts payable at balance sheet dates	$451	$293	$169
Insurance premium financed by a third party	$722	$706	$623
Initial public offering costs included in accounts payable	$—	$—	$95

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

As of December 31, 2016, the Company’s lead product candidates were in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations, including to support the planned commercial launch of DEXTENZA, subject to receiving FDA approval.

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2016, the Company had an accumulated deficit of approximately $174,000.  The Company expects to continue to generate operating losses in the foreseeable future. The Company believes that its existing cash and cash equivalents and marketable securities, including net amounts raised under in January 2017 stock offering of approximately $23,500 in net proceeds (Note 18) and additional borrowings totaling approximately $2,400 from its March 2017 debt refinancing (Note 18) will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements for at least 12 months from the issuance date of the financial statements. The Company will seek additional funding through public or private financings, debt financing and collaboration agreements. The Company has two additional $10,000 tranches of borrowing capacity under its credit facility, which are contingent upon achieving FDA approval and certain sales levels of DEXTENZA, respectively.  The inability to access these funds or obtain other funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. The Company would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company if it were unable to access the additional borrowing capacity under the credit facility or obtain other financing.

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

In November 2016, the Company entered into an At-the-Market sales agreement, (the “2016 ATM Agreement”) with Cantor Fitzgerald & Co., (“Cantor”), under which shares of common stock having aggregate proceeds of up to $40,000 may be sold from time to time.  During the fourth quarter of 2016, the Company sold 102,077 shares of common stock under the 2016 ATM Agreement at a weighted average exercise price of $8.80 per share resulting in net proceeds of approximately $600 after underwriting discounts, commission and other offering expenses (Note 10).  In January 2017, the Company sold 161,341 shares of common stock under the 2016 ATM Agreement at a weighted average exercise price of $8.91 per share resulting in net proceeds of approximately $1,400 after deducting underwriting discounts and commissions (Note 18).

In January 2017, the Company completed a follow-on offering of its common stock at a public offering price of $7.00 per share. The offering consisted of 3,571,429 shares of common stock sold by the Company. The Company received net proceeds from the follow-on offering of $23,464 after deducting underwriting discounts, commissions and expenses (Note 18).

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

Inventory consisted of the following:

	December 31,
	2016	2015
Raw materials	$58	$75
Work-in-process	40	41
Finished goods	15	18
	$113	$134

Restricted Cash

As of December 31, 2016 and 2015, the Company held a certificate of deposit of $1,728 and $228,  respectively, as security deposits for the lease of the Company’s current and future corporate headquarters (Note 13). The Company has classified this as long-term restricted cash on its balance sheet.

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

The Company’s cash equivalents and marketable securities are carried at fair value determined according to the fair value hierarchy described above (Note 3). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities. At December 31, 2016 and 2015, the carrying value of the Company’s outstanding notes payable (Note 7) approximates fair value of a level 2 reflecting interest rates currently available to the Company.

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

At December 31, 2016, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States treasury notes	$35,216	$1	$(8)	$35,209
Total	$35,216	$1	$(8)	$35,209

At December 31, 2015, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States treasury notes	$44,587	$—	$(53)	$44,534
Agency bonds	29,761	—	(15)	29,746
Total	$74,348	$—	$(68)	$74,280

At December 31, 2016, marketable securities consisted of investments that mature within one year.

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

For stock-based awards granted to consultants and non-employees, compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is re-measured using the then-

current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2016 comprehensive loss included a $63 unrealized gain on marketable securities.  For the year ended December 31, 2015, comprehensive loss included a $68 unrealized loss on marketable securities. For the year ended December 31, 2014, there was no difference between net loss and comprehensive loss.

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

The Company’s Redeemable Preferred Stock outstanding prior to the IPO, contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Similarly, restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014.

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of issuance of its financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company adopted ASU 2014-15 during the fourth quarter of 2016.  Adoption did not require additional disclosures in the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date which amends ASU 2014-09.  As a result, the standard effective date will be in the first quarter of 2018 with early adoption permitted in the first quarter of 2017.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”); ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing,” (“ASU 2016-10”); ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients,” (“ASU 2016-12”); and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” (“ASU 2016-20”), which are intended to provide additional guidance and clarity to ASU 2014-09. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 along with ASU 2014-09 (collectively, the “New Revenue Standards”).

The New Revenue Standards may be applied using one of two retrospective application methods: (1) a full retrospective approach for all periods presented, or (2) a modified retrospective approach that presents a cumulative effect as of the adoption date and additional required disclosures. The Company expects to adopt the New Revenue Standards in the first quarter of 2018 using the modified retrospective approach and is in the process of completing its initial analysis identifying the revenue that will be impacted by the adoption of this new standard and the impact to its financial statements and footnote disclosures.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (ASU 2016-18). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total amounts shown on the statement of cash flows. The effective date will be the first quarter of fiscal year 2018. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$20,734	$—	$20,734
Agency bonds	—	8,994	—	8,994
Marketable securities:
United States treasury notes	—	35,209	—	35,209
Total	$—	$64,937	$—	$64,937

	Fair Value Measurements as of
	December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$29,879	$—	$29,879
Marketable securities:
United States treasury notes	—	44,534	—	44,534
Agency bonds	—	29,746	—	29,746
Total	$—	$104,159	$—	$104,159

During the years ended December 31, 2016, 2015 and 2014, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2016	2015
Equipment	$4,361	$3,359
Leasehold improvements	906	894
Furniture and fixtures	418	403
Software	89	54
Construction in progress	1,357	1,324
	7,131	6,034
Less: Accumulated depreciation	(3,818)	(2,939)
	$3,313	$3,095

Depreciation expense was $881,  $754 and $547 for the years ended December 31, 2016, 2015 and 2014, respectively.

For the year ended December 31, 2016, the construction in progress is related to the build-out of the Company’s new facility and equipment that will be used in that facility.  For the years ended December 31, 2015 and 2014 the construction in progress is related to the build-out of an aseptic manufacturing suite clean room.

For the year ended December 31, 2016, the Company wrote off $1,263 of manufacturing equipment that was included in construction in progress at December 31, 2015.

5. Accrued Expenses and Deferred Rent

Accrued expenses consisted of the following:

	December 31,
	2016	2015
Accrued payroll and related expenses	$2,146	$1,582
Accrued professional fees	1,018	471
Accrued research and development expenses	360	430
Accrued insurance	591	389
Accrued other	520	507
	$4,635	$3,379

6. Collaboration and Feasibility Agreements

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

The Company had entered into a feasibility agreement with a biotechnology company in October 2014. Under this agreement, the biotechnology company would pay up to $700, of which $250 was a non-refundable payment due upon contract execution and $450 will be due upon the achievement of certain milestones. The Company recognized the total expected payments under the contract which included only the non-refundable payments on a straight-line basis over the estimated performance period. When a contingent milestone payment was earned, the additional consideration to be received was added to the total expected payments under the contract then recognized over the estimated performance period. In January 2015, the first milestone under the feasibility agreement was achieved triggering a non-refundable payment due of $250 such that the total non-refundable payments that were recognized over the estimated performance period totaled $500. This agreement was terminated in the second quarter of 2016 and the Company does not have any further obligations. The Company recognized revenue of $42, $396 and $63 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the Company had no deferred revenue and no accounts receivable related to this agreement. As of December 31, 2015, the Company had deferred revenue of $42 and no accounts receivable related to this agreement.

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

As of December 31, 2016, the annual repayment requirements for the Amended 2014 Credit Facility, inclusive of the final payment of $585 due at expiration and after consideration of the 2017 refinancing discussed below, were as follows:

		Interest and
		Final
Year Ending December 31,	Principal	Payment	Total
2017	1,300	1,423	2,723
2018	5,294	1,339	6,633
2019	6,353	819	7,172
2020	2,653	919	3,572
	$15,600	$4,500	$20,100

In March 2017, the Company amended the terms of its debt with existing lenders and increased the total commitment to $38.0 million including borrowings of $18,000 drawn at closing, which was used primarily to pay-off outstanding balances as of the closing date, and options on two additional tranches of $10,000 each contingent upon the achievement by the Company of regulatory and commercial milestones related to DEXTENZA.  (Note 18)  The interest only period was extended through February 1, 2018.  Given the debt was refinanced prior to the issuance of the 2016 financial statements, the Company has classified the debt balance at December 31, 2016, with the exception of payments made prior to the refinancing, as long-term in accordance with the terms of the 2017 amended agreement.

8. Warrants

Upon the closing of the Company’s IPO in July 2014, the Company’s outstanding preferred stock warrants for the purchase of 236,836 shares of preferred stock were converted to warrants for the purchase of 89,708 shares of common stock at a weighted average exercise price of $6.32 per share. During the year ended December 31, 2016, no warrants were exercised. During the year ended December 31, 2015, warrants for 70,769 shares of common stock were exercised via net share settlement resulting in the issuance of 54,010 shares of common stock as a result of the exercise. Warrants for the purchase of 18,939 shares of common stock remain outstanding at December 31, 2016 at a weighted average exercise price of $7.92 per share and an expiration date of April 17, 2021.

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

10. Common Stock and Preferred Stock

On July 30, 2014, the Company adopted an amended and restated certificate of incorporation increasing the number of its authorized shares of its common stock to 100,000,000 shares. In conjunction with the IPO and the amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock, $0.0001 par value, all of which is undesignated.

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

In November 2016, the Company entered into the 2016 ATM Agreement with Cantor, under which the Company may offer and sell its common stock having aggregate proceeds of up to $40,000 from time to time.  During the fourth quarter of 2016, the Company sold 102,077 shares of common stock under the 2016 ATM Agreement at a weighted average exercise price of $8.80 per share resulting in net proceeds of approximately $600 after underwriting discounts, commission and other offering expenses.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

As of December 31, 2016, the Company had reserved 4,719,717 shares of common stock for the exercise of outstanding stock options and the number of shares remaining available for grant under the Company’s 2014 Stock Option Plan, the number of shares available for issuance under the 2014 Employee Stock Purchase Plan (Note 11), and the outstanding warrants to purchase common stock (Note 8).

11. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2014 Plan was 1,336,907 shares of common stock, which was increased to 2,126,907 on January 1, 2015. The number of shares reserved for issuance may be increased by the number of shares under the 2006 Stock Option Plan (the “2006 Plan”) that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2016, the number of shares available for issuance under the 2014 Plan increased by 990,012.  As of December 31, 2016, 1,346,083 shares remained available for issuance under the 2014 Plan.

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

During the years ended December 31, 2016, 2015 and 2014, the Company granted options to purchase 1,147,025,  680,231 and 753,886 shares of common stock, respectively, to certain employees, consultants and directors. The vesting of most of these awards is time-based and the restrictions typically lapse over three to four years.

2014 Employee Stock Purchase Plan

The Company’s has a 2014 Employee Stock Purchase Plan (the “ESPP”) with a total of 207,402 shares of common stock reserved for issuance under this plan which increased to 232,402 shares of common stock on January 1, 2015. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2016, the number of shares available for issuance under the 2014 Plan increased by 123,752. During the years ended December 31, 2016, 2015 and 2014, 66,628,  20,916 and 5,395 shares, respectively were issued under the plan. As of December 31, 2016, 263,215 shares of common stock remain available for issuance.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to the Company’s IPO in July 2014, the Company had been a private company and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. Beginning in 2016, the Company estimates its expected volatility using a weighted average of the historical volatility of its publicly traded peer companies and the volatility of its common stock, and expect to continue to do so until such time as the Company has adequate historical data regarding the volatility of its traded stock price. The expected term of the Company’s stock options to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of December 31, 2016, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 5,985 shares of common stock.

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended
	December 31,
	2016	2015	2014
Risk-free interest rate	1.42%	1.67%	2.24%
Expected term (in years)	6	6	6
Expected volatility	85%	71%	77%
Expected dividend yield	—%	—%	—%

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Issuable	Exercise	Contractual	Intrinsic
	Under Options	Price	Term	Value
			(In years)
Outstanding as of December 31, 2015	2,115,519	$12.78	6.9	$5,897
Granted	1,147,025	6.42
Exercised	(105,114)	1.90
Forfeited	(65,950)	13.72
Outstanding as of December 31, 2016	3,091,480	$10.77	7.3	$6,659
Options vested and expected to vest as of December 31, 2016	3,009,110	$10.74	7.2	$6,510
Options exercisable as of December 31, 2016	1,569,255	$9.80	6.0	$4,365

There was no restricted stock activity in 2016. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $575,  $3,192 and $323 during the years ended December 31, 2016, 2015 and 2014, respectively.

The weighted average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2016, 2015, 2014 was $4.52,  $18.12 and $6.55 per share, respectively.

Restricted Common Stock

The 2006 and 2014 Plans provide for the award of restricted common stock. The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award.

The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock. The aggregate intrinsic value of restricted stock awards that vested during the years ended December 31, 2016, 2015 and 2014 was $0,  $265, and $1,142, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options, vesting of restricted common stock and grants of common stock in the following expense categories of its statements of operations:

	Year Ended December 31,
	2016	2015	2014
Research and development	$1,900	$1,589	$397
Selling and marketing	490	340	68
General and administrative	3,566	2,711	2,179
	$5,956	$4,640	$2,644

As of December 31, 2016, the Company had an aggregate of $10,315 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.2 years.

12. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(44,703)	$(39,748)	$(28,648)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(11)
Net loss attributable to common stockholders	$(44,703)	$(39,748)	$(28,659)
Denominator:
Weighted average common shares outstanding, basic and diluted	24,816,348	23,244,162	10,652,865
Net loss per share attributable to common stockholders, basic and diluted	$(1.80)	$(1.71)	$(2.69)

The Company excluded the following common stock equivalents, outstanding as of December 31, 2016, 2015, and 2014, from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014 because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods.

	December 31,
	2016	2015	2014
Options to purchase common stock	3,091,480	2,115,519	1,611,991
Non-vested restricted common stock	—	—	28,437
Warrants for the purchase of common stock	18,939	18,939	89,708
	3,110,419	2,134,458	1,730,136

13. Commitments and Contingencies

Leases

The Company leases office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under non-cancelable operating leases that expire in June 2017, June 2018 and July 2027.

Future minimum lease payments for its operating leases as of December 31, 2016 are as follows:

Year Ending December 31,
2017	$1,162
2018	1,461
2019	1,235
2020	1,270
2021	1,305
Thereafter	7,940
Total	$14,373

During the years ended December 31, 2016, 2015 and 2014, the Company recognized $1,084,  $778 and $649, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

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

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 16) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through December 31, 2016, royalties paid under this agreement related to product sales were $95.

On February 12, 2014, the Company issued to Incept 189,393 shares of its common stock in connection with the expansion of the scope of the license to include back-of-the-eye technology held by Incept (Note 16).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2016.

Purchase Commitments

Purchase commitments represent non-cancelable contractual commitments associated with certain clinical trial activities within the Company’s clinical research organization.

Manufacturing Commitments

Manufacturing contracts generally provide for termination on notice, and therefore are cancelable contracts but are contracts that the Company is likely to continue, regardless of the fact that they are cancelable.

Collaboration Agreement

On October 10, 2016, the Company entered into a Collaboration Agreement with Regeneron (Note 6).  If the Option to enter into an exclusive worldwide license is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances, the timing of such payments are not known.    If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions. Through December 31, 2016, the Option has not been exercised and no payments have been made to Regeneron.

14. Income Taxes

During the years ended December 31, 2016, 2015 and 2014, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Federal and state research and development tax credit	(2.9)	(3.1)	(2.5)
State taxes, net of federal benefit	(4.8)	(2.0)	(4.6)
Stock-based compensation	1.4	1.2	1.6
Other	(0.6)	(0.2)	0.8
Change in deferred tax asset valuation allowance	40.9	38.1	38.7
Effective income tax rate	—%	—%	—%

Net deferred tax assets consisted of the following:

	December 31,
	2016	2015
Net operating loss carryforwards	$31,960	$22,554
Research and development tax credit carryforwards	5,482	4,052
Capitalized start-up costs	1,723	1,915
Capitalized research and development expenses, net	26,943	21,357
Accrued expenses and other temporary differences	4,128	2,091
Total gross deferred tax assets	70,236	51,969
Valuation allowance	(70,236)	(51,969)
Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2016, 2015 and 2014 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
	2016	2015	2014
Valuation allowance as of beginning of year	$51,969	$36,825	$25,776
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	18,267	15,144	11,049
Valuation allowance as of end of year	$70,236	$51,969	$36,825

As of December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of $85,246 and $73,876, respectively, which begin to expire in 2026 and 2029, respectively. Included in the federal and state net operating loss carryforwards are approximately $2,029 of deductions related to the exercise of stock options for which the tax benefit will be realized when it results in the reduction of cash income tax in accordance with ASC 718. As of December 31, 2016, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $4,085 and $2,116, respectively, which begin to expire in 2026 and 2025, respectively. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, including the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2016 and 2015. Management reevaluates the positive and negative evidence at each reporting period.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2016 or 2015.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31,

2013 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

15. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through December 31, 2016,  no contributions have been made to the plan by the Company.

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

During the years ended December 31, 2016, 2015 and 2014, the Company invoiced Augmenix, Inc. (“Augmenix”) $0,  $4 and $82, respectively, for consulting and other services. During the years ended December 31, 2016, 2015 and 2014, Augmenix invoiced the Company $0,  $0 and $27 for legal fees paid by Augmenix on behalf of the Company. Certain shareholders of Augmenix were holders of the Company’s redeemable convertible preferred stock and common stock which is now entirely common stock. In addition, certain employees of the Company are shareholders of Augmenix. The Company’s President and Chief Executive Officer was also the Chief Executive Officer of Augmenix up until April 2014 and is currently the Chairman of the board of directors of Augmenix.

In April 2014, the Company granted 28,437 shares of restricted common stock to its Chief Executive Officer, which grant was in lieu of $250 of the Chief Executive Officer’s 2015 base salary. During 2015, due to an administrative error, the Company did not appropriately adjust the base salary to reflect this reduction. As a result, the Company paid the full base salary for 2015. Upon discovery of the error, the Chief Executive Officer promptly repaid the full $250 to the Company on April 1, 2016. The Company recorded a reduction to payroll expense in the first quarter of 2016. The effect of this error on the statement of operations was considered immaterial for all related periods.

In March 2016, the Company entered into a Master Service Agreement with Axtria, Inc. (“Axtria”) in which Axtria will provide certain sales and marketing analytics to the Company. Jaswinder Chadha, co-founder and Chief Executive Officer of Axtria, is also a member of the Company’s Board of Directors and is related to the Company’s President and Chief Executive Officer. Through December 31, 2016, payments paid to Axtria under this agreement were $150 (Note 18).

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. The Company's Chief Medical Officer is married to a partner at WilmerHale, who has not participated in providing legal services to the Company. The Company incurred fees for legal services rendered by WilmerHale of approximately $874 for the year ended December 31, 2016.

17. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	Mar 31,	Dec. 31,	Sept. 30,	June 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Statements of Operations Data:
Product revenue	$511	$477	$441	$416	$394	$388	$334	$238
Collaboration revenue	—	—	—	42	42	41	125	188
Revenue	511	477	441	458	436	429	459	426
Loss from operations	(12,472)	(9,238)	(11,107)	(10,509)	(10,275)	(11,174)	(9,635)	(7,113)
Net loss	(12,822)	(9,596)	(11,445)	(10,840)	(10,637)	(11,524)	(10,009)	(7,578)
Net loss attributable to common stockholders	(12,822)	(9,596)	(11,445)	(10,840)	(10,637)	(11,524)	(10,009)	(7,578)
Basic and diluted net loss attributable to common stockholders per share	$(0.52)	$(0.39)	$(0.46)	$(0.44)	$(0.43)	$(0.47)	$(0.45)	$(0.35)

18. Subsequent Events

The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2017, the number of shares available for issuance under the 2014 Plan increased by 1,000,964.

The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2017, the number of shares available for issuance under the ESPP increased by 125,121.

In January 2017, the Company sold 161,341 shares of common stock under the 2016 ATM Agreement at a weighted average exercise price of $8.91 per share resulting in net proceeds of approximately $1,400 after underwriting discounts and commissions.

In January 2017, the Company completed a follow-on offering of its common stock at a public offering price of $7.00 per share. The offering consisted of 3,571,429 shares of common stock sold by the Company. The Company received net proceeds from the follow-on offering of $23,464 after deducting underwriting discounts, commissions and expenses.

In February 2017, the Company entered into statement of work totaling approximately $1,400 in which Axtria will provide data warehouse implementation, operations and maintenance support services to the Company. Jaswinder Chadha, co-founder and Chief Executive Officer of Axtria, is also a member of the Company’s Board of Directors and is related to the Company’s President and Chief Executive Officer (Note 16).

In March 2017, the Amended 2014 Credit Facility was amended (the “Amended 2017 Credit Facility”) to increase the total commitment to $38,000, including $18,000 of borrowings drawn at closing, which was used primarily to pay-off outstanding balances as of the closing date, and options on two additional tranches of $10,000, each contingent upon the achievement by the Company of regulatory and commercial milestones related to DEXTENZA. The interest-only payment period was also extended through February 1, 2018 and there are provisions to further extend the interest-only period based on the achievement of certain milestones.  Amounts borrowed under the 2017 Amended Credit Facility is at LIBOR base rate, subject to 1.00% floor, plus 7.25% with an indicative interest rate of 8.25% as of the closing date.  In addition, a final payment equal to 3.5% of amounts drawn under the Amended 2017 Credit Facility is due upon the new maturity date of December 1, 2020.  There are no financial covenants associated with the Amended 2017 Credit Facility and the negative covenants remain unchanged.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36554	7/30/2014	3.1

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36554	7/30/2014	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-196932	7/11/2014	4.1

10.1+	2006 Stock Incentive Plan, as amended	S-1	333-196932	6/20/2014	10.1

10.2+	Form of Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.2

10.3+	Form of Restricted Stock Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.3

10.4+	2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.4

10.5+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.5

10.6+	Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.6

10.7+	Form of Restricted Stock Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.7

10.8†	Amended and Restated License Agreement, dated January 27, 2012, between the Registrant and Incept LLC	S-1	333-196932	6/20/2014	10.8

10.9	Lease Agreement dated September 2, 2009, by and between the Registrant and RAR2-Crosby Corporate Center QRS, Inc., as amended.	S-1	333-196932	6/20/2014	10.9

10.10+	2014 Employee Stock Purchase Plan	S-1/A	333-196932	7/11/2014	10.10

10.11	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-196932	6/20/2014	10.12

10.12+	Amended and Restated Employment Agreement, dated June 24, 2014, by and between the Registrant and Amarpreet S. Sawhney, Ph.D.	S-1/A	333-196932	7/11/2014	10.13

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.13+	Employment Agreement, dated June 24, 2014, by and between the Registrant and W. Bradford Smith	S-1/A	333-196932	7/11/2014	10.14

10.14+	Employment Agreement, dated June 19, 2014, by and between the Registrant and James Fortune	S-1/A	333-196932	7/11/2014	10.15

10.15+	Employment Agreement, dated July 3, 2014, by and between the Registrant and Eric Ankerud	S-1/A	333-196932	7/11/2014	10.16

10.16	Amended and Restated Credit and Security Agreement, by and among Midcap Funding III Trust, Silicon Valley Bank, Flexpoint MCLS SPV LLC, and the Registrant	8-K	001-36554	12/9/2015	10.1

10.17	Lease Agreement dated June 17, 2016 between the WS NF 15 Crosby Drive, LLC and the Registrant	10-Q	001-36554	8/9/2016	10.1

10.18	First Amendment dated June 20, 2016 to Amended and Restated Credit and Security Agreement among MidCap Funding III Trust, Silicon Valley Bank, Flexpoint MCLS SPV LLC and the Registrant	10-Q	001-36554	8/9/2016	10.2

10.19†	Collaboration, Option and License Agreement between Ocular Therapeutix, Inc. and Regeneron Pharmaceuticals, Inc. dated October 10, 2016	10-Q	001-36554	11/9/2016	10.1

10.20+	Employment Agreement, dated January 5, 2016, by and between the Registrant and Jonathan H. Talamo, M.D.	10-Q	001-36554	11/9/2016	10.2

10.21+	Employment Agreement, dated October 10, 2016, by and between the Registrant and Andrew Hurley	10-Q	001-36554	11/9/2016	10.3

10.21	Controlled Equity Offering Sales Agreement, dated November 29, 2016, by and between Ocular Therapeutix, Inc. and Cantor Fitzgerald & Co.	8-K	001-36554	11/30/2016	1.1

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

†Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

+Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.