Form 10-Q
period 2017-03-31
OCULAR THERAPEUTIX, INC
filed 2017-05-05
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36554

Ocular Therapeutix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5560161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

34 Crosby Drive, Suite 105
Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)

(781) 357-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, there were 29,028,184 shares of Common Stock, $0.0001 par value per share, outstanding.

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

•

our ongoing and planned clinical trials, including our Phase 3 clinical trial of DEXTENZA™ for the treatment of allergic conjunctivitis, our Phase 2 clinical trial of DEXTENZA for dry eye disease and our Phase 3 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension;

•

the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA, OTX-TP and our other product candidates, including the New Drug Application, or NDA, we resubmitted to the U.S. Food and Drug Administration, or FDA, for DEXTENZA for the treatment of post-surgical ocular pain, and our planned and potential NDA supplements for DEXTENZA for the treatment of post-surgical inflammation and for the treatment of allergic conjunctivitis;

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

•

the preclinical development of our intravitreal depot with protein-based or small molecule drugs, including tyrosine kinase inhibitors, or TKIs, for the treatment of wet age-related macular degeneration and other retinal diseases;

•

our strategic collaboration, option and license agreement with Regeneron Pharmaceuticals, Inc.  under which are collaborating on the development of an extended-delivery formulation of the vascular endothelial growth factor, trap aflibercept, currently marketed under the brand name Eylea,  for the treatment of wet age-related macular degeneration, and other serious retinal diseases;

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

Ocular Therapeutix, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$54,682	$32,936
Marketable securities	25,697	35,209
Accounts receivable	244	250
Inventory	96	113
Prepaid expenses and other current assets	2,557	1,390
Total current assets	83,276	69,898
Property and equipment, net	5,693	3,313
Restricted cash	1,728	1,728
Total assets	$90,697	$74,939
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,754	$2,116
Accrued expenses and deferred rent	4,005	4,635
Notes payable, net of discount, current	897	1,549
Total current liabilities	8,656	8,300
Deferred rent, long-term	1,315	537
Notes payable, net of discount, long-term	16,821	14,094
Total liabilities	26,792	22,931
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 28,934,454 and 25,024,100 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	253,813	225,889
Accumulated deficit	(189,902)	(173,879)
Accumulated other comprehensive loss	(9)	(5)
Total stockholders’ equity	63,905	52,008
Total liabilities and stockholders’ equity	$90,697	$74,939

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Product revenue	$475	$416
Collaboration revenue	—	42
Total revenue	475	458
Costs and operating expenses:
Cost of product revenue	115	99
Research and development	6,729	7,073
Selling and marketing	6,027	1,389
General and administrative	3,276	2,406
Total costs and operating expenses	16,147	10,967
Loss from operations	(15,672)	(10,509)
Other income (expense):
Interest income	92	87
Interest expense	(443)	(418)
Total other expense, net	(351)	(331)
Net loss	$(16,023)	$(10,840)
Net loss per share, basic and diluted	$(0.58)	$(0.44)
Weighted average common shares outstanding, basic and diluted	27,643,746	24,751,682
Comprehensive loss:
Net loss	$(16,023)	$(10,840)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(4)	68
Total other comprehensive income (loss)	(4)	68
Total comprehensive loss	$(16,027)	$(10,772)

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,023)	$(10,840)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,705	1,349
Non-cash interest expense	110	35
Depreciation and amortization expense	261	205
Purchase of premium on marketable securities	(3)	—
Amortization of premium on marketable securities	11	104
Changes in operating assets and liabilities:
Accounts receivable	6	(34)
Prepaid expenses and other current assets	(1,167)	305
Inventory	17	7
Accounts payable	659	79
Accrued expenses and deferred rent	(153)	(424)
Deferred revenue	—	(42)
Net cash used in operating activities	(14,577)	(9,256)
Cash flows from investing activities:
Purchases of property and equipment	(1,654)	(127)
Purchases of marketable securities	(3,000)	—
Maturities of investments	12,500	25,000
Net cash provided by investing activities	7,846	24,873
Cash flows from financing activities:
Proceeds from issuance of notes payable	3,700	—
Proceeds from exercise of stock options	2	5
Proceeds from issuance of common stock offering, net	26,272	—
Payments of insurance costs financed by a third party	(197)	(194)
Repayment of notes payable	(1,300)	—
Net cash provided by (used in) financing activities	28,477	(189)
Net increase in cash and cash equivalents	21,746	15,428
Cash and cash equivalents at beginning of period	32,936	30,784
Cash and cash equivalents at end of period	$54,682	$46,212
Supplemental disclosure of cash flow information:
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable at balance sheet dates	$987	$109
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$55	$—

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations, regulatory approval, uncertainty of market acceptance of products, securing reimbursement and the need to obtain additional financing.  Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization.

As of March 31, 2017, the Company’s lead product candidates were in development.  There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable.  Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales.  The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.  In addition, the Company is dependent upon the services of its employees and consultants.  The Company may not be able to generate significant revenue from sales of any product for several years, if at all.  Accordingly, the Company will need to obtain additional capital to finance its operations, including to support the planned commercial launch of DEXTENZA, subject to receiving FDA approval.

The Company has incurred losses and negative cash flows from operations since its inception.  As of March 31, 2017, the Company had an accumulated deficit of $189,902.   The Company expects to continue to generate operating losses in the foreseeable future.  The Company believes that its existing cash and cash equivalents and marketable securities will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements for at least 12 months from the issuance date of these financial statements.  The Company will seek additional funding through public or private financings, debt financing and collaboration agreements.  The Company has two additional $10,000 tranches of borrowing capacity under its credit facility, which are contingent upon achieving FDA approval and certain sales levels of DEXTENZA, respectively.   The inability to access these funds or obtain other funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.  If it were unable to access the additional borrowing capacity under the credit facility or obtain other financing, the Company would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The balance sheet at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K on file with the SEC.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2017 and results of operations and cash flows for the three months ended March 31, 2017 and 2016 have been made.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

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

The Company’s cash equivalents and marketable securities at March 31, 2017 and December 31, 2016, were carried at fair value determined according to the fair value hierarchy described above (see Note 3).  The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.  The carrying value of the Company’s outstanding notes payable (see Note 7) approximates fair value reflecting interest rates currently available to the Company.

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

At March 31, 2017, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States treasury notes	$25,706	$—	$(9)	$25,697
Total	$25,706	$—	$(9)	$25,697

At December 31, 2016, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States treasury notes	$35,216	$1	$(8)	$35,209
Total	$35,216	$1	$(8)	$35,209

At March 31, 2017 and December 31, 2016, marketable securities consisted of investments that mature within one year.

Restricted Cash

The Company held certificates of deposit totaling $1,728 at March 31, 2017 and December 31, 2016, as security deposits for the lease of the Company’s future and current corporate headquarters.  The Company has classified these certificates of deposit as long-term restricted cash on its balance sheet.

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

The Company reported a net loss for the three months ended March 31, 2017 and 2016.  The following common stock equivalents outstanding as of March 31, 2017 and 2016 were excluded from the computation of diluted net loss per share for the three months ended March 31, 2017 and 2016, because they had an anti-dilutive impact:

	As of March 31,
	2017	2016
Options to purchase common stock	4,207,234	2,958,669
Warrants for the purchase of common stock	18,939	18,939
	4,226,173	2,977,608

Recently Issued and Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No.  2016-09, Compensation – Stock Compensation (“ASU 2016-09”).  ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The amendments in this update will be effective for the first interim period within annual reporting periods beginning after December 15, 2016.  Early adoption is permitted.  The Company adopted ASU 2016-09 on January 1, 2017 and to estimate forfeitures at each period and the adoption did not have a material impact to the financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.  The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date which amends ASU 2014-09.  As a result, the standard effective date will be in the first quarter of 2018 with early adoption permitted in the first quarter of 2017.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”); ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”); ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”); and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which are intended to provide additional guidance and clarity to ASU 2014-09.  The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 along with ASU 2014-09 (collectively, the “New Revenue Standards”).

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash” (ASU 2016-18).  ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total amounts shown on the statement of cash flows.  The effective date will be the first quarter of fiscal year 2018.  The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$53,011	$—	$53,011
Marketable securities:
United States treasury notes	—	25,697	—	25,697
Total	$—	$78,708	$—	$78,708

	Fair Value Measurements as of
	December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$20,734	$—	$20,734
Agency bonds	—	8,994	—	8,994
Marketable securities:
United States treasury notes	—	35,209	—	35,209
Total	$—	$64,937	$—	$64,937

4. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2017	2016
Accrued payroll and related expenses	$1,047	$2,146
Accrued professional fees	1,601	1,018
Accrued research and development expenses	520	360
Accrued insurance	394	591
Accrued other	443	520
	$4,005	$4,635

The Company’s accrued insurance represents outstanding, unpaid premiums for the period from October 2016 through September 2017 which the Company financed with a third party.

5. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three month periods ended March 31, 2017 or 2016.  The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2017 and December 31, 2016, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2017 or December 31, 2016.  As of March 31, 2017 and December 31, 2016, the Company had no accrued interest or tax penalties recorded related to income taxes.  The Company’s income tax return reporting periods since December 31, 2013 are open to income tax audit examination by the federal and state tax authorities.  In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

6. Collaboration and Feasibility Agreements

In October 2016, the Company entered into a Collaboration, Option and License Agreement (the “Collaboration Agreement”) with Regeneron Pharmaceuticals, Inc.  (“Regeneron”) for the development and potential commercialization of products containing the Company’s extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.  The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including tyrosine kinase inhibitors, or TKIs, or deliver large molecule drugs other than those that target VEGF proteins.

Under the terms of the Collaboration Agreement, the Company and Regeneron have agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept, currently marketed under the tradename Eylea, that is suitable for advancement into clinical development.  The Company has granted Regeneron an option (the “Option”) to enter into an exclusive, worldwide license to develop and commercialize products containing the Company’s extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds (“Licensed Products”).

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

The Company had a feasibility agreement with a biotechnology company which it entered into in 2014.  Under this agreement, the biotechnology company would pay up to $700, of which $250 was a non-refundable payment due upon contract execution and $450 was due upon the achievement of certain milestones.  The Company recognized the total expected payments under the contract which included only the non-refundable payments on a straight-line basis over the estimated performance period.  When a contingent milestone payment was earned, the additional consideration to be received was added to the total expected payments under the contract then recognized over the estimated performance period.  In January 2015, the first milestone under the feasibility agreement was achieved triggering a non-refundable payment due of $250 such that the total non-refundable payments that were recognized over the estimated performance period totaled $500.  This agreement was terminated in the second quarter of 2016 and the Company does not have any further obligations.  The Company recognized no revenue and $42 of revenue for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017 and December 31, 2016, respectively, the Company had no deferred revenue and no accounts receivable to this agreement.

7. Notes Payable

The Company has outstanding borrowings under a credit and security agreement entered into in 2014 and amended in December 2015, June 2016, and March 2017 (the “Amended Credit Facility”) totaling $18,000, which is collateralized by substantially all of the Company’s personal property, other than its intellectual property.  The $18,000 of borrowings were drawn at the closing of the March 2017 amendment, which was used primarily to pay-off outstanding balances on the facility as of the amendment date of $14,300, resulting in net proceeds to the Company of $3,700.  The Amended Credit Facility also includes options on two additional tranches of $10,000, each contingent upon the achievement by the Company of regulatory and commercial milestones related to DEXTENZA, providing for a total commitment under the Amended Credit Facility of $38,000.

The Company is obligated to make interest-only payments under the Amended Credit Facility until February 1, 2018, and thereafter is required to make monthly principal and interest payments through December 1, 2020.  The interest-only period may also be extended based on the Company’s achievement of certain milestones.  Amounts borrowed under the Amended Credit Facility are at LIBOR base rate, subject to 1.00% floor, plus 7.25% with an indicative interest rate of 8.25% as of the amendment date.  In addition, a final payment equal to 3.5% of amounts drawn under the Amended Credit Facility is due upon the maturity date of December 1, 2020.

There are no financial covenants associated with the Amended Credit Facility; however, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions.  The obligations under the Amended Credit Facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.

The Company accounted for the amendment of the Amended Credit Facility as a modification in accordance with the guidance in ASC 470-50, Debt.  Amounts paid to the lenders were recorded as debt discount and a new effective interest rate was established.  The effective annual interest rate of the outstanding debt under the Amended Credit Facility is 10.5%.

As of March 31, 2017, the annual repayment requirements for the Amended Credit Facility, inclusive of the final payment of $630 due at expiration, were as follows:

		Interest and
		Final
Year Ending December 31,	Principal	Payment	Total
2017	—	1,110	1,110
2018	5,658	1,308	6,966
2019	6,171	796	6,967
2020	6,171	911	7,082
	$18,000	$4,125	$22,125

8. Common Stock and Preferred Stock

In November 2016, the Company entered into the 2016 ATM Agreement with Cantor Fitzgerald & Co., under which the Company may offer and sell its common stock having aggregate proceeds of up to $40,000 from time to time.  During the fourth quarter of 2016, the Company sold 102,077 shares of common stock under the 2016 ATM Agreement,  resulting in net proceeds of approximately $600 after underwriting discounts, commission and other offering expenses.  In January 2017, the Company sold 161,341 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $1,395 after underwriting discounts and commissions.  In March 2017, the Company sold 177,068 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $1,561 after underwriting discounts, commissions and expenses.  In April 2017, the Company sold 93,730 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $855 after underwriting discounts and commissions.

In January 2017, the Company completed a follow-on offering of its common stock at a public offering price of $7.00 per share.  The offering consisted of 3,571,429 shares of common stock sold by the Company.  The Company received net proceeds from the follow-on offering of $23,261 after deducting underwriting discounts, commissions and expenses.

9. Warrants

Warrants for the purchase of 18,939 shares of common stock remain outstanding at March 31, 2017 at a weighted average exercise price of $7.92 per share and an expiration date of April 17, 2021.  No warrants were exercised during the three months ended March 31, 2017 and March 31, 2016.

10. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards.  The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2017, the number of shares available for issuance under the 2014 Plan increased by 1,000,964.  As of March 31, 2017, 1,230,777 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”).  The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2017, the number of shares available for issuance under the 2014 Plan increased by 125,121.  During the three months ended March 31, 2017,  no shares of common stock were issued.  As of March 31, 2017,  388,336 shares remained available for issuance under the ESPP.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended
	March 31,
	2017	2016
Research and development	$532	$453
Selling and marketing	206	107
General and administrative	967	789
	$1,705	$1,349

As of March 31, 2017, the Company had an aggregate of $13,994 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.64 years.

As of March 31, 2017, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 1,933 shares of common stock.

11. Commitments and Contingencies

Leases

The Company leases office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under non-cancelable operating leases that expire in June 2017, June 2018 and July 2027.

Future minimum lease payments as of March 31, 2017 for its operating leases are as follows:

Year Ending December 31,
2017	$955
2018	1,461
2019	1,235
2020	1,270
2021	1,305
Thereafter	7,940
Total	$14,166

During the three months ended March 31, 2017 and 2016, the Company recognized $496 and $191, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

In June 2016, the Company entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space in Bedford, Massachusetts.  The lease term commenced on February 1, 2017 and will expire on July 31, 2027.  No base rent will be due under the lease until August 1, 2017.  The initial annual base rent is approximately $1,200 and will increase annually beginning on February 1 of each year.  The Company is obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises.  The Company posted a customary letter of credit in the amount of approximately $1,500 as a security deposit.  The Company intends to relocate its corporate headquarters to the new leased premises during 2017.  The lease agreement allows for a landlord provided construction allowance not to exceed approximately $2,800 to be applied to the total construction costs of the new leased premises.  The construction allowance must be used on or before December 31, 2017, or it will be deemed forfeited with no further obligation by the landlord of the new leased premises.  As of March 31, 2017, the Company had $2,485 in construction in process related to the buildout and has billed the landlord for $688.   Build out costs being reimbursed under the tenant improvement allowance have been recorded as deferred rent and will be amortized as a deduction to rent expense over the lease term.

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 12) to use and develop certain patent rights (the “Incept License”).  Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions.  The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license.  Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company.  The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License.  Through March 31, 2017, royalties paid under this agreement related to product sales were $111 and have been charged to cost of product revenue.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties.  In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited.  To date, the Company has not incurred any material costs as a result of such indemnifications.  The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2016 or March 31, 2017.

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

Collaboration Agreement

In October 2016, the Company entered into a Collaboration Agreement with Regeneron (Note 6).  If the Option to enter into an exclusive worldwide license is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan.  The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances, the timing of such payments are not known.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates.  If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.  Through March 31, 2017, the Option has not been exercised and no payments have been made to Regeneron.

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

In April 2014, the Company granted 28,437 shares of restricted common stock to its CEO, which grant was in lieu of $250 of the CEO’s 2015 base salary.  During 2015, the Company identified that it did not appropriately adjust the base salary to reflect this reduction.  As a result, the Company paid the full base salary for 2015.  Upon discovery of the error, the CEO promptly repaid the full $250 to the Company on April 1, 2016.  The Company recorded a reduction to payroll expense in the first quarter of 2016.  The effect of this error on the statement of operations was considered immaterial for all related periods.

In March 2016, the Company entered into a Master Services Agreement with Axtria, Inc.  (“Axtria”) in which Axtria will provide certain sales and marketing analytics to the Company.  In February 2017, the Company entered into statement of work totaling approximately $1,400 in which Axtria will provide data warehouse implementation, operations and maintenance support services to the Company.  Jaswinder Chadha, co-founder and CEO of Axtria, is also a member of the Company’s Board of Directors and a cousin to the Company’s President and CEO.  Through March 31, 2017, payments paid to Axtria under this statement of work were $388.  In the three months ended March 31, 2017 and 2016, the Company has expensed to sales and marketing under this statement of work $577 and $1 under a previous statement of work for sales and marketing analytics, respectively.  As of March 31, 2017 and 2016, there are were no amounts due in accounts payable to Axtria.

Since 2014, the Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide legal services to the Company, including with respect to general corporate, finance, securities law, regulatory and licensing matters.  The Company’s Chief Medical Officer, Jonathan H.  Talamo, M.D., who became an executive officer in July 2016, is married to a partner at WilmerHale, who has not participated in providing legal services to the Company.  The Company incurred fees for legal services rendered by WilmerHale of $285 and $196 for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017 and 2016, there are were no amounts due in accounts payable to WilmerHale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties.  As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary hydrogel platform technology.  Our bioresorbable hydrogel-based drug product candidates are designed to provide extended delivery of therapeutic agents to the eye.  Our lead product candidates are DEXTENZA (dexamethasone insert), for the treatment of post-surgical ocular inflammation and pain, allergic conjunctivitis and dry eye disease, and OTX-TP, for the treatment of glaucoma and ocular hypertension, which are extended-delivery, drug-eluting inserts that are placed into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose.  Our intracanalicular inserts combine our hydrogel technology with U.S. Food and Drug Administration, or FDA, approved therapeutic agents with the goal of providing extended delivery of drug to the eye.  We also have a preclinical product development candidate that is injected into the front of the eye intracamerally for the treatment of glaucoma.   We also have an intravitreal hydrogel depot which is in preclinical development for the treatment of diseases and conditions of the back of the eye including wet age-related macular degeneration, or wet AMD.  Our initial development efforts are focused on the use of our hydrogel depot in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs, or small molecule drugs, such as tyrosine kinase inhibitors, or TKIs.  Our intravitreal depot is designed to be delivered via intravitreal injection to release therapeutic agents, such as antibodies to vascular endothelial growth factor, or VEGF, over a sustained period.  We have entered into a collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea.  In addition to our ongoing product development, we currently market our first commercial product, ReSure Sealant, a hydrogel-based ophthalmic wound sealant approved by the FDA to seal corneal incisions following cataract surgery.  ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

DEXTENZA

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel-based drug-eluting insert for intracanalicular use.  In September 2015, we submitted to the FDA a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain.  On July 25, 2016, we announced that we had received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA.  On January 23, 2017, we announced that we had resubmitted our NDA.  On February 22, 2017, we announced that the FDA accepted for review our NDA resubmission.  The FDA determined that our NDA resubmission is a complete response and designated the NDA resubmission as a class 2, or major, review with a target action date under the Prescription Drug User Fee Act, or PDUFA, of July 19, 2017.  Following a re-inspection of manufacturing operations by the FDA which was completed in early May 2017, we received an FDA Form 483 containing inspectional observations focused on procedures for manufacturing processes and analytical testing related to manufacture of drug product for commercial production.  We plan to evaluate these observations and respond within 15 days to the FDA with corrective action plans to complete the inspection process. Adequate resolution of the outstanding Form 483 inspectional observations with the FDA New England District Office is a prerequisite to the approval of the NDA for DEXTENZA, although the final decision as to the adequacy of our manufacturing processes is made by the FDA’s Center for Drug Evaluation and Research, or CDER, with input from CDER’s Office of Process and Facilities, as part of the NDA review process.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain.  The data from two of these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial are being used to support our NDA for post-surgical ocular pain.  Subject to receiving approval for the pain indication pursuant to our NDA, we plan to submit an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation.  We have also completed two Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis.  In October 2015, we announced topline results of our first Phase 3 clinical trial for allergic conjunctivitis, and in June 2016 we announced topline results of our second Phase 3 clinical trial for this indication.  Finally, DEXTENZA is in Phase 2 clinical development for the treatment of dry eye disease.  We announced topline results from an exploratory Phase 2 clinical trial for this indication in December 2015.  We are assessing our plans for our dry eye program going forward and may focus future efforts on an intracanalicular insert containing an immunosuppressant drug.

OTX-TP

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog that reduces elevated intraocular pressure, or IOP, as its active pharmaceutical ingredient, into a hydrogel-based drug-eluting intracanalicular insert.  OTX-TP is being developed as a treatment for glaucoma and ocular hypertension.  We reported topline results from a Phase 2b clinical trial for this indication in October 2015.  We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two Phase 3 clinical trials of OTX-TP in September 2016.  We plan to initiate the second Phase 3 clinical trial in the second half of 2017.

Back-of-the-Eye Programs

In addition to DEXTENZA and OTX-TP, we are engaged in the preclinical development of our hydrogel depot administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye.  Our initial development efforts are focused on the use of our extended-delivery hydrogel depot in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs or small molecule drugs, such as TKIs, for the treatment of retinal diseases such as wet AMD, retinal vein occlusion and diabetic macular edema.  Our initial goal for these programs is to provide extended delivery of a protein-based large molecule or small molecule TKI drug targeting VEGF and other targets over a four to six month period following administration of a bioresorbable hydrogel incorporating the drug by an injection into the vitreous humor, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other retinal diseases and potentially providing a more consistent uniform release of drug over the treatment period.

Regeneron Collaboration

In October 2016, we entered into a strategic collaboration, option and license agreement, or the Collaboration Agreement, with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea.  The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, for any target including VEGF, or any products that deliver large molecule drugs other than those that target VEGF proteins.  We granted Regeneron an option, or the Option, to enter into an exclusive, worldwide license under our intellectual property to develop and commercialize products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds, or Licensed Products.

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

Financial Position

We have generated limited revenue to date.  All of our extended-delivery drug delivery products are in various phases of clinical and preclinical development.  We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability.  Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP.  Since inception, we have incurred significant operating losses.  Our net loss was $16.0 million for the three months ended March 31, 2017.  As of March 31, 2017, we had an accumulated deficit of $189.9 million.

Our total cost and operating expenses were $16.1 million for the three months ended March 31, 2017, including $2.0 million in non-cash stock-based compensation expense and depreciation expense.  We anticipate that our operating expenses will increase substantially as we pursue the clinical development of our most advanced product candidates, DEXTENZA and OTX-TP; continue the research and development of our other product candidates; continue the internal development of our intravitreal hydrogel depot for the sustained delivery of protein-based or small molecule anti-angiogenic drugs, such as anti-VEGF drugs and TKIs for the treatment of wet AMD and other back-of-the-eye diseases and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results.  We expect to continue to incur substantial additional expenses for product manufacturing, sales, marketing and distribution for our product candidates for which we obtain marketing approval.  In addition, we will continue to incur additional costs associated with operating as a public company.

We do not generate significant revenue from product sales and may not for several years, if at all.  Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations.  If we are unable to access our borrowing capacity or raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

In November 2016, we entered into an At-the-Market Sales Agreement, or the 2016 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.   As of March 31, 2017, we sold 440,486 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $3.6 million after underwriting discounts, commission and other offering expenses.  In April 2017, we sold an additional 93,730 shares under the 2016 ATM Agreement, resulting in net proceeds of approximately $0.9 million after underwriting discounts and commissions.  In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share.  The offering consisted of 3,571,429 shares of common stock sold by us.  We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts and expenses.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the second quarter of 2018.  We will need to obtain additional capital to the support the planned commercial launch of DEXTENZA, subject to FDA approval.  See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through March 31, 2017, we have generated limited amounts of revenue from the sales of our products.  Our ReSure Sealant product received premarket approval, or PMA, from the FDA in January 2014.  We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2017.  ReSure Sealant is currently our only source of revenue from product sales.  We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended
	March 31,
	2017	2016

ReSure Sealant	$20	$77
DEXTENZA for post-surgical ocular inflammation and pain	355	851
DEXTENZA for allergic conjunctivitis	146	1,478
DEXTENZA for dry eye disease	6	41
OTX-TP for glaucoma and ocular hypertension	1,027	317
Unallocated expenses	5,175	4,309
Total research and development expenses	$6,729	$7,073

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs.  Through December 31, 2014, we incurred selling and marketing expenses in connection with our first generation surgical sealant product.  In addition, we invested in sales and marketing resources in anticipation of an earlier approval of our surgical sealant product in the United States than we ultimately received from the FDA, as a result of a change in designation from a 510(k) to a PMA regulatory path.  During the three months ended March 31, 2017 and 2016, we incurred selling and marketing expenses in connection with ReSure Sealant, which we began commercializing in the first quarter of 2014, and marketing expenses in preparation for a potential commercial launch of DEXTENZA.

We expect selling and marketing expenses to increase in preparation for the potential approval of our resubmitted NDA by the FDA and commercial launch of our DEXTENZA product candidate for the treatment of post-surgical ocular pain.  We expect such expenses to further increase in preparation for the potential label expansion to include post-surgical ocular inflammation, subject to submission and FDA approval of an NDA supplement.

Other Income (Expense)

Interest Income.  Interest income consists primarily of interest income earned on cash and cash equivalents and marketable securities.  In the three months ended March 31, 2017 and 2016, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

Interest Expense.  Interest expense is incurred on our debt.  In December 2015, we amended our credit facility to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019.  In March 2017, we amended our credit facility to increase the aggregate principal amount to $18.0 million, extend the interest-only payment period through February 2018, and extend the maturity date to December 1, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses and stock-based compensation.  We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  During the three months ended March 31, 2017, there were no material changes to our critical accounting policies.  Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 10, 2017 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	revenue recognition

•	accrued research and development expenses; and

•	stock-based compensation

Accordingly, we believe the policies set forth in our Annual Report on Form 10-K filed with the SEC on March 10, 2017 are critical to fully understanding and evaluating our financial condition and results of operations.  If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue:
Product revenue	$475	$416	$59
Collaboration revenue	—	42	(42)
Total revenue	475	458	17
Costs and operating expenses:
Cost of product revenue	115	99	16
Research and development	6,729	7,073	(344)
Selling and marketing	6,027	1,389	4,638
General and administrative	3,276	2,406	870
Total costs and operating expenses	16,147	10,967	5,180
Loss from operations	(15,672)	(10,509)	(5,163)
Other income (expense):
Interest income	92	87	5
Interest expense	(443)	(418)	(25)
Other income (expense), net	—	—	—
Total other expense, net	(351)	(331)	(20)
Net loss	$(16,023)	$(10,840)	$(5,183)

Revenue

We generated no revenue from our feasibility agreements during the three months ended March 31, 2017 compared to $42,000 for the three months ended March 31, 2016.  We generated $0.5 million of revenue during the three months ended March 31, 2017 from sales of our ReSure Sealant product compared to $0.4 million for the three months ended March 31, 2016.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$20	$77	$(57)
DEXTENZA for post-surgical ocular inflammation and pain	355	851	(496)
DEXTENZA for allergic conjunctivitis	146	1,478	(1,332)
DEXTENZA for dry eye disease	6	41	(35)
OTX-TP for glaucoma and ocular hypertension	1,027	317	710
Unallocated expenses:
Personnel costs	3,500	2,789	711
All other costs	1,675	1,520	155
Total research and development expenses.	$6,729	$7,073	$(344)

Research and development expenses were $6.7 million for the three months ended March 31, 2017, compared to $7.1 million for the three months ended March 31, 2016.  Research and development costs decreased by $0.3 million primarily due to a decrease of $1.2 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of dry eye disease and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension and an increase of $0.7 million in unallocated personnel costs and $0.2 million in unallocated all other costs.

For the three months ended March 31, 2017, we incurred $1.5 million in direct research and development expenses for our intracanalicular insert drug delivery product candidates for the front of the eye, including $0.4 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $0.1 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial,  $6,000 for our DEXTENZA product candidate for the treatment of dry eye disease which was in an exploratory Phase 2 clinical trial and $1.0 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in a Phase 3 clinical trial.  In comparison, for the three months ended March 31, 2016, we incurred $2.7 million in direct research and development expenses for our extended-delivery drug delivery product candidates for the front of the eye, including $0.9 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $1.5 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $41,000 for our DEXTENZA product candidate for the treatment of dry eye disease which was in Phase 2 clinical trials and $0.3 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 2b clinical trials.  Unallocated research and development expense increased $0.9 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to an increase in personnel costs of $0.7 million due to additional hiring primarily in our clinical, regulatory and quality departments and an increase in stock-based compensation expense and $0.2 million in unallocated all other costs.

Selling and Marketing Expenses

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,463	$596	$867
Professional fees	3,805	566	3,239
Facility related and other	759	227	532
Total selling and marketing expenses	$6,027	$1,389	$4,638

Selling and marketing expenses were $6.0 million for the three months ended March 31, 2017, compared to $1.4 million for the three months ended March 31, 2016.  The increase of $4.6 million was primarily due to an increase of $0.9 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $3.2 million in professional fees including consulting, trade shows and conferences, and an increase of $0.5 million in facility-related and other costs.  The increases in personnel costs and consulting expenses are primarily due to pre-commercialization activities undertaken in preparation for a potential launch of DEXTENZA for the treatment of post-surgical ocular inflammation subject to FDA approval.

General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,722	$1,237	$485
Professional fees	1,200	869	331
Facility related and other	354	300	54
Total general and administrative expenses	$3,276	$2,406	$870

General and administrative expenses were $3.3 million for the three months ended March 31, 2017, compared to $2.4 million for the three months ended March 31, 2016.  The increase of $0.9 million was primarily due to an increase of $0.5 million in personnel costs relating to additional hiring and stock-based compensation expense and an increase of $0.3 million in professional, insurance and consultant fees and an increase in facility-related and other costs of $54,000.  Professional, insurance and consultant fees increased primarily due to an increase in consulting fees relating to activities to support our operating as a public company including legal and professional services.

Other Income (Expense), Net

Other expense, net was $0.4 million for the three months ended March 31, 2017, compared to $0.3 million for the three months ended March 31, 2016.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses.  As of March 31, 2017, we had an accumulated deficit of $189.9 million.  We have generated limited revenue to date.  In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant.  All of our sustained drug delivery products are in various phases of clinical and preclinical development.  We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability.  Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP.

Through March 31, 2017, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities.  In November 2016, we entered into the 2016 ATM Agreement with Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  Through March 31, 2017, we have sold 440,486 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $3.6 million after underwriting discounts, commission and other offering expenses.  Subsequently, we have sold an additional 93,730 shares under the 2016 ATM Agreement, resulting in net proceeds of approximately $0.9 million after underwriting discounts, commission and other offering expenses.  In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share.  The offering consisted of 3,571,429 shares of common stock sold by us.  We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts and expenses.

As of March 31, 2017, we had cash and cash equivalents and marketable securities of $80.4 million.  In March 2017, we amended our credit facility to increase the total commitment to $38.0 million including $18.0 million of borrowings drawn at closing, which was used primarily to pay-off outstanding balances on the facility as of the closing date, and options on two additional tranches of $10.0 million each contingent on the achievement of regulatory and commercial milestones for DEXTENZA.  The interest-only payment period was extended through February 1, 2018 and there are provisions to further extend the interest-only period based on the achievement of certain milestones.  See “—Contractual Obligations and Commitments” for additional information.

Cash Flows

As of March 31, 2017, we had cash and cash equivalents and marketable securities of $80.4 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2017	2016

Cash used in operating activities	$(14,577)	$(9,256)
Cash provided by investing activities	7,846	24,873
Cash provided by (used in) financing activities	28,477	(189)
Net increase in cash and cash equivalents	$21,746	$15,428

Operating activities.  Net cash used in operating activities was $14.6 million for the three months ended March 31, 2017, primarily resulting from our net loss of $16.0 million partially offset by non-cash charges of $2.1 million.  Our net loss was primarily attributed to research and development activities, selling and marketing expenses as we increased pre-commercialization activities in advance of the potential approval of DEXTENZA, and our general and administrative expenses.  Our net non-cash charges during the three months ended March 31, 2017 consisted primarily of $2.0 million of stock-based compensation expense and depreciation expense.  Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2017 consisted primarily of an increase in accounts payable and accrued expenses of $0.5 million and an increase in prepaid expenses and other current assets of $1.2 million.  The changes in prepaid expenses and other current assets, accounts payable and accrued expenses were due to increased product development activities, pre-commercialization activities and the timing of vendor invoicing and payments.

Net cash used in operating activities was $9.3 million for the three months ended March 31, 2016, primarily resulting from our net loss of $10.8 million partially offset by non-cash charges of $1.6 million.  Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had minimal product revenue in the period.  Our net non-cash charges during the three months ended March 31, 2016 consisted primarily of $1.6 million of stock-based compensation expense and depreciation expense.  Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2016 consisted primarily of a decrease in accounts payable and accrued expenses of $0.3 million and an increase in prepaid expenses and other current assets of $0.3 million.  The changes in prepaid expenses and other current assets, accounts payable and accrued expenses were due to increased product development activities and the timing of vendor invoicing and payments.

Investing activities.  Net cash provided by investing activities for the three months ended March 31, 2017 totaled $7.8 million and for the three months ended March 31, 2016 totaled $24.9 million.  For the three months ended March 31, 2017, net cash provided is primarily due to the sale of marketable securities of $12.5 million offset by the purchase of marketable securities of $3.0 million.  For the three months ended March 31, 2017, the purchases of property and equipment, primarily laboratory equipment was $1.7 million.  For the three months ended March 31, 2016, net cash provided is primarily due to the sale of marketable securities of $25.0 million.  For the three months ended March 31, 2016, the purchases of property and equipment, primarily laboratory equipment was $0.1 million.

Financing activities.  Net cash provided by financing activities for the three months ended March 31, 2017 was $28.5 million and net cash used in financing activities for the three months ended March 31, 2016 was $0.2 million.  Net cash provided by financing activities for the three months ended March 31, 2017 consisted primarily of proceeds from our follow-on offering in January 2017 and the 2016 ATM Agreement of $26.3 million, net of underwriting discounts and other offering expenses and $2.4 million (net) in borrowings under our amended credit facility offset by $0.2 million for insurance costs financed by a third party.  Net cash used in financing activities for the three months ended March 31, 2016 was $0.2 million.  Net cash used in financing activities for the three months ended March 31, 2016 consisted of payments of $0.2 million for insurance costs financed by a third party and $5,000 from the exercise of common stock options.

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

•

conduct joint research and development under the strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule vascular endothelial growth factor, or VEGF, targeting compounds to treat retinal diseases;

•	continue the research and development of our other product candidates;

•

seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our back-of-the-eye program and glaucoma intracameral implant program;

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

•	renovate our new facility including research and development laboratories, manufacturing space and office space;

•	maintain, expand and protect our intellectual property portfolio;

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

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the second quarter of 2018.  We will need to obtain additional capital to support the planned commercial launch of DEXTENZA, subject to FDA approval.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2017 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease commitments	$14,166	$1,384	$2,582	$2,593	$7,607
Purchase commitments	4,295	3,332	963	—	—
New facility improvements, net	1,981	1,981	—	—	—
Manufacturing commitments	1,680	1,260	420	—	—
Debt obligations including interest	22,125	2,506	14,198	5,421	—
Total	$44,247	$10,463	$18,163	$8,014	$7,607

In the table above, we set forth our enforceable and legally binding obligations and future commitments at March 31, 2017, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at March 31, 2017.  Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors.  Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in June 2017, June 2018 and July 2027.

In June 2016, we entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space.  The lease term commenced on February 1, 2017 and expires on July 31, 2027.  No base rent will be due under the lease until August 1, 2017.  The initial annual base rent is approximately $1.2 million and will increase annually beginning on February 1 of each year.  We are obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises.  We posted a customary letter of credit in the amount of $1.5 million as a security deposit.  We intend to relocate our corporate headquarters to the new leased premises beginning in 2017 and expect to relocate all of our operations to the new leased premises by 2018.  The lease agreement allows for a construction allowance not to exceed approximately $2.8 million to be applied to the total construction costs of the new leased premises.  The construction allowance must be used on or before December 31, 2017, or it will be deemed forfeited with no further obligation by the landlord of the new leased premises.  As of March 31, 2017, the Company had $2.5 million in construction in process related to the buildout and has billed the landlord for $0.7 million.

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

In December 2015, we amended the credit facility to increase the aggregate principal amount to $15.6 million.  The amended facility provided for monthly, interest-only payments on outstanding borrowings through December 2016.  Thereafter, we were required to pay thirty-six consecutive, equal monthly installments of principal and interest through December 1, 2019.  In March 2017, we further amended the credit facility to increase the total commitment to $38.0 million including $18.0 million of borrowings drawn at closing, which was used primarily to pay-off outstanding balances on the facility as of the closing date, and options on two additional tranches of $10.0 million each contingent upon on the achievement by us of regulatory and commercial milestones.  The interest-only payment period was extended through February 1, 2018 and can be further extended upon the achievement of certain regulatory and commercial milestones.  There are no financial covenants associated with the credit facility.  There are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making investments; and engaging in certain other business transactions.  The obligations under the credit facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.  The credit facility is secured by substantially all of our assets except for our intellectual property, which is subject to a negative pledge.

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

In October 2016, we entered into the Collaboration Agreement with Regeneron.  If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan.  We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances.  We have not included in the table above any payments to Regeneron under this Collaboration Agreement as the timing of such payments are not known.  Regeneron will be responsible for funding an initial preclinical tolerability study.  We do not expect our funding requirements to be material over the next twelve months.  If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates.

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

Recently Issued Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 – Summary of Significant Accounting Policies to the current period’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of March 31,  2017, we had cash and cash equivalents and marketable securities of $80.4 million, which consisted of money market funds, United States treasury notes and government agency notes.  We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S.  interest rates, particularly because our investments are in short-term securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses.  Our net losses were $39.7 million for the year ended December 31, 2015, $44.7 million for the year ended December 31, 2016 and $16.0 million for the three months ended March 31, 2017.  As of March 31, 2017, we had an accumulated deficit of $189.9 million.  Through March 31, 2017, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities.  We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and in preparation for a potential commercial launch of DEXTENZA.  We expect to continue to incur significant expenses and operating losses over the next several years.  Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

•

seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our back-of-the-eye program and glaucoma intracameral implant program;

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

•	renovate our new facility including research and development laboratories, manufacturing space and office space;

•	maintain, expand and protect our intellectual property portfolio;

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

We may never succeed in these activities and may never generate revenue that is sufficient or great enough to achieve profitability.  In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our new drug application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain.  In the CRL, the concerns raised by the FDA pertain to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office, or the District Office, in February 2016 that were documented on FDA Form 483.  In November 2016, we received notice from the District Office accepting that our responses satisfactorily addressed the remaining corrective actions in the Form 483.  Since receiving the CRL, we have also had ongoing communications with the FDA, including the New England District Office and offices within the Center for Drug Evaluation and Research, or CDER, including the Office of Process and Facilities, with regard to the manufacturing issues and our plan for a resubmission of our NDA.  On February 22, 2017, we announced that the FDA accepted for review our NDA resubmission.  The FDA determined that our NDA resubmission is a complete response and designated the NDA resubmission as a class 2, or major, review with a target action date under the Prescription Drug User Fee Act, or PDUFA, of July 19, 2017.  Following a re-inspection of manufacturing operations by the FDA which was completed in early May 2017, we received an FDA Form 483 containing inspectional observations focused on procedures for manufacturing processes and analytical testing related to manufacture of drug product for commercial production.  We plan to evaluate these observations and respond within 15 days to the FDA with corrective action plans to complete the inspection process. Adequate resolution of the outstanding Form 483 inspectional observations with the District Office is a prerequisite to the approval of the NDA for DEXTENZA, although the final decision as to the adequacy of our manufacturing processes is made by CDER, with input from the Office of Process and Facilities, as part of the NDA review process.  If we are unable to resolve these inspectional observations in a timely manner, potential approval of the NDA would be delayed or prevented.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct late stage clinical trials for our extended-delivery drug delivery product candidates, in particular DEXTENZA and OTX-TP, and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results.  We also expect to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates.  In addition, we plan to devote substantial financial resources to our commercialization efforts, including product manufacturing, sales, marketing and distribution for any of our product candidates including DEXTENZA, for which we may obtain marketing approval in the future.  Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.  If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of March 31, 2017, we had cash and cash equivalents and marketable securities of $80.4 million.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the second quarter of 2018.  We will need to obtain additional capital to the support the planned commercial launch of DEXTENZA, subject to FDA approval.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  Our future capital requirements will depend on many factors, including:

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

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete.  We may never generate the necessary data or results required to obtain regulatory approval of products with the market potential sufficient to enable us to achieve profitability.  We may not generate significant revenue from sales of any product for several years, if at all.  Accordingly, we will need to obtain substantial additional financing to achieve our business objectives.  Adequate additional financing may not be available to us on acceptable terms, or at all.  In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements.  We do not have any committed external source of funds other than the amounts we are entitled to receive from Regeneron for potential option exercise, development, regulatory and sales milestones and royalty payments under our collaboration.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under our credit facility may limit our ability to obtain additional debt financing.

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

We have a significant amount of indebtedness.  In March 2017, we amended our credit facility to increase the total commitment of $38.0 million, including $18.0 million of borrowings drawn at closing, and options on two additional tranches of $10.0 million, each contingent upon the achievement by us of regulatory and commercial milestones.  The interest-only payment period was extended through February 1, 2018 and can be further extended upon the achievement of certain regulatory and commercial milestones.  Our obligations under this facility are secured by all of our assets other than our intellectual property.  Our intellectual property rights are subject to a negative pledge arrangement under the facility.  We could in the future incur additional indebtedness beyond such amounts.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including our intracanalicular insert product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.  Clinical testing is expensive, insert is difficult to design and implement, can take many years to complete and is uncertain as to outcome.  A failure of one or more clinical trials can occur at any stage of testing.  The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design.  Some of our completed studies, including our pilot studies for OTX-TP and our Phase 1 clinical trial of OTX-MP, were conducted with small patient populations, making it difficult to predict whether the favorable results that we observed in such studies will be repeated in larger and more advanced clinical trials.  Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

In general, the FDA requires two adequate and well controlled clinical trials to support the effectiveness of a new drug for marketing approval.  In a Phase 2 clinical trial of DEXTENZA that we completed in 2013 in which we were evaluating DEXTENZA for post-surgical ocular inflammation and pain following cataract surgery, DEXTENZA did not meet the primary efficacy endpoint for inflammation with statistical significance at the pre-specified time point at day 8.  However, we did achieve statistical significance for this inflammation endpoint at days 14 and 30.  Accordingly, we measured the primary efficacy endpoint for inflammation in our completed Phase 3 clinical trials of DEXTENZA at day 14.  In the first and third Phase 3 clinical trials, DEXTENZA met both primary endpoints for post-surgical ocular inflammation and pain following cataract surgery with statistical significance.  However, in the second Phase 3 clinical trial, DEXTENZA met only one of the two primary efficacy endpoints with statistical significance.  In this second trial, DEXTENZA did not meet the primary endpoint relating to absence of inflammatory cells in the study eye at day 14.

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

The success of our intracanalicular insert product candidates is dependent upon retention following insertion and during the course of intended therapy.  As such, we continue to conduct non-significant risk investigational device exemption, or IDE, medical device, or NSR, studies in the United States for our extended-delivery intracanalicular insert in an effort to increase the rate of retention.  All NSR studies that we have performed to date have involved placebo vehicle control intracanalicular inserts without active drug.  If we determine to make any future changes to the design or composition of our inserts, such changes could affect the outcome of any subsequent clinical trials using these updated inserts.  For example, in our Phase 2b clinical trial of OTX-TP, we used a different version of intracanalicular insert than either of the inserts that we used in our Phase 2a clinical trial of OTX-TP.  Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP insert that was used in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the two-month version of the insert used in the Phase 2a clinical trial.  To achieve this, we modified the design of the OTX-TP insert to enlarge it in order to enable the insert to carry a greater amount of drug.  In addition, we incorporated minor structural changes to improve retention rates.  In our Phase 2b clinical trials, OTX-TP inserts could be visualized in approximately 88% of eyes by the day 60 visit.  By the day 90 visit, the ability to visualize OTX-TP had declined to approximately 42% of eyes as the hydrogel softened, liquefied and had either advanced further down in the canaliculus or had cleared through the nasolacrimal duct.  We are conducting additional NSR studies on additional modified insert designs, including a polyethylene glycol, or PEG, tip on the proximal end of the insert that have been incorporated into the design of the Phase 3 trials of OTX-TP.  If in our Phase 3 clinical trials the retention rates for our inserts are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our extended-delivery drug delivery products.

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

A variety of factors affect patient enrollment, including:

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

Both of our two Phase 3 clinical trials of OTX-TP are expected to enroll an aggregate of approximately 550 patients each at 50 sites in the United States and will be the largest clinical trials we will have conducted to date.  Patients randomized into the placebo control arm will not receive any glaucoma medications during the course of the trials.  Our inability to enroll a sufficient number of patients in the Phase 3 clinical trials or any of our other clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals.  Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business.  These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation.  Following an inspection by the FDA in March 2015, for example, we received an FDA Form 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting.  We submitted our response, which was accepted by the FDA, and updated our procedures.  In addition, in February 2016, as part of the ongoing review of our NDA for DEXTENZA, the FDA conducted a pre-NDA approval inspection of our manufacturing operations.  As a result of this inspection, we received an FDA Form 483 containing inspectional observations focused on process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes.  We addressed some observations before the inspection was closed and responded to the FDA with a corrective action plan to complete the inspection process.  In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA.  The concerns raised in the CRL pertain to the deficiencies in manufacturing processes raised in the February Form 483 letter.  On January 23, 2017, we announced that we had resubmitted our NDA.  On February 22, 2017, we announced that the FDA accepted for review our NDA resubmission.  The FDA determined that our NDA resubmission is a complete response and designated the NDA resubmission as a class 2, or major, review with a target action date under the Prescription Drug User Fee Act, or PDUFA, of July 19, 2017.  Following a re-inspection of manufacturing operations by the FDA which was completed in early May 2017, we received an FDA Form 483 containing inspectional observations focused on procedures for manufacturing processes and analytical testing related to manufacture of drug product for commercial production.  We plan to evaluate these observations and respond within 15 days to the FDA with corrective action plans to complete the inspection process. Adequate resolution of the outstanding Form 483 inspectional observations with the District Office is a prerequisite to the approval of the NDA for DEXTENZA, although the final decision as to the adequacy of our manufacturing processes is made by CDER, with input from the Office of Process and Facilities, as part of the NDA review process.  If we are unable to resolve these inspectional observations in a timely manner, potential approval of the NDA would be delayed or prevented.

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

We expect to apply for a transitional pass-through reimbursement status, or C code, from the Centers for Medicare and Medicaid Services, or CMS, for DEXTENZA for the treatment of post-surgical ocular pain, subject to the approval of the NDA resubmission we filed with the FDA for this indication.  We expect pass-through status would remain in effect for up to three years depending on when we apply for and receive this reimbursement code.  We have submitted an application to the CMS for a J code for DEXTENZA and expect to submit to the CMS for a standard J code for our OTX-TP product candidate, if our clinical trials are successful and if our NDA filings and sNDA are approved by the FDA.  There are no assurances that we will be successful in obtaining and retaining reimbursement for our product candidate.

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

We face an inherent risk of product liability exposure related to the use of our product candidates that we develop in human clinical trials.  We face an even greater risk for any products we develop and commercially sell, including ReSure Sealant.  If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities.  Regardless of merit or eventual outcome, liability claims may result in:

•decreased demand for any product candidates or products that we develop;

•injury to our reputation and significant negative media attention;

•withdrawal of clinical trial participants;

•significant costs to defend the related litigation;

•substantial monetary awards to trial participants or patients;

•loss of revenue;

•reduced time and attention of our management to pursue our business strategy; and

•the inability to commercialize any products that we develop.

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

If we are unable to achieve the preclinical milestones set forth in the collaboration plan, Regeneron may not exercise the option, in which case we would not receive the $10 million payment in connection with such option and would have incurred significant development expenses.  Even if Regeneron does exercise its option, we or Regeneron may not be successful in achieving the necessary preclinical, clinical, regulatory and sales milestones in connection with the collaboration.  Further, if Regeneron were to breach or terminate the Collaboration Agreement or if Regeneron elects not to exercise the option we granted it and not to proceed in the collaboration, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our intravitreal depot product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our intravitreal depot product candidates.  We may not be able to seek and obtain a viable, alternative collaborator to partner with for the development and commercialization of the licensed products on similar terms or at all.

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

Our success depends in large part on our and our licensor’s ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products.  We and our licensor have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates.  Some of our licensed patents that we believe are integral to our hydrogel technology platform have terms that extend through at least 2024 and other patents directed more specifically to our products extend through at least 2030.  However, certain broader patents within our licensed patent portfolio expire between 2017 and 2019.  Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.  As a result, our licensed patent portfolio would be less effective in excluding others from commercializing products similar or identical to ours.  The patent prosecution process is expensive and time-consuming, and we may not have filed or prosecuted and may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

In some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to enforce or maintain the patents, covering technology that we license from third parties.  In particular, the license agreement that we have entered into with Incept, LLC, or Incept, an intellectual property holding company, which covers all patent rights and a significant portion of the technology for ReSure Sealant and our product candidates, provides that, with limited exceptions, Incept has sole control and responsibility for ongoing prosecution for the patents covered by the license agreement.  In addition, although we have a right under the Incept license to bring suit against third parties who infringe our licensed patents in our field, other Incept licensees may also have the right to enforce our licensed patents in their own respective fields without our oversight or control.  Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest.  For example, Integra LifeSciences Holdings Corporation, or Integra, another licensee of Incept, has filed suit against HyperBranch Medical Technology, Inc.  alleging infringement of several patents which we also license.  This enforcement action could result in one or more of these patents which both we and Integra license being invalidated or rendered unenforceable, and one of the asserted patents is undergoing an inter partes review.  We also have no right to control the defense of any of our licensed patents if their validity or scope is challenged before the U.S. Patent and Trademark Office, or USPTO, European Patent Office, or other patent office or tribunal.  Instead, we would essentially rely on our licensor to defend such challenges, and it may not do so in a way that would best protect our interests.  Therefore, our licensed patents and applications may not be prosecuted, enforced, defended or maintained in a manner consistent with the best interests of our business.  If Incept fails to prosecute, enforce or maintain such patents, or loses rights to those patents, our licensed patent portfolio may be reduced or eliminated.

The patent position of pharmaceutical, biotechnology and medical device companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.  As a result, the issuance, scope, validity, enforceability and commercial value of our licensor’s patent rights are highly uncertain.  Our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products.  In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.  For example, unlike patent law in the United States, European patent law precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant if broader than specifically disclosed embodiments.  Moreover, we have no patent protection and likely will never obtain patent protection for ReSure Sealant outside the United States and Canada.  We have only three issued patents outside of the United States that cover all three intracanalicular insert product candidates.  We have three licensed patent families in Europe and certain other parts of the world for our intravitreal drug delivery product candidates, but only one patent issuance to date outside of the United States.  Patents might not be issued and we may never obtain any patent protection or may only obtain substantially limited patent protection outside of the United States with respect to our products.

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

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation.  We, and any current or future collaborators, must therefore comply with requirements concerning advertising and promotion for any of our products for which we or our collaborators obtain marketing approval.  Promotional communications with respect to drug products, biologics, and medical devices are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling.  Thus, if any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.

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

This concentration of voting power may:

▪	delay, defer or prevent a change in control;

▪	entrench our management and the board of directors; or

▪	delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire.

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

OCULAR THERAPEUTIX, INC.

Date: May 5, 2017	By:	/s/ George Migausky
George Migausky
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1*	Second Amended and Restated Credit and Security Agreement, dated March 7, 2017, by and among the MidCap Financial Trust, the Registrant, and the Lenders listed therein.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.