Form 10-Q
period 2017-06-30
OCULAR THERAPEUTIX, INC
filed 2017-08-08
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36554

Ocular Therapeutix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5560161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

15 Crosby Drive
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

As of August 1, 2017, there were 29,056,971 shares of Common Stock, $0.0001 par value per share, outstanding.

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

•

the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to ReSure Sealant and any additional products, including DEXTENZA, for which we may obtain marketing approval in the future;

•	our intellectual property position;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the impact of government laws and regulations;

•	the outcome of any legal actions against us; and

•	our competitive position.

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

Ocular Therapeutix, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$63,049	$32,936
Marketable securities	3,000	35,209
Accounts receivable	211	250
Inventory	90	113
Prepaid expenses and other current assets	1,978	1,390
Total current assets	68,328	69,898
Property and equipment, net	9,619	3,313
Restricted cash	1,728	1,728
Total assets	$79,675	$74,939
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,307	$2,116
Accrued expenses and deferred rent	4,379	4,635
Notes payable, net of discount, current	2,444	1,549
Total current liabilities	13,130	8,300
Deferred rent, long-term	3,146	537
Notes payable, net of discount, long-term	15,374	14,094
Total liabilities	31,650	22,931
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2017 and December 31, 2016; 29,055,460 and 25,024,100 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	256,618	225,889
Accumulated deficit	(208,596)	(173,879)
Accumulated other comprehensive loss	—	(5)
Total stockholders’ equity	48,025	52,008
Total liabilities and stockholders’ equity	$79,675	$74,939

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$438	$441	$913	$857
Collaboration revenue	—	—	—	42
Total revenue	438	441	913	899
Costs and operating expenses:
Cost of product revenue	104	105	219	204
Research and development	8,117	6,978	14,846	14,051
Selling and marketing	6,832	1,492	12,859	2,881
General and administrative	3,724	2,973	7,000	5,379
Total costs and operating expenses	18,777	11,548	34,924	22,515
Loss from operations	(18,339)	(11,107)	(34,011)	(21,616)
Other income (expense):
Interest income	113	80	205	167
Interest expense	(468)	(418)	(911)	(836)
Total other expense, net	(355)	(338)	(706)	(669)
Net loss	(18,694)	(11,445)	$(34,717)	$(22,285)
Net loss per share, basic and diluted	$(0.64)	$(0.46)	$(1.22)	$(0.90)
Weighted average common shares outstanding, basic and diluted	29,026,259	24,770,059	28,352,348	24,761,498
Comprehensive loss:
Net loss	$(18,694)	$(11,445)	$(34,717)	$(22,285)
Other comprehensive income (loss):
Unrealized gain on marketable securities	9	10	5	78
Total other comprehensive income	9	10	5	78
Total comprehensive loss	$(18,685)	$(11,435)	$(34,712)	$(22,207)

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(34,717)	$(22,285)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,462	2,864
Non-cash interest expense	210	71
Depreciation and amortization expense	615	412
Purchase of premium on marketable securities	(3)	(12)
Amortization of premium on marketable securities	17	153
Changes in operating assets and liabilities:
Accounts receivable	39	(30)
Prepaid expenses and other current assets	(588)	877
Inventory	23	(15)
Accounts payable	2,922	(462)
Accrued expenses and deferred rent	2,312	(589)
Deferred revenue	—	(42)
Net cash used in operating activities	(25,708)	(19,058)
Cash flows from investing activities:
Purchases of property and equipment	(5,652)	(370)
Change in restricted cash	—	(1,500)
Purchases of marketable securities	(3,000)	(11,500)
Maturities of investments	35,200	50,000
Net cash provided by investing activities	26,548	36,630
Cash flows from financing activities:
Proceeds from issuance of notes payable	3,700	—
Proceeds from exercise of stock options	38	75
Proceeds from issuance of common stock pursuant to employee stock purchase plan	157	128
Proceeds from issuance of common stock offering, net	27,072	—
Payments of insurance costs financed by a third party	(394)	(389)
Repayment of notes payable	(1,300)	—
Net cash provided by (used in) financing activities	29,273	(186)
Net increase in cash and cash equivalents	30,113	17,386
Cash and cash equivalents at beginning of period	32,936	30,784
Cash and cash equivalents at end of period	$63,049	$48,170
Supplemental disclosure of cash flow information:
Cash paid for interest	$688	$—
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable at balance sheet dates	$1,269	$188

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

As of June 30, 2017, the Company’s lead product candidates were in development.  There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable.  Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales.  The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.  In addition, the Company is dependent upon the services of its employees and consultants.  The Company may not be able to generate significant revenue from sales of any product for several years, if at all.  Accordingly, the Company will need to obtain additional capital to finance its operations.

The Company has incurred losses and negative cash flows from operations since its inception.  As of June 30, 2017, the Company had an accumulated deficit of $208,596.  The Company expects to continue to generate operating losses in the foreseeable future.  The Company believes that its existing cash and cash equivalents and marketable securities will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements for at least 12 months from the issuance date of these financial statements.  The Company will seek additional funding through public or private financings, debt financing and collaboration agreements.  The Company has two additional $10,000 tranches of borrowing capacity under its credit facility, which are contingent upon achieving FDA approval and certain sales levels of DEXTENZA, respectively.  The inability to access these funds or obtain other funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.  If it were unable to access the additional borrowing capacity under the credit facility or obtain other financing, the Company would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The balance sheet at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K on file with the SEC.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2017 and results of operations and cash flows for the six months ended June 30, 2017 and 2016 have been made.  The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

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

The Company’s cash equivalents and marketable securities at June 30, 2017 and December 31, 2016, were carried at fair value determined according to the fair value hierarchy described above (see Note 3).  The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.  The carrying value of the Company’s outstanding notes payable (see Note 7) approximates fair value reflecting interest rates currently available to the Company.

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

At June 30, 2017, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States treasury notes	$3,000	$—	$—	$3,000
Total	$3,000	$—	$—	$3,000

At December 31, 2016, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States treasury notes	$35,216	$1	$(8)	$35,209
Total	$35,216	$1	$(8)	$35,209

At June 30, 2017 and December 31, 2016, marketable securities consisted of investments that mature within one year.

Restricted Cash

The Company held two certificates of deposit totaling $1,728 at June 30, 2017 and December 31, 2016, as security deposits for the lease of the Company’s current  and former corporate headquarters.  The Company has classified these certificates of deposit as long-term restricted cash on its balance sheet.

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

The Company reported a net loss for the three and six months ended June 30, 2017 and 2016.  The following common stock equivalents outstanding as of June 30, 2017 and 2016 were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2017 and 2016, because they had an anti-dilutive impact:

	As of June 30,
	2017	2016
Options to purchase common stock	4,657,912	3,008,890
Warrants for the purchase of common stock	18,939	18,939
	4,676,851	3,027,829

Recently Issued and Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”).  ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The amendments in this update became effective for the first interim period within annual reporting periods beginning after December 15, 2016.  The Company adopted ASU 2016-09 on January 1, 2017 and continues to estimate forfeitures at each period.  The adoption of ASU 2016-09 did not have a material impact to the financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The new standard is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in the ASU prospectively to an award modified on or after the adoption date. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosure.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June  30, 2017 and December 31, 2016 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	June 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$62,758	$—	$62,758
Marketable securities:
United States treasury notes	—	3,000	—	3,000
Total	$—	$65,758	$—	$65,758

	Fair Value Measurements as of
	December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$20,734	$—	$20,734
Agency bonds	—	8,994	—	8,994
Marketable securities:
United States treasury notes	—	35,209	—	35,209
Total	$—	$64,937	$—	$64,937

4. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2017	2016
Accrued payroll and related expenses	$2,017	$2,146
Accrued professional fees	1,466	1,018
Accrued research and development expenses	314	360
Accrued insurance	197	591
Accrued other	385	520
	$4,379	$4,635

The Company’s accrued insurance represents outstanding, unpaid premiums for the period from October 2016 through September 2017 which the Company financed with a third party.

5. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three and six month periods ended June 30, 2017 or 2016.  The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2017 and December 31, 2016, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2017 or December 31, 2016.  As of June 30, 2017 and December 31, 2016, the Company had no accrued interest or tax penalties recorded related to income taxes.  The Company’s income tax return reporting periods since December 31, 2013 are open to income tax audit examination by the federal and state tax authorities.  In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

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

The Company had a feasibility agreement with a biotechnology company which it entered into in 2014.  Under this agreement, the biotechnology company would pay up to $700, of which $250 was a non-refundable payment due upon contract execution and $450 was due upon the achievement of certain milestones.  The Company recognized the total expected payments under the contract which included only the non-refundable payments on a straight-line basis over the estimated performance period.  When a contingent milestone payment was earned, the additional consideration to be received was added to the total expected payments under the contract then recognized over the estimated performance period.  In January 2015, the first milestone under the feasibility agreement was achieved triggering a non-refundable payment due of $250 such that the total non-refundable payments that were recognized over the estimated performance period totaled $500.  This agreement was terminated in the second quarter of 2016 and the Company does not have any further obligations.  The Company recognized no revenue for the three months ended June 30, 2017 and 2016, respectively.  The Company recognized no revenue and $42 of revenue for the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017 and December 31, 2016, respectively, the Company had no deferred revenue and no accounts receivable to this agreement.

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

As of June 30, 2017, the annual repayment requirements for the Amended Credit Facility, inclusive of the final payment of $630 due at expiration, were as follows:

		Interest and
		Final
Year Ending December 31,	Principal	Payment	Total
2017	—	755	755
2018	5,658	1,308	6,966
2019	6,171	796	6,967
2020	6,171	911	7,082
	$18,000	$3,770	$21,770

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

9. Warrants

Warrants for the purchase of 18,939 shares of common stock remain outstanding at June 30, 2017 at a weighted average exercise price of $7.92 per share and an expiration date of April 17, 2021.  No warrants were exercised during the six months ended June 30, 2017 and June 30, 2016.

10. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards.  The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2017, the number of shares available for issuance under the 2014 Plan increased by 1,000,964.  As of June 30, 2017, 1,365,069 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”).  The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2017, the number of shares available for issuance under the 2014 Plan increased by 125,121.  During the six months ended June 30, 2017, 22,246 shares of common stock were issued.  As of June 30, 2017, 366,090 shares remained available for issuance under the ESPP.

Inducement Stock Option Awards

On June 20, 2017, the Company issued to Antony Mattessich, who became a director of the Company on June 20, 2017 and the Company’s President and Chief Executive Officer on July 26, 2017, a non-statutory stock option to purchase an aggregate of 590,000 shares of the Company’s common stock at an exercise price of $10.94 per share. Subject to Mr. Mattessich’s continued service to the Company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the first anniversary of the award and the remaining 75% of the shares underlying the award vesting monthly thereafter.  The stock option was issued outside of the Company’s 2014 Stock Incentive Plan as an inducement material to Mr.Mattessich’s acceptance of entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4).

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$579	$522	$1,111	$975
Selling and marketing	262	128	468	235
General and administrative	916	865	1,883	1,654
	$1,757	$1,515	$3,462	$2,864

As of June 30, 2017, the Company had an aggregate of $17,005 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.92 years.

As of June 30, 2017, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 1,421 shares of common stock.

11. Commitments and Contingencies

Leases

The Company leases office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under non-cancelable operating leases that expire in June 2018 and July 2027.

Future minimum lease payments as of June 30, 2017 for its operating leases are as follows:

Year Ending December 31,
2017	$748
2018	1,461
2019	1,235
2020	1,270
2021	1,305
Thereafter	7,940
Total	$13,959

During the three months ended June 30, 2017 and 2016, the Company recognized $466 and $194, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.  During the six months ended June 30, 2017 and 2016, the Company recognized $961 and $388, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

In June 2016, the Company entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space in Bedford, Massachusetts.  The lease term commenced on February 1, 2017 and will expire on July 31, 2027.  The Company relocated its corporate headquarters to the new leased premises during June 2017 and is evaluating the potential relocation of its manufacturing operations to the new leased premises.  No base rent will be due under the lease until August 1, 2017.  The initial annual base rent is approximately $1,200 and will increase annually beginning on February 1 of each year.  The Company is obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises.  The Company posted a customary letter of credit in the amount of approximately $1,500 as a security deposit.  The lease agreement allows for a landlord provided construction allowance not to exceed approximately $2,800 to be applied to the total construction costs of the new leased premises.  The construction allowance must be used on or before December 31, 2017, or it will be deemed forfeited with no further obligation by the landlord of the new leased premises.  As of June 30, 2017, the Company has billed the landlord for $2,257 and received payments of $1,726 from the landlord.  Build out costs being reimbursed under the tenant improvement allowance have been recorded as deferred rent and will be amortized as a deduction to rent expense over the lease term.

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 12) to use and develop certain patent rights (the “Incept License”).  Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions.  The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license.  Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company.  The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License.  Through June 30, 2017, royalties paid under this agreement related to product sales were $125 and have been charged to cost of product revenue.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties.  In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited.  To date, the Company has not incurred any material costs as a result of such indemnifications.  The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2016 or June 30, 2017.

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

Collaboration Agreement

In October 2016, the Company entered into a Collaboration Agreement with Regeneron (Note 6).  If the Option to enter into an exclusive worldwide license is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan.  The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances, the timing of such payments is not known.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates.  If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.  Through June 30, 2017, the Option has not been exercised and no payments have been made to Regeneron.

Legal Proceedings

On July 7, 2017, a putative class action lawsuit was filed against the Company and certain of the Company’s current and former executive officers in the United States District Court for the District of New Jersey, captioned Thomas Gallagher v. Ocular Therapeutix, Inc, et al., Case No. 2:17-cv-05011. The complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between May 5, 2017 and July 6, 2017. The complaint generally alleges that the Company and certain of the Company’s current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the Form 483 issued by the FDA related to DEXTENZA and the Company’s manufacturing operations for DEXTENZA. The complaint seeks unspecified damages, attorneys’ fees, and other costs.

On July 12, 2017, a second putative class action lawsuit was filed against the Company and certain of the Company’s current and former executive officers in the United States District Court for the District of New Jersey, captioned Dylan Caraker v. Ocular Therapeutix, Inc, et al., Case No. 2:17-cv-05095. The complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between May 5, 2017 and July 6, 2017. The complaint includes allegations similar to those made in the Gallagher complaint, and seeks similar relief.

On August 3, 2017, a third putative class action lawsuit was filed against the Company and certain of the Company’s current and former executive officers in the United States District Court for the District of New Jersey, captioned Shawna Kim  v. Ocular Therapeutix, Inc, et al., Case No. 2:17-cv-05704. The complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 10, 2016 and July 11, 2017. The complaint includes allegations similar to those made in the Gallagher complaint, and seeks similar relief.

On July 11, 2017, a purported shareholder derivative lawsuit was filed against the Company, certain of the Company’s current and former executive officers, certain current and former board members, and the company as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Robert Corwin v. Sawhney et al., Case No. 1:17-cv-11270.  The complaint generally alleges that the individual defendants breached fiduciary duties owed to the company by making allegedly false and/or misleading statements concerning the Form 483 related to DEXTENZA and the Company’s manufacturing operations for DEXTENZA.  The complaint purports to assert claims against the individual defendants for breach of fiduciary duty, and seeks to recover on behalf of the company for any liability the company incurs as a result of the individual defendants’ alleged misconduct.  The complaint also seeks contribution on behalf of the company from all individual defendants for their alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

On July 19, 2017, a second purported shareholder derivative lawsuit was filed against the Company, certain of the Company’s current and former executive officers, all current board members, one former board member, and the Company as a nominal defendant, in Massachusetts Superior Court (Suffolk County), captioned Angel Madera v. Sawhney et al., Case. No. 17-2273.  The complaint includes allegations similar to those made in the Corwin complaint.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeks to recover on behalf of the company for any liability the company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

The Company denies any allegations of wrongdoing and intends to vigorously defend against these lawsuits. The Company is unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to the Company and for which it incurs substantial costs or damages not covered by the Company’s directors’ and officers’ liability insurance would have a material adverse effect on the Company’s financial condition and business. In addition, the litigation could adversely impact the Company’s reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to the Company’s ability to grow the Company’s business, any of which could have a material adverse effect on the Company’s business.

12. Related Party Transactions

The Company has a license agreement with Incept to use and develop certain patent rights that it entered into in 2007 (see Note 11).  Incept and certain owners of Incept are shareholders of the Company.  In addition, certain employees of the Company are shareholders of Incept.  The Company’s Executive Chairman of the Board of Directors and former President and Chief Executive Officer (“CEO”) is a general partner of Incept.

In April 2014, the Company granted 28,437 shares of restricted common stock to its then-CEO, which grant was in lieu of $250 of the then-CEO’s 2015 base salary.  During 2015, the Company identified that it did not appropriately adjust the base salary to reflect this reduction.  As a result, the Company paid the full base salary for 2015.  Upon discovery of the error, the then-CEO promptly repaid the full $250 to the Company on April 1, 2016.  The Company recorded a reduction to payroll expense in the first quarter of 2016.  The effect of this error on the statement of operations was considered immaterial for all related periods.

In March 2016, the Company entered into a Master Services Agreement with Axtria, Inc.  (“Axtria”).   In March 2016, the Company entered into a statement of work totaling approximately $104 under which Axtria would provide certain sales and marketing analytics to the Company.  In February 2017, the Company entered into a  separate statement of work totaling approximately $1,400 under which Axtria would provide data warehouse implementation, operations and maintenance support services to the Company.  Jaswinder Chadha, co-founder and CEO of Axtria, is also a member of the Company’s Board of Directors and a cousin to the Company’s Executive Chairman of the Board of Directors and former President and CEO.  In the six months ended June 30, 2017 and 2016, payments paid to Axtria were $584 under the 2017 statement of work and $32 under the 2016 statement of work, respectively.  In the three months ended June 30, 2017 and 2016, the Company has expensed to sales and marketing $362 under the 2017 statement of work and $31 under the 2016 statement of work for sales and marketing analytics, respectively.  In the six months ended June 30, 2017 and 2016, the Company has expensed to sales and marketing $946 under the 2017 statement of work and $32 under the 2016 statement of work for sales and marketing analytics, respectively.  As of June 30, 2017 and 2016, there are were $204 and $0 due in accounts payable to Axtria.  On July 20, 2017, the Company terminated the 2017 and 2016 statements of work with Axtria.

Since 2014, the Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide legal services to the Company, including with respect to general corporate, finance, securities law, regulatory and licensing matters.  The Company’s former Chief Medical Officer, Jonathan H. Talamo, M.D., who served as Chief Medical Officer from July 2016 until his resignation in June 2017, is married to a partner at WilmerHale, who has not participated in providing legal services to the Company.  The Company incurred fees for legal services rendered by WilmerHale of $205 and $284 for the three months ended June 30, 2017 and 2016, respectively.  The Company incurred fees for legal services rendered by WilmerHale of $489 and $479 for the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017 and 2016, there was $132 and $46, respectively, recorded in accrued expenses for WilmerHale.

13. Subsequent Event

On July 31, 2017, the Board of Directors approved a strategic restructuring to eliminate a portion of the Company’s workforce as part of an initiative to enhance operations and reduce expenses.

As part of this strategic restructuring, the Company eliminated 26 positions across the organization, representing approximately 19% of the Company’s workforce.  The Company expects to substantially complete the restructuring and to record the restructuring charges in the third quarter of 2017.  The Company currently anticipates incurring total restructuring costs of approximately $1.5 million, which includes severance, benefits and related costs.  Of the approximately $1.5 million in severance, benefits and related costs, the Company expects that approximately $0.9 million would be paid during the three months ended September 30, 2017 and approximately $0.4 million would be paid during the three months ended December 31, 2017, and the remaining approximately $0.2 million would be paid during 2018.

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

DEXTENZA

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel-based drug-eluting insert for intracanalicular use.  In September 2015, we submitted to the FDA a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain.  In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on procedures for manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  This 2017 CRL refers to deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection and states that the FDA has determined that it cannot approve the NDA in its present form.  We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified, including the presence of particulate matter in certain manufactured lots of DEXTENZA.  Following up on our initial response to the Form 483 in May 2017, we continue to provide the FDA with updates on our corrective actions in an effort to close out the Form 483 deficiencies.  Subject to the closing out of the Form 483, including process qualification which we believe will require consistently producing commercial lots, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  Adequate resolution of the outstanding Form 483 inspectional observations with the FDA New England District Office is a prerequisite to the approval of the NDA for

DEXTENZA, although the final decision as to the adequacy of our manufacturing processes is made by the FDA’s Center for Drug Evaluation and Research, or CDER, with input from CDER’s Office of Process and Facilities, as part of the NDA review process.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain.  The data from two of these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial are being used to support our NDA for post-surgical ocular pain.  Subject to receiving approval for the pain indication pursuant to our NDA, we plan to submit an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation.  We have also completed two Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis.  In October 2015, we announced topline results of our first Phase 3 clinical trial for allergic conjunctivitis, and in June 2016 we announced topline results of our second Phase 3 clinical trial for this indication.  Finally, DEXTENZA is in Phase 2 clinical development for the treatment of dry eye disease.  We announced topline results from Phase 2 clinical trial for this indication in December 2015.  We are assessing our plans for our dry eye program going forward and may focus future efforts on an intracanalicular insert containing an immunosuppressant drug.

OTX-TP

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog that reduces elevated intraocular pressure, or IOP, as its active pharmaceutical ingredient, into a hydrogel-based drug-eluting intracanalicular insert.  OTX-TP is being developed as a treatment for glaucoma and ocular hypertension.  We reported topline results from a Phase 2b clinical trial for this indication in October 2015.  We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two Phase 3 clinical trials of OTX-TP in September 2016. We expect topline efficacy data from the first Phase 3 clinical trial in the second half of 2018.  We plan to initiate the second Phase 3 clinical trial in 2017.

Intracameral Glaucoma (OTX-TIC) Product Candidate

We are conducting preclinical development of OTX-TIC, our product candidate, for the treatment of patients with moderate to severe glaucoma and ocular hypertension. OTX-TIC (extended-delivery travoprost) is a bioresorbable hydrogel insert incorporating travoprost that is designed to be an intracameral injection into the anterior chamber of the eye with an initial target duration of drug release of three to four months. Preclinical studies to date have demonstrated clinically meaningful intraocular pressure lowering and good pharmacokinetics in the aqueous humor.  We expect to initiate a pilot clinical study outside the United States in 2017 to assess safety and obtain initial efficacy data. The study is expected to be a prospective, single-center, randomized, double-masked, sham-controlled study to evaluate the safety, efficacy and tolerability of OTX-TIC compared to topical travoprost (eye drops) in up to 20 patients with open-angle glaucoma or ocular hypertension.  If the results from this trial are promising, we plan to advance to a Phase 2 clinical development program in the United States.

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

OTX-TKI

OTX-TKI is a preformed, bioresorbable hydrogel fiber depot with anti-angiogenic properties delivered by intravitreal tyrosine kinase inhibitor injection. TKIs have shown promise in the treatment of wet AMD. Currently OTX-

TKI is under initial preclinical investigation as a novel extended release drug product candidate.  In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of our OTX-TKI depot.  In this study, the OTX-TKI depot was well-tolerated, and high tissue levels of TKI were maintained for up to 6 months in Dutch belted rabbits. We plan to initiate a Phase 1 clinical trial to assess whether our OTX-TKI depot might deliver TKI to the posterior segment of the human eye for the treatment of VEGF induced retinal leakage for an extended duration later in 2017.

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

Additional Potential Areas for Growth

In addition to our focus on developing and commercializing innovative therapies for diseases and conditions of the eye, we are also assessing the future growth potential of the hydrogel platform technology in new areas of the body.  In order to properly evaluate and then execute upon any applications beyond the field of ophthalmology, we would need to negotiate and enter into an amendment to our existing license agreement with Incept, LLC, or Incept, or a new license agreement with Incept covering one or more additional such fields of use.

Financial Position

We have generated limited revenue to date.  All of our extended-delivery drug delivery products are in various phases of clinical and preclinical development.  We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability.  Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP.  Since inception, we have incurred significant operating losses.  Our net loss was $18.7 million and $34.7 million for the three and six months ended June 30, 2017, respectively.  As of June 30, 2017, we had an accumulated deficit of $208.6 million.

Our total cost and operating expenses were $18.8 million and $34.9 million for the three and six months ended June 30, 2017, respectively, including $2.1 million and $4.1 million in non-cash stock-based compensation expense and depreciation expense, respectively.  Our operating expenses have grown as we continue to pursue the clinical development of our most advanced product candidates, DEXTENZA and OTX-TP; continue the research and development of our other product candidates; continue the internal development of our intravitreal hydrogel depot for the sustained delivery of protein-based or small molecule anti-angiogenic drugs, such as anti-VEGF drugs and TKIs for the treatment of wet AMD and other back-of-the-eye diseases; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results.  In August 2017, we updated our DEXTENZA commercial plans and expect to realize savings in operating expenses, including personal costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.  As a result, we expect to incur lower sales and marketing expenses for our product candidates until we obtain marketing approval of DEXTENZA or any of our other product candidates.   In addition, we will continue to incur additional costs associated with operating as a public company.

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

In November 2016, we entered into an At-the-Market Sales Agreement, or the 2016 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  As of June 30, 2017, we have sold an aggregate of 534,216 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $4.4 million after underwriting discounts, commission and other offering expenses.  In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share.  The offering consisted of 3,571,429 shares of common stock sold by us.  We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts and expenses.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2018.        See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through June 30, 2017, we have generated limited amounts of revenue from the sales of our products.  Our ReSure Sealant product received premarket approval, or PMA, from the FDA in 2014.  We commenced sales of ReSure Sealant in 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2017.  ReSure Sealant is currently our only source of revenue from product sales.  We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

ReSure Sealant	$45	$94	$65	$171
DEXTENZA for post-surgical ocular inflammation and pain	516	842	871	1,693
DEXTENZA for allergic conjunctivitis	140	1,323	286	2,801
DEXTENZA for dry eye disease	—	43	6	84
OTX-TP for glaucoma and ocular hypertension	1,471	263	2,498	580
Unallocated expenses	5,945	4,413	11,120	8,722
Total research and development expenses	$8,117	$6,978	$14,846	$14,051

We expect that our expenses will increase in connection with our ongoing activities including costs related to clinical trials and other research and development activities for our DEXTENZA and OTX-TP product candidates and other research and development activities.

The successful development and commercialization of our product candidates is highly uncertain.  This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the scope, progress, outcome and costs of our clinical trials and other research and development activities;

•	the timing, receipt and terms of any marketing approvals;

•	the efficacy and potential advantages of our product candidates compared to alternative treatments, including any standard of care;

•	the market acceptance of our product candidates; and

•	significant and changing government regulation.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued development and commercialization of our product candidates.  We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs.  During the three and six months ended June 30, 2017 and 2016, we incurred selling and marketing expenses in connection with ReSure Sealant, which we began commercializing in 2014, and marketing expenses in preparation for a potential commercial launch of our product candidates.

In August 2017, we reorganized our DEXTENZA commercial plans and expect to realize savings in operating expenses, including personal costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.  As a result, we expect our selling and marketing expenses to decrease until we obtain marketing approval of our product candidates.

Other Income (Expense)

Interest Income.  Interest income consists primarily of interest income earned on cash and cash equivalents and marketable securities.  In the three and six months ended June 30, 2017 and 2016, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses and stock-based compensation.  We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  During the three months ended June 30, 2017, there were no material changes to our critical accounting policies.  Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 10, 2017 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue:
Product revenue	$438	$441	$(3)
Total revenue	438	441	(3)
Costs and operating expenses:
Cost of product revenue	104	105	(1)
Research and development	8,117	6,978	1,139
Selling and marketing	6,832	1,492	5,340
General and administrative	3,724	2,973	751
Total costs and operating expenses	18,777	11,548	7,229
Loss from operations	(18,339)	(11,107)	(7,232)
Other income (expense):
Interest income	113	80	33
Interest expense	(468)	(418)	(50)
Total other expense, net	(355)	(338)	(17)
Net loss	$(18,694)	$(11,445)	$(7,249)

Revenue

We generated $0.4 million of revenue during the three months ended June 30, 2017 from sales of our ReSure Sealant product compared to $0.4 million for the three months ended June 30, 2016.

Research and Development Expenses

	Three Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$45	$94	$(49)
DEXTENZA for post-surgical ocular inflammation and pain	516	842	(326)
DEXTENZA for allergic conjunctivitis	140	1,323	(1,183)
DEXTENZA for dry eye disease	—	43	(43)
OTX-TP for glaucoma and ocular hypertension	1,471	263	1,208
Unallocated expenses:
Personnel costs	3,829	2,777	1,052
All other costs	2,116	1,636	480
Total research and development expenses.	$8,117	$6,978	$1,139

Research and development expenses were $8.1 million for the three months ended June 30, 2017, compared to $7.0 million for the three months ended June 30, 2016.  Research and development costs increased by $1.1 million primarily due to an increase of $1.1 million in unallocated personnel costs and $0.5 million in unallocated all other costs offset by a decrease of $0.3 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of dry eye disease and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension.

For the three months ended June 30, 2017, we incurred $2.1 million in direct research and development expenses for our intracanalicular insert drug delivery product candidates for the front of the eye, including $0.5 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $0.1 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, and $1.5 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in a Phase 3 clinical trial.  In comparison, for the three months ended June 30, 2016, we incurred $2.5 million in direct research and development expenses for our extended-delivery drug delivery product candidates for the front of the eye, including $0.8 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $1.3 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $43,000 for our DEXTENZA product candidate for the treatment of dry eye disease which was in Phase 2 clinical trials and $0.3 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 2b clinical trials.  Unallocated research and development expense increased $1.5 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to an increase in personnel costs of $1.1 million due to additional hiring primarily in our clinical, regulatory and quality departments and an increase in stock-based compensation expense and $0.5 million in unallocated all other costs due to higher testing and laboratory costs.

Selling and Marketing Expenses

	Three Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,894	$581	$1,313
Professional fees	4,645	583	4,062
Facility related and other	293	328	(35)
Total selling and marketing expenses	$6,832	$1,492	$5,340

Selling and marketing expenses were $6.8 million for the three months ended June 30, 2017, compared to $1.5 million for the three months ended June 30, 2016.  The increase of $5.3 million was primarily due to an increase of $1.3 million in personnel costs relating to additional hiring and additional stock-based compensation expense and an increase of $4.1 million in professional fees including consulting, trade shows and conferences.  The increases in personnel costs and consulting expenses are primarily due to pre-commercialization activities undertaken in preparation for a potential launch of DEXTENZA for the treatment of post-surgical ocular inflammation subject to FDA approval.

General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$2,010	$1,580	$430
Professional fees	1,270	1,107	163
Facility related and other	444	286	158
Total general and administrative expenses	$3,724	$2,973	$751

General and administrative expenses were $3.7 million for the three months ended June 30, 2017, compared to $3.0 million for the three months ended June 30, 2016.  The increase of $0.8 million was primarily due to an increase of $0.4 million in personnel costs relating to additional hiring and stock-based compensation expense and an increase of $0.2 million in professional, insurance and consultant fees and an increase in facility-related and other costs of $0.2 million.  Professional fees increased primarily due to an increase in recruiting fees.

Other Income (Expense), Net

Other expense, net was $0.4 million for the three months ended June 30, 2017, compared to $0.3 million for the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue:
Product revenue	$913	$857	$56
Collaboration revenue	—	42	(42)
Total revenue	913	899	14
Costs and operating expenses:
Cost of product revenue	219	204	15
Research and development	14,846	14,051	795
Selling and marketing	12,859	2,881	9,978
General and administrative	7,000	5,379	1,621
Total costs and operating expenses	34,924	22,515	12,409
Loss from operations	(34,011)	(21,616)	(12,395)
Other income (expense):
Interest income	205	167	38
Interest expense	(911)	(836)	(75)
Total other expense, net	(706)	(669)	(37)
Net loss	$(34,717)	$(22,285)	$(12,432)

Revenue

We generated no revenue from our feasibility agreements during the six months ended June 30, 2017 compared to $42,000 for the six months ended June 30, 2016. We generated $0.9 million of revenue during the six months ended June 30, 2017 from sales of our ReSure Sealant product compared to $0.9 million for the six months ended June 30, 2016.

Research and Development Expenses

	Six Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$65	$171	$(106)
DEXTENZA for post-surgical ocular inflammation and pain	871	1,693	(822)
DEXTENZA for allergic conjunctivitis	286	2,801	(2,515)
DEXTENZA for dry eye disease	6	84	(78)
OTX-TP for glaucoma and ocular hypertension	2,498	580	1,918
Unallocated expenses:
Personnel costs	7,329	5,566	1,763
All other costs	3,791	3,156	635
Total research and development expenses	$14,846	$14,051	$795

Research and development expenses were $14.8 million for the six months ended June 30, 2017, compared to $14.1 million for the six months ended June 30, 2016. Research and development costs increased by $0.8 million primarily as a result of an increase of $1.8 million in unallocated personnel costs and $0.6 million in all other costs, partially offset by a decrease of $1.5 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of dry eye and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension.

For the six months ended June 30, 2017, we incurred $3.7 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.9 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $0.3 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $6,000 for our DEXTENZA product candidate for the treatment of dry eye disease which was in a Phase 2 clinical trial and $2.5 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 2b clinical trials. For the six months ended June 30, 2016, we incurred $5.2 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $1.7 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $2.8 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $0.1 million for our DEXTENZA product candidate for the treatment of dry eye disease which was in a Phase 2 clinical trial and $0.6 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 2b clinical trials.  Unallocated research and development expense increased $2.4 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to an increase in personnel costs of $1.8 million due to additional hiring primarily in our clinical, regulatory and quality department, an increase in stock-based compensation expense and an increase of $0.6 million due to higher testing and laboratory costs.

Selling and Marketing Expenses

	Six Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$3,357	$1,177	$2,180
Professional fees	8,815	1,149	7,666
Facility related and other	687	555	132
Total selling and marketing expenses	$12,859	$2,881	$9,978

Selling and marketing expenses were $12.9 million for the six months ended June 30, 2017, compared to $2.9 million for the six months ended June 30, 2016. The increase of $10.0 million was primarily due to an increase of $2.2 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $7.7 million in professional fees including consulting, trade shows and conferences and an increase of $0.1 million in facility-related and other costs.   The increases in personnel costs and consulting expenses are primarily due to pre-commercialization activities undertaken in preparation for a potential launch of DEXTENZA for the treatment of post-surgical ocular inflammation subject to FDA approval.

General and Administrative Expenses

	Six Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$3,732	$2,817	$915
Professional fees	2,469	1,976	493
Facility related and other	799	586	213
Total general and administrative expenses	$7,000	$5,379	$1,621

General and administrative expenses were $7.0 million for the six months ended June 30, 2017, compared to $5.4 million for the six months ended June 30, 2016. The increase of $1.6 million was primarily due to an increase of $0.9 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $0.5 million in professional, insurance and consultant fees and an increase of $0.2 million in facility-related and other costs. Professional increased primarily due to an increase in consulting fees of $0.5 million relating to recruiting fees.

Other Income (Expense), Net

Other expense, net was $0.7 million for the six months ended June 30, 2017, compared to $0.7 million for the six months ended June 30, 2016.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses.  As of June 30, 2017, we had an accumulated deficit of $208.6 million.  We have generated limited revenue to date.  In 2014, we began recognizing revenue from sales of ReSure Sealant.  All of our sustained drug delivery products are in various phases of clinical and preclinical development.  We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability.  Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP.

Through June 30, 2017, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities.  In November 2016, we entered into the 2016 ATM Agreement with Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  Through June 30, 2017, we have sold 534,216 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $4.4 million after underwriting discounts, commission and other offering expenses.  In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share.  The offering consisted of 3,571,429 shares of common stock sold by us.  We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts and expenses.

In March 2017, we amended our credit facility to increase the total commitment to $38.0 million including $18.0 million of borrowings drawn at closing, which was used primarily to pay-off outstanding balances on the facility as of the closing date, and options on two additional tranches of $10.0 million, each contingent on regulatory and commercial milestones for DEXTENZA that we have not yet achieved.  The interest-only payment period was extended through February 1, 2018 and there are provisions to further extend the interest-only period based on the achievement of certain milestones.  See “—Contractual Obligations and Commitments” for additional information.

As of June 30, 2017, we had cash and cash equivalents and marketable securities of $66.0 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.  In August 2017, we announced that we expected to realize savings in operating expenses, including personal costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.  Based on our current plans and forecasted expenses, with these costs savings, we believe that existing cash and cash equivalents and marketable securities will fund operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2018.

Cash Flows

 The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2017	2016

Cash used in operating activities	$(25,708)	$(19,058)
Cash provided by investing activities	26,548	36,630
Cash provided by (used in) financing activities	29,273	(186)
Net increase in cash and cash equivalents	$30,113	$17,386

Operating activities.  Net cash used in operating activities was $25.7 million for the six months ended June 30, 2017, primarily resulting from our net loss of $34.7 million partially offset by non-cash charges of $4.3 million.  Our net loss was primarily attributed to research and development activities, selling and marketing expenses as we increased pre-commercialization activities in advance of the potential approval of DEXTENZA, and our general and administrative expenses.  Our net non-cash charges during the six months ended June 30, 2017 consisted primarily of $4.1 million of stock-based compensation expense and depreciation expense.  Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2017 consisted primarily of an increase in accounts payable and accrued expenses of $5.2 million and an increase in prepaid expenses and other current assets of $0.6 million.  The changes in prepaid expenses and other current assets, accounts payable and accrued expenses were due to increased product development activities, pre-commercialization activities and the timing of vendor invoicing and payments.

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

Investing activities.  Net cash provided by investing activities for the six months ended June 30, 2017 totaled $26.5 million and for the six months ended June 30, 2016 totaled $36.6 million.  For the six months ended June 30, 2017, net cash provided is primarily due to the maturity of marketable securities of $35.2 million offset by the purchase of marketable securities of $3.0 million.  For the six months ended June 30, 2016, net cash provided is primarily due to the maturities of marketable securities of $50.0 million offset by the purchase of marketable securities of $11.5 million and in increase in restricted cash of $1.5 million.  For the six months ended June 30, 2017, the purchases of property and equipment, primarily laboratory equipment was $5.7 million.  For the six months ended June 30, 2016, the purchases of property and equipment, primarily laboratory equipment was $0.4 million.

Financing activities.  Net cash provided by financing activities for the six months ended June 30, 2017 was $29.3 million and net cash used in financing activities for the six months ended June 30, 2016 was $0.2 million.  Net cash provided by financing activities for the six months ended June 30, 2017 consisted primarily of proceeds from our follow-on offering in January 2017 and the 2016 ATM Agreement of $27.1 million, net of underwriting discounts and other offering expenses and $2.4 million (net) in borrowings under our amended credit facility, $0.2 million from issuance of common stock pursuant to our employee stock purchase plan offset by $0.4 million for insurance costs financed by a third party.  Net cash used in financing activities for the six months ended June 30, 2016 consisted of payments of $0.4 million for insurance costs financed by a third party offset by proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.1 million and $0.1 million from the exercise of common stock options.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources focused on the potential launch of our product candidates, subject to receiving FDA approval.

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

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2018.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities, including our NDA for DEXTENZA;

•	the level of product sales from any additional products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA and OTX-TP;

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

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the outcome of any legal actions against us, including the current lawsuits described under “Part II, Item I — Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2017 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease commitments	$13,959	$1,608	$2,469	$2,610	$7,272
Purchase commitments	2,872	2,316	556	—	—
New facility improvements, net	122	122	—	—	—
Manufacturing commitments	1,680	840	840	—	—
Debt obligations including interest	21,770	4,041	13,938	3,791	—
Total	$40,403	$8,927	$17,803	$6,401	$7,272

In the table above, we set forth our enforceable and legally binding obligations and future commitments at June 30, 2017, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at June 30, 2017.  Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors.  Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in June 2017, June 2018 and July 2027.

In June 2016, we entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space.  The lease term commenced on February 1, 2017 and expires on July 31, 2027.  No base rent will be due under the lease until August 1, 2017.  The initial annual base rent is approximately $1.2 million and will increase annually beginning on February 1 of each year.  We are obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises.  We posted a customary letter of credit in the amount of $1.5 million as a security deposit.  We relocated our corporate headquarters to the new leased premises during June 2017 and are evaluating the potential relocation of our manufacturing operations to the new leased premises.  The lease agreement allows for a construction allowance not to exceed approximately $2.8 million to be applied to the total construction costs of the new leased premises.  The construction allowance must be used on or before December 31, 2017, or it will be deemed forfeited with no further obligation by the landlord of the new leased premises.  As of June 30, 2017, we have billed the landlord for $2.3 million and received payments of $1.7 million from the landlord.

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

In December 2015, we amended the credit facility to increase the aggregate principal amount to $15.6 million.  The amended facility provided for monthly, interest-only payments on outstanding borrowings through December 2016.  Thereafter, we were required to pay thirty-six consecutive, equal monthly installments of principal and interest through December 1, 2019.  In March 2017, we further amended the credit facility to increase the total commitment to $38.0 million including $18.0 million of borrowings drawn at closing, which was used primarily to pay-off outstanding balances on the facility as of the closing date, and options on two additional tranches of $10.0 million each contingent upon regulatory and commercial milestones that we have not yet achieved.  The interest-only payment period was extended through February 1, 2018 and can be further extended upon the achievement of certain regulatory and commercial milestones.  There are no financial covenants associated with the credit facility.  There are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making investments; and engaging in certain other business transactions.  The obligations under the credit facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.  The credit facility is secured by substantially all of our assets except for our intellectual property, which is subject to a negative pledge.

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

In October 2016, we entered into the Collaboration Agreement with Regeneron.  If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan.  We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances.  We have not included in the table above any payments to Regeneron under this Collaboration Agreement as the timing of such payments is not known.  Regeneron will be responsible for funding an initial preclinical tolerability study.  We do not expect our funding requirements to be material over the next twelve months.  If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of June 30,  2017, we had cash and cash equivalents and marketable securities of $66.0 million, which consisted of money market funds, United States treasury notes and government agency notes.  We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S.  interest rates, particularly because our investments are in short-term securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 7, 2017, a putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, captioned Thomas Gallagher v. Ocular Therapeutix, Inc, et al., Case No. 2:17-cv-05011. The complaint purports to be brought on behalf of shareholders who purchased our common stock between May 5, 2017 and July 6, 2017. The complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the Form 483 issued by the FDA related to DEXTENZA and our manufacturing operations for DEXTENZA. The complaint seeks unspecified damages, attorneys’ fees, and other costs.

On July 12, 2017, a second putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, captioned Dylan Caraker v. Ocular Therapeutix, Inc, et al., Case No. 2:17-cv-05095. The complaint purports to be brought on behalf of shareholders who purchased our common stock between May 5, 2017 and July 6, 2017. The complaint includes allegations similar to those made in the Gallagher complaint, and seeks similar relief.

On August 3, 2017, a third putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, captioned Shawna Kim  v. Ocular Therapeutix, Inc., et al., Case No. 2:17-cv-05704. The complaint purports to be brought on behalf of shareholders who purchased our common stock between March 10, 2016 and July 11, 2017. The complaint includes allegations similar to those made in the Gallagher complaint, and seeks similar relief.

On July 11, 2017, a purported shareholder derivative lawsuit was filed against us, certain of our current and former executive officers, certain current and former board members, and the company as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Robert Corwin v. Sawhney et al., Case No. 1:17-cv-11270.  The complaint generally alleges that the individual defendants breached fiduciary duties owed to the company by making allegedly false and/or misleading statements concerning the Form 483 related to DEXTENZA and our manufacturing operations for DEXTENZA.  The complaint purports to assert claims against the individual defendants for breach of fiduciary duty, and seeks to recover on behalf of the company for any liability the company incurs as a result of the individual defendants’ alleged misconduct.  The complaint also seeks contribution on behalf of the company from all individual defendants for their alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

On July 19, 2017, a second purported shareholder derivative lawsuit was filed against us, certain of our current and former executive officers, all current board members, one former board member, and the company as a nominal defendant, in Massachusetts Superior Court (Suffolk County), captioned Angel Madera v. Sawhney et al., Case. No. 17-2273.  The complaint includes allegations similar to those made in the Corwin complaint.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeks to recover on behalf of the company for any liability the company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs.

We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business.

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

Since inception, we have incurred significant operating losses.  Our net losses were $39.7 million for the year ended December 31, 2015, $44.7 million for the year ended December 31, 2016 and $34.7 million for the six months ended June 30, 2017.  As of June 30, 2017, we had an accumulated deficit of $208.6 million.  Through June 30, 2017, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities.  We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and in preparation for a potential commercial launch of DEXTENZA.  We expect to continue to incur significant expenses and operating losses over the next several years.  Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

We may never succeed in these activities and may never generate revenue that is sufficient or great enough to achieve profitability.  In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our new drug application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain.  In the CRL, the concerns raised by the FDA pertain to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office, or the District Office, in February 2016 that were documented on FDA Form 483.  In November 2016, we received notice from the District Office accepting that our responses satisfactorily addressed the remaining corrective actions in the Form 483.  Since receiving the CRL, we have also had ongoing communications with the FDA, including the New England District Office and offices within the Center for Drug Evaluation and Research, or CDER, including the Office of Process and Facilities, with regard to the manufacturing issues and our plan for a resubmission of our NDA.  In January 2017, we resubmitted our NDA.    Following a re-inspection of manufacturing operations by the FDA which was completed in early May 2017, we received an FDA Form 483 containing inspectional observations focused on procedures for manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  This 2017 CRL refers to deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection and states that the FDA has determined that it cannot approve the NDA in its present form.  We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified, including the presence of particulate matter in certain manufactured lots of DEXTENZA.  Following up on our initial response to the Form 483 in

May 2017, we continue to provide the FDA with updates on our corrective actions in an effort to close out the Form 483 deficiencies.  Subject to closing out of the Form 483, including process qualification which we believe will require consistently producing commercial lots, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  Adequate resolution of the outstanding Form 483 inspectional observations with the District Office is a prerequisite to the approval of the NDA for DEXTENZA, although the final decision as to the adequacy of our manufacturing processes is made by CDER, with input from the Office of Process and Facilities, as part of the NDA review process.  If we are unable to resolve these inspectional observations in a timely manner, our resubmission of our NDA and its potential approval would be delayed or prevented.

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

As of June 30, 2017, we had cash and cash equivalents and marketable securities of $66.0 million.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the third quarter of 2018.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  Our future capital requirements will depend on many factors, including:

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities, including our NDA for DEXTENZA;

•	the level of product sales from any additional products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA and OTX-TP;

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

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the outcome of any legal actions against us, including the current lawsuits described under “—Item 1—Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

We have a significant amount of indebtedness.  In March 2017, we amended our credit facility to increase the total commitment of $38.0 million, including $18.0 million of borrowings drawn at closing, and options on two additional tranches of $10.0 million, each contingent upon regulatory and commercial milestones that we have not yet achieved.  The interest-only payment period was extended through February 1, 2018 and can be further extended upon the achievement of certain regulatory and commercial milestones.  Our obligations under this facility are secured by all of our assets other than our intellectual property.  Our intellectual property rights are subject to a negative pledge arrangement under the facility.  We could in the future incur additional indebtedness beyond such amounts.

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

According to the trial protocols, the two primary efficacy endpoints in our completed Phase 2 and the first two Phase 3 clinical trials are fixed sequence endpoints.  As such, a statistical analysis of the trial results required that we first assess the primary endpoint regarding absence of inflammatory cells in the study eye.  The protocol and statistical analysis plan for the trial did not contemplate assessing the primary endpoint regarding absence of pain in the study eye in the event the clinical trial of DEXTENZA did not meet the first primary endpoint with statistical significance.  The FDA has informed us that the hierarchy of the two primary endpoints for post-surgical ocular inflammation and pain is applicable in connection with their review of our NDA seeking approval for DEXTENZA for an ocular pain indication.  However, the FDA has also informed us that pain endpoints from the Phase 2 and first two Phase 3 trials, with respect to which we received favorable data, would support the NDA submission.  Therefore, in September 2015, we submitted to the FDA an NDA for DEXTENZA for an ocular pain indication using the existing data from our completed Phase 2 and first two Phase 3 clinical trials notwithstanding the FDA’s comment regarding the applicability of the hierarchy of the two primary endpoints in our completed Phase 2 and Phase 3 clinical trials.  In July 2017, we received a CRL from the FDA regarding our resubmitted NDA for DEXTENZA stating that the FDA has determined that it cannot approve the NDA in its present form.  In the CRL, the concerns raised by the FDA pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility.  In our response to the FDA regarding these deficiencies, we also had to furnish a safety update regarding all completed trials of DEXTENZA, regardless of indication, dosage form or dose level.

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

In our two pilot studies of OTX-TP for the treatment of glaucoma and ocular hypertension and our Phase 2a clinical trial of OTX-TP for the same indication, the most common adverse event was inflammatory reaction of the eyelids and ocular surface, which was noted in three patients in our pilot studies and in five patients in our Phase 2a clinical trial.  No hyperemia-related adverse events were noted in any of the patients treated with OTX-TP in our Phase 2b clinical trial.  There were no serious adverse events reported in our Phase 2b clinical trial; however, two OTX-TP subjects and two timolol subjects discontinued study participation due to ocular adverse events.  Ocular adverse events were reported for 39.4% and 37.5% of subjects in the OTX-TP and timolol groups, respectively.  The most frequently reported ocular adverse events were dacryocanaliculitis, or inflammation of the lacrimal ducts, acquired dacryostenosis, or closing of the tear ducts, and eyelid edema.  In the Phase 2b clinical trial, inflammatory reaction at the administration site (punctal area) and lacrimal structure injury were each noted in one OTX-TP subject as compared to higher percentages in prior trials.  In the Phase 2b trial, the majority of ocular adverse events, including the most frequently reported adverse events, were assessed by the investigators as treatment related.  However, many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.  In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment.

We may not be successful in our efforts to develop product candidates based on our bioresorbable hydrogel technology platform other than ReSure Sealant or expand the use of our bioresorbable hydrogel technology for treating additional diseases and conditions.

We are currently directing all of our development efforts towards applying our proprietary bioresorbable hydrogel technology platform to product candidates that are designed to provide extended delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs.  We have a number of product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other front-of-the-eye diseases and conditions.  We are also developing a hydrogel-based drug delivery depot designed to release therapeutic antibodies and small molecules such as tyrosine kinase inhibitors, or TKIs, to modulate the biologic activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD.  In October 2016, we entered into a collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.  Our existing product candidates and any other potential product candidates that we or our collaborators identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  We are also considering the future growth potential of the hydrogel platform technology in new areas of the body. If we do not successfully develop and commercialize our product candidates that we or our current or future collaborators develop based upon our technological approach, we will not be able to obtain substantial product revenues or revenue from collaboration agreements, including our collaboration with Regeneron, in future periods.

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

Risks Related to Manufacturing

We will need to upgrade and expand our manufacturing facility or relocate to another facility and to augment our manufacturing personnel and processes in order to meet our business plans.  If we fail to do so, we may not have sufficient quantities of our products or product candidates to meet our commercial and clinical trial requirements.

We manufacture ReSure Sealant and our product candidates for use in clinical trials, research and development and commercial efforts at our multi-product facility located in Bedford, Massachusetts.  In order to meet our business plan, which contemplates our scaling up manufacturing processes to support our product candidate development programs and the potential commercialization of these product candidates, we will need to upgrade and expand our existing manufacturing facility, or relocate to another manufacturing facility, add manufacturing personnel and ensure that validated processes are consistently implemented in our facility or facilities.  The upgrade and expansion of our facility, or the relocation to an additional facility, will require additional regulatory approvals.  In addition, it will be costly and time-consuming to expand our facility or relocate to another facility and recruit necessary additional personnel.  If we are unable to expand our manufacturing facility or relocate to another facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates and meeting customer demand for ReSure Sealant, which could materially damage our business and financial position.

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business.  These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation.  Following an inspection by the FDA in March 2015, for example, we received an FDA Form 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting.  We submitted our response, which was accepted by the FDA, and updated our procedures.  In addition, in February 2016, as part of the review of our NDA for DEXTENZA, the FDA conducted a pre-NDA approval inspection of our manufacturing operations.  As a result of this inspection, we received an FDA Form 483 containing inspectional observations focused on process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes.  We addressed some observations before the inspection was closed and responded to the FDA with a corrective action plan to complete the inspection process.  In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to the deficiencies in manufacturing process and controls identified during the pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office in February 2016 that were documented on the February Form 483.  On January 23, 2017, we announced that we had resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in early May 2017, we received an FDA Form 483 containing inspectional observations focused on procedures for manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  This 2017 CRL refers to deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection and states that the FDA has determined that it cannot approve the NDA in its present form.  To resolve the deficiencies which have been identified, including the presence of particulate matter in certain manufactured lots of DEXTENZA, we will, among other things, need to repeat process qualification procedures which we believe will require us to consistently produce commercial lots. Adequate resolution of the outstanding Form 483 inspectional observations with the District Office is a prerequisite to the approval of the NDA for DEXTENZA, although the final decision as to the adequacy of our manufacturing processes is made by CDER, with input from the Office of Process and Facilities, as part of the NDA review process.  If we are unable to resolve these inspectional observations in a timely manner, our resubmission of our NDA and its potential approval would be delayed or prevented.

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

If our manufacturing facility or the equipment in it is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all.  In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another facility or to a third party.  Even if we could transfer our manufacturing to another facility or a third party, the shift would likely be expensive and time-consuming, particularly since any new facility would need to comply with the necessary regulatory requirements and to be inspected and qualified.  We would also need FDA approval before any products manufactured at that facility could be used for clinical or commercial supply.  Such an event could delay our clinical trials or reduce our product sales.

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

We have limited experience in the sale, marketing and distribution of drug and device products.  To achieve commercial success for ReSure Sealant and any product candidate for which we obtain marketing approval, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties.  We commercially launched ReSure Sealant in February 2014 on a region by region basis in the United States through a network of independent distributors.  In early 2017, we terminated these distributors and hired a contract sales force of four representatives to sell ReSure Sealant.  We have subsequently terminated the agreement with the contract sales force to sell ReSure Sealant.

We may determine to build a direct sales force to sell DEXTENZA, if approved for marketing, and may initially use a contract sales organization to staff a dedicated team of sales representatives.  We may also consider co-promotional arrangements with larger ophthalmology companies.  We expect that a direct sales force will be required to effectively market and sell OTX-TP, if approved for marketing.  We will also rely on Regeneron to commercialize our extended-delivery hydrogel depot in combination with Regeneron’s large molecule VEGF-targeting compounds.  Because we have not historically evaluated whether to seek regulatory approval for any of our product candidates outside of the United States, pending potential receipt of regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our product candidates in any international markets.  If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval.  These may include independent distributors, pharmaceutical companies or our own direct sales organization.

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

Subject to the approval of the NDA resubmission we expect to file with the FDA for DEXTENZA for the treatment of post-surgical ocular pain, we will apply for a transitional pass-through reimbursement status, or C code, for DEXTENZA from the Centers for Medicare and Medicaid Services, or CMS.  We expect pass-through status would remain in effect for up to three years depending on when we apply for and receive this reimbursement code.  We have submitted an application to the CMS for a J code for DEXTENZA and expect to submit to the CMS for a standard J code for our OTX-TP product candidate, if our clinical trials are successful and if our NDA filings and sNDA are approved by the FDA.  There are no assurances that we will be successful in obtaining and retaining reimbursement for our product candidate.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our ReSure Sealant and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties.  There is considerable intellectual property litigation in the biotechnology, medical device, and pharmaceutical industries.  We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect.  Moreover, we may become party to future adversarial proceedings or litigation regarding our licensed patent portfolio or the patents of third parties.  Such proceedings could also include contested post-grant proceedings such as oppositions, inter partes review, reexamination, interference or derivation proceedings before the USPTO or foreign patent offices.  The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend.  Litigation and contested proceedings can also be expensive and time-

consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensor can.  The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company.  Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.  We may not be aware of all such intellectual property rights potentially relating to our product candidates and their uses.  Thus, we do not know with certainty that ReSure Sealant or any of our product candidates, or our commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.

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

Under the terms of our license agreement with Incept, we have agreed to assign to Incept our rights in any patent application filed at any time in any country for which one or more inventors are under an obligation of assignment to us.  These assigned patent applications and any resulting patents are included within the specified patents owned or controlled by Incept to which we receive a license under the agreement.  Incept has retained rights to practice the patents and technology licensed to us under the agreement for all purposes other than for researching, designing, developing, manufacturing and commercializing products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions.  As a result, termination of our agreement with Incept, based on our failure to comply with this or any other obligation under the agreement, would cause us to lose our rights to important intellectual property or technology upon which our business depends.  Additionally, the field limit of the license and the requirement that we assign to Incept our rights in any patent application restricts our ability to expand our business outside of ophthalmology.  In particular, if we determine to pursue a strategy of expanding the use of the hydrogel technology outside of the field of ophthalmology, we would need to negotiate and enter into an amendment to our existing license agreement with Incept or a new license agreement with Incept covering one or more additional such fields of use.  We may not be able to obtain any such required amendment or new license on commercially reasonable terms or at all.

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

As part of its review to date of the NDA for DEXTENZA for post-surgical ocular pain, the FDA has completed inspections of three sites from our two completed Phase 3 clinical trials for compliance with the study protocol and Good Clinical Practices.  During the first of these inspections, the FDA identified storage temperature excursions for the investigational product that is labeled to be stored in a refrigerated condition between two degrees and eight degrees Celsius.  We also had previously addressed a minor temperature deviation report during the conduct of the Phase 3 trials and communicated a response to the trial sites.  In addition, while investigating the report stemming from the FDA inspection, several more noteworthy temperature excursions were found to have occurred that had not been fully reported.  Because of the limited nature of the temperature excursions and historical product testing, including testing on product stored at elevated temperatures, we believe it is unlikely that drug product performance was significantly impacted.  We have also implemented a corrective action plan to address clinical compliance and prevent recurrence in other clinical studies.  However, if the FDA determines as part of its review of our NDA that the temperature excursions and associated protocol deviations compromised any of the results from our completed Phase 3 clinical trials, the FDA may request additional site specific data analyses or even exclude certain study subjects from sites in which the temperature excursions were determined to be significant in duration before considering approval of the NDA.

The FDA has also completed two inspections of our manufacturing facility in connection with our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  After each inspection, we received a Form 483 from the FDA pertaining to deficiencies in our manufacturing processes identified during such inspection.  After we responded to the issues which had been identified with corrective action plans, we subsequently received a CRL from the FDA.  Following the July 2016 CRL, we resubmitted our NDA to the FDA in January 2017.  After the May 2017 inspection, we received a Form 483 from the FDA focused on procedures from manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  We received a CRL regarding these and other matters in July 2017.  We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified in the Form 483, including the presence of particulate matter in certain manufactured lots of DEXTENZA.  Following up on our initial response to the Form 483 in May 2017, we continue to provide the FDA with updates on our corrective actions in an effort to close out the Form 483 deficiencies.  Subject to closing out of the Form 483, including process qualification which we believe will require consistently producing commercial lots, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  However, if we are unable to address such issues successfully or if the FDA determines that the actions we have taken or will take to remediate such issues to be inadequate, our ability to commercialize any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

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

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;

•expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

•extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•expansion of eligibility criteria for Medicaid programs;

•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•new requirements to report certain financial arrangements with physicians and teaching hospitals;

•a new requirement to annually report product samples that manufacturers and distributors provide to physicians;

•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•a new Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products; and

•established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

With the new Administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA.  In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

At the same time, Congress has focused on additional legislative changes, including in particular repeal and replacement of certain provisions of the ACA.  To those ends, on May 4, 2017, the US House of Representatives passed the American Health Care Act, or AHCA.  On the other hand, the Senate has considered but not passed the AHCA and other legislative proposals leading to new healthcare reform legislation.  In addition, while the Trump Administration has threatened to allow the ACA to implode, a bipartisan group of legislators is working to address certain perceived problems with the ACA.  Accordingly, it remains to be seen whether new legislation modifying the ACA is enacted and, if so, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare.  It is possible that these legislative initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits.  It is also possible that some ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.  At this point, healthcare reform and its impacts on the Company are highly uncertain in many respects.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures.  The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States.  In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

We remain highly dependent on the research and development, clinical and business development expertise of Amar Sawhney, Ph.D., our Executive Chairman of the Board of Directors and former President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team, including Antony Mattessich, our new President and Chief Executive Officer.  Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.  We maintain “key person” insurance for Dr. Sawhney, but we do not have any such insurance for any of our other executives or other employees.

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

Although we recently had a reduction in workforce primarily related to sales and marketing personnel, we expect our drug development, clinical, regulatory affairs, and manufacturing teams to grow in the short-term and may regrow our sales and marketing capabilities in the longer term if we are able to resubmit our NDA for DEXTENZA. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.  In 2016, we entered into a lease agreement for new general office research and development and manufacturing space.  We relocated our corporate headquarters to the new leased premises during June 2017 and are evaluating the relocation of our manufacturing operations to the new leased premises.  Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations, or recruit and train additional qualified personnel.  The expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company.  We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize DEXTENZA, OTX-TP or our other product candidates or if our commercial launch of ReSure Sealant is unsuccessful.  As described in “Part II, Item 1  ̶  Legal Proceedings,” we and certain if our current and former executive officers and current and former board members have been named as defendants in purported class action lawsuits and derivative lawsuits.  These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

We are currently subject to class action and shareholder derivative litigation due to stock price volatility, which could distract our management and could result in substantial costs or large judgments against us.

In July 2017, we experienced a decline in our stock price following our announcement that we had received notice of the FDA’s determination that it could not approve our NDA for DEXTENZA in its present form. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In July 2017, class action lawsuits were filed against us and certain of our current executive officers in the United States District Court for the District of New Jersey. In addition, in July 2017, shareholder derivative actions were filed against certain of our current executive officers, all current board members, one former board member, and against the company as nominal defendant, in the United States District Court for the District of Massachusetts and in Massachusetts Superior Court (Suffolk County).  Due to the volatility in our stock price, we may be the target of similar litigation in the future.

In connection with such litigation, we could incur substantial costs and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On June 20, 2017, we  issued to our new President and Chief Executive Officer a stock option to purchase 590,000 shares of our common stock at an exercise price of $10.94 per shares.  This option was an inducement grant issued outside our existing equity compensation plan in accordance with NASDAQ listing rule 5635(c)(4). We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying this stock option prior to the time at which this option becomes exercisable.

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

OCULAR THERAPEUTIX, INC.

Date: August 8, 2017	By:	/s/ George Migausky
George Migausky
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Amendment to Employment Agreement, by and between Ocular Therapeutix, Inc. and Amarpreet S. Sawhney, dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.1

10.2	Employment Agreement, by and between Ocular Therapeutix, Inc. and Antony C. Mattessich, dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.1

10.3	Non-Statutory Stock Option Agreement, by and between Ocular Therapeutix, Inc. and Antony C. Mattessich, dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.1

10.4	Offer Letter Agreement, by and between Ocular Therapeutix, Inc. and George Migausky, dated as of April 6, 2017					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X