Form 10-Q
period 2017-09-30
OCULAR THERAPEUTIX, INC
filed 2017-11-07
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 29,437,393 shares of Common Stock, $0.0001 par value per share, outstanding.

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

•

our ongoing and planned clinical trials, including our Phase 3 clinical trial of DEXTENZA™ for the treatment of allergic conjunctivitis, our Phase 2 clinical trial of DEXTENZA for the treatment of dry eye disease and our Phase 3 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension;

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

•

the preclinical development of our intravitreal depot with protein-based or small molecule drugs, including tyrosine kinase inhibitors, or TKIs, for the treatment of wet age-related macular degeneration, or wet AMD, and other retinal diseases;

•

our strategic collaboration, option and license agreement with Regeneron Pharmaceuticals, Inc.  under which we are collaborating on the development of an extended-delivery formulation of the vascular endothelial growth factor, trap aflibercept, currently marketed under the brand name Eylea,  for the treatment of wet AMD, and other serious retinal diseases;

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

•	our intellectual property position;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the impact of government laws and regulations;

•	the outcome of any legal actions against us;

•	our ability to continue as a going concern; and

•	our competitive position.

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

Ocular Therapeutix, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$51,165	$32,936
Marketable securities	—	35,209
Accounts receivable	278	250
Inventory	127	113
Prepaid expenses and other current assets	883	1,390
Total current assets	52,453	69,898
Property and equipment, net	10,218	3,313
Restricted cash	1,728	1,728
Total assets	$64,399	$74,939
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,599	$2,116
Accrued expenses and deferred rent	4,353	4,635
Notes payable, net of discount, current	3,993	1,549
Total current liabilities	10,945	8,300
Deferred rent, long-term	3,608	537
Notes payable, net of discount, long-term	13,924	14,094
Total liabilities	28,477	22,931
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 29,388,131 and 25,024,100 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	260,082	225,889
Accumulated deficit	(224,163)	(173,879)
Accumulated other comprehensive loss	—	(5)
Total stockholders’ equity	35,922	52,008
Total liabilities and stockholders’ equity	$64,399	$74,939

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$523	$477	$1,436	$1,334
Collaboration revenue	—	—	—	42
Total revenue	523	477	1,436	1,376
Costs and operating expenses:
Cost of product revenue	125	112	344	316
Research and development	8,126	5,686	22,972	19,737
Selling and marketing	3,238	1,294	16,097	4,175
General and administrative	4,230	2,623	11,230	8,002
Total costs and operating expenses	15,719	9,715	50,643	32,230
Loss from operations	(15,196)	(9,238)	(49,207)	(30,854)
Other income (expense):
Interest income	115	69	320	236
Interest expense	(491)	(426)	(1,402)	(1,262)
Other income (expense), net	5	(1)	5	(1)
Total other expense, net	(371)	(358)	(1,077)	(1,027)
Net loss	(15,567)	(9,596)	$(50,284)	$(31,881)
Net loss per share, basic and diluted	$(0.54)	$(0.39)	$(1.76)	$(1.29)
Weighted average common shares outstanding, basic and diluted	29,087,654	24,853,880	28,601,179	24,792,087
Comprehensive loss:
Net loss	$(15,567)	$(9,596)	$(50,284)	$(31,881)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	—	(5)	5	73
Total other comprehensive (loss) income	—	(5)	5	73
Total comprehensive loss	$(15,567)	$(9,601)	$(50,279)	$(31,808)

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(50,284)	$(31,881)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,212	4,233
Non-cash interest expense	309	106
Depreciation and amortization expense	1,097	628
(Gain)/loss on disposal of property and equipment	(5)	1
Purchase of premium on marketable securities	(3)	(17)
Amortization of premium on marketable securities	17	173
Changes in operating assets and liabilities:
Accounts receivable	(28)	(50)
Prepaid expenses and other current assets	507	884
Inventory	(14)	8
Accounts payable	163	(289)
Accrued expenses and deferred rent	2,939	(143)
Deferred revenue	—	(42)
Net cash used in operating activities	(40,090)	(26,389)
Cash flows from investing activities:
Purchases of property and equipment	(7,688)	(1,239)
Proceeds from sale of property and equipment	5	2
Change in restricted cash	—	(1,500)
Purchases of marketable securities	(3,000)	(14,000)
Maturities of marketable securities	38,200	64,684
Net cash provided by investing activities	27,517	47,947
Cash flows from financing activities:
Proceeds from issuance of notes payable	3,700	—
Proceeds from exercise of stock options	179	153
Proceeds from issuance of common stock pursuant to employee stock purchase plan	157	128
Proceeds from issuance of common stock offering, net	28,657	—
Payments of insurance costs financed by a third party	(591)	(389)
Repayment of notes payable	(1,300)	—
Net cash provided by (used in) financing activities	30,802	(108)
Net increase in cash and cash equivalents	18,229	21,450
Cash and cash equivalents at beginning of period	32,936	30,784
Cash and cash equivalents at end of period	$51,165	$52,234
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,075	$976
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable at balance sheet dates	$314	$134
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$12	$—

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc.  (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware.  The Company is a biopharmaceutical company focused on the development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary bioresorbable hydrogel platform technology.  The Company’s bioresorbable hydrogel-based product candidates are designed to provide sustained delivery of therapeutic agents to the eye.  Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of its products and product candidates and building the initial sales and marketing infrastructure for the commercialization of the Company’s approved product and product candidates.

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

As of September 30, 2017, the Company’s lead product candidates were in development.  There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable.  Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales.  The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.  In addition, the Company is dependent upon the services of its employees and consultants.  The Company may not be able to generate significant revenue from sales of any product for several years, if at all.  Accordingly, the Company will need to obtain additional capital to finance its operations.

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.

The Company anticipates that its current capital resources will enable it to meet its anticipated operational expenses, debt service obligations and capital expenditures into the fourth quarter of calendar year 2018. The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses in the foreseeable future.  Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40.  Management has determined that the Company’s accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements. As of September 30, 2017, the Company had an accumulated deficit of $224,163, cash and cash equivalents of $51,165 and outstanding debt of $18,000.   The Company intends to seek additional funding through public or private financings, debt financing and collaboration agreements and potential new collaborations.

 While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next 12 months.

If the Company is unable to obtain other financing, the Company would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company.  The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards; as such, under the requirements of ASC 205-40, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern for the next 12 months as defined by ASC 205-40.

As a result, in accordance with the requirements of ASC 205-40, management has concluded that it is required to disclose that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

The accompanying unaudited interim financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying unaudited interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The balance sheet at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K on file with the SEC.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2017 and results of operations and cash flows for the nine months ended September 30, 2017 and 2016 have been made.  The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

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

The Company’s cash equivalents and marketable securities at September 30, 2017 and December 31, 2016, were carried at fair value determined according to the fair value hierarchy described above (see Note 3).  The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.  The carrying value of the Company’s outstanding notes payable (see Note 8) approximates fair value reflecting interest rates currently available to the Company.

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

At September 30, 2017, the Company held no marketable securities.

At December 31, 2016, marketable securities by security type consisted of:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States treasury notes	$35,216	$1	$(8)	$35,209
Total	$35,216	$1	$(8)	$35,209

At December 31, 2016, marketable securities consisted of investments that mature within one year.

Restricted Cash

The Company held two certificates of deposit totaling $1,728 at September 30, 2017 and December 31, 2016, as security deposits for the lease of the Company’s current and former corporate headquarters.  The Company has classified these certificates of deposit as long-term restricted cash on its balance sheet.

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

The Company reported a net loss for the three and nine months ended September 30, 2017 and 2016.  The following common stock equivalents outstanding as of September 30, 2017 and 2016 were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2017 and 2016, because they had an anti-dilutive impact:

	As of September 30,
	2017	2016
Options to purchase common stock	4,106,763	2,975,311
Warrants for the purchase of common stock	18,939	18,939
	4,125,702	2,994,250

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 is intended to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications.  The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company is currently assessing the potential impact of the adoption of ASU 2016-15 on its statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash” (“ASU 2016-18”).  ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total amounts shown on the statement of cash flows.  The effective date will be the first quarter of fiscal year 2018.  The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The new standard is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in the ASU prospectively to an award modified on or after the adoption date. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosure.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	September 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$49,184	$—	$49,184
Total	$—	$49,184	$—	$49,184

	Fair Value Measurements as of
	December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$20,734	$—	$20,734
Agency bonds	—	8,994	—	8,994
Marketable securities:
United States treasury notes	—	35,209	—	35,209
Total	$—	$64,937	$—	$64,937

During the three and nine months ended September 30, 2017 there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2017	2016
Equipment	$5,785	$4,361
Leasehold improvements	8,219	906
Furniture and fixtures	714	418
Software	118	89
Construction in progress	218	1,357
	15,054	7,131
Less: Accumulated depreciation	(4,836)	(3,818)
	$10,218	$3,313

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2017	2016
Accrued payroll and related expenses	$3,170	$2,146
Accrued professional fees	683	1,018
Accrued research and development expenses	191	360
Accrued insurance	—	591
Accrued other	309	520
	$4,353	$4,635

The Company’s accrued insurance represents outstanding, unpaid premiums for the period from October 2016 through September 2017 which the Company financed with a third party.

6. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three and nine month periods ended September 30, 2017 or 2016.  The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2017 and December 31, 2016, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2017 or December 31, 2016.  As of September 30, 2017 and December 31, 2016, the Company had no accrued interest or tax penalties recorded related to income taxes.  The Company’s income tax return reporting periods since December 31, 2014 are open to income tax audit examination by the federal and state tax authorities.  In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

7. Collaboration and Feasibility Agreements

In October 2016, the Company entered into a Collaboration, Option and License Agreement (the “Collaboration Agreement”) with Regeneron Pharmaceuticals, Inc.  (“Regeneron”) for the development and potential commercialization of products containing the Company’s extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.  The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including tyrosine kinase inhibitors, or TKIs, or deliver large molecule drugs other than those that target VEGF proteins.

Under the terms of the Collaboration Agreement, the Company and Regeneron have agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept, currently marketed under the tradename Eylea, that is suitable for advancement into clinical development.  The Company has granted Regeneron an option (the “Option”) to enter into an exclusive, worldwide license to develop and commercialize products containing the Company’s extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF-targeting compounds (“Licensed Products”).

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

The Company had a feasibility agreement with a biotechnology company which it entered into in 2014.  Under this agreement, the biotechnology company would pay up to $700, of which $250 was a non-refundable payment due upon contract execution and $450 was due upon the achievement of certain milestones.  The Company recognized the total expected payments under the contract which included only the non-refundable payments on a straight-line basis over the estimated performance period.  When a contingent milestone payment was earned, the additional consideration to be received was added to the total expected payments under the contract then recognized over the estimated performance period.  In January 2015, the first milestone under the feasibility agreement was achieved triggering a non-refundable payment due of $250 such that the total non-refundable payments that were recognized over the estimated performance period totaled $500.  This agreement was terminated in the second quarter of 2016 and the Company does not have any further obligations.  The Company recognized no revenue for the three months ended September 30, 2017 and 2016, respectively.  The Company recognized no revenue and $42 of revenue for the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017 and December 31, 2016, respectively, the Company had no deferred revenue and no accounts receivable with respect to this agreement.

8. Notes Payable

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

As of September 30, 2017, the annual repayment requirements for the Amended Credit Facility, inclusive of the final payment of $630 due at expiration, were as follows:

		Interest and
		Final
Year Ending December 31,	Principal	Payment	Total
2017	—	375	375
2018	5,658	1,308	6,966
2019	6,171	796	6,967
2020	6,171	911	7,082
	$18,000	$3,390	$21,390

9. Common Stock and Preferred Stock

In January 2017, the Company completed a follow-on offering of its common stock at a public offering price of $7.00 per share.  The offering consisted of 3,571,429 shares of common stock sold by the Company.  The Company received net proceeds from the follow-on offering of $23,261 after deducting underwriting discounts, commissions and expenses.

In November 2016, the Company entered into the 2016 ATM Agreement with Cantor Fitzgerald & Co., under which the Company may offer and sell its common stock having aggregate proceeds of up to $40,000 from time to time.  During the fourth quarter of 2016, the Company sold 102,077 shares of common stock under the 2016 ATM Agreement,  resulting in net proceeds of approximately $600 after underwriting discounts, commission and other offering expenses.  In January 2017, the Company sold 161,341 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $1,395 after underwriting discounts and commissions.  In March 2017, the Company sold 177,068 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $1,561 after underwriting discounts, commissions and expenses.  In April 2017, the Company sold 93,730 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $855 after underwriting discounts and commissions.  In September 2017, the Company sold 258,860 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $1,573 after underwriting discounts and commissions.

10. Warrants

Warrants for the purchase of 18,939 shares of common stock remain outstanding at September 30, 2017 at a weighted average exercise price of $7.92 per share and an expiration date of April 17, 2021.  No warrants were exercised during the nine months ended September 30, 2017 and September 30, 2016.

11. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards.  The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2017, the number of shares available for issuance under the 2014 Plan increased by 1,000,964.  As of September 30, 2017, 1,892,407 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”).  The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2017, the number of shares available for issuance under the 2014 Plan increased by 125,121.  During the nine months ended September 30, 2017, 22,246 shares of common stock were issued.  As of September 30, 2017, 366,090 shares remained available for issuance under the ESPP.

Inducement Stock Option Awards

On June 20, 2017, the Company issued to Antony Mattessich, who became a director of the Company on June 20, 2017 and the Company’s President and Chief Executive Officer on July 26, 2017, a non-statutory stock option to purchase an aggregate of 590,000 shares of the Company’s common stock at an exercise price of $10.94 per share. Subject to Mr. Mattessich’s continued service to the Company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the first anniversary of the award and the remaining 75% of the shares underlying the award vesting monthly thereafter.  The stock option was issued outside of the Company’s 2014 Stock Incentive Plan as an inducement material to Mr. Mattessich’s acceptance of entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4).

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$563	$438	$1,674	$1,413
Selling and marketing	59	115	527	350
General and administrative	1,129	816	3,011	2,470
	$1,751	$1,369	$5,212	$4,233

As of September 30, 2017, the Company had an aggregate of $13,845 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.72 years.

As of September 30, 2017, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 947 shares of common stock.

12. Commitments and Contingencies

Leases

The Company leases office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under non-cancelable operating leases that expire in June 2018 and July 2027.

Future minimum lease payments as of September 30, 2017 for its operating leases are as follows:

Year Ending December 31,
2017	$423
2018	1,461
2019	1,235
2020	1,270
2021	1,305
Thereafter	7,940
Total	$13,634

During the three months ended September 30, 2017 and 2016, the Company recognized $366 and $194, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.  During the nine months ended September 30, 2017 and 2016, the Company recognized $1,327 and $582, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

In June 2016, the Company entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space in Bedford, Massachusetts.  The lease term commenced on February 1, 2017 and will expire on July 31, 2027.  The Company relocated its corporate headquarters to the new leased premises during June 2017 and is evaluating the potential relocation of its manufacturing operations to the new leased premises.  No base rent was due under the lease until August 1, 2017.  The initial annual base rent is approximately $1,200 and will increase annually beginning on February 1 of each year.  The Company is obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises.  The Company posted a customary letter of credit in the amount of approximately $1,500 as a security deposit.  The lease agreement allows for a landlord provided construction allowance not to exceed approximately $2,800 to be applied to the total construction costs of the new leased premises.  The construction allowance must be used on or before December 31, 2017, or it will be deemed forfeited with no further obligation by the landlord of the new leased premises.  As of September 30, 2017, the Company has billed the landlord for $2,668 and received payments of $2,620 from the landlord.  Build out costs being reimbursed under the tenant improvement allowance have been recorded as deferred rent and will be amortized as a deduction to rent expense over the lease term.

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 13) to use and develop certain patent rights (the “Incept License”).  Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions.  The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license.  Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company.  The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the

Incept License.  Through September 30, 2017, royalties paid under this agreement related to product sales were $138 and have been charged to cost of product revenue.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties.  In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited.  To date, the Company has not incurred any material costs as a result of such indemnifications.  The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2016 or September 30, 2017.

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

Collaboration Agreement

In October 2016, the Company entered into a Collaboration Agreement with Regeneron (Note 6).  If the Option to enter into an exclusive worldwide license is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan.  The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances, the timing of such payments is not known.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates.  If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.  Through September 30, 2017, the Option has not been exercised and no payments have been made to Regeneron.

Legal Proceedings

On July 7, 2017, a putative class action lawsuit was filed against the Company and certain of the Company’s current and former executive officers in the United States District Court for the District of New Jersey, captioned Thomas Gallagher v. Ocular Therapeutix, Inc, et al., Case No. 2:17-cv-05011. The complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between May 5, 2017 and July 6, 2017. The complaint generally alleges that the Company and certain of the Company’s current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the Form 483 issued by the FDA related to DEXTENZA and the Company’s manufacturing operations for DEXTENZA. The complaint seeks unspecified damages, attorneys’ fees, and other costs.  On July 14, 2017, an amended complaint was filed; the amended complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between May 5, 2017 and July 11, 2017, and otherwise includes allegations similar to those made in the original complaint.

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

On October 27, 2017, a magistrate judge for the United States District Court for the District of New Jersey granted the defendants’ motion to transfer the above-referenced Gallagher, Caraker, and Kim litigations to the United States District Court for the District of Massachusetts.  On November 2, 2017, the Caraker lawsuit was transferred to the United States District Court of Massachusetts.  The Company expects the Gallagher and Kim litigations to be transferred in the near future.

On July 11, 2017, a purported shareholder derivative lawsuit was filed against the Company, certain of the Company’s current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Robert Corwin v. Sawhney et al., Case No. 1:17-cv-11270.  The complaint generally alleges that the individual defendants breached fiduciary duties owed to the Company by making allegedly false and/or misleading statements concerning the Form 483 related to DEXTENZA and the Company’s manufacturing operations for DEXTENZA.  The complaint purports to assert claims against the individual defendants for breach of fiduciary duty, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct.  The complaint also seeks contribution on behalf of the Company from all individual defendants for their alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.  On September 20, 2017, counsel for the plaintiff filed a notice of voluntary dismissal, stating that the plaintiff wishes to coordinate his efforts and proceed in a consolidated fashion with the plaintiff in a similar derivative suit that was pending in the Superior Court of Suffolk County of the Commonwealth of Massachusetts captioned Angel Madera v. Sawhney et al., Case. No. 17-2273 (which is discussed in the paragraph immediately below), and intends to do so by filing an action in that court subsequent to the dismissal of this lawsuit.  The Corwin lawsuit was dismissed without prejudice on September 21, 2017.  On October 24, 2017, the plaintiff filed a new derivative complaint in Massachusetts Superior Court (Suffolk County), captioned Robert Corwin v. Sawney et al., Case No. 17-3425 (BLS2).  The new Corwin complaint includes allegations similar to those made in the federal court complaint, and asserts a derivative claim for breach of fiduciary duty against certain of the Company’s current and former officers and directors. The complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners LP.  The complaint also names the Company as a nominal defendant.  The Company cannot predict the outcome of this matter.

On July 19, 2017, a second purported shareholder derivative lawsuit was filed against the Company, certain of the Company’s current and former executive officers, all current board members, one former board member, and the Company as a nominal defendant, in the Superior Court of Suffolk County of the Commonwealth of Massachusetts, captioned Angel Madera v. Sawhney et al., Case. No. 17-2273.  The complaint includes allegations similar to those made in the Corwin complaint.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.    On November 6, 2017, the court dismissed this action without prejudice due to plaintiff’s failure to complete service of process within the time permitted under applicable court rules.

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

13. Related Party Transactions

The Company has a license agreement with Incept to use and develop certain patent rights that it entered into in 2007 (see Note 12).  Incept and certain owners of Incept are shareholders of the Company.  In addition, certain employees of the Company are shareholders of Incept.  The Company’s Executive Chairman of the Board of Directors and former President and Chief Executive Officer (“CEO”) is a general partner of Incept.

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

In March 2016, the Company entered into a Master Services Agreement with Axtria, Inc.  (“Axtria”).  In March 2016, the Company entered into a statement of work totaling approximately $104 under which Axtria would provide certain sales and marketing analytics to the Company.  In February 2017, the Company entered into a separate statement of work totaling approximately $1,400 under which Axtria would provide data warehouse implementation, operations and maintenance support services to the Company.  Jaswinder Chadha, co-founder and CEO of Axtria, is also a member of the Company’s Board of Directors and a cousin to the Company’s Executive Chairman of the Board of Directors and former President and CEO.  In the nine months ended September 30, 2017 and 2016, payments paid to Axtria were $864 under the 2017 statement of work and $137 under the 2016 statement of work, respectively.  In the nine months ended September 30, 2017 and 2016, the Company has expensed to sales and marketing $864 under the 2017 statement of work and $137 under the 2016 statement of work for sales and marketing analytics, respectively.  As of September 30, 2017 and 2016, there were no amounts due in accounts payable to Axtria.  On July 20, 2017, the Company terminated the 2017 and 2016 statements of work with Axtria.

Since 2014, the Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide legal services to the Company, including with respect to general corporate, finance, securities law, regulatory and licensing matters.  The Company’s former Chief Medical Officer, Jonathan H. Talamo, M.D., who served as Chief Medical Officer from July 2016 until his resignation in June 2017, is married to a partner at WilmerHale, who has not participated in providing legal services to the Company.  The Company incurred fees for legal services rendered by WilmerHale of $554 and $163 for the three months ended September 30, 2017 and 2016, respectively. The Company incurred fees for legal services rendered by WilmerHale of $1,046 and $643 for the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017 and 2016, there was $208 and $63, respectively, recorded in accounts payable for WilmerHale. As of September 30, 2017 and 2016, there was $173 and $64, respectively, recorded in accrued expenses for WilmerHale.

14. Restructuring and Other Costs

On July 31, 2017, the Board of Directors approved a strategic restructuring to eliminate a portion of the Company’s workforce as part of an initiative to enhance operations and reduce expenses.  As part of this strategic restructuring, the Company eliminated 30 positions across the organization.  During the three and nine months ended September 30, 2017, the Company recorded $1,703 of restructuring-related costs in operating expenses in research and development and selling and marking, including employee severance, benefits and related costs.

On July 31, 2017, the Company entered into a transition, separation and release of claims agreement (the “Ankerud Transition Agreement”), pursuant to which Eric Ankerud resigned from his role as Executive Vice President, Regulatory, Quality and Compliance of the Company, effective immediately.  Mr. Ankerud continued to serve as an at-will employee of the Company in the capacity of Senior Advisor until October 31, 2017.  He currently serves as a  consultant to the Company.  Under the Ankerud Transition Agreement, Mr. Ankerud is entitled to separation benefits until October 31, 2018,  in the form of continuation of his base salary in the same amount in effect as of October 31, 2018; the payment of monthly premiums for healthcare and/or dental coverage; and provided he continues to provide services to the Company as a consultant, the continued vesting of his outstanding stock options awards in accordance with the applicable equity plans and stock option agreements.  During the three and nine months ended September 30, 2017, the Company recorded $386 of severance expense which are included in operating expenses in research and development.

The following table summarizes the restructuring and other costs by category during the three and nine months ended September 30, 2017:

Three and Nine Months Ended September 30, 2017
Total
Research and development	$690
Selling and marketing	1,399
$2,089

The following table summarizes the restructuring and other costs reserve for the periods indicated:

Three and Nine Months Ended
September 30, 2017
Restructuring and other costs reserve beginning balance	$—
Restructuring and other costs expenses incurred during the period	2,089
Amounts paid during the period	(907)
Restructuring and other costs reserve ending balance	$1,182

15. Subsequent Events

In October 2017, the Company sold 97,492 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $603 after underwriting discounts and commissions.

On October 10, 2017, the Company and CCC Investors LLC (the “Landlord”) entered into an amendment (the “Second Amendment”) to a lease agreement for the Company’s laboratory and manufacturing space located at 34 Crosby Drive and 36 Crosby Drive, each in Bedford, Massachusetts. The Second Amendment amends the original lease agreement, by and between the Company and CCC Investors LLC, as successor-in-interest to RAR2-Crosby Corporate Center QRS, Inc., dated as of September 2, 2009 (as amended to date, the “Lease”).  The Second Amendment extends the term of the Lease for 36 Crosby Drive from June 30, 2018 to July 31, 2023.  Further, the Second Amendment acknowledges that the Company has previously vacated and surrendered, and the Lease has expired with regards to, 34 Crosby Drive, reducing the total laboratory and manufacturing space subject to the Lease to 20,445 square feet.  Accordingly, the Second Amendment reduces the Company’s required security deposit under the Lease from $228 to $114.  Under the Second Amendment, the annual base rent for 36 Crosby Drive shall be approximately $524 until June 30, 2018, shall be $0 from July 1, 2018 to July 31, 2018, and shall be approximately $544 from August 1, 2018 to July 31, 2019.  The annual base rent shall increase annually thereafter.  The Second Amendment also provides the Company a one-time option to terminate the Lease on July 31, 2021, upon the Company’s delivery to the Landlord on or before July 31, 2020 of a termination notice and the payment to the Landlord of a termination fee of approximately $273.

On October 13, 2017, the Company entered into a transition, separation and release of claims agreement (the “Fortune Transition Agreement”) with James Fortune, pursuant to which Mr. Fortune has resigned from his role as Chief Operating Officer and any and all other positions he holds as an officer or employee of the Company, effective December 31, 2017, or such earlier date as may be mutually agreed upon by Mr. Fortune and the Company (the “Separation Date”).  Pursuant to the Fortune Transition Agreement, effective as of October 13, 2017, the Employment Agreement, by and between the Company and Mr. Fortune, dated June 19, 2014, was terminated.  Under the Fortune Transition Agreement, Mr. Fortune will be entitled to separation benefits in the form of (i) the continuation of his base salary for twelve months after the Separation Date in the same amount in effect as of the October 13, 2017 and (ii) the payment of monthly premiums for healthcare and/or dental coverage at the same rate that is in effect on the Separation Date until the earlier of twelve months from the Separation Date or the date Mr. Fortune becomes eligible to receive such benefits under another employer’s benefit plan.  Should any annual bonus payments be made to active Company executives for the calendar year 2017, Mr. Fortune will also be eligible to receive a bonus payment in such amount, if any, he would have received had he remained employed with the Company through the date of such bonus payments.

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

Overview

We are a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary, bioresorbable hydrogel platform technology.  We use this technology to tailor duration and amount of delivery of a range of therapeutic agents of varying duration in our product candidates.

We incorporate U.S. Food and Drug Administration, or FDA, approved therapeutic agents, including small molecules and proteins, into our hydrogel technology with the goal of providing extended delivery of drug to the eye.  We believe that our extended delivery technology allows us to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intracanalicular inserts, intracameral injections and intravitreal injections. We have product candidates in clinical and preclinical development applying this technology to treat post-surgical pain and inflammation, allergic conjunctivitis, dry eye disease, glaucoma and ocular hypertension, and wet age-related macular degeneration, or wet AMD, among other conditions.

Our lead product candidates are DEXTENZA (dexamethasone insert), for the treatment of post-surgical ocular inflammation and pain, allergic conjunctivitis and dry eye disease, and OTX-TP, for the reduction of intraocular pressure, or IOP, in patients with glaucoma and ocular hypertension. Both product candidates are extended-delivery, drug-eluting, preservative-free intracanalicular inserts that are placed into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose.  We also have a preclinical product development candidate that is injected into the intracameral space for the reduction of IOP in patients with glaucoma and ocular hypertension where greater IOP reduction is needed.

We also have in development a preclinical stage intravitreal injection technology that combines various formulations of our hydrogel with different anti-angiogenic drugs for the treatment of diseases and conditions of the back of the eye including wet AMD.  Our initial development efforts in the back of the eye utilize our hydrogel with both protein-based anti-VEGF (vascular endothelial growth factor) drugs and small molecule drugs, such as a tyrosine kinase inhibitor, or TKI.  Our intravitreal injection technology is designed to deliver a hydrogel-based formulation via injection by fine gauge needle to release therapeutic agents, such as antibodies to VEGF, over a sustained period of several months.  We have entered into a collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel in combination with Regeneron’s large molecule VEGF targeting compounds, initially using the VEGF trap aflibercept, currently marketed under the brand name Eylea.

In addition to our ongoing drug product development, we currently market our first commercial product ReSure Sealant, a hydrogel-based ophthalmic wound sealant approved by the FDA to seal corneal incisions following cataract surgery.  ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

DEXTENZA™ (dexamethasone insert)

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel-based, drug-eluting intracanalicular insert.  In September 2015, we submitted to the FDA a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain.  In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility.  In January 2017, we resubmitted our NDA.  Following a re-

inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection and states that the FDA has determined that it cannot approve the NDA in its present form. We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified.  In May 2017 we submitted our initial response to the Form 483 and in November 2017 we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.  The remediation efforts we have undertaken in response to the FDA’s inspectional observations and as a result of further internal review include upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes are intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. We expect to request a meeting with the FDA in early 2018 to describe our remediation efforts and, subject to satisfactorily addressing the FDA inspectional observations and demonstrating consistency in our commercial stage manufacturing process, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the first half of 2018. Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA with input from FDA’s Center for Drug Evaluation and Research, or CDER’s, Office of Process and Facilities, as part of the NDA review process, and are necessary prior to NDA approval.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain.  The data from two of these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial are being used to support our NDA for post-surgical ocular pain.  Subject to receiving approval for the pain indication, we plan to submit an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation.  We have also completed two Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis.  In October 2015, we announced topline results of our first Phase 3 clinical trial for allergic conjunctivitis, and in June 2016 we announced topline results of our second Phase 3 clinical trial for this indication.  Finally, DEXTENZA completed a Phase 2 clinical trial for the treatment of dry eye disease, with topline results announced in December 2015.  We are assessing our plans for our dry eye program going forward.

OTX-TP (travoprost insert)

Our second product candidate, OTX-TP (travoprost insert), incorporates travoprost, an FDA-approved prostaglandin analog that reduces elevated IOP as its active pharmaceutical ingredient, into a hydrogel-based, drug-eluting intracanalicular insert.  This preservative-free insert is designed to elute drug for up to 90 days.  OTX-TP is being developed as a treatment to lower IOP in patients with glaucoma and ocular hypertension.  We reported topline results from a Phase 2b clinical trial for this indication in October 2015.  We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two Phase 3 clinical trials of OTX-TP in September 2016. We expect topline efficacy data from the first Phase 3 clinical trial in the second half of 2018.  We plan, subject to the available allocation of funding, to initiate a second Phase 3 clinical trial in 2018.

OTX-TIC (travoprost injection)

OTX-TIC (travoprost injection) is our product candidate for the treatment of patients with moderate to severe glaucoma and ocular hypertension. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of three to four months. Preclinical studies to date have demonstrated reduction of intraocular pressure and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP lowering.  We initiated a Phase 1 clinical trial outside the United States in third quarter of 2017 to assess safety and obtain initial efficacy data. The trial is a prospective, single-center, randomized, double-masked, sham-controlled study designed to evaluate the safety, efficacy and tolerability of OTX-TIC compared to topical travoprost (eye drops) in up to 20 patients with open-angle glaucoma or ocular hypertension.  We also expect to file an investigational new drug application, or IND, in the first quarter of 2018 and initiate a second Phase 1 trial in the United States in the first half of 2018.

Back-of-the-Eye Programs

We are engaged in the preclinical development of formulations of our hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye.  Our initial development efforts are focused on the use of our extended-delivery hydrogel in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs or small molecule drugs, such as TKIs, for the treatment of retinal diseases such as wet AMD, retinal vein occlusion and diabetic macular edema.  Our initial goal for these programs is to provide extended delivery over a four to six month period of a protein-based large molecule or small molecule TKI drug, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other retinal diseases and providing a more consistent uniform release of drug over the treatment period.

OTX-TKI (tyrosine kinase inhibitor injection)

OTX-TKI (tyrosine kinase inhibitor injection) is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of OTX-TKI.  In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to 6 months in Dutch belted rabbits. We plan to initiate a Phase 1 clinical trial in the first half of 2018 to assess our OTX-TKI in the posterior segment of the human eye for the treatment of VEGF induced retinal leakage for an extended duration.

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

ReSure

 Following our receipt of FDA approval for ReSure Sealant, we commercially launched this product in the United States in 2014. ReSure Sealant is approved to seal corneal incisions following cataract surgery and is the first and only surgical sealant to be approved by the FDA for ophthalmic use.  In the pivotal clinical trials, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure. While ReSure Sealant remains commercially available in the United States, there is no sales support provided to the product at this time.

Additional Potential Areas for Growth

In addition to our focus on formulating, developing and commercializing innovative therapies for diseases and conditions of the eye, we are also assessing the potential use of our hydrogel platform technology in new areas of the body.  If we are to utilize our intellectual property, all of which we currently license from Incept, LLC, or Incept, for applications outside the field of ophthalmology, we will need to negotiate and enter into an amendment to our existing license agreement with Incept or a new license agreement with Incept covering one or more additional such fields of use.

Financial Position

We have generated limited revenue to date.  All of our extended-delivery drug delivery products are in various phases of clinical and preclinical development.  We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability.  Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP.  Since inception, we have incurred significant operating losses.  Our net loss was $15.6 million and $50.3 million for the three and nine months ended September 30, 2017, respectively.  As of September 30, 2017, we had an accumulated deficit of $224.2  million.

Our total cost and operating expenses were $15.7 million and $50.6 million for the three and nine months ended September 30, 2017, respectively, including $2.2 million and $6.3 million in non-cash stock-based compensation expense and depreciation expense, respectively.  Our operating expenses have grown as we continue to pursue the clinical development of our most advanced product candidates, DEXTENZA and OTX-TP; continue the research and development of our other product candidates; continue the internal development of our intravitreal hydrogel-based formulation for the sustained delivery of protein-based or small molecule anti-angiogenic drugs, such as anti-VEGF drugs and TKIs for the treatment of wet AMD and other back-of-the-eye diseases; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results.  In August 2017, we updated our DEXTENZA commercial plans and expect to realize savings in operating expenses, including personal costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.  As a result, we expect to incur lower sales and marketing expenses for our product candidates until we obtain marketing approval of DEXTENZA or any of our other product candidates.   In addition, we will continue to incur additional costs associated with operating as a public company.

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

In November 2016, we entered into an At-the-Market Sales Agreement, or the 2016 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  Through October 31, 2017, we have sold an aggregate of 890,568 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $6.6 million after underwriting discounts, commission and other offering expenses.  In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share.  The offering consisted of 3,571,429 shares of common stock sold by us.  We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts and expenses.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2018.        See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through September 30, 2017, we have generated limited amounts of revenue from the sales of our products.  Our ReSure Sealant product received premarket approval, or PMA, from the FDA in 2014.  Since we commenced sales of ReSure Sealant in 2014, we have received only limited revenues from ReSure Sealant to date, and we anticipate only limited sales for 2017.  ReSure Sealant is currently our only source of revenue from product sales.  We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

ReSure Sealant	$40	$32	$105	$203
DEXTENZA for post-surgical ocular inflammation and pain	308	429	1,179	2,122
DEXTENZA for allergic conjunctivitis	122	14	408	2,815
DEXTENZA for dry eye disease	—	17	6	101
OTX-TP for glaucoma and ocular hypertension	1,219	782	3,717	1,362
Unallocated expenses	6,437	4,412	17,557	13,134
Total research and development expenses	$8,126	$5,686	$22,972	$19,737

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs.  During the three and nine months ended

September 30, 2017 and 2016, we incurred selling and marketing expenses in connection with ReSure Sealant, which we began commercializing in 2014, and marketing expenses in preparation for a potential commercial launch of our product candidates.

In August 2017, we reorganized our DEXTENZA commercial plans and expect to realize savings in operating expenses, including personal costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.  As a result, we expect our selling and marketing expenses to decrease until we obtain marketing approval of our product candidates.

Other Income (Expense)

Interest Income.  Interest income consists primarily of interest income earned on cash and cash equivalents and marketable securities.  In the three and nine months ended September 30, 2017 and 2016, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses and stock-based compensation.  We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  During the three months ended September 30, 2017, there were no material changes to our critical accounting policies.  Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 10, 2017 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue:
Product revenue	$523	$477	$46
Total revenue	523	477	46
Costs and operating expenses:
Cost of product revenue	125	112	13
Research and development	8,126	5,686	2,440
Selling and marketing	3,238	1,294	1,944
General and administrative	4,230	2,623	1,607
Total costs and operating expenses	15,719	9,715	6,004
Loss from operations	(15,196)	(9,238)	(5,958)
Other income (expense):
Interest income	115	69	46
Interest expense	(491)	(426)	(65)
Other income (expense), net	5	(1)	6
Total other expense, net	(371)	(358)	(13)
Net loss	$(15,567)	$(9,596)	$(5,971)

Revenue

We generated $0.5 million of revenue during the three months ended September 30, 2017 and 2016 from sales of our ReSure Sealant product.

Research and Development Expenses

	Three Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$40	$32	$8
DEXTENZA for post-surgical ocular inflammation and pain	308	429	(121)
DEXTENZA for allergic conjunctivitis	122	14	108
DEXTENZA for dry eye disease	—	17	(17)
OTX-TP for glaucoma and ocular hypertension	1,219	782	437
Unallocated expenses:
Personnel costs	4,209	2,826	1,383
All other costs	2,228	1,586	642
Total research and development expenses.	$8,126	$5,686	$2,440

Research and development expenses were $8.1 million for the three months ended September 30, 2017, compared to $5.7 million for the three months ended September 30, 2016.  Research and development costs increased by $2.4 million primarily due to an increase of $1.4 million in unallocated personnel costs, $0.6 million in unallocated all other costs and $0.4 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of dry eye disease and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension.

For the three months ended September 30, 2017, we incurred $1.6 million in direct research and development expenses for our intracanalicular insert drug delivery product candidates for the front of the eye, including $0.3 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $0.1 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, and $1.2 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in a Phase 3 clinical trial.  In comparison, for the three months ended September 30, 2016, we incurred $1.2 million in direct research and development expenses for our extended-delivery drug delivery product candidates for the front of the eye, including $0.4 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $14,000 for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $17,000 for our DEXTENZA product candidate for the treatment of dry eye disease which was in Phase 2 clinical trials and $0.8 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials.  Unallocated research and development expense increased $2.0 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due to an increase in personnel costs of $0.7 million due to additional hiring primarily in our clinical, regulatory and quality departments and an increase in stock-based compensation expense; $0.7 million in restructuring and other costs; $0.3 million in facility related costs and $0.2 million in depreciation expense.

Selling and Marketing Expenses

	Three Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$2,010	$593	$1,417
Professional fees	1,044	463	581
Facility related and other	184	238	(54)
Total selling and marketing expenses	$3,238	$1,294	$1,944

Selling and marketing expenses were $3.2 million for the three months ended September 30, 2017, compared to $1.3 million for the three months ended September 30, 2016.  The increase of $1.9 million was primarily due to an increase of $1.4 million of severance related costs and an increase of $0.6 million in professional fees including consulting, trade shows and conferences.  The increases in consulting expenses was primarily due to pre-commercialization activities that were undertaken in preparation for a potential launch of DEXTENZA for the treatment of post-surgical ocular inflammation subject to FDA approval.

General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$2,282	$1,444	$838
Professional fees	1,490	945	545
Facility related and other	458	234	224
Total general and administrative expenses	$4,230	$2,623	$1,607

General and administrative expenses were $4.2 million for the three months ended September 30, 2017, compared to $2.6 million for the three months ended September 30, 2016.  The increase of $1.6 million was primarily due to an increase of $0.8 million in personnel costs relating to additional hiring and stock-based compensation expense and an increase of $0.5 million in professional,  insurance and consultant fees and an increase in facility-related and other costs of $0.2 million.  Professional fees increased primarily due to an increase in legal fees.

Other Income (Expense), Net

Other expense, net was $0.4 million for the three months ended September 30, 2017, compared to $0.4 million for the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue:
Product revenue	$1,436	$1,334	$102
Collaboration revenue	—	42	(42)
Total revenue	1,436	1,376	60
Costs and operating expenses:
Cost of product revenue	344	316	28
Research and development	22,972	19,737	3,235
Selling and marketing	16,097	4,175	11,922
General and administrative	11,230	8,002	3,228
Total costs and operating expenses	50,643	32,230	18,413
Loss from operations	(49,207)	(30,854)	(18,353)
Other income (expense):
Interest income	320	236	84
Interest expense	(1,402)	(1,262)	(140)
Other income (expense), net	5	(1)	6
Total other expense, net	(1,077)	(1,027)	(50)
Net loss	$(50,284)	$(31,881)	$(18,403)

Revenue

We generated no revenue from our feasibility agreements during the nine months ended September 30, 2017 compared to $42,000 for the nine months ended September 30, 2016. We generated $1.4 million of revenue during the nine months ended September 30, 2017 from sales of our ReSure Sealant product compared to $1.3 million for the nine months ended September 30, 2016.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$105	$203	$(98)
DEXTENZA for post-surgical ocular inflammation and pain	1,179	2,122	(943)
DEXTENZA for allergic conjunctivitis	408	2,815	(2,407)
DEXTENZA for dry eye disease	6	101	(95)
OTX-TP for glaucoma and ocular hypertension	3,717	1,362	2,355
Unallocated expenses:
Personnel costs	11,539	8,392	3,147
All other costs	6,018	4,742	1,276
Total research and development expenses	$22,972	$19,737	$3,235

Research and development expenses were $23.0 million for the nine months ended September 30, 2017, compared to $19.7 million for the nine months ended September 30, 2016. Research and development costs increased by $3.2 million primarily as a result of an increase of $3.1 million in unallocated personnel costs and $1.3 million in all other costs, partially offset by a decrease of $1.1 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of dry eye and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension.

For the nine months ended September 30, 2017, we incurred $5.3 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $1.2 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $0.4 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $6,000 for our DEXTENZA product candidate for the treatment of dry eye disease which was in a Phase 2 clinical trial and $3.7 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. For the nine months ended September 30, 2016, we incurred $6.4 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $2.1 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, $2.8 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $0.1 million for our DEXTENZA product candidate for the treatment of dry eye disease which was in a Phase 2 clinical trial and $1.4 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials.  Unallocated research and development expense increased $4.4 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to an increase in personnel costs of $2.5 million due to additional hiring primarily in our clinical, regulatory and quality department and an increase in stock-based compensation expense; severance related costs of $0.7 million, and an increase of $0.8 million due to facility related costs and an increase of $0.4 million in depreciation costs.

Selling and Marketing Expenses

	Nine Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$5,366	$1,770	$3,596
Professional fees	9,857	1,612	8,245
Facility related and other	874	793	81
Total selling and marketing expenses	$16,097	$4,175	$11,922

Selling and marketing expenses were $16.1 million for the nine months ended September 30, 2017, compared to $4.2 million for the nine months ended September 30, 2016. The increase of $11.9 million was primarily due to an increase of $2.2 million in personnel costs relating to additional hiring and additional stock-based compensation expense, $1.4 million in severance related costs, an increase of $8.2 million in professional fees including consulting, trade shows and conferences, and an increase of $0.1 million in facility-related and other costs.   The increases in personnel costs and consulting expenses was primarily due to pre-commercialization activities undertaken in preparation for a potential launch of DEXTENZA for the treatment of post-surgical ocular inflammation subject to FDA approval.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$6,014	$4,261	$1,753
Professional fees	3,959	2,921	1,038
Facility related and other	1,257	820	437
Total general and administrative expenses	$11,230	$8,002	$3,228

General and administrative expenses were $11.2 million for the nine months ended September 30, 2017, compared to $8.0 million for the nine months ended September 30, 2016. The increase of $3.2 million was primarily due to an increase of $1.8 million in personnel costs relating to additional hiring and additional stock-based compensation expense, an increase of $1.0 million in professional, insurance and consultant fees and an increase of $0.4 million in facility-related and other costs. Professional fees increased primarily due to an increase of $0.6 million relating to recruiting and relocation fees and $0.3million in legal costs.

Other Income (Expense), Net

Other expense, net was $1.1 million for the nine months ended September 30, 2017, compared to $1.0 million for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses.  As of September 30, 2017, we had an accumulated deficit of $224.2 million.  We have generated limited revenue to date.  In 2014, we began recognizing revenue from sales of ReSure Sealant.  All of our sustained drug delivery products are in various phases of clinical and preclinical development.  We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability.  Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP.

Through September 30, 2017, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities.  In November 2016, we entered into the 2016 ATM Agreement with Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  Through October 31, 2017, we have sold 890,568 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $6.6 million after underwriting discounts, commission and other offering expenses.  In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share.  The offering consisted of 3,571,429 shares of common stock sold by us.  We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts and expenses.

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

As of September 30, 2017, we had cash and cash equivalents of $51.2 million and outstanding debt of $18.0 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.  In August 2017, we announced that we expected to realize savings in operating expenses, including personal costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.  Based on our current plans and forecasted expenses, with these costs savings, we believe that existing cash and cash equivalents will fund operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2018.  If we are unable to obtain additional financing, we will be required to implement further cost reduction strategies. These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern.

Cash Flows

 The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2017	2016

Cash used in operating activities	$(40,090)	$(26,389)
Cash provided by investing activities	27,517	47,947
Cash provided by (used in) financing activities	30,802	(108)
Net increase in cash and cash equivalents	$18,229	$21,450

Operating activities.  Net cash used in operating activities was $40.1 million for the nine months ended September 30, 2017, primarily resulting from our net loss of $50.3 million partially offset by non-cash charges of $6.6 million.  Our net loss was primarily attributed to research and development activities, selling and marketing expenses as we increased pre-commercialization activities in advance of the potential approval of DEXTENZA, and our general and administrative expenses.  Our net non-cash charges during the nine months ended September 30, 2017 consisted primarily of $6.3 million of stock-based compensation expense and depreciation expense.  Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2017 consisted primarily of an increase in accounts payable and accrued expenses of $3.1 million and an increase in prepaid expenses and other current assets of $0.5 million.  The changes in prepaid expenses and other current assets, accounts payable and accrued expenses were due to increased product development activities, pre-commercialization activities and the timing of vendor invoicing and payments.

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

Investing activities.  Net cash provided by investing activities for the nine months ended September 30, 2017 totaled $27.5 million and for the nine months ended September 30, 2016 totaled $47.9 million.  For the nine months ended September 30, 2017, net cash provided is primarily due to the maturity of marketable securities of $38.2 million offset by the purchase of marketable securities of $3.0 million.  For the nine months ended September 30, 2016, net cash provided is primarily due to the sale of marketable securities of $64.7 million offset by the purchase of marketable securities of $14.0 million and an increase in restricted cash of $1.5 million. For the nine months ended September 30, 2017, the purchases of property and equipment, primarily laboratory equipment was $7.7 million.  For the nine months ended September 30, 2016, the purchases of property and equipment, primarily laboratory equipment was $1.2 million.

Financing activities.  Net cash provided by financing activities for the nine months ended September 30, 2017 was $30.8 million and net cash used in financing activities for the nine months ended September 30, 2016 was $0.1 million.  Net cash provided by financing activities for the nine months ended September 30, 2017 consisted primarily of proceeds from our follow-on offering in January 2017 and the 2016 ATM Agreement of $28.7 million, net of underwriting discounts and other offering expenses and $2.4 million (net) in borrowings under our amended credit facility, $0.2 million from issuance of common stock pursuant to our employee stock purchase plan, $0.2 million from the exercise of common stock options offset by $0.6 million for insurance costs financed by a third party.  Net cash used in financing activities for the nine months ended September 30, 2016 consisted of payments of $0.4 million for insurance costs financed by a third party offset by proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.1 million and $0.2 million from the exercise of common stock options.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources focused on the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, DEXTENZA and OTX-TP;

•

conduct joint research and development under our strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule vascular endothelial growth factor, or VEGF, targeting compounds to treat retinal diseases;

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

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2018.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities, including the resubmission of our NDA for DEXTENZA;

•	the level of product sales from any additional products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA and OTX-TP;

•

the progress and status of our collaboration with Regeneron, including any development costs for which we reimburse Regeneron, the potential exercise by Regeneron of its option for a license for the development and potential commercialization of products containing our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF-targeting compounds, and our potential receipt of future milestone payments from Regeneron;

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the outcome of any legal actions against us, including the current lawsuits described under “Part II, Item 1 — Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

As discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Since we currently anticipate that our existing capital resources will enable us to meet our planned operational expenses, debt service obligations, and capital expenditures, based on our current operating plans, only into the fourth quarter of calendar year 2018, we have determined that this cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of these unaudited condensed consolidated financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2017 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease commitments	$13,634	$1,583	$2,487	$2,628	$6,936
Purchase commitments	2,557	2,557	—	—	—
New facility improvements, net	76	76	—	—	—
Manufacturing commitments	1,680	1,260	420	—	—
Debt obligations including interest	21,390	5,519	13,677	2,194	—
Total	$39,337	$10,995	$16,584	$4,822	$6,936

In the table above, we set forth our enforceable and legally binding obligations and future commitments at September 30, 2017, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at September 30, 2017.  Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors.  Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in June 2017, July 2023 and July 2027.

In June 2016, we entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space.  The lease term commenced on February 1, 2017 and expires on July 31,

2027.  No base rent was due under the lease until August 1, 2017.  The initial annual base rent is approximately $1.2 million and will increase annually beginning on February 1 of each year.  We are obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises.  We posted a customary letter of credit in the amount of $1.5 million as a security deposit.  We relocated our corporate headquarters to the new leased premises during June 2017 and are evaluating the potential relocation of our manufacturing operations to the new leased premises.  The lease agreement allows for a construction allowance not to exceed approximately $2.8 million to be applied to the total construction costs of the new leased premises.  The construction allowance must be used on or before December 31, 2017, or it will be deemed forfeited with no further obligation by the landlord of the new leased premises.  As of September 30, 2017, we have billed the landlord for $2.7 million and received payments of $2.6 million from the landlord.

On October 10, 2017,  we entered into an amendment to the lease agreement for our laboratory and manufacturing space located at 34 Crosby Drive and 36 Crosby Drive, each in Bedford, Massachusetts, which we refer to as the Second Amendment.  The Second Amendment extends the term of our lease for 36 Crosby Drive from June 30, 2018 to July 31, 2023.  Further, the Second Amendment acknowledges that we have previously vacated and surrendered, and the lease has expired with regards to 34 Crosby Drive, reducing the total laboratory and manufacturing space subject to the lease to 20,445 square feet.  Accordingly, the Second Amendment reduces the required security deposit under the lease from $0.2 million to $0.1 million.  Under the Second Amendment, the annual base rent for 36 Crosby Drive shall be approximately $0.5 million until June 30, 2018, shall be $0 from July 1, 2018 to July 31, 2018, and shall be approximately $0.5 million from August 1, 2018 to July 31, 2019.  The annual base rent shall increase annually thereafter.  The Second Amendment also provides us a one-time option to terminate the Lease on July 31, 2021, upon the delivery to the landlord on or before July 31, 2020, of a termination notice and the payment to the landlord of a termination fee of approximately $0.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of September 30,  2017, we had cash and cash equivalents of $51.2 million, which consisted of money market funds, United States treasury notes and government agency notes.  We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S.  interest rates, particularly because our investments are in short-term securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 7, 2017, a putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, captioned Thomas Gallagher  v. Ocular Therapeutix, Inc, et al., Case No. 2:17-cv-05011. The complaint purports to be brought on behalf of shareholders who purchased our common stock between May 5, 2017 and July 6, 2017. The complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the Form 483 issued by the FDA related to DEXTENZA and our manufacturing operations for DEXTENZA. The complaint seeks unspecified damages, attorneys’ fees, and other costs.  On July 14, 2017, an amended complaint was filed; the amended complaint purports to be brought on behalf of shareholders who purchased our common stock between May 5, 2017 and July 11, 2017, and otherwise includes allegations similar to those made in the original complaint.

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

On October 27, 2017, a magistrate judge for the United States District Court for the District of New Jersey granted the defendants’ motion to transfer the above-referenced Gallagher,  Caraker, and Kim litigations to the United States District Court for the District of Massachusetts.  On November 2, 2017, the Caraker lawsuit was transferred to the United States District Court of Massachusetts. We expect Gallagher and Kim to be transferred in near future.

On July 11, 2017, a purported shareholder derivative lawsuit was filed against us, certain of our current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Robert Corwin v. Sawhney et al., Case No. 1:17-cv-11270.  The complaint generally alleges that the individual defendants breached fiduciary duties owed to the Company by making allegedly false and/or misleading statements concerning the Form 483 related to DEXTENZA and our manufacturing operations for DEXTENZA.  The complaint purports to assert claims against the individual defendants for breach of fiduciary duty, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct.  The complaint also seeks contribution on behalf of the Company from all individual defendants for their alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.  On September 20, 2017, counsel for the plaintiff filed a notice of voluntary dismissal, stating that the plaintiff wishes to coordinate his efforts and proceed in a consolidated fashion with the plaintiff in a similar derivative suit that was pending in the Superior Court of Suffolk County of the Commonwealth of Massachusetts captioned Angel Madera v. Sawhney et al., Case. No. 17-2273 (which is discussed in the paragraph immediately below), and intends to do so by filing an action in that court subsequent to the dismissal of this lawsuit.  The Corwin lawsuit was dismissed without prejudice on September 21, 2017.  On October 24, 2017, the plaintiff filed a new derivative complaint in Massachusetts Superior Court (Suffolk County), captioned Robert Corwin v. Sawney et al., Case No. 17-3425 (BLS2).  The new Corwin complaint includes allegations similar to those made in the federal court complaint, and asserts a derivative claim for breach of fiduciary duty against certain of our current and former officers and directors. The complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners LP.  The complaint also names us as a nominal defendant.  We cannot predict the outcome of this matter.

On July 19, 2017, a second purported shareholder derivative lawsuit was filed against us, certain of our current and former executive officers, all current board members, one former board member, and the company as a nominal defendant, in the Superior Court of Suffolk County of the Commonwealth of Massachusetts, captioned Angel Madera v. Sawhney et al., Case. No. 17-2273.  The complaint includes allegations similar to those made in the Corwin complaint.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On November 6, 2017, the court dismissed this action without prejudice due to plaintiff’s failure to complete service of process within the time permitted under applicable court rules.

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

Since inception, we have incurred significant operating losses.  Our net losses were $39.7 million for the year ended December 31, 2015, $44.7 million for the year ended December 31, 2016 and $50.3 million for the nine months ended September 30, 2017.  As of September 30, 2017, we had an accumulated deficit of $224.2 million.  Through September 30, 2017, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities.  We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and in preparation for a potential commercial launch of DEXTENZA.  We expect to continue to incur significant expenses and operating losses over the next several years.  Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, DEXTENZA and OTX-TP;

•

conduct joint research and development under our strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule vascular endothelial growth factor, or VEGF, targeting compounds to treat retinal diseases;

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

We may never succeed in these activities and may never generate revenue that is sufficient or great enough to achieve profitability.  In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our new drug application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain.  This 2016 CRL pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office, or the District Office, in February 2016 that were documented on FDA Form 483.  In November 2016, we received notice from the District Office accepting that our responses satisfactorily addressed the remaining corrective actions in the Form 483.  Since receiving the CRL, we have also had ongoing communications with the FDA, including the New England District Office and offices within the Center for Drug Evaluation and Research, or CDER, including the Office of Process and Facilities, with regard to the manufacturing issues and our plan for a resubmission of our NDA.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection and states that the FDA has determined that it cannot approve the NDA in its present form.  We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified.  In May 2017 we submitted our initial response to the Form 483 and in November 2017 we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.  The remediation efforts we have undertaken in response to the FDA’s inspectional observations and as a result of further internal review include upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes are intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. We expect to request a meeting with the FDA in early 2018 to describe our remediation efforts and, subject to satisfactorily addressing the FDA inspectional observations and demonstrating consistency in our commercial stage manufacturing process, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the first half of 2018.  Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA, with input from CDER’s Office of Process and Facilities, as part of the NDA review process, and are necessary prior to NDA approval.  If we are unable to resolve these inspectional observations in a timely manner, our resubmission of our NDA and its potential approval would be delayed or prevented.

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

As of September 30, 2017, we had cash and cash equivalents of $51.2 million and outstanding debt of $18.0 million.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2018.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  Our future capital requirements will depend on many factors, including:

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities, including the resubmission of our NDA for DEXTENZA;

•	the level of product sales from any additional products for which we obtain marketing approval in the future;

•	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA and OTX-TP;

•

the progress and status of our collaboration with Regeneron, including any development costs for which we reimburse Regeneron, the potential exercise by Regeneron of its option for a license for the development and potential commercialization of products containing our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF-targeting compounds, and our potential receipt of future milestone payments from Regeneron;

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the outcome of any legal actions against us, including the current lawsuits described under “—Part II, Item 1—Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

We have included a paragraph relating to our ability to continue as a going concern in the footnotes of our unaudited financial statements included in this Quarterly Report on Form 10-Q.

Our unaudited financial statements for the period ended September 30, 2017 include a paragraph stating that our losses from operations and need for additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and potential payments under our collaboration with Regeneron and funds from external sources.  However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt.  Funds from external sources may not be available on acceptable terms, if at all.  In addition, a failure to comply with the conditions of our credit facility could result in an event of default under those instruments.  In the event of an acceleration of amounts due under our credit facility as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness.  In addition, the covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge of our intellectual property limit our ability to obtain additional debt financing.

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

According to the trial protocols, the two primary efficacy endpoints in our completed Phase 2 and the first two Phase 3 clinical trials are fixed sequence endpoints.  As such, a statistical analysis of the trial results required that we first assess the primary endpoint regarding absence of inflammatory cells in the study eye.  The protocol and statistical analysis plan for the trial did not contemplate assessing the primary endpoint regarding absence of pain in the study eye in the event the clinical trial of DEXTENZA did not meet the first primary endpoint with statistical significance.  The FDA has informed us that the hierarchy of the two primary endpoints for post-surgical ocular inflammation and pain is applicable in connection with their review of our NDA seeking approval for DEXTENZA for an ocular pain indication.  However, the FDA has also informed us that pain endpoints from the Phase 2 and first two Phase 3 trials, with respect to which we received favorable data, would support the NDA submission.  Therefore, in September 2015, we submitted to the FDA an NDA for DEXTENZA for an ocular pain indication using the existing data from our completed Phase 2 and first two Phase 3 clinical trials notwithstanding the FDA’s comment regarding the applicability of the hierarchy of the two primary endpoints in our completed Phase 2 and Phase 3 clinical trials.  In July 2017, we received a CRL from the FDA regarding our resubmitted NDA for DEXTENZA stating that the FDA has determined that it cannot approve the NDA in its present form.  FDA concerns included deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility.  In our response to the FDA regarding these deficiencies, we also had to furnish a safety update regarding all completed trials of DEXTENZA, regardless of indication, dosage form or dose level.

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

We designed our Phase 2 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension to assess clinically meaningful response to treatment, and did not power these trials to measure any efficacy endpoints with statistical significance.  We reported topline efficacy results from our Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015.  In this trial, on day 60 at the 8:00 a.m. time point, the OTX-TP group experienced a mean intraocular pressure lowering effect of 4.7 mmHg, compared with intraocular pressure lowering of 6.4 mmHg for the timolol arm.  On day 90 at the 8:00 a.m. time point, the OTX-TP group experienced an intraocular pressure lowering effect of 5.1 mmHg, compared with an intraocular pressure lowering effect of 7.2 mmHg in the timolol arm.  Also in this trial, on day 60, the OTX-TP group experienced a mean diurnal intraocular pressure lowering effect of 3.3 mmHg compared to baseline 5.9 mmHg compared for the timolol group.  On day 90, the OTX-TP group experienced a mean diurnal intraocular pressure, or IOP, lowering effect of 3.6 mmHg compared to baseline, versus 6.3 mmHg for the timolol group.  We expect that our planned Phase 3 clinical trials for OTX-TP, one of which we initiated during the third quarter of 2016, will be powered with an appropriate number of patients to measure with statistical significance the superiority of OTX-TP as compared to a placebo vehicle intracanalicular insert in the reduction of mean IOP from baseline at all of the nine diurnal time points at week 2, week 6 and week 12 visits.  The trial design will not have eye drops, placebo or active, administered in either the treatment or the placebo-controlled arm.  However, results from our Phase 2 clinical trials may not necessarily predict a likelihood of achieving our primary endpoint in the Phase 3 clinical trials with statistical significance, including as a result of differences in trial design.  If we do not achieve our primary endpoint in the Phase 3 clinical trials with statistical significance or do not achieve a clinically meaningful reduction in intraocular pressure, we may not obtain marketing approval for OTX-TP.

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

We have conducted, and may in the future conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

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

If our extended-delivery drug delivery product candidates or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.  In each of our first two Phase 3 clinical trials of DEXTENZA for the treatment of post-

surgical ocular inflammation and pain following cataract surgery, there were two subjects that experienced serious adverse events in the DEXTENZA group in each trial, none of which were ocular in nature or considered by the investigator to be related to the study treatment.  In our third Phase 3 clinical trial of DEXTENZA for the treatment of post-surgical ocular inflammation and pain, there were three subjects that experienced serious adverse events in the DEXTENZA group, one of which was ocular in nature and none of which were considered by the investigator to be related to the study treatment.  There was one ocular serious adverse event in the vehicle control group in the three completed Phase 3 clinical trials, which was hypopyon, or inflammatory cells in the anterior chamber.  In our earlier Phase 2 clinical trial of DEXTENZA for the same indication, there were three serious adverse events, none of which was considered by the investigator to be related to the study treatment.  In the DEXTENZA group of this Phase 2 clinical trial of DEXTENZA, the only adverse event that occurred more than once for the same subject was reduced visual acuity, which occurred twice but was not considered by the investigator to be related to the study treatment.

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

We are currently directing all of our development efforts towards applying our proprietary bioresorbable hydrogel technology platform to product candidates that are designed to provide extended delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs.  We have a number of product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other front-of-the-eye diseases and conditions.  We are also developing a hydrogel-based drug delivery depot designed to release therapeutic antibodies and small molecules such as tyrosine kinase inhibitors, or TKIs, to modulate the biologic activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD.  In October 2016, we entered into a collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.  Our existing product candidates and any other potential product candidates that we or our collaborators identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  We are also considering the future growth potential of the hydrogel platform technology in new areas of the body. If we do not successfully develop and commercialize our product candidates that we or our current or future collaborators develop based upon our technological approach, we will not be able to obtain substantial product revenues or revenue from collaboration agreements, including our collaboration with Regeneron, in future periods.

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

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business.  These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation.  Following an inspection by the FDA in March 2015, for example, we received an FDA Form 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting.  We submitted our response, which was accepted by the FDA, and updated our procedures.  In addition, in February 2016, as part of the review of our NDA for DEXTENZA, the FDA conducted a pre-NDA approval inspection of our manufacturing operations.  As a result of this inspection, we received an FDA Form 483 containing inspectional observations focused on process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes.  We addressed some observations before the inspection was closed and responded to the FDA with a corrective action plan to complete the inspection process.  In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to the deficiencies in manufacturing process and controls identified during the pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office in February 2016 that were documented on the February Form 483.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on procedures for manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection and states that the FDA has determined that it cannot approve the NDA in its present form.  We have corresponded with the FDA regarding these inspectional deficiencies and are working to resolve the issues that have been identified. We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified.  In May 2017 we submitted our initial response to the Form 483 and in November 2017 we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.  The remediation efforts we have undertaken in response to the FDA’s inspectional observations and as a result of further internal review include upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes are intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. We expect to request a meeting with the FDA in early 2018 to describe our remediation efforts and, subject to satisfactorily addressing the FDA inspectional observations and demonstrating consistency in our commercial stage manufacturing process, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the first half of 2018. Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA with input from CDER’s Office of Process and Facilities, as part of the NDA review process, and are necessary prior to NDA approval.  If we are unable to resolve these inspectional observations in a timely manner, our resubmission of our NDA and its potential approval would be delayed or prevented.

The FDA or similar foreign regulatory authorities at any time also may implement new standards, or change their interpretation and enforcement of existing standards, for the manufacture, packaging or testing of our products.  Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, imposition of a consent decree, or withdrawal of product approval, and would limit the availability of ReSure Sealant and our product candidates that we manufacture.

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

We do not have any long-term supply agreements in place for the clinical or commercial supply of any drug substances or raw materials for ReSure Sealant or any of our product candidates.  We purchase drug substance and raw materials, including the chemical constituents for our hydrogel, from independent suppliers on a purchase order basis.  Any performance failure or refusal to supply drug substance or raw materials on the part of our existing or future suppliers could delay clinical development, marketing approval or commercialization of our products.  If our current suppliers do not perform as we expect, we may be required to replace one or more of these suppliers.  In particular, we depend on a sole source supplier for the supply of our PEG.  This sole source supplier may be unwilling or unable to supply PEG to us reliably, continuously and at the levels we anticipate or are required by the market.  Although we believe that there are a number of potential long-term replacements to our suppliers, including our PEG supplier, we may incur added costs and delays in identifying and qualifying any such replacements.

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

We may determine to build a direct sales force to sell DEXTENZA, if approved for marketing, and may initially use a contract sales organization to staff a dedicated team of sales representatives.  We may also consider co-promotional arrangements with larger ophthalmology companies.  We expect that a direct sales force will be required to effectively market and sell OTX-TP, if approved for marketing.  We will also rely on Regeneron to commercialize our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Because we have not historically evaluated whether to seek regulatory approval for any of our product candidates outside of the United States, pending potential receipt of regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our product candidates in any international markets.  If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval.  These may include independent distributors, pharmaceutical companies or our own direct sales organization.

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

Risks Related to Our Dependence on Third Parties

We will depend heavily on our collaboration with Regeneron for the success of our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  If Regeneron does not exercise its option, terminates our collaboration agreement or is unable to meet its contractual obligations, it could negatively impact our business.

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Our ability to generate revenues from the Collaboration Agreement will depend on our and Regeneron’s abilities to successfully perform the functions assigned to each of us under the Collaboration Agreement.  We did not receive any upfront payment under the Collaboration Agreement, although Regeneron has an option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize products containing our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Regeneron has agreed to pay us $10 million upon exercise of the option.  The option is exclusive until 12 months after Regeneron has received a product candidate in accordance with a collaboration plan and non-exclusive for an additional six months following the end of the exclusive period.  Under the Collaboration Agreement, we are obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances.  We are also entitled to receive under the terms of the Collaboration Agreement specified development, regulatory and sales milestone payments, as well as royalty payments.

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

The FDA has also completed two inspections of our manufacturing facility in connection with our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  After each inspection, we received a Form 483 from the FDA pertaining to deficiencies in our manufacturing processes identified during such inspection.  After we responded to the issues which had been identified with corrective action plans, we subsequently received a CRL from the FDA.  Following the July 2016 CRL, we resubmitted our NDA to the FDA in January 2017.  After the May 2017 inspection, we received a Form 483 from the FDA focused on procedures from manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  We received a CRL regarding these and other matters in July 2017.  We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified in the Form 483, including the presence of particulate matter in certain manufactured lots of DEXTENZA.  In November 2017, we submitted our complete responses to the FDA in an effort to close out the Form 483 deficiencies.  Subject to satisfactorily addressing the FDA inspectional observations, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the first half of 2018.  However, if we are unable to address such issues successfully or if the FDA determines that the actions we have taken or will take to remediate such issues to be inadequate, our ability to commercialize any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

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

We remain highly dependent on the research and development, clinical and business development expertise of Amar Sawhney, Ph.D., our Executive Chairman of the Board of Directors and former President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team, including Antony Mattessich, our President and Chief Executive Officer.  Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.  We maintain “key person” insurance for Dr. Sawhney, but we do not have any such insurance for any of our other executives or other employees.

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

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Transition, Separation and Release of Claims Agreement by and between Ocular Therapeutix, Inc. and Eric Ankerud, dated as of July 31, 2017	8-K	001-36554	8/3/2017	10.1

10.2	Consulting Agreement by and between Ocular Therapeutix, Inc. and Anchor Biotech Consulting, LLC, dated as of July 31, 2017	8-K	001-36554	8/3/2017	10.2

10.3	Employment Agreement, by and between Ocular Therapeutix, Inc. and Donald Notman, dated as of September 25, 2017	8-K	001-36554	9/25/2017	10.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: November 7, 2017	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)