Form 10-K
period 2017-12-31
OCULAR THERAPEUTIX, INC
filed 2018-03-08
CIK 1393434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ◻  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ◻  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻
			
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ◻  Yes    ☒  No

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $221 million. The number of shares outstanding of the registrant’s class of common stock, as of March 1, 2018: 37,278,082

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2017.

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

•

our plans and ability to resolve the current manufacturing deficiencies cited by the U.S. Food and Drug Administration, or FDA, in order to resubmit our New Drug Application, or NDA, for  DEXTENZA™ for the treatment of post-surgical ocular pain;

•	our ability to manufacture DEXTENXA in compliance with current Good Manufacturing Practices, or cGMP;

•

our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements, generally, and to fund the regulatory submission and commercialization of DEXTENXZA, specifically;

•

our ongoing and planned clinical trials, including our Phase 3 clinical trial of DEXTENZA for the treatment of allergic conjunctivitis, our Phase 2 clinical trial of DEXTENZA for the treatment of dry eye disease and our Phase 3 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension;

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

•

the preclinical development of our hydrogel formulated with protein-based or small molecule drugs, including tyrosine kinase inhibitors, or TKIs, for the treatment of wet age-related macular degeneration, or wet AMD, and other retinal diseases;

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

•	our intellectual property position;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the impact of government laws and regulations;

•	the outcome of certain legal actions and proceedings;

•	our ability to continue as a going concern; and

•	our competitive position.

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

We incorporate FDA approved therapeutic agents, including small molecules and proteins, into our hydrogel technology with the goal of providing extended delivery of drug to the eye.  We believe that our extended delivery technology allows us to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intracanalicular inserts, intracameral implants and intravitreal implants. We have product candidates in clinical and preclinical development applying this technology to treat post-surgical ocular pain and inflammation, allergic conjunctivitis, dry eye disease, glaucoma and ocular hypertension, and wet age-related macular degeneration, or wet AMD, among other conditions.

Our lead product candidates are DEXTENZA (dexamethasone insert), for the treatment of post-surgical ocular pain and inflammation, allergic conjunctivitis and dry eye disease, and OTX-TP (travoprost insert), for the reduction of intraocular pressure, or IOP, in patients with glaucoma and ocular hypertension. Both product candidates are extended-delivery, drug-eluting, preservative-free intracanalicular inserts that are placed into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose.

We also have in development two programs that are beginning human clinical trials:  OTX-TIC, an intracameral travoprost implant for the reduction of IOP in patients with moderate to severe glaucoma and ocular hypertension; and OTX-TKI, a tyrosine kinase inhibitor intravitreal injection by fine gauge needle, delivering a hydrogel-based, anti-angiogenic formulation that releases the therapeutic agent for the treatment of wet AMD.    As of February 28, 2018, we have not enrolled a patient in either program’s clinical trials.  Finally, we continue our collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel in combination with Regeneron’s VEGF inhibitor, aflibercept, currently marketed under the brand name Eylea.

In addition to our ongoing drug product development, we currently market our sole commercial product ReSure Sealant, a hydrogel-based ophthalmic wound sealant approved by the FDA to seal corneal incisions following cataract surgery.  ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

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

DEXTENZA ™ (dexamethasone insert)

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel-based, drug-eluting intracanalicular insert.  In September 2015, we submitted to the FDA an NDA for DEXTENZA for the treatment of post-surgical ocular pain.  In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, which states that the FDA has determined that it cannot approve the NDA in its present form.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection. We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified.  In May 2017 we submitted our initial response to the Form 483 and, in November 2017, we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.

The remediation efforts we have undertaken in response to the FDA’s inspectional observations and as a result of further internal review include upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes are intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. In December 2017, we requested a meeting with the FDA to describe our remediation efforts and NDA resubmission plans and to seek feedback.  A meeting was granted in January 2018, and we believe that the preliminary written responses from the FDA to our questions fully addressed our meeting objectives. We decided that the meeting would no longer be necessary because of the completeness of the FDA’s response and that the FDA’s comments do not require any substantial change in our manufacturing or regulatory plans.  As a result, the correspondence with the FDA will represent the official record of that previously scheduled meeting.  Subject to satisfactorily addressing the FDA inspectional observations and demonstrating consistency in our commercial stage manufacturing process, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the first half of 2018. Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA with input from the Office of Process and Facilities within its Center for Drug Evaluation and Research, or CDER, as part of the NDA review process, and are necessary prior to NDA approval.

If DEXTENZA is approved for marketing, we are considering the potential commercialization options for DEXTENZA in the United States, including building our own highly targeted, key account sales force that would focus on the ambulatory surgical centers responsible for the largest volumes of cataract surgery.  We have not reflected the full costs of building of such a sales force in our current operating plan and will need to raise additional capital to support such an effort.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular pain and inflammation.  The data from two of these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial are being used to support our NDA for post-surgical ocular pain.  Subject to receiving approval for the pain indication, and based on the results from the previous three Phase 3 clinical trials for DEXTNZA, we plan to submit an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation.  We have also completed two Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis.  In October 2015, we announced topline results of our first Phase 3 clinical trial for allergic conjunctivitis, and in June 2016 we announced topline results of our second Phase 3 clinical trial for this indication.  We are currently considering potential next steps in pursuing the approval for DEXTENZA in the allergic conjunctivitis indication. Finally, DEXTENZA completed a Phase 2 clinical trial for the treatment of dry eye disease, with topline results announced in December 2015.

OTX-TP (travoprost insert)

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog, or PGA, that reduces elevated IOP as its active pharmaceutical ingredient, into a hydrogel-based, drug-eluting intracanalicular insert.  This preservative-free insert is designed to elute drug for up to 90 days.  OTX-TP is being developed to lower IOP in patients with mild to moderate primary open angle glaucoma and ocular hypertension.  We reported topline results from a Phase 2b clinical trial for this indication in October 2015.  We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two Phase 3 clinical trials of OTX-TP in September 2016. We expect our first Phase 3 trial of OTX-TP to enroll approximately 550 patients at 50 sites in the United States. Based on discussions with the FDA, the first Phase 3 clinical trial design will include an OTX-TP treatment arm and a placebo-controlled comparator arm that will use a non-drug eluting hydrogel-based intracanalicular insert. There will not be a requirement for either a timolol comparator or a validation arm. No eye drops, placebo or active, will be administered in either the

OTX-TP treatment arm or the placebo-controlled arm. The primary efficacy endpoint will be superiority in the reduction of IOP from baseline in the OTX-TP treatment arm compared to the placebo arm at three diurnal time points at each of three measurement dates, 2, 6 and 12 weeks. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of IOP, compared to the placebo and a clinically meaningful reduction of IOP prior to granting marketing approval.  We have enrolled over 60% of the target patient enrollment for this trial as of February 28, 2018.  We expect topline efficacy data from the first Phase 3 clinical trial in the fourth quarter of 2018.  We do not intend to initiate the second Phase 3 clinical trial until we receive data from the first Phase 3 clinical trial and may determine to discuss the results of this first Phase 3 clinical trial with the FDA prior to initiating a second Phase 3 clinical trial.  Given the anticipated use of OTX-TP as a chronic therapy, we will need to generate six-month (300 patients) and one year (100 patients) safety data during either the first or second Phase 3 clinical trial to support our product registration.

OTX-TIC (travoprost implant)

OTX-TIC (travoprost implant) is our product candidate for the treatment of patients with moderate to severe glaucoma and ocular hypertension. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP lowering in humans.  We initiated a Phase 1 clinical trial outside the United States in the third quarter of 2017 to assess safety and obtain initial efficacy data, but have not enrolled any patients in this clinical trial as of February 28, 2018. The trial is a prospective, single-center study designed to evaluate the safety, efficacy, durability and tolerability of OTX-TIC compared to topical travoprost (eye drops) in up to 20 patients with open-angle glaucoma or ocular hypertension.  We submitted an investigational new drug application, or IND, in the first quarter of 2018 and expect to initiate a second Phase 1 trial in the United States in the first half of 2018.

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

OTX-TKI (tyrosine kinase inhibitor implant)

OTX-TKI (tyrosine kinase inhibitor implant) is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of OTX-TKI.  In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. We plan to initiate a Phase 1 clinical trial to begin outside of the United States in the first half of 2018 to assess the safety, durability, and tolerability of OTX-TKI in the posterior segment of the human eye for the treatment of VEGF induced retinal leakage for an extended duration.

Regeneron Collaboration

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products using our extended-delivery hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, for any target including VEGF, or any products that deliver large molecule drugs other than those that target VEGF proteins. Under the terms of the Collaboration Agreement, we and Regeneron have agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept that is suitable for advancement into clinical development. A joint research committee comprised of an equal number of representatives from each of Regeneron and us is responsible for reviewing, approving and overseeing the parties’ research and development activities with respect to licensed product candidates and making any modifications to those activities. In general, Regeneron has final decision-making authority over matters on which the joint research committee deadlocks, following escalation to designated executive officer representatives of the parties, except for matters that would impose a material increase in costs or obligations on us beyond those costs and obligations included in the mutually agreed collaboration plan. We granted Regeneron an option, or the Option, to enter into an exclusive, worldwide license under our intellectual property to develop and commercialize products using our extended-delivery hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds, or Licensed Products.

Under the terms of the Collaboration Agreement, Regeneron is responsible for funding an initial preclinical tolerability study, which it initiated in early 2018.  If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances. We do not expect our funding requirements under the collaboration to be material over the next twelve months. If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

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

Market Background

Our clinical stage product candidates and our marketed product are based on a proprietary bioresorbable hydrogel technology platform that uses polyethylene glycol, or PEG, as a key component. Bioresorbable materials gradually break down in the body into non-toxic, water soluble compounds that are cleared by normal biological processes. PEG is used in many pharmaceutical products and is widely considered to be safe and biocompatible. Our technology platform allows us to tailor the physical properties, drug release profiles and bioresorption rates of our hydrogels to meet the needs of specific clinical indications. We have used this platform to engineer each of our intracanalicular insert product candidates, our intracameral product candidates, our intravitreal implant product candidates, and ReSure Sealant. Our technical capabilities include a deep understanding of the polymer chemistry of PEG-based hydrogels and the design of the specialized manufacturing processes required to achieve a reliable, preservative free and high purity product.

Our product candidates target large and growing markets. Allied Market Research estimates that the annual worldwide market for ophthalmic medications was $29 billion as of 2016 and is expected to increase to $42.7 billion by 2023.

We have in-licensed all of the patent rights and a significant portion of the technology for ReSure Sealant and our hydrogel platform technology product candidates from Incept, LLC, or Incept, an intellectual property holding company. Amarpreet Sawhney, our former President and Chief Executive Officer and current Executive Chairman of the Board of Directors, is a general partner of Incept and has a 50% ownership stake in Incept. We are currently in discussions with Incept for the potential expansion of our licensed rights in order to enable our potential use of the technology beyond the field of ophthalmology.

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

Product Pipeline

The following table summarizes the status of our key product development programs and our marketed product. We hold worldwide exclusive commercial rights to the core technology underlying all of our products in development and have not granted commercial rights to any marketing partners other than the Option on commercial rights we granted to Regeneron for the delivery of protein-based anti-VEGF drugs in our hydrogel for the treatment of retinal diseases.

PRODUCT/PROGRAM	DISEASE STATE	MODE OF DELIVERY	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	REGULATORY APPROVAL
LATE STAGE PRODUCT CANDIDATES / APPROVED PRODUCTS							
Dextenza™ (dexamethasone insert, 0.4 mg)	Post-surgical pain and inflammation	Intracanalicular insert					
ReSure® SEALANT	Cataract incision closure	Ocular sealant					Commercially Available
Dextenza™ (dexamethasone insert, 0.4 mg)	Allergic conjunctivitis	Intracanalicular insert					
OTX-TP (travoprost insert)	Glaucoma, ocular hypertension	Intracanalicular insert					
EARLY STAGE PRODUCT CANDIDATES							
OTX-TIC (travoprost implant)	Glaucoma, ocular hypertension	Intracameral implant					
OTX-TKI (tyrosine kinase inhibitor implant)	Wet AMD, DME, RVO	Intravitreal implant					
OTX-IVT* (anti-VEGF antibody implant)	Wet AMD, DME, RVO	Intravitreal implant					

* In Partnership with REGENERON

Our Strategy

Our goal is to change the management of many ophthalmic diseases and conditions from frequent, pulsed therapies, characterized by significant variations in drug concentration over time, to longer term, sustained delivery of therapeutic agents to improve patient experiences. The key elements of our strategy to achieve this goal are to:

•

Create proprietary solutions for ophthalmic diseases and conditions based on our bioresorbable hydrogel technology platform’s ability to improve the delivery of FDA approved therapeutic agents. We are directing the majority of our development efforts towards applying our proprietary PEG-based bioresorbable hydrogel technology platform to product candidates that are designed to provide sustained delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in ophthalmic drugs approved by the FDA and that are or are expected to become available on a generic basis prior to anticipated launch dates or to which we have access through our existing collaboration with Regeneron or in any future collaborations. Our technology uses a proprietary composition of PEG to make bioresorbable hydrogels that we specifically engineer for each of our product candidates. By focusing on the development of products based on FDA-approved therapeutic agents, we believe that we can advance potential products efficiently and predictably through the development cycle based on well-defined clinical and regulatory approval pathways. We believe this strategy of selecting FDA-approved therapeutic agents and improving their delivery represents an attractive risk-reward profile relative to new drug development.

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

•

Complete clinical development of and seek marketing approval for our most advanced intracanalicular insert product candidates for diseases and conditions of the front of the eye. We are focusing on completing the clinical development of our most advanced product candidates, including DEXTENZA for post-surgical ocular pain and inflammation and OTX-TP for glaucoma and ocular hypertension. We believe that the well-defined clinical and regulatory approval pathways for these product candidates, coupled with the availability of large patient populations, will enable us to complete clinical development in a capital and time efficient manner.

In September 2015, we submitted to the FDA an NDA for DEXTENZA for the treatment of post-surgical ocular pain. In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA pertaining to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility.  We resubmitted our NDA in January 2017.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, which states that the FDA has determined that it cannot approve the NDA in its present form.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection. We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified.  In May 2017 we submitted our initial response to the Form 483 and, in November 2017, we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.

With regard to OTX-TP, we initiated the first of two Phase 3 trials of our travoprost insert for the treatment of glaucoma and ocular hypertension in September 2016 and expect topline efficacy in the fourth quarter of

2018.  We anticipate discussing the results of this first Phase 3 clinical trial with the FDA prior to initiating a second Phase 3 clinical trial.  Given the anticipated use of OTX-TP as a chronic therapy, we will need to generate six-month (300 patients) and one year (100 patients) safety data during either the first or second Phase 3 clinical trial to support our product registration.  At the same time, we are also advancing OTX-TIC, our travoprost-based intracameral implant for the treatment of moderate to severe glaucoma and ocular hypertension.  We initiated a Phase 1 clinical trial outside the United States in the third quarter of 2017 and have submitted an IND during the first quarter of 2018 in the United States.  We expect to initiate a second Phase 1 trial in the first half of 2018.

•

Apply our sustained-release intracanalicular insert technology for the treatment of additional diseases and conditions of the front of the eye. We are exploring the potential use of our intracanalicular inserts in other front-of-the-eye diseases and conditions, such as dry eye disease and ocular infections, incorporating active pharmaceutical ingredients that are approved by the FDA as topical ophthalmic eye drops. We have completed an exploratory Phase 2 clinical trial of DEXTENZA for dry eye disease and a Phase 1 clinical trial of OTX-MP, an intracanalicular insert candidate, which incorporates the antibiotic moxifloxacin, to evaluate the safety and pharmacokinetics in OTX-MP in patients following cataract surgery. We may also pursue the development of a drug-eluting intracanalicular insert that delivers cyclosporine for the treatment of dry eye disease following a potential induction therapy using DEXTENZA. In addition, we may explore whether FDA-approved therapeutic agents that are not well suited to delivery by eye drops can be delivered by our intracanalicular inserts.

•

Pursue development of our intravitreal implant and other technologies for back-of-the-eye diseases and conditions. We are developing a hydrogel-based implant designed to release anti-angiogenic drugs, including anti-VEGF formulations, over a sustained period following administration by an intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye, including wet AMD. Our goal for this intravitreal product candidate is to provide sustained release of the anti-angiogenic drugs over a four to six month period, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen. We believe that less frequent injections will be more convenient for patients and may reduce the risk of infection and other potential side effects associated with each injection. We also believe that our hydrogel-based implant could potentially provide a more consistent level of therapeutic agent compared with existing therapies.

In October 2016, we entered into the Collaboration Agreement with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea. We are also exploring the delivery of small molecule drugs, such as TKIs, in our hydrogel. We are conducting preclinical research on a TKI candidate that we selected for advancement to a potential first-in-humans clinical trial expected in the first half of 2018. We are also evaluating in early exploratory research additional opportunities beyond anti-VEGF drugs to utilize our hydrogel platform for back-of-the-eye diseases.

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

Eye Disease

The front of the human eye consists of the cornea on the surface of the eye, the lens and the aqueous humor, which is a transparent fluid that fills the anterior chamber between the lens and the cornea. The tissue surrounding the eye also serves important functions. There is a natural opening, called a punctum, located in the inner portion of each upper and lower eyelid near the nose. The puncta open into nasolacrimal ducts, which collect and drain tears. The conjunctiva is the membrane covering the inside of the eyelids and the white part of the eye, known as the sclera. It helps to protect the eye from microbes and to lubricate the eye. The back of the eye contains the retina, which is the light sensing layer of tissue, the vitreous humor, which is a transparent gel that fills the vitreous chamber between the lens and the retina, and the optic nerve, which transmits visual information from the retina to the brain. Eye disease can be caused by many factors and can affect both the front and back of the eye. Diseases and conditions affecting the front of the eye are generally treated either with surgery or with medications delivered to the ocular surface by eye drops. Intravitreal injections or oral pills are typically used to deliver medications to the back of the eye.

Cross Section of Eye	Tear Drainage System

Front-of-the-Eye Diseases and Conditions

Ocular Pain and Inflammation

Ocular pain and inflammation are common conditions caused by a variety of factors, including ophthalmic surgery, allergic conjunctivitis and dry eye disease.

Post-Surgical Ocular Pain and Inflammation

Ocular pain and inflammation are common side effects following ophthalmic surgery. Frequently performed ophthalmic surgeries include cataract, refractive, vitreoretinal, cornea, and glaucoma procedures. Physicians prescribe anti-inflammatory drugs, such as corticosteroids, which are typically administered through eye drops multiple times per day, following ocular surgery as the standard of care. These drugs improve patient comfort and also accelerate recovery through disruption of the inflammatory cascade resulting in decreased inflammation and reduced activity of the immune system. Physicians also frequently prescribe non-steroidal anti-inflammatory drugs, or NSAIDs, as adjunctive or combination therapy to supplement the use of corticosteroids. If left untreated, inflammation of the eye may result in further ocular complications, including pain, scarring and vision loss. Market Scope has estimated that approximately 5.6 million ocular surgeries were to be performed in the United States in 2017.

Allergic Conjunctivitis

Allergic conjunctivitis is an inflammatory disease of the conjunctiva resulting primarily from a reaction to allergy-causing substances such as pollen or pet dander. The primary sign of this inflammation is redness and the primary symptom is acute itching. Allergic conjunctivitis ranges in clinical severity from relatively mild, common forms to more severe forms that can cause impaired vision. According to a study on the management of seasonal allergic conjunctivitis published in 2012 in the peer-reviewed journal Acta Ophthalmologica, allergic conjunctivitis affects 15% to 40% of the U.S. population. The first line of defense against allergic conjunctivitis is avoidance of the allergen. If this is not successful, physicians typically prescribe a combination of a topical mast cell stabilizer and anti-histamine. These treatments act to reduce the signs and symptoms of the early phase allergic reaction. For the subset of patients with chronic or more severe forms of allergic conjunctivitis, anti-histamines and mast cell stabilizers are often not sufficient to treat their signs and symptoms. These refractory patients are frequently treated with topical corticosteroids administered by eye drops.

Dry Eye Disease

Dry eye disease affects the ocular surface and is characterized by dryness, inflammation, pain, discomfort and irritation. The current standard of care for moderate to severe dry eye disease is the use of artificial tears and topical anti-inflammatory and immune modulating drugs administered by eye drops. The anti-inflammatory and immune modulating prescription drug market for the treatment of moderate to severe dry eye disease consists of Restasis for increasing tear production, marketed by Allergan, lifitegrast, for the treatment of the signs and symptoms of dry eye disease, marketed by Shire under the brand name Xiidra and off-label use of corticosteroids. Based on our review of industry sources, we estimate that approximately 20 million people in the United States have dry eye disease, including approximately five million people who suffer from moderate to severe dry eye disease.

Market Data

According to IMS Health data, approximately 22.0 million prescriptions were filled in the United States in 2017 for anti-inflammatory drugs administered by eye drops for ocular diseases and conditions, resulting in sales of approximately $3.8 billion. These prescriptions consisted of approximately 9.3 million prescriptions and $755 million in sales for single-agent corticosteroids, 3.6 million prescriptions and $351 million in sales for NSAIDs, 4.9 million prescriptions and $270 million in sales for corticosteroid and antibiotic combination products and approximately 4.3 million prescriptions and $2.4 billion in sales of Restasis and Xiidra for dry eye disease. According to IMS Health data, approximately 7.6 million anti-allergy eye drop prescriptions were filled in the United States in 2017, resulting in sales of approximately $667 million. The steroid market for eye drops to treat ocular diseases and conditions consists of both branded and generic products. Branded steroids include Lotemax and Alrex (loteprednol etabonate) marketed by Bausch & Lomb and Durezol (difluprednate) marketed by Alcon. Commonly used generic steroids include prednisolone, dexamethasone and fluorometholone.

Glaucoma

Glaucoma is a progressive and highly individualized disease in which elevated levels of IOP are associated with damage to the optic nerve, which results in irreversible vision loss. According to the World Health Organization, glaucoma is the second leading cause of blindness in the world. Ocular hypertension is characterized by elevated levels of IOP without any optic nerve damage. Patients with ocular hypertension are at high risk of developing glaucoma.

In a healthy eye, fluid is continuously produced and drained to maintain pressure equilibrium and provide nutrients to the ocular tissue. Excess fluid production or insufficient drainage of fluid in the front of the eye or a combination of these problems causes increased IOP. The increased IOP associated with uncontrolled glaucoma results in degeneration of the optic nerve in the back of the eye and loss of peripheral vision. Once glaucoma develops, it is a chronic condition that requires life-long treatment. According to the Glaucoma Research Foundation, approximately 3.0 million people in the United States suffer from glaucoma. Open-angle glaucoma, in which the space between the iris and the cornea through which fluid drains is relatively wide, is the most common form of glaucoma. According to the Glaucoma Research Foundation, open-angle glaucoma accounts for at least 90% of all glaucoma cases.

To lower IOP, physicians typically initiate treatment by prescribing drugs administered as eye drops. These drugs either decrease fluid production or enhance fluid drainage. The classes of topical drugs used to treat glaucoma include PGAs, beta-blockers, alpha-adrenergic agonists and carbonic anhydrase inhibitors. PGAs are the most widely prescribed class of drugs for glaucoma and are considered first-line glaucoma treatment. PGAs reduce IOP by enhancing the clearance and drainage of ocular fluid. The most frequently prescribed PGA is once-daily latanoprost, although travoprost, unoprostone and bimatoprost are also frequently used in the management of open-angle glaucoma. In cases where glaucoma is not easily managed by a drug regimen, surgical or laser treatments may be undertaken.

Market Data

According to IMS Health data, approximately 36.1 million prescriptions were filled in the United States in 2017 for drugs administered by eye drops for the treatment of glaucoma, resulting in sales of approximately $2.8 billion. A typical prescription provides approximately one month of treatment. We expect prescription volume to grow, in large part as a result of the aging population. According to IMS Health, PGAs accounted for approximately half of the prescription volume in the glaucoma market in 2017. The market for drugs administered by eye drops for the treatment of glaucoma consists of both branded and generic products. Branded products have maintained premium pricing and significant market share. These products include Travatan Z (travoprost) marketed by Alcon and Lumigan (bimatoprost) marketed by Allergan. The relevant patents covering travoprost expired in December 2014. Commonly used generic drugs include latanoprost and timolol.

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

Market Data

According to IMS Health data, approximately 18.4 million prescriptions were filled in the United States in 2017 for ophthalmic antibiotics administered by eye drops, resulting in sales of approximately $560 million.

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

•

Difficulty in administration. Eye drops are difficult to administer for many patients, in particularly the elderly, due to physical or mental conditions such as arthritis or dementia. Difficulty in self-administering eye drops may lead to bacterial contamination in the bottle resulting from incorrect usage, limited accuracy administering the drops directly into the eye and the potential washout of drops from the eye. We believe that this also may play a large role in lack of patient compliance and resulting diminished efficacy of treatment.

•

Need for high concentrations. After eye drops are administered to the ocular surface, the tear film rapidly renews. Most topically applied solutions are washed away by new tear fluid within 15 to 30 seconds. Because contact time with the ocular surface is short, less than 5% of the applied dose actually penetrates to reach intraocular tissues. As a result, eye drops generally require frequent administration at high drug concentrations to deliver a meaningful amount of drug to the eye. This pulsed therapy results in significant variations in drug concentrations over a treatment period, which we refer to as peak and valley dosing. At peak levels, the high concentrations can result in side effects, such as burning, stinging, redness of the clear membrane covering the white part of the eye, referred to as hyperemia, and spikes in IOP, which may lead to drug induced glaucoma. At low concentration levels, the drug may not be effective, thus allowing the disease to progress.

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

Wet AMD is the leading cause of blindness in people over the age of 55 in the United States and the European Union. According to a study on the burden of AMD published in 2006 in the peer-reviewed journal Current Opinion in Ophthalmology, approximately 1.2 million people in the United States suffer from wet AMD. In addition, AMD Alliance International reports that approximately 200,000 new cases of wet AMD arise each year in the United States. The incidence of wet AMD increases substantially with age, and we expect that the number of cases of wet AMD will increase with growth of the elderly population in the United States. The anti-VEGF market for the treatment of wet AMD consists predominantly of two drugs that are approved for marketing and primarily prescribed for the treatment of wet AMD, Lucentis marketed in the United States by Genentech and Eylea marketed in the United States by Regeneron, and off-label use of the cancer therapy Avastin. In 2016, sales of Lucentis and Eylea totaled approximately $4.7 billion in the United States and $8.4 billion globally.

Because eye drops are unable to carry effective drug concentrations to the back-of-the-eye, intravitreal injections or oral medications are used to deliver medications to this location. However, the frequency of intravitreal injection can be a significant burden on patients, caregivers and clinicians. For example, the current treatment protocol for wet AMD involves monthly or bi-monthly injections. Intravitreal injections can lead to patient discomfort, a transient increase in IOP, and ocular inflammation and infection. Although serious adverse event rates after treatment with anti-VEGF compounds are low, intravitreal injections can result in severe complications and damage to the retina and other structures of the eye, such as ocular hemorrhage and tears in the retinal pigment epithelium.

Ocular Wound Closure

According to the World Health Organization, cataracts are the leading cause of visual impairment eventually progressing to blindness. According to the American Academy of Ophthalmology Cataract and Anterior Segment Panel’s 2011 Preferred Practice Pattern Guidelines, cataract extraction is the most commonly performed eye surgery in the United States. Market Scope has estimated that in 2017 there were to be approximately 4.0 million cataract extractions performed in the United States.

A cataract is a clouding of the lens inside the front of the eye. During cataract surgery, a patient’s cloudy natural lens is removed and replaced with a prosthetic intraocular lens. Clear corneal incision that allows entry to the eye is the typical method for performing cataract surgery. The most common post-surgical approach is to allow the incisions to self-seal, or close, through normal biological processes. However, self-sealing incisions can open spontaneously, especially within 12 to 24 hours following surgery, when IOP fluctuates or as a result of the application of external pressure or manipulation. In addition, incisions that are left to self-seal may leak, which can sometimes result in complications. Complications from fluid leakage include the development of hypotony, or low IOP, which can lead to corneal decompensation and vision loss, as well as the potential for infection. The implanted intraocular lens also may shift in position due to hypotony, leading to reduced visual outcomes following surgery.

Sutures are the most widely used alternative method of wound closure. However, sutures do not completely prevent fluid leakage, are time-consuming to place and have been associated with patient discomfort, corneal distortion, and shallowing of the interior chamber. An additional visit may be required to remove sutures, thus adding time, inconvenience and expense to the surgical process. Sutures may also lead to astigmatism, a distortion of the cornea. These shortcomings limit the use of sutures in ophthalmic surgery. In a 2012 survey of ophthalmologists in the United States conducted by Lachman Consulting LLC, a healthcare consulting firm, respondents indicated that they use sutures in approximately 14% of cataract surgeries.

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

Our bioresorbable hydrogel technology is based on the use of a proprietary form of PEG. Our technical capabilities include a deep understanding of the polymer chemistry of PEG-based hydrogels and the design of the highly specialized manufacturing processes required to achieve a reliable, preservative free and pure product. We tailor the hydrogel to act as a vehicle for sustained drug delivery to the eye and as an ocular tissue sealant. We have used bioresorbable hydrogels to engineer each of our intracanalicular insert product candidates, our intracameral implant product candidates, ReSure Sealant and our intravitreal implant product candidates.

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

Intracanalicular insert shown positioned in the vertical canaliculus

Our intracanalicular inserts utilize our proprietary hydrogel technology and are embedded with an active drug. Following insertion through the punctum, our inserts swell in tear fluid to fill the vertical canaliculus, which secures the inserts in place. We design our inserts to release drug in a sustained fashion, tailored to each disease state, back through the punctum to the surface of the eye. Over time the inserts liquefy and are cleared through the nasolacrimal duct. If necessary due to excessive tearing, discomfort or improper placement, a healthcare professional can remove an intracanalicular insert by a process of pushing the soft insert back through the punctum.

Our inserts allow incorporation of a variety of drugs with a controllable range of delivery durations and delivery rates. For acute conditions, such as post-surgical ocular pain and inflammation and allergic conjunctivitis, we have designed our intracanalicular inserts to provide a sustained release of therapeutic levels of drug for the duration of treatment. For chronic diseases, such as glaucoma, we have designed our intracanalicular inserts for repeat administration with extended dosing periods. We are concentrating our initial development efforts on intracanalicular inserts incorporating active pharmaceutical ingredients that are approved by the FDA for the targeted indication and that satisfy other specific selection criteria that we have developed.

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

Because intracanalicular inserts stay in contact with the tear film, other companies have pursued the development of intracanalicular punctum plugs containing active drugs for sustained release to the ocular surface. However, these earlier product designs had significant limitations with respect to drug capacity, drug release kinetics and patient comfort and used non-degradable punctum plugs with a clear silicone hard rubber shell containing only a core with active drug. These plugs typically extended outside of the punctal opening and secured themselves in place with an external cap. The external cap was in constant contact with the surface of the eye, which may cause irritation and discomfort in some cases. In addition, some prior designs resorted to plugging both the upper and lower puncta, which could cause excessive tearing and patient discomfort. These designs did not incorporate a visualization agent to allow the patient and physician to assess the presence of the plug.

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

•

Sustained delivery of drug. We have designed our intracanalicular inserts to deliver drug in a sustained fashion to the surface of the eye in order to avoid the peak and valley dosing and related side effects and spikes in IOP associated with eye drops. We also believe sustained dosing may improve the therapeutic profile of the active pharmaceutical ingredient because it eliminates periods of little or no drug presence between eye drop administrations. Further, we are designing our product candidates so that their drug release profiles can be tailored to match the treatment needs of the disease. For example, steroids for ophthalmic purposes generally require administration over four weeks, with tapered dosing over this period. In contrast, PGAs require administration in a steady fashion over the duration of treatment. Our intracanalicular inserts are designed to fully dissipate over a period of two to three times the length of the expected period of release of the therapeutic agent and can be removed if necessary by a healthcare professional.

•

Avoidance of preservative side effects. Our intracanalicular inserts do not involve the use of preservatives, such as BAK, which have been linked to side effects including burning, stinging, hyperemia, irritation, eye dryness and, less frequently, conjunctivitis or corneal damage.

Intravitreal Implants for Back-of-the-Eye Diseases and Conditions

We are engaged in the clinical development of our hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our extended-delivery hydrogel in combination with anti-angiogenic drugs such as protein-based anti-VEGF drugs or small molecule drugs, such as TKIs for the treatment of retinal diseases, such as wet AMD, retinal vein occlusion and diabetic macular edema. Our initial goal for these programs is to provide extended delivery of a protein-based large molecule or small molecule TKI drug targeting VEGF and other targets over a four to six month period following administration of a bioresorbable hydrogel incorporating the drug by an injection into the vitreous humor, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other retinal diseases and potentially providing a more consistent uniform release of drug over the treatment period.

We are pursuing a multi-pronged strategy to seek to maximize the potential of this technology.

•

We are researching the delivery of small molecule TKIs from our hydrogel implant and we plan to initiate a human clinical trial outside of the United States in the first half of 2018. We have conducted preclinical work on this compound and have achieved sustained delivery and pharmacodynamic effect in vivo for up to twelve months.  We believe this class of drugs is well suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, these drugs have been difficult to deliver to the eye for acceptable time frames at therapeutic levels without causing local and systemic toxicity due to low drug solubility and very little short half-lives in solution. We believe our local drug delivery technology gives us potential advantages in this regard. By selecting a compound that is compatible with our hydrogel platform technology and that will have expiration of relevant patents within the timeline of our development program, we avoid the need to license the TKI molecule, thus retaining full worldwide rights to any products we develop.

•

We are  also evaluating an intravitreal implant through our collaboration with Regeneron, consisting of a PEG-based hydrogel matrix containing embedded micronized particles of aflibercept. Aflibercept is marketed by Regeneron under the brand name Eylea. We designed the injection to be delivered to the vitreous chamber of the eye using a fine gauge needle. We entered into the Collaboration Agreement with Regeneron in October 2016 for the development and commercialization of protein-based anti-VEGF drugs, with the initial product candidate incorporating the drug aflibercept into our hydrogel.

Our intravitreal implant consists of a PEG-based hydrogel suspension, which contains embedded micronized protein particles of an anti-angiogenic compound. We designed the intravitreal implant to be injected and retained in the vitreous humor, as depicted in the figure below, to provide sustained intravitreal delivery of anti-VEGF compounds.

We have designed our intravitreal implant for delivery using typically available syringes and fine gauge needles compatible with the current standard of care. Once in the vitreous humor, the hydrogel is designed to retain properties of TKI and anti-VEGF compounds until they are released. We have designed the hydrogel to liquefy, dissolve and be cleared from the eye through hydrolysis over time. We design our hydrogels to control the hydrogel biodegradation rate and, as a result, the timing of TKI and anti-VEGF compound release.

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

We commercially launched ReSure Sealant in February 2014 on a region-by-region basis in the United States through a network of independent distributors. In early 2017, we terminated these distributors and hired a contract sales force of four representatives to sell ReSure Sealant. In July 2017, in connection with a broader reduction in force, we terminated these representatives.  At this time, we have no sales support provided to ReSure Sealant, and we have no plans to hire a sales force to focus on this product.  We also believe that the market opportunity for a surgical sealant following cataract surgery may be modest because sutures are used in only approximately 14% of cataract surgeries and currently, there is no direct reimbursement for ReSure Sealant. As a result, we do not expect to generate meaningful levels of revenue from the sale of ReSure in 2018.

Development Pipeline and Marketed Product

The following table summarizes important information about our key product development programs and our marketed product, ReSure Sealant. We hold worldwide commercial rights to each of our product candidates and ReSure Sealant.

Description
		(Active Pharmaceutical	Stage of
Product / Program	Indication	Ingredient)	Development	Status
Approved Product
ReSure Sealant	Cataract incision closure	Ocular sealant	Marketed	Approved by the FDA in January 2014; commercially launched in the United States in February 2014

Late Stage Product Candidates
DEXTENZA	Post-surgical ocular pain and inflammation	Intracanalicular insert (Dexamethasone)	Phase 3

Two Phase 3 trials completed in the first quarter of 2015; third Phase 3 trial topline results reported for treatment of post-surgical ocular inflammation in November 2016; NDA resubmission for ocular pain anticipated in the first half of 2018

OTX-TP	Glaucoma	Intracanalicular insert (Travoprost)	Phase 3	Phase 2a trial completed in May 2014; Phase 2b topline results reported in October 2015; initiated the first of two Phase 3 clinical trials in September 2016

DEXTENZA	Allergic conjunctivitis	Intracanalicular insert (Dexamethasone)	Phase 3	Phase 2 trial completed in November 2014; topline results from the two Phase 3 trials; first Phase 3 trial reported in October 2015 and second Phase 3 trial reported in June 2016

Description
		(Active Pharmaceutical	Stage of
Product / Program	Indication	Ingredient)	Development	Status
Approved Product
Earlier Stage Product Candidates
DEXTENZA	Dry eye disease	Intracanalicular insert (Dexamethasone)	Phase 2	Topline results from Phase 2 trial reported in December 2015

OTX-MP	Ocular infection	Intracanalicular insert (Moxifloxacin)	Phase 1 completed	No active development efforts

OTX-TIC	Glaucoma and ocular hypertension	Intracameral implant (Travoprost)	Phase 1	Initiated a Phase 1 clinical trial outside of the U.S. in the third quarter of 2017 and plan to initiate a second Phase 1 clinical trial in the first half of 2018 in the U.S.
Anti-angiogenic hydrogel implants
Sustained-release Aflibercept	Wet AMD	Intravitreal implant (Protein-based anti-angiogenic compound)	Preclinical	Ongoing preclinical studies

OTX-TKI	Wet AMD	Intravitreal implant (Tyrosine kinase inhibitor anti-angiogenic compound)	Preclinical	Plan to initiate a Phase 1 clinical trial outside of the U.S. in the first half of 2018

Dexamethasone Intracanalicular Insert

Our DEXTENZA (sustained-release dexamethasone) intracanalicular insert product candidate incorporates the corticosteroid dexamethasone as an active pharmaceutical ingredient in our proprietary hydrogel insert. We are developing DEXTENZA for the treatment of post-surgical ocular pain and inflammation, allergic conjunctivitis and dry eye disease. We have designed DEXTENZA to deliver therapeutic levels of dexamethasone over a period of approximately 30 days. We have reported topline results from three Phase 3 clinical trials for the treatment of post-surgical ocular pain and inflammation and two Phase 3 clinical trials for the treatment of allergic conjunctivitis.

We selected dexamethasone as the active pharmaceutical ingredient for DEXTENZA because it:

•	is approved by the FDA and has a long history of ophthalmic use;

•	is available on a generic basis;

•	is highly potent and is typically prescribed for prevention of ocular pain and inflammation following ocular surgery;

•	is available from multiple qualified suppliers; and

•	has physical properties that are well suited for incorporation within our intracanalicular inserts.

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

The standard regimen for dexamethasone eye drops following cataract surgery is an initial administration of four times daily for one week, with a gradual tapering in the number of eye drops over a four week period. Such a regimen is often confusing to patients as they must remember to taper the number of times per day they administer the steroid, while also taking multiple drops of other drugs, such as antibiotics and NSAIDs. We believe that sustained delivery of drug to the eye may result in better control of ocular pain and inflammation as compared to eye drops and that a low dose amount may provide enhanced safety by eliminating spikes in IOP associated with high dose steroid eye drops.

Although dexamethasone is clinically effective in the treatment of late-phase inflammatory allergic reactions, the safety limitations associated with eye drop administration, including the potential to generate spikes in IOP due to the high levels of drug, have limited its widespread adoption as a treatment for the treatment of allergic conjunctivitis. These spikes in IOP can lead to drug induced glaucoma, although the incidence is low. Further, use of oral anti-histamine medications as well as anti-histamine eye drops for allergic conjunctivitis may dry out the eye and exacerbate the discomfort to some patients. We believe, based on our clinical trial results to date, that periodic use of the DEXTENZA for allergic conjunctivitis will create a low, tapered, consistent dose of dexamethasone, potentially minimizing or eliminating side effects associated with the eye drop formulation, while retaining the drug’s anti-inflammatory effects.

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

Overview of DEXTENZA Clinical Development

We are conducting clinical development of DEXTENZA for the treatment of post-surgical ocular pain and inflammation, allergic conjunctivitis, and dry eye disease. The following summarizes our clinical development to date for DEXTENZA.

•

In March and April 2015, we reported topline results from two Phase 3 clinical trials for the treatment of post-surgical ocular pain and inflammation. In the first Phase 3 clinical trial, DEXTENZA met both primary efficacy endpoints, absence of pain at day 8 and absence of inflammatory cells at day 14, with statistical significance. In the second Phase 3 clinical trial, DEXTENZA met the primary efficacy endpoint for absence of pain at day 8 with statistical significance but did not meet the primary efficacy endpoint for absence of inflammatory cells at day 14. We met with the FDA in April 2015 to discuss the path forward for seeking marketing approval of DEXTENZA for the treatment of post-surgical ocular pain and inflammation. In this pre-NDA clinical meeting, the FDA indicated that the existing data from our Phase 2 and two Phase 3 clinical trials are appropriate to support an NDA submission for DEXTENZA for a post-surgical ocular pain indication. The FDA further indicated that we would need additional data from a third Phase 3 clinical trial for the inflammation endpoint to support the potential labeling expansion of DEXTENZA’s indications for use. We initiated a third Phase 3 clinical trial for DEXTENZA for the treatment of post-surgical ocular pain and inflammation in October 2015. In September 2015, we submitted to the FDA an NDA for DEXTENZA for the treatment of post-surgical ocular pain.  In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility.  In January 2017, we resubmitted our NDA to the FDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, which states the FDA has determined that it cannot approve the NDA in its present form.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection. We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified.  In May 2017 we submitted our initial response to the Form 483 and in November 2017 we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.  The remediation efforts we have undertaken in response to the FDA’s inspectional observations and as a result of further internal review include upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes are intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. In December 2017, we requested a meeting with the FDA to describe our remediation efforts and NDA resubmission plans and to seek feedback.  A meeting was granted in January 2018, and we believe that the preliminary written responses from the FDA to our questions fully addressed our meeting objectives. We decided that the meeting would no longer be necessary because of the completeness of the FDA’s response and that the FDA’s comments do not require any substantial change in our manufacturing or regulatory plans.  As a result, the correspondence with the FDA will represent the official record of that previously scheduled meeting.  As a result the correspondence with the FDA will represent the official record of that previously scheduled meeting.  Subject to satisfactorily addressing the FDA inspectional observations and demonstrating consistency in our commercial stage manufacturing process, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the first half of 2018. Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA with input from the Office of Process and Facilities within CDER, as part of the NDA review process, and are necessary prior to NDA approval.

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

Clinical Trials for Post-Surgical Ocular Pain and Inflammation

Completed Phase 2 Clinical Trial

In 2013, we completed a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked Phase 2 clinical trial evaluating the safety and efficacy of DEXTENZA for the treatment of ocular pain and inflammation following cataract surgery. We conducted this trial in 60 patients at four sites in the United States pursuant to an effective IND. We randomized patients in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug. One patient randomized into the DEXTENZA group was excluded from the trial because the investigator was unable to insert the insert, resulting in 29 patients in the DEXTENZA group and 30 patients in the vehicle control group. We evaluated patients in this trial at days 1, 4, 8, 11, 14 and 30 following surgery.

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

Safety: In this trial, there were three serious adverse events, none of which was considered related to the study treatment. The trial investigator determined the relatedness of the serious adverse events to study treatment based on his or her professional medical judgment and in accordance with the study protocol, which required the investigator to determine that a reasonable possibility did not exist that the study treatment caused the adverse event. None of the three serious adverse events: syncope, intracranial hemorrhage and cellulitis of the arm, were ocular in nature. In addition, there were a variety of adverse events in both the DEXTENZA group and the vehicle control group, with the adverse events in the vehicle control group outnumbering the adverse events in the DEXTENZA group. In the DEXTENZA group, the only adverse event that occurred more than once was reduced visual acuity, which occurred twice. The most common adverse events in the vehicle control group were reduced visual acuity, conjunctival hyperemia and corneal edema. Overall, 19 adverse events were noted in the DEXTENZA group and 30 adverse events were noted in the vehicle control group. All adverse events were transient in nature and completely resolved by the end of the trial.

Completed Phase 3 Clinical Trials

In 2014, we initiated a pivotal clinical trial program that consisted of two prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked Phase 3 clinical trials evaluating the safety and efficacy of DEXTENZA for the treatment of ocular pain and inflammation following cataract surgery. We initiated the first of these Phase 3 clinical trials in February 2014 and the second trial in April 2014. Patient enrollment was completed in September 2014, and the topline efficacy data from these clinical trials was reported in March and April 2015. We initiated a third Phase 3 clinical trial in the October 2015.  Patient enrollment in the third Phase 3 clinical trial was completed in May 2016 and the topline efficacy data was reported in November 2016.

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

We evaluated safety in all patients at each study visit with an assessment of general eye conditions, including visual acuity and IOP, along with any adverse events.

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

Regulatory Pathway

In September 2015, we submitted to the FDA an NDA for DEXTENZA for the treatment of post-surgical ocular pain. In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA pertaining to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection.  We resubmitted our NDA to the FDA in January 2017. Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, which states that the FDA has determined that it cannot approve the NDA in its present form.  In May 2017, we submitted our initial response to the Form 483 and, in November 2017, we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.

Subject to satisfactorily addressing the FDA inspectional observations and demonstrating consistency in our commercial stage manufacturing process, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the first half of 2018. Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA with input from the Office of Process and Facilities within CDER as part of the NDA review process and are necessary prior to NDA approval.  Subject to receiving approval for the pain indication pursuant to the NDA resubmission, we plan to submit an sNDA for DEXTENZA for the treatment of post-surgical ocular inflammation. If we receive timely approval of the sNDA for post-surgical ocular inflammation, we expect to expand the labeling to include this indication.  We expect that we would submit the sNDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information. Although we conducted our Phase 3 clinical trials of DEXTENZA in patients who have undergone cataract surgery, these trials are intended to support a label for all post-surgical ocular surgeries.

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

We evaluated safety in all patients at each study visit with an assessment of general eye conditions, including visual acuity and IOP, along with any adverse events.

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
				(0.0008)

Safety: In this trial, there was one serious adverse event in the treatment arm, which was depression. This event was not suspected to be related to treatment. The serious adverse event was not ocular in nature. In addition, there were a variety of adverse events in both the DEXTENZA group and the vehicle control group, with nine ocular adverse events and two non-ocular related adverse events in the DEXTENZA group and eight ocular adverse events and two non-ocular adverse events in the vehicle control group. In the DEXTENZA group, the only adverse events that occurred more than once were reduction in visual acuity and increased IOP, both of which occurred twice. The most common adverse events in the vehicle control group were erythema of the eyelid, discharge from the eye and an increase in lacrimation, all of which occurred twice. All adverse events were transient in nature and completely resolved by the end of the trial.

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

We evaluated safety in all patients at each study visit with an assessment of general eye conditions, including visual acuity and IOP, along with any adverse events.

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

We evaluated safety in all patients at each study visit with an assessment of general eye conditions, including visual acuity and IOP, along with any adverse events.

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
				(0.2611)

Safety:  There were no serious adverse events reported in this trial.  There were a variety of adverse events in both the DEXTENZA group and the vehicle control group, with six patients in the DEXTENZA treatment group with a total of six ocular and one non-ocular adverse events and 11 patients in the vehicle control group with a total of nine ocular and eight non-ocular adverse events. The lower rate of ocular adverse events in the DEXTENZA group could potentially be due to the presence of an anti-inflammatory active pharmaceutical ingredient. Ocular adverse events reported more than one patient in either treatment group included increased IOP, which was experienced by two patients in the DEXTENZA group, as well as dacryostenosis acquired and dacryocanaliculitis, each experienced by two patients in the vehicle control group. Both cases of IOP increased were considered treatment related, as were both cases of dacrycanaliculitis and a single case of dacryostenosis. All other ocular adverse events were reported by single patients in either the DEXTENZA or vehicle control group, with most in the PV group considered treatment related.

Regulatory Pathway

We have completed two Phase 3 clinical trials evaluating DEXTENZA for the treatment of allergic conjunctivitis.   Based on the results from the second Phase 3 clinical trial in which we failed to meet the primary efficacy endpoints, we may conduct a third Phase 3 clinical trial.  Subject to receiving approval for DEXTENZA for the treatment of post-surgical ocular pain pursuant to the NDA that has been submitted to the FDA and obtaining favorable results from any such Phase 3 clinical trial, we plan to submit an sNDA to the FDA for DEXTENZA for the treatment of allergic conjunctivitis for only the ocular itching indication. We expect that we would submit this sNDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information. Based on discussions with the FDA, we expect to use safety results from our Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular pain and inflammation to support the sNDA for DEXTENZA for the treatment of allergic conjunctivitis.

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

There was one serious adverse event in the DEXTENZA treatment group, myocardial infarction, that was not deemed to be treatment related.  There were 17 adverse events in the DEXTENZA group and 11 adverse events in the vehicle control group. Eight patients in the DEXTENZA group reported 12 ocular related adverse events, and 4 patients in the vehicle control group reported 5 ocular related adverse events. Four patients in the DEXTENZA group reported 5 non-ocular related adverse events, and 5 subjects in the vehicle control group reported 6 non-ocular related adverse events. The most frequently reported ocular treatment related ocular adverse event was increased lacrimation, which was reported in 4 patients in the DEXTENZA group and 1 subject in the vehicle control group. Three patients, all from the DEXTENZA group, had a mild reduction in best corrected visual acuity, of which 2 were considered treatment related and 1 of these was not resolved during the trial.

Travoprost Intracanalicular Insert (OTX-TP)

Our OTX-TP product candidate incorporates the PGA travoprost as an active pharmaceutical ingredient in our proprietary intracanalicular insert. We are developing OTX-TP for the treatment of glaucoma and ocular hypertension. We have completed a Phase 2a clinical trial of OTX-TP, and we reported topline efficacy results of a Phase 2b clinical trial of OTX-TP in the United States in October 2015.  We are currently conducting the first of two Phase 3 trial of OTX-TP.  In the first Phase 3 trial, we expect to enroll approximately 550 patients at 50 sites in the United States.

Travoprost is a synthetic PGA that reduces IOP by enhancing the clearance and drainage of ocular fluid.

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

We have designed OTX-TP to deliver therapeutic levels of travoprost for up to three months. We have tested versions of OTX-TP that are capable of sustained delivery over a one-month, a two-month and a three-month period. The retention time of our intracanalicular inserts varies from patient-to-patient due to various physiological and anatomical factors to which the intracanalicular inserts may be subjected. We have conducted a series of non-significant risk, or NSR, investigational device exemption, or IDE, studies with improved product designs and placement procedures with the goal of achieving higher retention rates. We have achieved successive improvements in retention, with as high as a 92% retention rate at day 90 in one of these NSR studies. Our completed pilot studies evaluated one-month and two-month versions of OTX-TP. In our Phase 2a clinical trial, we evaluated two-month and three-month versions of OTX-TP. In our Phase 2b clinical trial, we evaluated an improved three-month version of OTX-TP. In our pilot studies, the OTX-TP inserts we evaluated were violet to provide a visual assessment of insert position. In our subsequent Phase 2 clinical trials, we switched to a fluorescent yellow color to improve visibility and are using this same fluorescent marker in our Phase 2b clinical trial.

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

•

In 2014, we completed a Phase 2a clinical trial of two versions of OTX-TP for the treatment of glaucoma and ocular hypertension to evaluate reduction in IOP over a 60 to 90 day period. This completed trial provided important information regarding the effects in patients of the drug delivery rates for our inserts that informed the design of the OTX-TP insert that we used in our Phase 2b clinical trial for this indication.

•

In the November 2014, we initiated a Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension to evaluate reduction in IOP over a 60 to 90 day period. We reported topline efficacy results from this trial in October 2015. There were no hyperemia-related adverse events noted in any of the patients treated with OTX-TP. Further, there have been no serious adverse events observed to date in the Phase 2b trial. Adverse events noted include punctal stenosis, punctal trauma and canaliculitis.

•

We have conducted NSR studies on additional modified intracanalicular insert design. We met with the FDA in the second quarter of 2016 to discuss alternative Phase 3 clinical trial designs and to formulate our plans for our Phase 3 program. Based on feedback from this meeting with the FDA, we initiated the first of two planned Phase 3 clinical trials in September 2016.

The trial design for the two Phase 3 clinical trials includes an OTX-TP treatment arm and a placebo-controlled comparator arm using a non-drug-eluting insert. No timolol comparator or validation arm will be required in the study design and no eye drops, placebo or active, are being administered in either arm. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of IOP, when compared to the placebo, as a primary efficacy endpoint, and a clinically meaningful reduction of IOP in the absolute. The primary efficacy endpoint will be evaluated at 2 weeks, 6 weeks and 12 weeks at 8am, 10am and 4pm at each of the three timepoints.

Clinical Trials for Glaucoma and Ocular Hypertension

Completed Singapore Pilot Study

In 2012, we completed a prospective, single arm, open label pilot study evaluating the initial safety and efficacy of the one-month version of OTX-TP for the treatment of glaucoma and ocular hypertension. We conducted this trial in 17 patients, and in 26 eyes, at two sites in Singapore.

We enrolled patients in this trial who were at least 21 years of age with a documented diagnosis of ocular hypertension or open-angle glaucoma, baseline IOP within a specified range and a specified minimum level of visual acuity in each eye. The trial protocol provided that if the participant’s IOP was high despite treatment with OTX-TP, rescue medication would be made available to the patient. For patients who were currently under treatment for ocular hypertension or glaucoma, we required a drug washout period for these medications between screening and first visit.

We evaluated patients at days 3, 10, 20 and 30 following insertion of the insert and made the following assessments:

•	mean IOP at 8:00 a.m. at each evaluation date as measured in millimeters of mercury, or mmHg;

•	mean IOP at 10:00 a.m. and 4:00 p.m. at days 10, 20 and 30;

•	change in mean IOP from baseline at each time point measured; and

•	retention of the insert in the canaliculus at days 10, 20 and 30.

We assessed IOP at multiple time points on each evaluation date because IOP naturally varies over the course of the day.

For patients who are affected bilaterally, if both eyes met all eligibility criteria, both eyes were treated, but only the eye with the higher mean IOP at baseline was included in the efficacy analysis.

Efficacy: On day 10, 100% of the inserts were visualized, on day 20, 88% of the inserts were visualized, and on day 30, 79% of the inserts were visualized.

We observed a clinically meaningful reduction in mean IOP over the 30 day trial period. For eyes that retained the insert, from a mean baseline IOP of 27.2 mmHg, the mean IOP during treatment was maintained at or below 22 mmHg at each evaluation date and time point. The mean reduction in IOP from baseline ranged from 5.3 mmHg (20%) to 8.2 mmHg (30%) across all evaluation dates and time points. In studies conducted by third parties, a sustained 5.0 mmHg reduction in IOP reduced risk of disease progression by approximately 50%. The results for change in mean IOP from baseline at 8:00 a.m. on each evaluation date are set forth in the graph below.

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

We evaluated patients at days 3, 15, 30, 45 and 60 following insertion of the insert and made the same assessments with respect to mean IOP, change in mean IOP from baseline and retention of the insert in the canaliculus at each evaluation date following day 3 as in our Phase 1 Singapore trial described above.

Efficacy: On day 15, 97% of the inserts were retained, on day 30, 92% of the inserts were visualized, on day 45, 78% of the inserts were retained, and on day 60, 59% of the inserts were retained. Because of the limitations of the visualization of the violet color through pigmented eyelids, it is possible that intracanalicular inserts identified as not being retained were in fact retained but not visible, particularly given the sustained reduction in IOP through day 60 described below. We have since eliminated the violet colorant in favor of a fluorescent PEG hydrogel, resulting in greatly improved visualization.

We observed a clinically meaningful reduction in mean IOP over the 60 day trial period. For eyes that retained the insert, from a mean baseline IOP of 28.7 mmHg, the mean IOP during treatment was maintained at or below 22.0 mmHg beginning on day 15 and at all subsequent evaluation dates. The mean reduction in IOP from baseline ranged from 5.0 mmHg (18%) to 7.1 mmHg (25%) across all evaluation dates and time points. The results for change in mean IOP from baseline at 8:00 a.m. on each evaluation date are set forth in the graph below for patients who retained the insert on such date.

There were only two cases in which IOP remained high even though the insert was confirmed to be present. In each of these cases, the investigator prescribed rescue medication at the end of the visit. It is possible that this elevated IOP was the result of the participants not responding to travoprost.

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

The primary efficacy endpoints in this trial are differences between treatment groups in:

•	mean change in IOP from baseline on each evaluation date and at each time point;

•	mean percent change in IOP from baseline on each evaluation date and at each time point; and

•	mean IOP on each evaluation date and at each time point.

We designed our Phase 2a clinical trial to assess clinically meaningful response to treatment, and did not power the trial to measure any efficacy endpoints with statistical significance. We also evaluated retention of the insert as a secondary endpoint.

We enrolled patients in this trial who were at least 18 years of age with a documented diagnosis of ocular hypertension or open-angle glaucoma, baseline IOP within a specified range and a specified minimum level of visual acuity in each eye. We excluded patients from this trial if, among other reasons, they had a history of inadequate response to treatment with prostaglandins or beta-blockers. For patients who were currently under treatment for ocular hypertension or glaucoma, we required a drug washout period for these medications between screening and first visit.

We evaluated patients at days 3, 15, 30, 45, 60, 75 and 90 following insertion of the insert and made the following assessments:

•	mean IOP at 8:00 a.m. at each evaluation date;

•	mean IOP at 12:00 p.m. and 4:00 p.m. at days 30, 60 and 90;

•	change in mean IOP from baseline at each time point measured; and

•	retention of the insert in the canaliculus at each evaluation date.

For patients who are affected bilaterally, if both eyes met all eligibility criteria, both eyes were treated, but only the eye with the higher mean IOP at baseline was included in the primary efficacy analysis.

We evaluated safety in all patients at each study visit with an assessment of general eye conditions, including visual acuity, along with any adverse events.

Efficacy: In the timolol group, for eyes that retained the insert, from a mean baseline IOP of 26.1 mmHg, the mean IOP during treatment was maintained at or below 21.4 mmHg beginning on day 15 and at all subsequent evaluation dates and time points. The mean reduction in IOP from baseline ranged from 3.2 mmHg (13%) to 6.4 mmHg (25%) across all evaluation dates and time points through day 75.

In the OTX-TPa group, for eyes that retained the insert, from a mean baseline IOP of 25.8 mmHg, the mean IOP during treatment was maintained at or below 21.0 mmHg beginning on day 15 and at all subsequent evaluation dates and time points through day 75. The OTX-TPa formulation, originally intended to deliver drug over a two-month period, exceeded our expectations, delivering drug for 75 days. The mean reduction in IOP from baseline ranged from 3.2 mmHg (14%) to 6.0 mmHg (24%) across all evaluation dates and time points through day 75.

In OTX-TPb group, for eyes that retained the insert, from a mean baseline IOP of 26.4 mmHg, the mean IOP during treatment was maintained at or below 22.2 mmHg beginning on day 15 and at all subsequent evaluation dates and time points. The mean reduction in IOP from baseline ranged from 2.0 mmHg (9%) to 5.4 mmHg (20%) across all evaluation dates and time points.

The results for change in mean IOP for patients in the OTX-TPa group, for patients in the OTX-TPb group and for patients in the timolol group from baseline at 8:00 a.m. on each applicable evaluation date are set forth in the graph below, in each case for patients who retained the insert on such date. We believe that the lower average daily drug delivery rate in the OTX-TPb group may have resulted in less reduction of mean IOP in this group as compared to the OTX-TPa group. As discussed below, we evaluated an improved three-month version of OTX-TP in our Phase 2b clinical trial.

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

The primary efficacy endpoint in this trial was the difference between treatment groups in the mean change in IOP from baseline at day 60 following insertion of the intracanalicular insert, calculated by averaging the change from baseline across the three time points at the assessment date, which is known as diurnal IOP. The secondary efficacy endpoints in this trial were the difference between treatment groups in the mean change from baseline in average diurnal IOP at day 90, the difference between treatment groups in the mean change from baseline in IOP at each individual time point at day 60 and day 90, the difference between treatment groups in the mean change in average diurnal IOP and IOP at each individual time point at day 60 and day 90, and the difference between treatment groups in the mean percent change from baseline in average diurnal IOP and IOP at each individual time point at day 60 and 90. We designed our Phase 2b clinical trial to assess clinically meaningful response to treatment, and did not power the trial to measure any efficacy endpoints with statistical significance.

We enrolled patients in this trial who are at least 18 years of age with a documented diagnosis of ocular hypertension or open-angle glaucoma, baseline IOP within a specified range and a specified minimum level of visual acuity in each eye. We excluded patients from this trial if, among other reasons, they had a history of inadequate response to treatment with prostaglandins or beta-blockers. For patients under treatment for ocular hypertension or glaucoma, we required a drug washout period for these medications between screening and first visit. We also evaluated the effect of a four week versus a five week washout duration on the change in 8:00 a.m. IOP in both groups.

We evaluated patients at days 3, 15, 30, 45, 60, 75 and 90 (with insertion of the insert on day 1) and made the following assessments:

•	mean IOP and change in mean IOP from baseline at 8:00 a.m. at days 3, 15, 45 and 75; and

•	mean IOP and change in mean IOP from baseline at 8:00 a.m., 12:00 p.m. and 4:00 p.m. at days 30, 60 and 90.

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

Efficacy:

In this trial, the mean change from baseline IOP at 8:00 a.m. on day 30, 60, and 90 in the OTX-TP group was a decrease of 4.5, 4.7, and 5.1 mm Hg, respectively.

In this trial, on day 60, the OTX-TP group experienced a mean diurnal IOP lowering effect of 3.3 mmHg compared to baseline, versus mean diurnal IOP lowering of 5.9 mmHg compared to baseline for the timolol group. On day 90, the OTX-TP group experienced a mean diurnal IOP lowering effect of 3.6 mmHg compared to baseline, versus mean diurnal IOP lowering of 6.3 mmHg compared to baseline for the timolol group.

On day 60, the OTX-TP group experienced a mean IOP lowering effect compared to baseline of 4.7 mmHg at 8:00 a.m., 2.3 mmHg at 12:00 p.m. and 2.8 mmHg at 4:00 p.m., versus mean IOP lowering compared to baseline of 6.4 mmHg at 8:00 a.m., 6.1 mmHg at 12:00 p.m. and 5.6 mmHg at 4:00 p.m. for the timolol group. On day 90, the OTX-TP group experienced a mean IOP lowering effect compared to baseline of 5.1 mmHg at 8:00 a.m., 2.5 mmHg at 12:00 p.m. and 3.0 mmHg at 4:00 p.m., versus a mean IOP lowering effect compared to baseline of 7.2 mmHg at 8:00 a.m., 6.1 mmHg at 12:00 p.m. and 5.5 mmHg at 4:00 p.m. for the timolol group.

The mean IOP in the OTX-TP treatment group on day 60 was 21.73 mmHG at 8:00 a.m., 22.27 mmHg at 12:00 p.m. and 21.42 mmHg at 4:00 p.m. In the timolol group, the mean IOP on day 60 was 20.74 mmHg at 8:00 a.m., 19.05 mmHg at 12:00 p.m. and 18.85 mmHg at 4:00 p.m. The mean IOP in the OTX-TP treatment group on day 90 was 21.33 mmHg at 8:00 a.m., 22.09 mmHg at 12:00 p.m. and 21.18 mmHg at 4:00 p.m. In the timolol group, the mean IOP on day 90 was 19.87 mmHg at 8:00 a.m., 19.08 mmHg at 12:00 p.m. and 18.95 mmHg at 4:00 p.m.

The mean diurnal IOP in the OTX-TP treatment group on day 60 was 21.81 mmHg. The mean diurnal IOP in the timolol treatment group on day 60 was 19.54 mmHg.

The mean diurnal IOP in the OTX-TP treatment group on day 90 was 21.53 mmHg. The mean diurnal IOP in the timolol treatment group on day 90 was 19.3 mmHg.

This Phase 2b glaucoma clinical trial was designed to evaluate the non-inferiority of OTX-TP compared to timolol and to inform the further clinical development for OTX-TP. This trial was not powered to show statistical significance between treatment groups. The OTX-TP treatment group included placebo eye drops that may have reduced the efficacy measures for OTX-TP, by washing out drug eluted from the insert from the ocular surface, whereas the timolol group included a placebo insert that may have improved the efficacy of timolol through occlusion of the punctum thereby prolonging its retention on the ocular surface. Several peer-reviewed medical journals have reported studies in which an additional IOP lowering effect of 1.32 to 1.80 mmHg was observed in patients taking timolol eye drops in combination with a non-drug eluting punctum plug compared to those patients only taking timolol eye drops. These include studies reported in September 2011 in Clinical and Experimental Optometry, February 1989 in the American Journal of Ophthalmology and August 1996 in Acta Ophthalmologica Scandinavica. The expected design for our Phase 3 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension is addressed below under “—Regulatory Pathway”.

In the timolol group, the mean IOP at day 30, 60 and 90 at all time points ranged from 18.9 mmHg to 20.7 mmHg. The mean reduction in IOP from baseline at day 30, 60 and 90 at all time points ranged from 5.3 mmHg to 7.3mmHg.

In the OTX-TP group, the mean IOP at day 30, 60 and 90 at all time points ranged from 21.0 mmHg to 22.3 mmHg. The mean reduction in IOP from baseline at day 30, 60 and 90 at all time points ranged from 2.3 mmHg to 5.2 mmHg.

In our completed South Africa Phase 2a clinical trial in which OTX-TP intracanalicular inserts were inserted in 36 eyes in 20 patients with no placebo eye drops used, on day 30 we observed a reduction in IOP of 6.1 mmHg at 8:00 a.m., 5.1 mmHg at 12:00 p.m. and 5.6 mmHg at 4:00 p.m. following insertion of the intracanalicular insert. In this trial, on day 60 we observed a reduction in IOP of 6.7 mmHg at 8:00 a.m., 5.1 mmHg at 12:00 p.m. and 4.3 mmHg at 4:00 p.m. following insertion of the intracanalicular insert. The diurnal averages of the reduction in the IOP were 5.6 mmHg at day 30 and 5.4 mmHg at day 60 in this trial. We believe that the higher IOP reduction observed in this trial may be due in part to the lack of placebo eye drops.

We performed additional post-hoc analyses that were not pre-specified in the trial protocol for the Phase 2b glaucoma clinical trial to provide further insight on the performance of OTX-TP. Although post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias, we believe that these analyses provide important information regarding our OTX-TP product candidate and are helpful in determining the study population and inclusion and exclusion criteria for future clinical trials. When we excluded patients on more than one glaucoma medication and used the baseline of five weeks of washout for comparisons of the OTX-TP group and the timolol group, the differences in mean reduction in IOP between the OTX-TP treatment group and the timolol group at the 8:00 a.m. time point on day 30, 60 and 90 narrowed to an average of 1.1 mmHg from an average of 2.2 mmHg based on the pre-specified criteria. These results are shown in the table below:

8:00 am Results for IOP (mmHg)
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

We believe that with the current level of retention with our intracanalicular insert design and given the ability of patients to assess the presence of the insert as a result of the fluorescent label, our current product design offers a potentially significant improvement over the current standard of care with patients receiving PGAs. The compliance rate with PGA eye drops has been shown to be only approximately 50% after six months of therapy due to the challenges of administration and side effects including hyperemia, or red eye.

Regulatory Pathway

Based on feedback following discussions with the FDA in the second quarter of 2016, we are using a protocol design for our Phase 3 clinical trials that focuses on a comparison of the OTX-TP arm against a vehicle placebo arm. We are not required to use placebo drops in this trial or include a timolol reference arm. We will be required to successfully complete two well controlled Phase 3 clinical trials of OTX-TP conducted under an IND to obtain marketing approval from the FDA. We expect to enroll 550 patients at up to 50 sites in our first Phase 3 clinical trial for an exposure duration of three months.  A number of patients will be studied for up to 12 months for safety evaluations. Patients will be randomized in a 3:2 ratio to receive either OTX-TP or a placebo vehicle control intracanalicular insert without active drug. There is no timolol comparator or validation arm required in the study design and no eye drops, placebo or active, are being administered in either arm. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of IOP, when compared to the placebo, as a primary efficacy endpoint, and a clinically meaningful reduction of IOP in the absolute. The primary efficacy endpoint will be evaluated at 2, 6 and 12 weeks at 8 a.m., 10 a.m. and 4 p.m. at each of the three timepoints.  We initiated the first Phase 3 clinical trial in September 2016.  We do not intend to initiate the second Phase 3 clinical trial until we receive data from the first Phase 3 clinical trial and may determine to discuss the results of this first Phase 3 clinical trial with the FDA prior to initiating a second Phase 3 clinical trial.

If we obtain favorable results from these Phase 3 clinical trials, we would plan to submit an NDA to the FDA for marketing approval of OTX-TP for the treatment of glaucoma and ocular hypertension. We expect that we would submit this NDA under Section 505(b)(2) of the FDCA. See “—Governmental Regulation—Section 505(b)(2) NDAs” for additional information.

Intracameral Glaucoma (OTX-TIC) Product

We are conducting preclinical development of OTX-TIC, our product candidate, for the treatment of patients with moderate to severe glaucoma and ocular hypertension. OTX-TIC (extended-delivery travoprost) is a bioresorbable hydrogel implant incorporating travoprost that is designed to be an intracameral injection into the anterior chamber of the eye with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated clinically meaningful IOP lowering and good pharmacokinetics in the aqueous humor.  We initiated a pilot clinical study outside the United States in the third quarter of 2017 to assess safety and obtain initial efficacy data, but have not enrolled any patients in this clinical trial as of February 28, 2018. The study is expected to be a prospective, single-center study to evaluate the safety, efficacy, durability and tolerability of OTX-TIC compared to topical travoprost (eye drops) in up to 20 patients with open-angle glaucoma or ocular hypertension.  We submitted an IND in the first quarter of 2018 and expect to initiate a second Phase 1 trial in the United States in the first half of 2018.

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

Intravitreal Implants for the Treatment of Back-of-the-Eye Diseases

We are engaged in a preclinical development program of our sustained-release hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our current development efforts are focused on the use of our sustained-release hydrogel in combination with anti-angiogenic compounds, including anti-VEGF compounds, for the treatment of wet AMD. Our initial implants have delivered both small and large molecule anti-VEGF compounds in vitro over our targeted four to six month period, which we believe could make it possible to reduce the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD. In addition, our preclinical studies have demonstrated a sustained pharmacodynamic effect in vivo of up to six months with a small molecule tyrosine kinase inhibitor (TKI). The two strategies being pursued are as follows:

•

We are evaluating an intravitreal implant, in collaboration with Regeneron, consisting of a PEG-based hydrogel matrix containing embedded micronized particles of aflibercept. Aflibercept is marketed by Regeneron under the brand name Eylea. We designed the injection to be delivered to the vitreous chamber of the eye using a fine gauge needle. We entered into a strategic collaboration with Regeneron in October 2016 for the development and commercialization of protein-based anti-VEGF drugs, with the initial product candidate incorporating the drug aflibercept into our hydrogel.

•

We are also researching the delivery of small molecule TKIs from our hydrogel and have selected the TKI we plan to advance to an initial human clinical trial outside the United States in the first half of 2018. We have conducted preclinical work on this compound and have achieved sustained delivery and pharmacodynamic effect in vivo for six months. We believe this class of drugs is well suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, these drugs have been difficult to deliver to the eye for acceptable time frames at therapeutic levels without causing local and systemic toxicity due to low drug solubility and very short half-lives in solution. We believe our local drug delivery technology gives us potential advantages in this regard. By selecting a compound that is compatible with our hydrogel platform technology and that will have expiration of relevant patents within the timeline of our development program, we avoid the need to license the TKI molecule, thus retaining full worldwide rights to any products we develop.

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

Our hydrogel implants have shown initial tolerability and acceptable pharmacokinetics. We conducted an in vivo study to measure ocular tissue concentrations of bevacizumab after injection with and without our sustained-release hydrogel. The injection of a bevacizumab formulation without our hydrogel resulted in a first-order rate of drug clearance, as expected.  In addition, bevacizumab concentrations decreased in the ocular tissues with distance from the intravitreal injection site. The injection of our hydrogel implant containing bevacizumab showed the same decrease of tissue concentration of bevacizumab in successively distant tissues. However, the injection of our hydrogel implant containing bevacizumab resulted in a sustained level of drug over the course of the 30 day study. Further,  after injection of our hydrogel implant containing bevacizumab, we observed levels of drug in ocular tissues over the course of the study that were consistent with our in vitro release data. After two weeks, the drug concentrations of the implant exceeded those of bevacizumab injected without our hydrogel. More recently, we have conducted a pharmacodynamic study in a rabbit model, achieving activity against an intravitreal VEGF challenge injection after study duration of four months, compared to less than six weeks for a 1.25 mg (human dose) bevacizumab intravitreal injection. Tolerability of bevacizumab-loaded implants in rabbit eyes has been demonstrated through four months.  In addition, there were no anti-drug antibodies detected in these rabbits, even though bevacizumab is a recombinant humanized monoclonal antibody and therefore might be expected to elicit an immune response in rabbits.  This early feasibility study has provided us with initial encouraging data for our sustained-release hydrogel implant with bevacizumab and its potential capability of delivering active drug to ocular tissues in a sustained fashion and informs the additional preclinical activities we plan to pursue. Although these results have been encouraging, we will need to further optimize our hydrogels for aflibercept in our collaboration with Regeneron. We are currently conducting studies with Regeneron to demonstrate sustained delivery and tolerability of aflibercept. We believe we have demonstrated initial feasibility sufficient to support the continuing preclinical development of this program and, if we obtain additional favorable preclinical results, advancement into Phase 1 clinical trials.

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

We plan to continue working with our collaboration partner Regeneron on our protein-based anti-VEGF program for the treatment of back-of-the-eye diseases.  We also continue to conduct our own internal preclinical development program using TKIs. We also believe there are other opportunities for targets beyond VEGF-related targets to utilize our hydrogel for back-of-the-eye diseases, and we may pursue opportunities through internal research or in partnership with pharmaceutical companies.

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

Commercial Strategy

Our goals for ReSure Sealant are to provide a novel means of definitive wound closure in situations in which the surgeon would otherwise use sutures and to increase the number of procedures in which surgeons close the wound following cataract surgery, instead of leaving the wound to self-seal. In a 2012 survey of ophthalmologists in the United States conducted by Lachman Consulting LLC, a healthcare consulting firm, respondents indicated that they use sutures in approximately 14% of cataract surgeries. As a result, the market opportunity for a surgical sealant following cataract surgery may be modest. However, we believe ReSure Sealant offers important benefits over sutures, including superior wound closure, a better safety profile and less follow-up. While ReSure Sealant remains commercially available in the United States, there is no sales support provided to the product at this time, but if DEXTENZA is approved for marketing, we expect to be able to sell ReSure Sealant with DEXTENZA with any sales force we establish for DEXTENZA.  ReSure Sealant is not separately reimbursed when used as part of a cataract surgery procedure.

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

The second post-approval study, identified as the Device Exposure Registry, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant. We initiated enrollment in this study in December 2016 and submitted our first progress report to FDA in January 2017. Enrollment into this study has not been met to date, and discussions are ongoing with the FDA to develop a path forward to complete this post-approval study requirement.  Any concerns raised by the FDA due to its review of the results from these post-approval studies or our failure to complete the Device Exposure Registry could lead to modification in product labeling or the approved indication for use or could generate negative publicity which would impact our commercialization efforts.

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

Sales, Marketing and Distribution

We commercially launched ReSure Sealant in the United States in February 2014. We initially sold ReSure Sealant through a network of independent distributors across the United States. While ReSure Sealant remains commercially available in the United States, there is no sales support provided to the product at this time.  However, if DEXTENZA is approved for marketing, we expect to be able to sell ReSure Sealant with DEXTENZA with any sales force we establish for DEXTENZA.  Although we do not actively promote ReSure Sealant in terms of territory sales representatives, we continue to maintain a promotional presence for ReSure Sealant in the ophthalmic marketplace through podium presence at major conventions, such as the American Society of Cataract and Refractive Surgery and the American Academy of Ophthalmology.

We plan to prioritize our commercialization efforts in the United States. We generally expect to retain commercial rights in the United States to any of our sustained-release drug delivery product candidates for front-of-the-eye diseases and conditions for which we may receive marketing approvals and which we believe we can successfully commercialize. Subject to satisfactorily addressing the FDA inspectional observations, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the first half of 2018.  Subject to receiving FDA approval for the pain indication pursuant to the NDA, we plan to submit an sNDA for DEXTENZA for the treatment of post-surgical ocular inflammation, in order to get label expansion for this indication. If DEXTENZA is approved for marketing, we are considering potential commercialization options for DEXTENZA in the United States, including building our highly targeted, key account sales force that would focus on the ambulatory surgical centers responsible for the largest volumes of cataract surgery.  If OTX-TP is approved for marketing, we may use a combination of a contract sales organization, or CSO, and direct sales representatives, and potentially expand the size of the team, to commercialize OTX-TP as well. We have entered into a strategic collaboration with Regeneron for the commercialization of our intravitreal implant for the delivery of protein-based anti-VEGF drugs for the treatment of back-of-the-eye diseases, including wet AMD, which is currently in a preclinical stage of development.  We are also developing a TKI product candidate for the treatment of retinal diseases including wet AMD, which is also at a preclinical stage of development.  We plan to initiate a Phase 1 clinical trial outside the United States in the first half of 2018 to assess the safety, durability, and tolerability of OTX-TKI in the posterior segment of the human eye for the treatment of VEGF induced retinal leakage for an extended duration.   If we receive FDA approval of this product candidate, we may elect to commercialize this product through a direct sales force or enter into a strategic collaboration with a partner and license the commercial rights.

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

Manufacturing

We fabricate devices and drug products for use in our clinical trials, research and development and commercial efforts for all of our therapeutic product candidates using current Good Manufacturing Practices, or cGMP, at our facility located in Bedford, Massachusetts.  In June 2016, we entered into a new lease agreement for approximately 71,000 square feet of a new facility in Bedford, Massachusetts that will include additional manufacturing space. We relocated our corporate headquarters to the new leased premises in June 2017 and are evaluating the potential relocation of our manufacturing operations to the new leased premises.  We plan to maintain our existing manufacturing space of approximately 20,000 square feet and extended the operating lease until June 2023.  We have a one-time option to terminate the manufacturing space lease on July 2021, upon the delivery to the landlord on or before July 2020 a termination notice and the payment to the landlord of a termination fee.

We purchase active pharmaceutical ingredient drug substance from independent suppliers on a purchase order basis for incorporation into our drug product candidates. We purchase our PEG and other raw materials from different vendors on a purchase order basis according to our specifications. Multiple vendors are available for each component we purchase. We qualify vendors according to our quality system requirements. We do not have any long term supply agreements in place for any raw materials or drug substances. We do not license any technology or pay any royalties to any of our drug or raw material vendors for the front-of-the-eye products.

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

Our manufacturing capabilities encompass the full manufacturing process through quality control and quality assurance and are integrated with our project teams from discovery through development and commercial release. This structure enables us to efficiently transfer research stage product concepts into manufacturing. We have designed our manufacturing facility and processes to provide flexibility for the manufacture of different product candidates. We outsource sterilization services for our products.

We believe that we can scale our manufacturing processes to support ReSure Sealant sales as well as development of our drug product candidates and the potential commercialization of such product candidates.

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

We have in-licensed all of our patent rights from Incept. The license from Incept is limited to the field of human ophthalmic diseases and conditions. As of March 1, 2018, we have licensed from Incept a total of 21 U.S. patents, 9 U.S. patent applications and foreign counterparts of some of these patents and patent applications.  Our license from Incept includes the following:

Intracanalicular Insert and Intracameral Implant Product Candidates

We have seven U.S. patents that cover our intracanalicular insert and intracameral implant product candidates. Two patents which have issued in the U.S. and Japan, and are pending in the European Union and elsewhere, which are expected to expire in 2030 and cover compositions and methods of use of intracanalicular inserts.  These patents are licensed exclusively to us in the field of ophthalmology. Three U.S. patents which are expected to expire between 2018 and 2020 and cover the hydrogel composition of the intracanalicular inserts and methods of making and using hydrogel implants. These patents are licensed exclusively to us in the field of ophthalmology. A U.S. patent that will expire in 2018 and a U.S. patent which is expected to expire in 2024 that covers the process of making the hydrogel composition of OTX-TP and OTX-MP and are non-exclusively licensed to us.  A pending U.S. patent application that covers the hydrogel composition of OTX-DP that, if granted, is expected to expire in 2027.

ReSure Sealant

We have two U.S. patents that cover ReSure Sealant. A U.S. patent which is expected to expire in 2024 and which covers the process of making and using hydrogel compositions.  A U.S. patent which is expected to expire in 2032 and which covers certain features of the ReSure Sealant package. Outside of the United States, we have exclusively licensed only one patent in Canada that is expected to expire in 2019 and is directed to a medical kit for use with ReSure Sealant.

Intravitreal Injection

We have two U.S. patents that cover intravitreal injection product candidates. A U.S. patent that is expected to expire in 2027 and patent applications which are pending in the European Union covering certain drug-release features of the hydrogel implant in combination with its hydrogel composition and other proprietary technology relating to intravitreal injections, and which, if granted, are expected to expire in 2027. A granted U.S. patent which is expected to expire in 2033 and pending patent applications in the European Union, Japan, U.S. and certain other jurisdictions covering the process of making the hydrogel implant with its drug release features and the resultant compositions and other proprietary technology that, if granted are expected to expire in 2032.

A pending patent application in the U.S. and a PCT application that is expected to serve as the basis for filings in multiple countries outside of the United States directed to a drug delivery vehicle and other proprietary technology that, if granted, are expected to expire in 2036.

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

Licenses

Incept, LLC

In January 2012, we entered into an amended and restated license agreement with Incept under which we hold an exclusive, worldwide, perpetual, irrevocable license under specified patents and technology owned or controlled by Incept to make, have made, use, offer for sale, sell, sublicense, have sublicensed, offer for sublicense and import, products delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to all human ophthalmic diseases or conditions. This license covers all of the patent rights and a significant portion of the technology for ReSure Sealant and our hydrogel platform technology product candidates. The agreement supersedes an April 2007 license agreement between us and Incept. Amar Sawhney, our former President and Chief Executive Officer and current Executive Chairman of the Board of Directors, is a general partner of Incept.

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

Regeneron Collaboration

In October 2016, we entered into the Collaboration Agreement with Regeneron for the development and commercialization of products using the Company’s sustained-release hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds to address conditions of the eye.

Under the terms of the Collaboration Agreement, we and Regeneron have agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept that is suitable for advancement into clinical development. We have granted Regeneron the Option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize the Licensed Products. The Option is exclusive until 12 months after Regeneron has received a product candidate in accordance with a collaboration plan and non-exclusive for an additional six months following the end of the exclusive period. The field of this license is limited to Licensed Products delivered by local administration to or around the eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, or deliver large molecule drugs other than those that target certain specified VEGF proteins or their receptors.  Under the terms of the Collaboration Agreement, Regeneron is responsible for funding an initial preclinical tolerability study, which it initiated in early 2018.

If the Option is exercised, Regeneron is to use commercially reasonable efforts to conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances. We are also responsible for paying our own costs associated with the activities conducted by us under the collaboration plan. If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding, and is to use commercially reasonable efforts with respect to, further development and commercialization of product candidates.

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

In December 2017, we delivered to Regeneron the final formulation for Regeneron’s initial preclinical tolerability study.  Regeneron initiated this study in early 2018 and is responsible for its funding.

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

Competitors of DEXTENZA

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018.  DEXYCU is an injection of dexamethasone into the anterior chamber of the eye to treat inflammation associated with cataract surgery.

Competitors of OTX-TP

Allergan, Inc. is conducting Phase 3 clinical development of Bimatoprost Sustained-Release, a biodegradable intraocular implant consisting of a PGA and a biodegradable polymer matrix for the treatment intended to reduce IOP in patients with glaucoma. Allergan purchased ForSight VISION5 who was conducting a Phase 2 clinical development of the Helios insert, a sustained-release ocular insert placed below the eyelid that delivers bimatoprost for the treatment of glaucoma. In addition, several other companies have announced their intention to develop products for treatment of glaucoma using sustained-release therapy, although each of these is at an early stage of development. Mati Therapeutics has conducted a Phase 2 clinical development of an intracanalicular insert for the treatment of glaucoma. Envisia Therapeutics is in Phase 2 clinical development of a sustained delivery product candidate delivering travoprost for the treatment of glaucoma.

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

Competitors of our Intravitreal Implants

Our intravitreal implant for the treatment of wet AMD will compete with anti-VEGF compounds administered in their current formulation and prescribed for the treatment of wet AMD as these agents can in some instances deliver one to two months or more of therapeutic effect. They include Lucentis, Eylea and off-label use of the cancer therapy Avastin. Multiple companies are exploring ways to deliver anti-VEGF products in a sustained-release fashion, although all are in early stages of development. Alcon is developing the Replenish pump to deliver its anti-VEGF agent.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, clearance, approval, pricing, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products and medical devices. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA approves and regulates drugs under the FDCA and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biological products are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations, and other federal, state and local statutes and regulations.

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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans.  Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved NDA or BLA.  In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.  In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND.  The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin.  This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks.  At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.  For our intracanalicular insert product candidates, we have typically conducted our initial and earlier stage clinical trials outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our intracanalicular insert product candidates in the United States. To date, we have submitted two INDs to the FDA. The first IND was submitted in August 2012 and relates to DEXTENZA for the treatment of post-surgical ocular pain and inflammation and, pursuant to subsequent amendments submitted in February and November 2014, allergic conjunctivitis and dry eye disease. We submitted a second IND to the FDA relating to OTX-TP for the treatment of glaucoma and ocular hypertension in the second half of 2014 prior to initiating our Phase 2b clinical trial of OTX-TP for this indication.

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

A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the FDA requires such trials to be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from subjects. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for IND trials.

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

Progress reports detailing the safety results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur.  In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.  The FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk.  The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

The NDA and BLA are thus the vehicles through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications.  Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States.  Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2018 is $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for product candidates with orphan designation and a waiver for certain small businesses.

Following submission of an NDA or BLA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review.  The FDA may request additional information rather than accept the application for filing.  In this event, the application must be resubmitted with the additional information.  The resubmitted application is also subject to review before the FDA accepts it for filing.  Once the submission is accepted for filing, the FDA begins an in-depth substantive review.  The FDA has agreed to specified performance goals in the review process of NDAs and BLAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured.  These pre-approval inspections may cover all facilities associated with an NDA or BLA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories.  The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.  Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

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

The FDA’s Decision on an NDA or BLA

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the application, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the product candidate’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

The FDA’s Decision on an Application

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the application, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post‑approval studies, including Phase 4 clinical trials, be conducted to further assess the product candidate’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post‑market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

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

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight months for a drug that has three or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The FDA is also authorized to expedite review of “competitor generic therapies” or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

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

To the extent that the Section 505(b)(2) applicant is relying on trials conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Biosimilars

The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, or ACA, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2018, the FDA has approved nine biosimilar products for use in the United States.  No interchangeable biosimilars, however, have been approved.  The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.  Additional guidance is expected to be finalized by FDA in the near term.

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

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.  With regard to patents, the six‑month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by the proposed product.

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

PMA applications are subject to an application fee.  For federal fiscal year 2018, the standard fee is $310,764.

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

Clinical Trial Approval

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

In April 2014, the EU adopted a new Clinical Trials Regulation, which is set to replace the current Clinical Trials Directive. The new Clinical Trial Regulation was published on June 16, 2014 but is not expected to apply until 2019. The new Clinical Trials Regulation will be directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation, and will become applicable no earlier than 28 May 2016. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

Marketing Authorization

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

Regulatory Data Protection in the European Union

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the European Union market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

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

•

the federal transparency requirements under the ACA, known as the federal Physician Payments Sunshine Act, will require certain manufacturers of drugs, devices, biologics and medical supplies to report to CMS within the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of ACA of importance to potential drug candidates are:

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

•

the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•

established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Further, since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law.  For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.  The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In October 2017, President Trump signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges.  At the same time, the Trump Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.  A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

There have been, and likely will continue to be, additional legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

Employees

As of March 1, 2018, we had 119 full-time employees. Of these full-time employees, 97 employees are primarily engaged in research and development activities. In 2017, 2016, and 2015, we spent $30.9 million, $27.1 million, and $26.6 million, respectively, on company-sponsored research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in 2006. Our principal executive offices are located at 15 Crosby Drive, Bedford, MA 01730, and our telephone number is (781)357-4000. Our manufacturing and research and development operations are located at 36 Crosby Drive, Suite 101, Bedford, MA 01730. Our website address is www.ocutx.com.

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

Since inception, we have incurred significant operating losses. Our net losses were $39.7 million for the year ended December 31, 2015, $44.7 million for the year ended December 31, 2016 and $63.4 million for the year ended December 31, 2017. As of December 31, 2017, we had an accumulated deficit of $237.3 million. Through December 31, 2017, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and in preparation for a potential commercial launch of DEXTENZA. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, DEXTENZA and OTX-TP;

•	commence clinical trials of our product candidates OTX-TIC and OTX-TKI;

•	conduct joint research and development under our strategic collaboration with Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds to treat retinal diseases;

•	continue the research and development of our other product candidates;

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

We may never succeed in these activities and may never generate revenue that is sufficient or great enough to achieve profitability.  In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our new drug application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain.  This 2016 CRL pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office, or the District Office, in February 2016 that were documented on FDA Form 483.  In November 2016, we received notice from the District Office accepting that our responses satisfactorily addressed the remaining corrective actions in the Form 483.  Since receiving the CRL, we have also had ongoing communications with the FDA, including the New England District Office and offices within the Center for Drug Evaluation and Research, or CDER, including the Office of Process and Facilities, with regard to the manufacturing issues and our plan for a resubmission of our NDA.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, which states that the FDA has determined that it cannot approve the NDA in its present form.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection.  We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified.  In May 2017 we submitted our initial response to the Form 483 and in November 2017 we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.

The remediation efforts we have undertaken in response to the FDA’s inspectional observations and as a result of further internal review include upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes are intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. In December 2017, we requested a meeting with the FDA to describe our remediation efforts and NDA resubmission plans and to seek feedback.  A meeting was granted in January 2018, and we believe that the preliminary written responses from the FDA to our questions fully addressed our meeting objectives. We decided that the meeting would no longer be necessary because of the completeness of the FDA’s response and that the FDA’s comments do not require any substantial change in our manufacturing or regulatory plans. As a result, the correspondence with the FDA will represent the official record of that previously scheduled meeting.  Subject to satisfactorily addressing the FDA inspectional observations and demonstrating consistency in our commercial stage manufacturing process, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the first half of 2018.  Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA, with input from CDER’s Office of Process and Facilities, as part of the NDA review process, and are necessary prior to NDA approval.  If we are unable to resolve these inspectional observations in a timely manner or achieve consistency in our commercial stage manufacturing process, our resubmission of our NDA and its potential approval would be delayed or prevented.

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

As of December 31, 2017, we had cash and cash equivalents of $41.5 million and outstanding debt of $18.0 million.  In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share, in which we received net proceeds of approximately $35.1 million after deducting underwriting discounts and commissions. Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of December 31, 2017, along with the proceeds from our public offering of common stock in January 2018 but without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the first quarter of 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort. Our future capital requirements will depend on many factors, including:

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

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the outcome of certain legal actions and proceedings, including the current lawsuits described under “Item 3—Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

We have included a paragraph relating to our ability to continue as a going concern in the footnotes of our audited financial statements included in this Annual Report on Form 10-K.

Our audited financial statements for the period ended December 31, 2017 include a paragraph stating that our losses from operations and need for additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

We have a significant amount of indebtedness.  Under our current credit facility, as amended, we had $18.0 million of outstanding principal amount of indebtedness as of December 31, 2017.  Our obligations under this facility are secured by all of our assets other than our intellectual property.  Our intellectual property rights are subject to a negative pledge arrangement under the facility.  We could in the future incur additional indebtedness beyond such amounts, including by potentially amending our credit facility.

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

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular insert product candidates for diseases and conditions of the front of the eye.  In particular, we are investing substantial resources to complete the development of DEXTENZA for post-surgical ocular pain and inflammation and allergic conjunctivitis and OTX-TP for glaucoma and ocular hypertension.  We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval.  Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing one or both of DEXTENZA and OTX-TP.

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

•	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	developing our sales, marketing and distribution capabilities and launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

•	partnering successfully with our current and future collaborators, including Regeneron;

•	gaining acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	maintaining a continued acceptable safety profile of our products following approval;

•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•	protecting our rights in our intellectual property portfolio.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including our intracanalicular insert product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.  Clinical testing is expensive, insert is difficult to design and implement, can take many years to complete and is uncertain as to outcome.  A failure of one or more clinical trials can occur at any stage of testing.  The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design.  Some of our completed studies, including our pilot studies for OTX-TP, were conducted with small patient populations, making it difficult to predict whether the favorable results that we observed in such studies will be repeated in larger and more advanced clinical trials.  Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

In general, the FDA requires two adequate and well controlled clinical trials to support the effectiveness of a new drug for marketing approval.  In a Phase 2 clinical trial of DEXTENZA that we completed in 2013 in which we were evaluating DEXTENZA for post-surgical ocular pain and inflammation following cataract surgery, DEXTENZA did not meet the primary efficacy endpoint for inflammation with statistical significance at the pre-specified time point at day 8.  However, we did achieve statistical significance for this inflammation endpoint at days 14 and 30.  Accordingly, we measured the primary efficacy endpoint for inflammation in our completed Phase 3 clinical trials of DEXTENZA at day 14.  In the first and third Phase 3 clinical trials, DEXTENZA met both primary endpoints for post-surgical ocular pain and inflammation following cataract surgery with statistical significance.  However, in the second Phase 3 clinical trial, DEXTENZA met only one of the two primary efficacy endpoints with statistical significance.  In this second trial, DEXTENZA did not meet the primary endpoint relating to absence of inflammatory cells in the study eye at day 14.

According to the trial protocols, the two primary efficacy endpoints in our completed Phase 2 and the first two Phase 3 clinical trials are fixed sequence endpoints.  As such, a statistical analysis of the trial results required that we first assess the primary endpoint regarding absence of inflammatory cells in the study eye.  The protocol and statistical analysis plan for the trial did not contemplate assessing the primary endpoint regarding absence of pain in the study eye in the event the clinical trial of DEXTENZA did not meet the first primary endpoint with statistical significance.  The FDA has informed us that the hierarchy of the two primary endpoints for post-surgical ocular pain and inflammation is applicable in connection with their review of our NDA seeking approval for DEXTENZA for an ocular pain indication.  However, the FDA has also informed us that pain endpoints from the Phase 2 and first two Phase 3 trials, with respect to which we received favorable data, would support the NDA submission.  Therefore, in September 2015, we submitted to the FDA an NDA for DEXTENZA for an ocular pain indication using the existing data from our completed Phase 2 and first two Phase 3 clinical trials notwithstanding the FDA’s comment regarding the applicability of the hierarchy of the two primary endpoints in our completed Phase 2 and Phase 3 clinical trials.  In July 2017, we received a CRL from the FDA regarding our resubmitted NDA for DEXTENZA stating that the FDA has determined that it cannot approve the NDA in its present form.  FDA concerns included deficiencies in manufacturing process and analytical testing related to manufacturing of drug product identified during a pre-NDA approval inspection of our manufacturing facility.  In our response to the FDA regarding these deficiencies, we also had to furnish a safety update regarding all completed trials of DEXTENZA, regardless of indication, dosage form or dose level.

We announced topline results from a third Phase 3 clinical trial of DEXTENZA for post-surgical ocular pain and inflammation in November 2016, which we plan to use to support the potential labeling expansion of DEXTENZA’s indications for use to include inflammation.  We modified the design of this third Phase 3 clinical trial compared to our two previous Phase 3 clinical trials of DEXTENZA based on our learnings from these trials.  In this trial, DEXTENZA successfully met its two primary efficacy endpoints for pain and inflammation, achieving statistically significant differences between the treatment group and the placebo group for the absence of inflammatory cells on day 14 and the absence of pain on day 8, respectively.  Secondary analyses on the primary efficacy measures have also been completed.  DEXTENZA achieved each of the secondary endpoints related to absence of inflammatory cells,  absence of pain, and absence of anterior chamber flare with statistical significance compared to placebo at each of the pre-specified timepoints, with the exception of the endpoint for the absence of inflammatory cells at day 2 (which is the day following surgery).  Based on the results of our third Phase 3 clinical trial of DEXTENZA, and subject to resubmitting and receiving approval for the pain indication pursuant to the initial NDA, we plan to submit an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation.  Although we believe our planned approach for seeking marketing approval of DEXTENZA is supported by our discussions with the FDA and by the absence of any efficacy or safety concerns identified by the FDA in the CRL with respect to the clinical data provided in the NDA, the FDA could nonetheless not grant marketing approval of DEXTENZA for the pain indication until we submit complete results from the third Phase 3 clinical trial, or at all.

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

We designed our Phase 2 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension to assess clinically meaningful response to treatment, and did not power these trials to measure any efficacy endpoints with statistical significance.  We reported topline efficacy results from our Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015.  OTX-TP did not achieve non-inferiority to timolol drops in our Phase 2b clinical trial.  In this trial, on day 60 at the 8:00 a.m. time point, the OTX-TP group experienced a mean IOP lowering effect of 4.7 mmHg, compared with IOP lowering of 6.4 mmHg for the timolol arm.  On day 90 at the 8:00 a.m. time point, the OTX-TP group experienced an IOP lowering effect of 5.1 mmHg, compared with an IOP lowering effect of 7.2 mmHg in the timolol arm.  Also in this trial, on day 60, the OTX-TP group experienced a mean diurnal IOP lowering effect of 3.3 mmHg compared to baseline 5.9 mmHg compared for the timolol group.  On day 90, the OTX-TP group experienced a mean diurnal IOP, or IOP, lowering effect of 3.6 mmHg compared to baseline, versus 6.3 mmHg for the timolol group.  We expect that our planned Phase 3 clinical trials for OTX-TP, one of which we initiated during the third quarter of 2016, will be powered with an appropriate number of patients to measure with statistical significance the superiority of OTX-TP as compared to a placebo vehicle intracanalicular insert in the reduction of mean IOP from baseline at all of the nine diurnal time points at week 2, week 6 and week 12 visits.  We completed an End‑of‑Phase 2 review with the FDA in April 2016 and initiated the first of two planned Phase 3 clinical trials of OTX‑TP in September 2016. Based on discussions with the FDA, the Phase 3 clinical trial design has significant differences as compared to our completed Phase 2 clinical trials. In particular, the most notable changes from our first Phase 2 clinical trial to our first Phase 3 clinical trial are that our first Phase 3 clinical trial enrolls more subjects at a greater number of sites, has a different randomization, measures the primary efficacy endpoints on different days and at different timepoints, has a longer washout period, will not include a timolol active comparator and will not have eye drops, placebo or active, administered in either the treatment or the placebo‑controlled arm. Despite these changes to our clinical trial protocol, we cannot be certain that our first Phase 3 clinical trial will be successful.  We do not intend to initiate the second Phase 3 clinical trial until we receive data from the first Phase 3 clinical trial and may determine to discuss the results of this first Phase 3 clinical trial with the FDA prior to initiating a second Phase 3 clinical trial. If we do not achieve our primary endpoint in the Phase 3 clinical trials with statistical significance or do not achieve a clinically meaningful reduction in IOP, we may not obtain marketing approval for OTX-TP.

In addition, post-hoc analyses that we performed on the results of our completed Phase 2b clinical trial may not be predictive of success in our planned Phase 3 clinical trials, including as a result of differences in trial design.  Post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

The success of our intracanalicular insert product candidates is dependent upon retention during the course of intended therapy.  As such, we continue to conduct non-significant risk investigational device exemption, or IDE, medical device, or NSR, studies in the United States for our extended-delivery intracanalicular insert in an effort to increase the rate of retention.  All NSR studies that we have performed to date have involved placebo vehicle control intracanalicular inserts without active drug.  If we determine to make any future changes to the design or composition of our inserts, such changes could affect the outcome of any subsequent clinical trials using these updated inserts.  For example, in our Phase 2b clinical trial of OTX-TP, we used a different version of intracanalicular insert than either of the inserts that we used in our Phase 2a clinical trial of OTX-TP.  Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP insert that was used in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the two-month version of the insert used in the Phase 2a clinical trial.  To achieve this, we modified the design of the OTX-TP insert to enlarge it in order to enable the insert to carry a greater amount of drug.  In addition, we incorporated minor structural changes to improve retention rates.  In our Phase 2b clinical trials, OTX-TP inserts could be visualized in approximately 88% of eyes by the day 60 visit.  By the day 90 visit, the ability to visualize OTX-TP had declined to approximately 42% of eyes as the hydrogel softened, liquefied and had either advanced further down in the canaliculus or had cleared through the nasolacrimal duct.  We are conducting additional NSR studies on additional modified insert designs, including a polyethylene glycol, or PEG, tip on the proximal end of the insert that have been incorporated into the design of the first Phase 3 trial of OTX-TP.  If in our Phase 3 clinical trials the retention rates for our inserts are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our extended-delivery drug delivery products.

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

For example, we applied for a deferral from the FDA for the requirement to conduct pediatric studies for DEXTENZA for the treatment of post-surgical ocular pain and inflammation following cataract surgery until after approval of such product in adult populations for that indication.  While the FDA ultimately approved our request, if the FDA had required us to conduct pediatric studies in advance of FDA approval in adult populations, we would have experienced significant delays in our ability to obtain marketing approval for DEXTENZA for this indication.  We will face a similar risk if we seek a comparable deferral for other product candidates or indications.

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

We may not be able to initiate or continue clinical trials for our extended-delivery drug delivery product candidates or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States.  Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with patient enrollment.  For example, in the third quarter of 2017 we initiated a Phase 1 clinical trial of OTX-TIC outside the United States, but have not enrolled any patients in this trial as of February 28, 2018.

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

Our first Phase 3 clinical trial of OTX-TP is expected to enroll approximately 550 patients at approximately 50 sites in the United States and will be the largest clinical trial we will have conducted to date.  Patients randomized into the placebo control arm will not receive any glaucoma medications during the course of this trial.  Our inability to enroll a sufficient number of patients in our first Phase 3 clinical trial or any of our other clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals.  Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our extended-delivery drug delivery product candidates or any other product candidates that we may develop, we may need to abandon or limit our development of such product candidates.

If our extended-delivery drug delivery product candidates or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.  In each of our first two Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular pain and inflammation following cataract surgery, there were two subjects that experienced serious adverse events in the DEXTENZA group in each trial, none of which were ocular in nature or considered by the investigator to be related to the study treatment.  In our third Phase 3 clinical trial of DEXTENZA for the treatment of post-surgical ocular pain and inflammation, there were three subjects that experienced serious adverse events in the DEXTENZA group, one of which was ocular in nature and none of which were considered by the investigator to be related to the study treatment.  There was one ocular serious adverse event in the vehicle control group in the three completed Phase 3 clinical trials, which was hypopyon, or inflammatory cells in the anterior chamber.  In our earlier Phase 2 clinical trial of DEXTENZA for the same indication, there were three serious adverse events, none of which was considered by the investigator to be related to the study treatment.  In the DEXTENZA group of this Phase 2 clinical trial of DEXTENZA, the only adverse event that occurred more than once for the same subject was reduced visual acuity, which occurred twice but was not considered by the investigator to be related to the study treatment.

In our two pilot studies of OTX-TP for the treatment of glaucoma and ocular hypertension and our Phase 2a clinical trial of OTX-TP for the same indication, the most common adverse event was inflammatory reaction of the eyelids and ocular surface, which was noted in three patients in our pilot studies and in five patients in our Phase 2a clinical trial.  No hyperemia-related adverse events were noted in any of the patients treated with OTX-TP in our Phase 2b clinical trial.  There were no serious adverse events reported in our Phase 2b clinical trial; however, two OTX‑TP subjects and two timolol subjects discontinued study participation due to ocular adverse events.  Ocular adverse events were reported for 39.4% and 37.5% of subjects in the OTX-TP and timolol groups, respectively.  The most frequently reported ocular adverse events were dacryocanaliculitis, or inflammation of the lacrimal ducts, acquired dacryostenosis, or closing of the tear ducts, and eyelid edema.  In the Phase 2b clinical trial, inflammatory reaction at the administration site (punctal area) and lacrimal structure injury were each noted in one OTX-TP subject as compared to higher percentages in prior trials.  In the Phase 2b trial, the majority of ocular adverse events, including the most frequently reported adverse events, were assessed by the investigators as treatment related.  However, many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.  In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment.

We may not be successful in our efforts to develop product candidates based on our bioresorbable hydrogel technology platform other than ReSure Sealant or expand the use of our bioresorbable hydrogel technology for treating additional diseases and conditions.

We are currently directing all of our development efforts towards applying our proprietary bioresorbable hydrogel technology platform to product candidates that are designed to provide extended delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs.  We have a number of product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other front-of-the-eye diseases and conditions.  We are also developing  hydrogel-based drug delivery implants designed to release therapeutic antibodies and small molecules such as TKIs, to modulate the biologic activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD.  In October 2016, we entered into a collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.  Our existing product candidates and any other potential product candidates that we or our collaborators identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  We are also considering the future growth potential of the hydrogel platform technology in new areas of the body. If we do not successfully develop and commercialize our product candidates that we or our current or future collaborators develop based upon our technological approach, we will not be able to obtain substantial product revenues or revenue from collaboration agreements, including our collaboration with Regeneron, in future periods.

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

We manufacture ReSure Sealant and our product candidates for use in clinical trials, research and development and commercial efforts at our facility located in Bedford, Massachusetts.  In order to meet our business plan, which contemplates our scaling up manufacturing processes to support our product candidate development programs and the potential commercialization of these product candidates, we will need to upgrade and expand our existing manufacturing facility, or relocate to another manufacturing facility, add manufacturing personnel and ensure that validated processes are consistently implemented in our facility or facilities.  The upgrade and expansion of our facility, or the relocation to an additional facility, will require additional regulatory approvals.  In addition, it will be costly and time-consuming to expand our facility or relocate to another facility and recruit necessary additional personnel.  If we are unable to expand our manufacturing facility or relocate to another facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates and meeting customer demand for ReSure Sealant, which could materially damage our business and financial position.

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business.  These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation.  Following an inspection by the FDA in March 2015, for example, we received an FDA Form 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting.  We submitted our response, which was accepted by the FDA, and updated our procedures.  In addition, in February 2016, as part of the review of our NDA for

DEXTENZA, the FDA conducted a pre-NDA approval inspection of our manufacturing operations.  As a result of this inspection, we received an FDA Form 483 containing inspectional observations focused on process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes.  We addressed some observations before the inspection was closed and responded to the FDA with a corrective action plan to complete the inspection process.  In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to the deficiencies in manufacturing process and controls identified during the pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office in February 2016 that were documented on the February Form 483.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on procedures for manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, which states that the FDA has determined that it cannot approve the NDA in its present form.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection.  We have corresponded with the FDA regarding these inspectional deficiencies and are working to resolve the issues that have been identified. We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified.  In May 2017 we submitted our initial response to the Form 483 and in November 2017, we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.

The remediation efforts we have undertaken in response to the FDA’s inspectional observations and as a result of further internal review include upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes are intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. In December 2017, we requested a meeting with the FDA to describe our remediation efforts and NDA resubmission plans and to seek feedback.  A meeting was granted in January 2018, and we believe that the preliminary written responses from the FDA to our questions fully addressed our meeting objectives. We decided that the meeting would no longer be necessary because of the completeness of the FDA’s response and that the FDA’s comments have not required any substantial change in our manufacturing or regulatory plans. As a result, the correspondence with the FDA will represent the official record of that previously scheduled meeting.  Subject to satisfactorily addressing the FDA inspectional observations and demonstrating consistency in our commercial stage manufacturing process, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the first half of 2018. Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA with input from CDER’s Office of Process and Facilities, as part of the NDA review process, and are necessary prior to NDA approval.  If we are unable to resolve these inspectional observations in a timely manner or achieve consistency in our commercial stage manufacturing process, our resubmission of our NDA and its potential approval would be delayed or prevented.

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

For example, because we have not conducted any clinical trials to date comparing the effectiveness of DEXTENZA directly to currently approved alternative treatments for either post-surgical ocular pain and inflammation  following cataract surgery or allergic conjunctivitis, it is possible that the market acceptance of DEXTENZA, if it is approved for marketing, could be less than if we had conducted such trials.  Although market research we have commissioned indicates that a majority of ophthalmologists believe DEXTENZA could become a new standard of care due to its potential ability to improve compliance with limited toxicity concerns, market acceptance for DEXTENZA could be substantially less than such research indicates, and we may not be able to achieve the market share we anticipate.

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

If DEXTENZA is approved for marketing, we are considering potential commercialization options for DEXTENZA in the United States, including building our own highly targeted, key account sales force that would focus on ambulatory surgical centers responsible for the largest volumes of cataract surgery.  We would also expect to leverage such a sales force by selling ReSure Sealant alongside of DEXTENZA.  If we decide to commercialize any of our products outside of the United States, we would expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product that receives marketing approval.  The building of such a sales force is not fully funded under the Company’s current operating plan and is therefore subject to the risk of our ability to raise additional capital to support such an effort. We expect that a direct sales force will be required to effectively market and sell OTX-TP, if approved for marketing.  We will also rely on Regeneron to commercialize our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Because we have not historically evaluated whether to seek regulatory approval for any of our product candidates outside of the United States, pending potential receipt of regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our product candidates in any international markets.  If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval.  These may include independent distributors, pharmaceutical companies or our own direct sales organization.

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

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018.  DEXYCU is an injection of dexamethasone into the anterior chamber of the eye to treat inflammation associated with cataract surgery.  Other companies have also advanced into Phase 3 clinical development biodegradable, extended-delivery product candidates that could compete with our intracanalicular insert product candidates.  ReSure Sealant is the first and only surgical sealant approved for ophthalmic use in the United States, but will compete with sutures as an alternative method for closing ophthalmic wounds.  Multiple companies, including our collaborator Regeneron, are exploring in early stage development alternative means to deliver anti-VEGF and TKI products in an extended-delivery fashion to the back of the eye.

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

Subject to the approval of the NDA resubmission we expect to file with the FDA for DEXTENZA for the treatment of post-surgical ocular pain, we will apply for a transitional pass-through reimbursement status, or C code, for DEXTENZA from the Centers for Medicare and Medicaid Services, or CMS, and expect pricing for DEXTENZA while in pass-through status to be approximately $450 to $500 per surgery.  We expect pass-through status would remain in effect for up to three years depending on when we apply for and receive this reimbursement code.  We have submitted an application to the CMS for a J code for DEXTENZA and expect to submit to the CMS for a standard J code for our OTX-TP product candidate, if our clinical trials are successful and if our NDA filings and sNDA are approved by the FDA.  There are no assurances that we will be successful in obtaining and retaining reimbursement for our product candidate.

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

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Our ability to generate revenues from the Collaboration Agreement will depend on our and Regeneron’s abilities to successfully perform the functions assigned to each of us under the Collaboration Agreement.  We did not receive any upfront payment under the Collaboration Agreement, although Regeneron has an option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize products containing our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Regeneron has agreed to pay us $10 million upon exercise of the option.  The option is exclusive until 12 months after Regeneron has received a product candidate in accordance with a collaboration plan and non-exclusive for an additional six months following the end of the exclusive period.  In December 2017, we delivered to Regeneron the final formulation for Regeneron’s initial preclinical tolerability study.  Under the Collaboration Agreement, we are obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances.  We are also entitled to receive under the terms of the Collaboration Agreement specified development, regulatory and sales milestone payments, as well as royalty payments.

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

If we are unable to achieve the preclinical milestones set forth in the collaboration plan, Regeneron may not exercise the option, in which case we would not receive the $10 million payment in connection with such option and would have incurred significant development expenses.  Even if Regeneron does exercise its option, we or Regeneron may not be successful in achieving the necessary preclinical, clinical, regulatory and sales milestones in connection with the collaboration.  Further, if Regeneron were to breach or terminate the Collaboration Agreement or if Regeneron elects not to exercise the option we granted it and not to proceed in the collaboration, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our intravitreal implant product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our intravitreal implant product candidates.  We may not be able to seek and obtain a viable, alternative collaborator to partner with for the development and commercialization of the licensed products on similar terms or at all.

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

We are currently conducting preclinical testing of protein-based anti-VEGF compounds in collaboration with Regeneron to explore the feasibility of delivering their drugs in combination with our hydrogel.  The initial drug selected for preclinical testing under this collaboration is aflibercept, marketed under the brand name Eylea.  We may explore broader collaborations for the development and potential commercialization of our hydrogel technology in combination with other large molecules with targets other than VEGF for the treatment of back-of-the-eye diseases and conditions.

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

Our employees have administered and managed most of our clinical development work, including our clinical trials for ReSure Sealant and our clinical trials for DEXTENZA for the treatment of post-surgical ocular pain and inflammation following cataract surgery.  However, we have relied and may continue to rely on third parties, such as contract research organizations, or CROs, to conduct future clinical trials of our product candidates, including OTX-TP for the treatment of glaucoma and ocular hypertension.  If we deem necessary, we may engage third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct or assist in our clinical trials or other clinical development work.  If we are unable to enter into an agreement with a CRO or other service provider when required, our product development activities would be delayed.

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

In some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to enforce or maintain the patents, covering technology that we license from third parties.  In particular, the license agreement that we have entered into with Incept, LLC, or Incept, an intellectual property holding company, which covers all patent rights and a significant portion of the technology for ReSure Sealant and our product candidates, provides that, with limited exceptions, Incept has sole control and responsibility for ongoing prosecution for the patents covered by the license agreement.  In addition, although we have a right under the Incept license to bring suit against third parties who infringe our licensed patents in our field, other Incept licensees may also have the right to enforce our licensed patents in their own respective fields without our oversight or control.  Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest.  For example, three of our licensed patents related to ReSure Sealant were recently invalidated and rendered unenforceable following their assertion by Integra LifeSciences Holdings Corporation, another licensee of Incept. We also have no right to control the defense of any of our licensed patents if their validity or scope is challenged before the U.S. Patent and Trademark Office, or USPTO, European Patent Office, or other patent office or tribunal.  Instead, we would essentially rely on our licensor to defend such challenges, and it may not do so in a way that would best protect our interests.  Therefore, our licensed patents and applications may not be prosecuted, enforced, defended or maintained in a manner consistent with the best interests of our business.  If Incept fails to prosecute, enforce or maintain such patents, or loses rights to those patents, our licensed patent portfolio may be reduced or eliminated.

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

If we are not able to obtain patent term extensions in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for our product candidates, our business may be impaired.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our ReSure Sealant and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties.  There is considerable intellectual property litigation in the biotechnology, medical device, and pharmaceutical industries.  We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect.  Moreover, we may become party to future adversarial proceedings or litigation regarding our licensed patent portfolio or the patents of third parties.  Such proceedings could also include contested post-grant proceedings such as oppositions, inter partes review, reexamination, interference or derivation proceedings before the USPTO or foreign patent offices.  The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend.  Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensor can.  The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company.  Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.  We may not be aware of all such intellectual property rights potentially relating to our product candidates and their uses, or we may incorrectly determine that a patent is invalid or does not cover a particular product or product candidate.  Thus, we do not know with certainty that ReSure Sealant or any of our product candidates, or our commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.

We are aware of a family of U.S. patent applications and issued patents that expired in approximately December 2015 and which have claims that ReSure Sealant could be considered as having infringed.  We believe that the claims of this patent family are subject to a claim of invalidity.  We are also aware of a U.S. patent with an expiration in 2020 with claims directed to formulations of hydrogels and which could be alleged to cover the hydrogel formulations used in our product candidates OTX-TP and OTX-MP.  Based on the specifications and file history of that patent, we believe its claims should be construed with a scope that does not cover our product candidates.  We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity.  Further, we are aware of a third-party patent relating to intracanalicular inserts that may relate to, and potentially could be asserted against our intracanalicular insert product candidates, including DEXTENZA and OTX-TP.  We believe that the claims of this patent are subject to a claim of invalidity.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Under the CURES Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked in a manner that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.

In December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under‑staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two‑for‑one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two‑for‑one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two‑for‑one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Current and future legislation may increase the difficulty and cost for us and any current or future collaborators to obtain marketing approval of and commercialize our  product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved drugs.

Among the provisions of the Patient Protection and Affordable Care Act, or ACA, of potential importance to our business and our drug candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market.

Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham‑Cassidy bill. None of these measures was passed by the U.S. Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short‑term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost‑sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research‑based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

Moreover, legislative and regulatory proposals have also been made to expand post‑approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent drug labeling and post‑marketing testing and other requirements.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $126.2 million, which begin to expire in 2026, and state net operating loss carryforwards of $109.3 million, which begin to expire in 2026. As of December 31, 2017, we also had federal research and development tax credit carryforwards of $5.5 million and state research and development tax credit carryforwards $2.8 million, which begin to expire in 2026 and 2025, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. If our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We remain highly dependent on the research and development, clinical and business development expertise of Amar Sawhney, Ph.D., our Executive Chairman of the Board of Directors and former President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team, including Antony Mattessich, our President and Chief Executive Officer.  Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.  We do not maintain “key person” insurance for any of our executives or other employees.

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

Although we recently had a reduction in workforce primarily related to sales and marketing personnel, we expect our drug development, clinical, regulatory affairs, and manufacturing teams to grow in the short-term and may regrow our sales and marketing capabilities in the longer term following the planned resubmission of our NDA for DEXTENZA. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.  In 2016, we entered into a lease agreement for new general office research and development and manufacturing space.  We relocated our corporate headquarters to the new leased premises during June 2017 and are evaluating the relocation of our manufacturing operations to the new leased premises.  Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations, or recruit and train additional qualified personnel.  The expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future collaborators, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company.  We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize DEXTENZA, OTX-TP or our other product candidates.  As described in “Item 3— Legal Proceedings,” we and certain of our current and former executive officers and current and former board members have been named as defendants in purported class action lawsuits and derivative lawsuits.  These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

We are currently subject to legal actions and proceedings related to the decline in our stock price, which could distract our management and could result in substantial costs or large judgments against us.

In July 2017, we experienced a decline in our stock price following our announcement that we had received notice of the FDA’s determination that it could not approve our NDA for DEXTENZA in its present form. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In July 2017, class action lawsuits were filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, which have subsequently been transferred to the United States District Court for the District of Massachusetts at our request. In addition, in July 2017, shareholder derivative actions were filed against certain of our current and former executive officers, certain of our current and former board members, and two of our investors and against the company as nominal defendant, in the United States District Court for the District of Massachusetts and in Massachusetts Superior Court (Suffolk County).  These actions were re-filed in October and December 2017, were consolidated by court order in January 2018, and are now pending under one docket in Massachusetts Superior Court (Suffolk County).  In January 2018, a third shareholder derivative action was filed against us, certain of our current and former executive officers, and certain of our current and former board members in the United States District Court for the District of Massachusetts.  In February 2018, a fourth shareholder derivative action was filed against us, certain of our current and former executive officers, certain of our current and former board members, and two of our investors in the United States District Court for the District of Delaware. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

In addition, we received a subpoena from the SEC in December 2017, requesting documents and information concerning DEXTENZA, including related communications with the FDA, investors and others. We intend to fully cooperate with the SEC regarding this non‑public, fact‑finding inquiry.

In connection with such legal proceedings, we could incur substantial costs and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2019, provided that, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year.  We also would cease to be an emerging growth company if we issue more than $1 billion of non-convertible debt over a three-year period.  As an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.  These exemptions include:

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

Item  1B.Unresolved Staff Comments

None.

Item 2.Properties

Our facilities consist of office space, laboratory space and manufacturing facilities in Bedford, Massachusetts. We occupy approximately 91,000 square feet of space. The lease for approximately 71,000 square feet of space expires in June 2027 and the lease for approximately 20,000 square feet of space expires in 2023.

Item  3.Legal Proceedings

Securities Class Actions

On July 7, 2017, a putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, captioned Thomas Gallagher v. Ocular Therapeutix, Inc, et al., Case No. 2:17-cv-05011. The complaint purports to be brought on behalf of shareholders who purchased our common stock between May 5, 2017 and July 6, 2017. The complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the Form 483 issued by the FDA related to DEXTENZA and our manufacturing operations for DEXTENZA. The complaint seeks unspecified damages, attorneys’ fees, and other costs.  On July 14, 2017, an amended complaint was filed; the amended complaint purports to be brought on behalf of shareholders who purchased our common stock between May 5, 2017 and July 11, 2017, and otherwise includes allegations similar to those made in the original complaint.

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

On October 27, 2017, a magistrate judge for the United States District Court for the District of New Jersey granted the defendants’ motion to transfer the above-referenced Gallagher, Caraker, and Kim litigations to the United States District Court for the District of Massachusetts.  These matters have been assigned the following docket numbers in the District of Massachusetts: 1:17-cv-12288 (Gallagher), 1:17-cv-12146 (Caraker), and 1:17-cv-12286 (Kim). Motions to consolidate these three actions and appoint lead plaintiff(s) for the consolidated action are currently pending.

We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits.

Shareholder Derivative Litigation

On July 11, 2017, a purported shareholder derivative lawsuit was filed against certain of our current and former executive officers, certain current and former board members, and us as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Robert Corwin v. Sawhney et al., Case No. 1:17-cv-11270.  The complaint generally alleged that the individual defendants breached fiduciary duties owed to us by making allegedly false and/or misleading statements concerning the Form 483 related to DEXTENZA and our manufacturing operations for DEXTENZA.  The complaint purported to assert claims against the individual defendants for breach of fiduciary duty, and sought to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct.  The complaint also sought contribution on behalf of us from all individual defendants for their alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint sought declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.  On September 20, 2017, counsel for the plaintiff filed a notice of voluntary dismissal, stating that the plaintiff wished to coordinate his efforts and proceed in a consolidated fashion with the plaintiff in a similar derivative suit that was pending in the Superior Court of Suffolk County of the Commonwealth of Massachusetts captioned Angel Madera v. Sawhney et al., Case. No. 17-2273 (which is discussed in the paragraph immediately below) by filing an action in that court subsequent to the dismissal of this lawsuit.  The Corwin lawsuit was dismissed without prejudice on September 21, 2017.  On October 24, 2017, the plaintiff filed a new derivative complaint in Massachusetts Superior Court (Suffolk County), captioned Robert Corwin v. Sawney et al., Case No. 17-3425 (BLS2).  The new Corwin complaint includes allegations similar to those made in the federal court complaint, and asserts a derivative claim for breach of fiduciary duty against certain of our current and former officers and directors. The complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners LP.

On July 19, 2017, a second purported shareholder derivative lawsuit was filed against certain of our current and former executive officers, all current board members, one former board member, and us as a nominal defendant, in the Superior Court of Suffolk County of the Commonwealth of Massachusetts, captioned Angel Madera v. Sawhney et al., Case. No. 17-2273.  The complaint included allegations similar to those made in the Corwin complaint.  The complaint purported to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and sought to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct. The complaint sought declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On November 6, 2017, the court dismissed this action without prejudice due to plaintiff’s failure to complete service of process within the time permitted under applicable court rules.  On December 21, 2017, the same plaintiff filed a new derivative complaint in the same court, captioned Angel Madera v. Sawhney et al., Case. No. 17-4126 (BLS2).  The new Madera complaint is premised on substantially similar allegations as the previous complaint, purports to assert derivative claims against certain current and former executive officers and board members for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and names the Company as a nominal defendant.  Like the new Corwin complaint, the new Madera complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners LP.

By order dated January 29, 2018, the court consolidated the state court Corwin and Madera complaints under the Corwin docket and appointed lead counsel for plaintiffs.  On February 28, 2018, plaintiffs filed a consolidated amended complaint.  The consolidated complaint names the same defendants and is premised on substantially similar allegations as the previous Corwin and Madera complaints, and asserts claims for breach of fiduciary duty against the individual defendants and unjust enrichment against the two SV entity defendants.  The response to the consolidated complaint is due on April 17, 2018.

On January 31, 2018, a third purported shareholder derivative suit was filed against certain of our current and former executive officers, certain current and former board members, and us as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Brian Robinson v. Sawhney et al., Case. No. 1:18-cv-10199.  The complaint includes allegations similar to those made in the Corwin and Madera complaints, but does not name either SV Life Sciences Fund, IV, LP or SV Life Sciences Fund IV Strategy Partners, LP as a defendant.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty and waste of corporate assets, and seeks to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.

On February 16, 2018, a fourth purported shareholder derivative suit was filed against certain of our current and former executive officers, certain current and former board members, and us as a nominal defendant, in the United States District Court for the District of Delaware, captioned Terry Kelly v. Sawhney et al., Case. No. 1:18-cv-00277.  The complaint includes allegations similar to those made in the Corwin and Madera complaints, purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct. The complaint also asserts an unjust enrichment claim against SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners LP.  The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.

We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits.

In addition, we have received a subpoena from the SEC, dated December 15, 2017, requesting documents and information concerning DEXTENZA™ (dexamethasone insert) 0.4mg, including related communications with the U.S. Food and Drug Administration, investors and others.  We intend to fully cooperate with the SEC regarding this non-public, fact-finding inquiry.  The SEC has informed us that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

We are unable to predict the outcome of these lawsuits or proceedings at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the proceedings could adversely impact our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business.

Item  4.Mine Safety Disclosures

None.

PART II

Item  5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “OCUL” since July 25, 2014. The following table sets forth the high and low intraday sale prices per share for our common stock on the Nasdaq Global Market for the periods indicated:

2016	High	Low
First Quarter	$10.19	$5.07
Second Quarter	$14.50	$4.63
Third Quarter	$8.23	$4.04
Fourth Quarter	$11.91	$4.82

2017
First Quarter	$10.49	$6.18
Second Quarter	$11.79	$7.42
Third Quarter	$11.00	$5.04
Fourth Quarter	$6.47	$3.30

Holders

As of March 1, 2018, there were approximately 39 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing credit facility preclude us from paying cash dividends without the consent of our lenders.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2017 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q.

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

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from July 25, 2014 (the first date that shares of our common stock were publicly traded)

through December 31, 2017. The comparison assumes $100 was invested after the market closed on July 25, 2014 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2017, 2016,  and 2015, and the balance sheet data as of December 31, 2017 and 2016 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015,  2014 and 2013 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended
	December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product revenue	$1,923	$1,845	$1,354	$460	$—
Collaboration revenue	—	42	396	312	—
Total revenue	1,923	1,887	1,750	772	—
Costs and operating expenses:
Cost of product revenue	457	443	319	91	—
Research and development	30,880	27,065	26,611	18,880	10,517
Selling and marketing	17,000	6,701	3,852	1,982	625
General and administrative	15,509	11,004	9,165	6,913	1,761
Total costs and operating expenses	63,846	45,213	39,947	27,866	12,903
Loss from operations	(61,923)	(43,326)	(38,197)	(27,094)	(12,903)
Other income (expense):
Interest income	424	304	166	7	13
Interest expense	(1,892)	(1,680)	(1,724)	(1,119)	(441)
Other income (expense), net	5	(1)	7	(442)	14
Total other expense, net	(1,463)	(1,377)	(1,551)	(1,554)	(414)
Net loss	(63,386)	(44,703)	(39,748)	(28,648)	(13,317)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(11)	(27)
Net loss attributable to common stockholders	$(63,386)	$(44,703)	$(39,748)	$(28,659)	$(13,344)
Net loss per share attributable to common stockholders, basic and diluted	$(2.20)	$(1.80)	$(1.71)	$(2.69)	$(5.11)
Weighted average common shares outstanding, basic and diluted	28,818	24,816	23,244	10,653	2,609

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$41,538	$68,145	$105,064	$74,828	$17,505
Working capital	29,914	61,598	101,605	70,309	14,672
Total assets	55,431	74,939	110,306	78,193	19,146
Preferred stock warrant liability	—	—	—	—	254
Long-term debt, net of discount, including current portion	18,016	15,643	15,272	14,865	2,457
Redeemable convertible preferred stock	—	—	—	—	74,344
Total stockholders’ equity (deficit)	26,147	52,008	89,588	58,696	(59,472)

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

We incorporate U.S. Food and Drug Administration, or FDA, approved therapeutic agents, including small molecules and proteins, into our hydrogel technology with the goal of providing extended delivery of drug to the eye.  We believe that our extended delivery technology allows us to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intracanalicular inserts, intracameral implants and intravitreal implants. We have product candidates in clinical and preclinical development applying this technology to treat post-surgical ocular pain and inflammation, allergic conjunctivitis, dry eye disease, glaucoma and ocular hypertension, and wet age-related macular degeneration, or wet AMD, among other conditions.

Our lead product candidates are DEXTENZA (dexamethasone insert), for the treatment of post-surgical ocular pain and inflammation, allergic conjunctivitis and dry eye disease, and OTX-TP (travoprost insert), for the reduction of intraocular pressure, or IOP, in patients with glaucoma and ocular hypertension. Both product candidates are extended-delivery, drug-eluting, preservative-free intracanalicular inserts that are placed into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose.  We also have a preclinical product development candidate that is injected into the intracameral space for the reduction of IOP in patients with glaucoma and ocular hypertension where greater IOP reduction is needed.

We also have in development two programs that are beginning human clinical trials: OTX-TIC, an intracameral travoprost implant for the reduction of IOP in patients with moderate to severe glaucoma and ocular hypertension; and OTX-TKI, a tyrosine kinase inhibitor intravitreal injection by fine gauge needle, delivering a hydrogel-based, anti-angiogenic formulation that releases the therapeutic agent for the treatment of wet AMD. Currently, we have not enrolled a patient in either program.  Finally, we continue our collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel in combination with Regeneron’s VEGF inhibitor, aflibercept, currently marketed under the brand name Eylea.

In addition to our ongoing drug product development, we currently market our sole commercial product ReSure Sealant, a hydrogel-based ophthalmic wound sealant approved by the FDA to seal corneal incisions following cataract surgery.  ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

DEXTENZA™ (dexamethasone insert)

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel-based, drug-eluting intracanalicular insert.  In September 2015, we submitted to the FDA a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain.  In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, which states that the FDA has determined that it cannot approve the NDA in its present form.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection and states that the FDA has determined that it cannot approve the NDA in its present form. We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified.  In May 2017 we submitted our initial response to the Form 483 and in November 2017 we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.

Subject to satisfactorily addressing the FDA inspectional observations and demonstrating consistency in our commercial stage manufacturing process, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the first half of 2018. Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA with input from the Office of Process and Facilities within its Center for Drug Evaluation and Research, or CDER, as part of the NDA review process, and are necessary prior to NDA approval.

If DEXTENZA is approved for marketing, we are considering potential commercialization options available for DEXTENZA in the United States, including building our own highly targeted, key account sales force that would focus on the ambulatory surgical centers responsible for the largest volumes of cataract surgery.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular pain and inflammation.  The data from two of these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial are being used to support our NDA for post-surgical ocular pain.  Subject to receiving approval for the pain indication, we plan to submit an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation.  We have also completed two Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis.  In October 2015, we announced topline results of our first Phase 3 clinical trial for allergic conjunctivitis, and in June 2016 we announced topline results of our second Phase 3 clinical trial for this indication.  Finally, DEXTENZA completed a Phase 2 clinical trial for the treatment of dry eye disease, with topline results announced in December 2015.

OTX-TP (travoprost insert)

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog, or PGA, that reduces elevated IOP as its active pharmaceutical ingredient, into a hydrogel-based, drug-eluting intracanalicular insert.  This preservative-free insert is designed to elute drug for up to 90 days.  OTX-TP is being developed as a treatment to lower IOP in patients with mild to moderate primary open angle glaucoma and ocular hypertension.  We reported topline results from a Phase 2b clinical trial for this indication in October 2015.  We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two Phase 3 clinical trials of OTX-TP in September 2016 and initiated the first of two Phase 3 clinical trials of OTX-TP in September 2016. We expect our first Phase 3 trial to enroll approximately 550 patients at 50 sites in the United States. Based on discussions with the FDA, the first Phase 3 clinical trial design will include an OTX-TP treatment arm and a placebo-controlled comparator arm that will use a non-drug eluting hydrogel-based intracanalicular insert. There will not be a requirement for either a timolol comparator or a validation arm. No eye drops, placebo or active, will be administered in either the OTX-TP treatment arm or the placebo-controlled arm. The primary efficacy endpoint will be superiority in the reduction of IOP from baseline in the OTX-TP treatment arm compared to the placebo arm at three diurnal time points at each of three measurement dates, 2, 6 and 12 weeks. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of IOP, compared to the placebo and a clinically meaningful reduction of IOP prior to granting marketing approval.  We expect topline efficacy data from the first Phase 3 clinical trial in the fourth quarter of 2018.  We do not intend to initiate the second Phase 3 clinical trial until we receive data from the first Phase 3 clinical trial and may determine to discuss the results of this first Phase 3 clinical trial with the FDA prior to initiating a second Phase 3 clinical trial.  Given the anticipated use of OTX-TP as a chronic therapy, we will need to generate six-month (300 patients) and one year (100 patients) safety data during either the first or second Phase 3 clinical trial to support our product registration.

OTX-TIC (travoprost implant)

OTX-TIC (travoprost implant) is our product candidate for the treatment of patients with moderate to severe glaucoma and ocular hypertension. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP lowering in humans.  We initiated a Phase 1 clinical trial outside the United States in third quarter of 2017 to assess safety and obtain initial efficacy data. The trial is a prospective, single-center study designed to evaluate the safety, efficacy, durability and tolerability of OTX-TIC compared to topical travoprost (eye drops) in up to 20 patients with open-angle glaucoma or ocular hypertension.  We submitted an investigational new drug application, or IND, in the first quarter of 2018 and expect to initiate a second Phase 1 trial in the United States in the first half of 2018.

Back-of-the-Eye Programs

We are engaged in the preclinical development of formulations of our hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye.  Our initial development efforts are focused on the use of our extended-delivery hydrogel in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs or small molecule drugs, such as TKIs, for the treatment of retinal diseases such as wet AMD, retinal vein occlusion and diabetic macular edema.  Our initial goal for these programs is to provide extended delivery of a protein-based large molecule or small molecule TKI drug targeting VEGF over a four to six month period of a protein-based large molecule or small molecule TKI drug, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other retinal diseases and providing a more consistent uniform release of drug over the treatment period.

OTX-TKI (tyrosine kinase inhibitor implant)

OTX-TKI (tyrosine kinase inhibitor implant) is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of OTX-TKI.  In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. We plan to initiate a Phase 1 clinical trial outside the United States in the first half of 2018 to assess the safety, durability and tolerability of OTX-TKI in the posterior segment of the human eye for the treatment of VEGF induced retinal leakage for an extended duration.

Regeneron Collaboration

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products using our hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, for any target including VEGF, or any products that deliver large molecule drugs other than those that target VEGF proteins. Under the terms of the Collaboration Agreement, we and Regeneron have agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept that is suitable for advancement into clinical development. A joint research committee comprised of an equal number of representatives from each of Regeneron and us is responsible for reviewing, approving and overseeing the parties’ research and development activities with respect to licensed product candidates and making any modifications to those activities. In general, Regeneron has final decision-making authority over matters on which the joint research committee deadlocks, following escalation to designated executive officer representatives of the parties, except for matters that would impose a material increase in costs or obligations on us beyond those costs and obligations included in the mutually agreed collaboration plan. We granted Regeneron an option, or the Option, to enter into an exclusive, worldwide license under our intellectual property to develop and commercialize products using our hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds, or Licensed Products.

Under the terms of the Collaboration Agreement, Regeneron is responsible for funding an initial preclinical tolerability study, which it initiated in early 2018.  If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances. We do not expect our funding requirements under the collaboration to be material over the next twelve months. If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

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

Financial Position

We have generated limited revenue to date. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant. All of our sustained drug delivery products are in various phases of clinical and preclinical development. We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability. Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP. Since inception, we have incurred significant operating losses. Our net losses were $63.4 million, $44.7 million and $39.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $237.3 million.

Our total cost and operating expenses were $63.8 million, $45.2 million and $39.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, including $7.3 million, $6.0 million and $4.6 million, respectively, in non-cash stock-based compensation expense. Our operating expenses have grown as we continue to pursue the clinical development of our most advanced product candidates, DEXTENZA and OTX-TP; continue the research and development of our other product candidates; continue the internal development of our intravitreal hydrogel-based formulation for the sustained delivery of protein-based or small molecule anti-angiogenic drugs, such as anti-VEGF drugs and TKIs for the treatment of wet AMD and other back-of-the-eye diseases; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results.  In August 2017, we updated our DEXTENZA commercial plans and expect to realize savings in operating expenses, including reduced personnel costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.  As a result, we expect to incur lower sales and marketing expenses for our product candidates until we obtain marketing approval of DEXTENZA or any of our other product candidates.  In addition, we will continue to incur additional costs associated with operating as a public company.

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

In July 2014, we completed an initial public offering, or IPO, of our common stock, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain of our stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions and offering expenses. In November 2016, we entered into an At-the-Market Sales Agreement, or the 2016 ATM Agreement with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  Through January 31, 2018, we have sold an aggregate of 890,568 shares of common stock under the 2016 ATM Agreement resulting in net proceeds of approximately $6.6 million after underwriting discounts, commission and other offering expenses.  In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share. The offering consisted of 3,571,429 shares of common stock sold by us. We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts, commissions and expenses. In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $35.1 million after deducting underwriting discounts and commissions.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of December 31, 2017, along with the proceeds from our public offering of common stock in January 2018 but without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the first quarter of 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort.      See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through December 31, 2017, we have generated limited amounts of revenue from the sales of our products. Our ReSure Sealant product received premarket approval, or PMA, from the FDA in January 2014. We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2018. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

We entered into a feasibility agreement with a biotechnology company relating to our intravitreal drug delivery injection in October 2014. Under this agreement, the biotechnology company had agreed to pay us up to $0.7 million, of which $0.3 million was a non-refundable up-front payment due upon contract execution and $0.4 million will be due upon the achievement of certain milestones. Initially, we were recognizing the non-refundable, non-contingent up-front payment of $0.3 million as revenue on a straight-line basis over the twelve-month period in which we are expected to complete our performance obligations. Estimates of this development period involves the evaluation of many assumptions and uncertainties and may change if facts and circumstances change. During 2015, management reevaluated and revised the estimated development period to extend through March 2016. If and when a contingent milestone payment is earned, the additional consideration to be received will be added to the total expected payments under the contract and recognized as revenue based on the proportional performance methodology. In January 2015, we achieved the first milestone under the feasibility agreement triggering a payment due of $0.3 million. This agreement was terminated in the second quarter of 2016 and the Company does not have any further obligations.

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

The table below summarizes our research and development expenses incurred by product development program:

	Year Ended December 31,

	2017	2016	2015
	(in thousands)
ReSure Sealant	$126	$236	$330
DEXTENZA for post-surgical ocular pain and inflammation	1,319	2,686	2,058
DEXTENZA for allergic conjunctivitis	621	2,815	5,541
DEXTENZA for dry eye disease	6	101	662
OTX-TP for glaucoma and ocular hypertension	5,288	1,941	2,048
Unallocated expenses	23,520	19,286	15,972
Total research and development expenses	$30,880	$27,065	$26,611

We expect that our expenses will increase in connection with our ongoing activities. We estimate that in 2018, we will incur approximately $38.0 million to $40.5 million of research and development expenses, including costs related to clinical trials and other research and development activities. Of this amount, we estimate we will incur approximately $28.0 million to $29.0 million of external research and development expenses related to clinical trial and regulatory costs for our DEXTENZA and OTX-TP product candidates and approximately $10.0 million to $11.0 million of other research and development activities that we do not expect to track by program.  In addition, we expect to purchase $1.5 million to $2.0 million in manufacturing and research and development capital equipment for our new facility.

We estimate that we will incur external research and development expenses for 2018, as follows:

•	approximately $8.0 million to $8.5 million for DEXTENZA for post-surgical ocular pain and inflammation;
•	approximately $14.0 million to $14.5 million for OTX-TP for glaucoma and ocular hypertension;
•	approximately $6.0 million to $6.5 million for OTX-TKI for Wet AMD; and
•	approximately $10.0 million to $11.0 million for other external research and development activities.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs. During the years ended December 31, 2017, 2016 and 2015, we incurred selling and marketing expense in connection with ReSure Sealant, which we began commercializing in the first quarter of 2014.

In August 2017, we reorganized our DEXTENZA commercial plans and expect to realize savings in operating expenses, including reduced personnel costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.  As a result, we expect our selling and marketing expenses to decrease until we obtain marketing approval of our product candidates.

Other Income (Expense)

Interest income consists primarily of interest income earned on cash and cash equivalents. In each of 2017, 2016, and 2015, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

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

Other Income (Expense), Net. In 2014, other income (expense), net consisted primarily of the gain or loss associated with the change in the fair value of our preferred stock warrant liability and small amounts of miscellaneous income and expense items unrelated to core operations. We issued warrants for the purchase of our redeemable convertible preferred stock that we believed were financial instruments that could require a transfer of assets because of the redemption feature of the underlying stock. Therefore, we classified these warrants as liabilities and they were remeasured to fair value at each reporting period, and we recorded the changes in the fair value as a component of other income (expense), net. Upon the closing of our IPO in July 2014, the underlying redeemable convertible preferred stock was converted into common stock, the preferred stock warrants became exercisable for common stock instead of preferred stock, and the fair value of the warrant liability became fixed as of that date and was reclassified to additional paid-in capital. In 2015, 2016 and 2017, other income (expense), net consists of small amounts of miscellaneous income and expense items unrelated to our core operations.

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

The assumptions we used to determine the fair value of stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.00%	1.42%	1.67%
Expected term (in years)	6	6	6
Expected volatility	102%	85%	71%
Expected dividend yield	—%	—%	—%

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and December 31, 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue:
Product revenue	$1,923	$1,845	$78
Collaboration revenue	—	42	(42)
Total revenue	1,923	1,887	36
Costs and operating expenses:
Cost of product revenue	457	443	14
Research and development	30,880	27,065	3,815
Selling and marketing	17,000	6,701	10,299
General and administrative	15,509	11,004	4,505
Total costs and operating expenses	63,846	45,213	18,633
Loss from operations	(61,923)	(43,326)	(18,597)
Other income (expense):
Interest income	424	304	120
Interest expense	(1,892)	(1,680)	(212)
Other income (expense), net	5	(1)	6
Total other expense, net	(1,463)	(1,377)	(86)
Net loss	$(63,386)	$(44,703)	$(18,683)

Revenue

We generated $1.9 and $1.8 million of product revenue during the years ended December 31, 2017 and December 31, 2016, respectively, from sales of our ReSure Sealant product.  The increase in revenue is related to an increase in the total number of units shipped in 2017.  We generated $42,000 of revenue from our collaboration agreements in 2016.

Research and Development Expenses

	Year Ended
	December 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$126	$236	$(110)
DEXTENZA for post-surgical ocular pain and inflammation	1,319	2,686	(1,367)
DEXTENZA for allergic conjunctivitis	621	2,815	(2,194)
DEXTENZA for dry eye disease	6	101	(95)
OTX-TP for glaucoma and ocular hypertension	5,288	1,941	3,347
Unallocated expenses:
Personnel costs	15,211	11,630	3,581
All other costs	8,309	7,656	653
Total research and development expenses	$30,880	$27,065	$3,815

Research and development expenses were $30.9 million for the year ended December 31, 2017, compared to $27.1 million for the year ended December 31, 2016. The increase of $3.8 million was primarily due to an increase of $4.2 million in unallocated expenses offset by decreases in clinical trial expenses of $0.3 million and expenses related to ReSure Sealant of $0.1 million.  Clinical trial and regulatory expenses decreased in the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the timing and number of clinical trials being conducted for the DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation, allergic conjunctivitis and dry eye disease, partially offset by increases in clinical trial expenses related to OTX-TP for the treatment of glaucoma and ocular hypertension.

For the year ended December 31, 2017, we incurred $7.2 million in direct research and development expenses for our intracanalicular insert product candidates, including $1.3 million for our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation which was in Phase 3 clinical trials, $0.6 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in Phase 3 clinical trials, and $5.3 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. In comparison, for the year ended December 31, 2016, we incurred $7.6 million in direct research and development expenses for our intracanalicular insert product candidates, including $2.0 million for clinical trials of OTX-TP for glaucoma and ocular hypertension which was in Phase 3 clinical trials, $2.8 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in Phase 3 clinical trials and $2.7 million for our DEXTENZA for ocular pain and inflammation following cataract surgery which was in Phase 3 clinical trials and $0.1 million for our DEXTENZA product candidate for the treatment of dry eye disease which was in Phase 2 clinical trials. Unallocated research and development costs increased $4.2 million for the year ended December 31, 2017, compared to the year ended December 31, 2016 primarily due to an increase in unallocated personnel costs of $3.6 million, relating to an increase of $2.2 million from additional hiring primarily in our clinical, regulatory and quality department, $0.7 million increase in restructuring and other costs, and an increase in stock-based compensation expense of $0.7 million.

Selling and Marketing Expenses

	Year Ended
	December 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$5,715	$2,580	$3,135
Professional fees	10,296	2,993	7,303
Facility related and other	989	1,128	(139)
Total selling and marketing expenses	$17,000	$6,701	$10,299

Selling and marketing expenses were $17.0 million for the year ended December 31, 2017, compared to $6.7 million for the year ended December 31, 2016. The increase of $10.3 million was primarily due to an increase of $1.7 million in personnel costs and increase of $1.4 million of severance related costs, an increase of $7.3 million in professional fees due to increased spending on external costs offset by a decrease of $0.1 million in facility-related and other costs.  The increase in consulting expenses was primarily due to marketing activities that were undertaken in preparation for a potential launch of DEXTENZA for the treatment of post-surgical ocular pain subject to our obtaining FDA approval.

In August 2017, we reorganized our DEXTENZA commercial plans and expect to realize savings in operating expenses, including reduced personnel costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.  As a result, we expect our selling and marketing expenses to decrease until we obtain marketing approval of our product candidates.

General and Administrative Expenses

	Year Ended
	December 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$8,353	$6,184	$2,169
Professional fees	5,463	3,732	1,731
Facility related and other	1,693	1,088	605
Total general and administrative expenses	$15,509	$11,004	$4,505

General and administrative expenses were $15.5 million for the year ended December 31, 2017, compared to $11.0 million for the year ended December 31, 2016. The increase of $4.5 million was due to a $2.2 million increase in personnel related costs and an increase of $1.7 million in professional fees, and an increase of $0.6 million in facility-

related and other costs. Our personnel related costs increased primarily due $1.2 million relating to additional hiring,  $0.4 million of severance related costs related to the termination our former chief operating officer, and an increase in stock compensation expense of $0.5 million. Professional fees increased primarily due to an increase of $0.7 million relating to recruiting and relocation fees, $0.6 million in legal costs and $0.4 million related to consulting fees.

Other Income (Expense), Net

Other expense, net was $1.5 million for the year ended December 31, 2017, compared to $1.4 million for the year ended December 31, 2016.

Comparison of the Years Ended December 31, 2016 and December 31, 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Revenue:
Product revenue	$1,845	$1,354	$491
Collaboration revenue	42	396	(354)
Total revenue	1,887	1,750	137
Costs and operating expenses:
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

Research and Development Expenses

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$236	$330	$(94)
DEXTENZA for post-surgical ocular pain and inflammation	2,686	2,058	628
DEXTENZA for allergic conjunctivitis	2,815	5,541	(2,726)
DEXTENZA for dry eye disease	101	662	(561)
OTX-TP for glaucoma and ocular hypertension	1,941	2,048	(107)
Unallocated expenses:
Personnel costs	11,630	9,345	2,285
All other costs	7,656	6,627	1,029
Total research and development expenses	$27,065	$26,611	$454

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

For the year ended December 31, 2016, we incurred $7.6 million in direct research and development expenses for our intracanalicular insert product candidates, including $2.7 million for our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation which was in Phase 3 clinical trials, $2.8 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in Phase 3 clinical trials, $0.1 million for our DEXTENZA product candidate for the treatment of dry eye disease which was in Phase 2 clinical trials, and $2.0 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. In comparison, for the year ended December 31, 2015, we incurred $10.3 million in direct research and development expenses for our intracanalicular insert product candidates, including $2.0 million for clinical trials of OTX-TP for glaucoma and ocular hypertension which was in Phase 2b clinical trials, $5.5 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in Phase 3 clinical trials and $2.1 million for our DEXTENZA product candidate for ocular pain and inflammation following cataract surgery which was in Phase 3 clinical trials and $0.7 million for our DEXTENZA product candidate for the treatment of dry eye disease which was in Phase 2 clinical trials. Unallocated research and development costs increased $3.3 million for the year ended December 31, 2016, compared to the year ended December 31, 2015 primarily due to an increase in unallocated personnel costs of $2.3 million, relating to additional hiring primarily in our clinical, regulatory and quality department,  an increase in stock-based compensation expense and the write off of $1.3 million of equipment that was in construction in process that is included in all other costs.

Selling and Marketing Expenses

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$2,580	$1,508	$1,072
Professional fees	2,993	1,625	1,368
Facility related and other	1,128	719	409
Total selling and marketing expenses	$6,701	$3,852	$2,849

Selling and marketing expenses were $6.7 million for the year ended December 31, 2016, compared to $3.9 million for the year ended December 31, 2015. The increase of $2.8 million was primarily due to an increase of $1.1 million in personnel costs relating to additional hiring as we planned for the potential launch of DEXTENZA and additional stock-based compensation expense, an increase of $1.4 million in professional fees due to increased spending on consulting, trade shows and conferences and an increase of $0.4 million in facility-related and other costs.

General and Administrative Expenses

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$6,184	$5,216	$968
Professional fees	3,732	2,951	781
Facility related and other	1,088	998	90
Total general and administrative expenses	$11,004	$9,165	$1,839

General and administrative expenses were $11.0 million for the year ended December 31, 2016, compared to $9.2 million for the year ended December 31, 2015. The increase of $1.8 million was due to a $1.0 million increase in personnel related costs, an increase of $0.8 million in professional fees, and an increase of $0.1 million in facility-related and other costs. Our personnel related costs increased primarily due to an increase in stock compensation expense of $0.9 million. Professional fees increased primarily due to activities to support our operating as a public company.

Other Income (Expense), Net

Other expense, net was $1.4 million for the year ended December 31, 2016, compared to $1.6 million for the year ended December 31, 2015.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. Our net losses were $63.4 million, $44.7 million and $39.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $237.3 million.

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

Through December 31, 2017, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In July 2014, we completed our IPO, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions, and offering expenses. In November 2016, we entered into the 2016 ATM Agreement with Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  To date, we have sold 890,568 shares of common stock under the 2016 ATM Agreement resulting in net proceeds of approximately $6.6 million after underwriting discounts, commission and other offering expenses. In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share. The offering consisted of 3,571,429 shares of common stock sold by us. We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts, commissions and expenses.  In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $35.1 million after deducting underwriting discounts and commissions.

As of December 31, 2017, we had cash and cash equivalents of $41.5 million.  In January 2018, we completed a follow-on offering of our common stock and received net proceeds from the offering of $35.1 million.

As of December 31, 2017, we had outstanding debt of $18.0 million.  In April 2014, we borrowed $15.0 million in aggregate principal amount under a new credit facility and used $1.9 million of this amount to repay $1.7 million aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. In December 2015, we amended our credit facility to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019. The outstanding borrowings under this facility bear interest at an annual rate equal to 8.25%.  In March 2017, we amended the credit facility to increase the total indebtedness to $18.0 million. The interest-only payment period was extended through February 1, 2018.  See “—Contractual Obligations and Commitments” for additional information.

Cash Flows

As of December 31, 2017, we had cash and cash equivalents of $41.5 million and outstanding debt of $18.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.    Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of December 31, 2017, along with the proceeds from our public offering of common stock in January 2018 but without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the first quarter of 2019.    We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort.  These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,

	2017	2016	2015
	(in thousands)
Cash used in operating activities	$(50,473)	$(34,001)	$(33,743)
Cash provided by investing activities	27,067	35,568	(38,569)
Cash provided by (used in) financing activities	32,008	585	65,703
Net increase in cash and cash equivalents	$8,602	$2,152	$(6,609)

Operating activities. Net cash used in operating activities was $50.5 million for the year ended December 31, 2017, primarily resulting from our net loss of $63.4 million, partially offset by non-cash charges of $9.4 million and cash provided by changes in our operating assets and liabilities of $3.6 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses partially offset by $1.9 million of revenue in the period. Our net non-cash charges during the year ended December 31, 2017 primarily consisted of $7.3 million of stock-based compensation expense and $1.6 million of depreciation expense. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2017 consisted primarily of a $2.6 million increase in accrued expenses and deferred rent and a $0.9 million increase in accounts payable, which was due to the timing of vendor invoicing and payments.

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

Investing activities. Net cash provided by investing activities was $27.1 million for the year ended December 31, 2017 consisted of maturities of marketable securities of $38.2 million offset by cash used to purchase property and equipment of $8.3 million and cash used to purchase marketable securities of $3.0 million. Net cash provided by investing activities for the year ended December 31, 2016 consisted of maturities of marketable securities of $80.7 million offset by cash used to purchase property and equipment of $1.9 million and cash used to purchase marketable securities of $41.7 million. Net cash used in investing activities for the year ended December 31, 2015 consisted of cash used to purchase property and equipment of $1.8 million and cash used to purchase marketable securities of $91.7 million offset by maturities of marketable securities of $54.8 million.

Financing activities. Net cash provided by financing activities for 2017 was $32.0 million and consisted primarily of proceeds from our follow-on offering in January 2017 of $23.3 and the 2016 ATM Agreement of $5.9 million, net of underwriting discounts and other offering expenses, $2.4 million (net) in borrowings under our amended credit facility, proceeds from the exercise of common stock options of $0.7 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.3 million partially offset by payments of $0.6 million for insurance costs financed by a third party. Net cash provided by financing activities for 2016 was $0.6 million and consisted primarily of proceeds of $0.6 million, net of underwriting discounts and other offering expenses, related to the 2016 ATM Agreement, proceeds from the exercise of common stock options of $0.2 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.3 million partially offset by payments of $0.5 million for insurance costs financed by a third party. Net cash provided by financing activities for 2015 was $65.7 million and consisted primarily of proceeds of $65.6 million, net of underwriting discounts and other offering expenses, related to our follow-on offering, $1.5 million (net) in borrowings under our amended 2014 credit facility, proceeds from the exercise of common stock options of $0.2 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.2 million partially offset by repayment of $1.5 million of outstanding principal under our 2014 credit facility, payments of $0.8 million for insurance costs financed by a third party.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources focused on the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, DEXTENZA and OTX-TP;

•	commence clinical trials of our product candidates OTX-TIC and OTX-TKI;

•

conduct joint research and development under our strategic collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel-based formulation in combination with Regeneron’s large molecule VEGF targeting compounds to treat retinal diseases;

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

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of December 31, 2017, along with the proceeds from our public offering of common stock in January 2018 but without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the first quarter of 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort.

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

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the outcome of certain legal actions and proceedings, including the current lawsuits described under “Item 3 — Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements.  We do not have any committed external source of funds other than amounts we may receive from Regeneron for potential option exercise, development, regulatory and sales milestones and royalties under our collaboration.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  The covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge of intellectual property limit our ability to obtain additional debt financing.  If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

As discussed in Note 1 of the Notes to the Financial Statements under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Since we currently anticipate that our existing capital resources will enable us to meet our planned operational expenses, debt service obligations, and capital expenditures, based on our current operating plans, only through the first quarter of calendar year 2019, we have determined that this cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of these financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts

Since our inception in 2006, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2017, we had federal net operating loss carryforwards of $126.2 million, which begin to expire in 2026, and state net operating loss carryforwards of $109.3 million, which begin to expire in 2026. As of December 31, 2017, we also had federal research and development tax credit carryforwards of $5.5 million and state research and development tax credit carryforwards $2.8 million, which begin to expire in 2026 and 2025, respectively. We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize our tax carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease commitments	$16,149	$1,715	$3,657	$4,177	$6,600
Purchase commitments	2,372	2,372	—	—	—
Facility improvements, net	282	282	—	—	—
Manufacturing commitments	1,680	—	1,680	—	—
Debt obligations including interest	21,015	6,965	14,050	—	—
Total	$41,498	$11,334	$19,387	$4,177	$6,600

In the table above, we set forth our enforceable and legally binding obligations and future commitments at December 31, 2017, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at December 31, 2017. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in July 2023 and July 2027.

In June 2016, we entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space.  The lease term commenced on February 1, 2017 and expires on July 31, 2027.  No base rent was due under the lease until August 1, 2017.  The initial annual base rent is approximately $1.2 million and will increase annually beginning on February 1 of each year.  We are obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises.  We posted a customary letter of credit in the amount of $1.5 million as a security deposit.  We relocated our corporate headquarters to the new leased premises in June 2017 and are evaluating the potential relocation of our manufacturing operations to the new leased premises.  The lease agreement allowed for a construction allowance not to exceed approximately $2.8 million to be applied to the total construction costs of the new leased premises.  The construction allowance had to be used on or before December 31, 2017, or it would be deemed forfeited with no further obligation by the landlord of the new leased premises.  As of December 31, 2017, we have billed the landlord for $2.7 million and received payments of $2.6 million from the landlord.  We have forfeited $0.1 million under the construction allowance.

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

In December 2015, we amended the credit facility to increase the aggregate principal amount to $15.6 million to capitalize certain accrued interest. The amended facility provides for monthly, interest-only payments on outstanding borrowings through December 2016. Thereafter, we were required to pay thirty-six consecutive, equal monthly installments of principal and interest through December 1, 2019. In March 2017, we further amended the credit facility to $18.0 million of borrowings. The interest-only payment period was extended through February 1, 2018. There are no financial covenants associated with the credit facility. There are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making investments; and engaging in certain other business transactions. The obligations under the credit facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. The credit facility is secured by substantially all of our assets except for our intellectual property, which is subject to a negative pledge.

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

In October 2016, we entered into Collaboration Agreement with Regeneron.  If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances. We have not included in the table above any payments to Regeneron under this Collaboration Agreement as the timing of such payments are not known.  Regeneron will be responsible for funding an initial preclinical tolerability study, which Regeneron initiated in early 2018. We do not expect our funding requirements under our collaboration with Regeneron to be material over the next twelve months. If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates.

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

Item  7A.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash and cash equivalents of $41.5 million, which consisted of money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

As an “emerging growth company,” as defined in the JOBS Act, our independent registered accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item  10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Bruce Peacock is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the Nasdaq Global Market.

Item 11.Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item  14.Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Item  16.Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36554	7/30/2014	3.1

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36554	7/30/2014	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-196932	7/11/2014	4.1

10.1+	2006 Stock Incentive Plan, as amended	S-1	333-196932	6/20/2014	10.1

10.2+	Form of Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.2

10.3+	Form of Restricted Stock Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.3

10.4+	2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.4

10.5+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.5

10.6+	Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.6

10.7+	Form of Restricted Stock Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.7

10.8†	Amended and Restated License Agreement, dated January 27, 2012, between the Registrant and Incept LLC	S-1	333-196932	6/20/2014	10.8

10.9	Lease Agreement dated September 2, 2009, by and between the Registrant and RAR2-Crosby Corporate Center QRS, Inc., as amended.	S-1	333-196932	6/20/2014	10.9

10.10+	2014 Employee Stock Purchase Plan	S-1/A	333-196932	7/11/2014	10.10

10.11	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-196932	6/20/2014	10.12

10.12+	Amended and Restated Employment Agreement, dated June 24, 2014, by and between the Registrant and Amarpreet S. Sawhney, Ph.D.	S-1/A	333-196932	7/11/2014	10.13

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.13+	Employment Agreement, dated June 19, 2014, by and between the Registrant and James Fortune	S-1/A	333-196932	7/11/2014	10.15

10.14+	Employment Agreement, dated July 3, 2014, by and between the Registrant and Eric Ankerud	S-1/A	333-196932	7/11/2014	10.16

10.15	Amended and Restated Credit and Security Agreement, by and among Midcap Funding III Trust, Silicon Valley Bank, Flexpoint MCLS SPV LLC, and the Registrant	8-K	001-36554	12/9/2015	10.1

10.16	Lease Agreement dated June 17, 2016 between the WS NF 15 Crosby Drive, LLC and the Registrant	10-Q	001-36554	8/9/2016	10.1

10.17	First Amendment dated June 20, 2016 to Amended and Restated Credit and Security Agreement among MidCap Funding III Trust, Silicon Valley Bank, Flexpoint MCLS SPV LLC and the Registrant	10-Q	001-36554	8/9/2016	10.2

10.18†	Collaboration, Option and License Agreement between Ocular Therapeutix, Inc. and Regeneron Pharmaceuticals, Inc. dated October 10, 2016	10-Q	001-36554	11/9/2016	10.1

10.19	Controlled Equity Offering Sales Agreement, dated November 29, 2016, by and between Ocular Therapeutix, Inc. and Cantor Fitzgerald & Co.	8-K	001-36554	11/30/2016	1.1

10.20	Second Amended and Restated Credit and Security Agreement, dated March 7, 2017, by and among MidCap Financial Trust, the Registrant and the Lenders listed therein	10-Q	001-36554	5/5/2017	10.1

10.21+	Amendment to Employment Agreement, by and between the registrant and Amarpreet S. Sawhney, dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.1

10.22+	Employment Agreement, by and between registrant and Antony C. Mattessich, dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.2

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.23+	Non-Statutory Stock Option Agreement, by and between Ocular Therapeutix, Inc. and Antony C. Mattessich dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.3

10.24+	Transition, Separation and release of Claims Agreement by and between Ocular Therapeutix, Inc. and Eric Ankerud, dated as of July 31, 2017	8-K	001-36554	8/3/2017	10.1

10.25	Consulting Agreement by and between Ocular Therapeutix, Inc. and Anchor Biotech Consulting, LLC dated as of July 31, 2017	8-K	001-36554	8/3/2017	10.2

10.26+	Employment Agreement, by and between Ocular Therapeutix, Inc. and Donald Notman, dated as of September 25, 2017	8-K	001-36554	9/25/2017	10.1

10.27	Second Amendment to Lease, by and between Ocular Therapeutix, Inc. and CCC Investors LLC, dated October 10, 2017	8-K	001-36554	10/16/2017	10.1

10.28+	Transition, Separation and release of Claims Agreement by and between Ocular Therapeutix, Inc. and James Fortune, dated as of October 13, 2017	8-K	001-36554	10/13/2017	10.1

10.29+	Employment Agreement, by and between Ocular Therapeutix, Inc. and Daniel Bollag, dated as of July 31, 2017					X

10.30+	Employment Agreement, by and between Ocular Therapeutix, Inc. and Michael Goldstein, dated as of September 25, 2017					X

10.31+	Employment Agreement, by and between Ocular Therapeutix, Inc. and Kevin Hanley, dated as of January 5, 2018					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

Date: March 8, 2018

Onald
OCULAR THERAPEUTIX, INC.

	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antony Mattessich	President and Chief Executive Officer
Antony Mattessich	(Principal Executive Officer)	March 8, 2018

/s/ Donald Notman	Chief Financial Officer	March 8, 2018
Donald Notman	(Principal Financial and Accounting Officer)

/s/ Amarpreet Sawhney, Ph.D.	Executive Chairman of the Board	March 8, 2018
Amarpreet Sawhney, Ph.D

/s/ Jaswinder Chadha	Director	March 8, 2018
Jaswinder Chadha

/s/ Jeffrey S. Heier, M.D.	Director	March 8, 2018
Jeffrey S. Heier, M.D.

/s/ Richard L. Lindstrom, M.D.	Director	March 8, 2018
Richard L. Lindstrom, M.D.

/s/ William James O’Shea	Director	March 8, 2018
William James O’Shea

/s/ Bruce A. Peacock	Director	March 8, 2018
Bruce A. Peacock

/s/ Charles Warden	Director	March 8, 2018
Charles Warden

OCULAR THERAPEUTIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ocular Therapeutix, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ocular Therapeutix, Inc. as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses and negative cash flows from operations since its inception, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 8, 2018

We have served as the Company’s auditors since 2008.

OCULAR THERAPEUTIX, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$41,538	$32,936
Marketable securities	—	35,209
Accounts receivable	226	250
Inventory	122	113
Prepaid expenses and other current assets	1,453	1,390
Total current assets	43,339	69,898
Property and equipment, net	10,478	3,313
Restricted cash	1,614	1,728
Total assets	$55,431	$74,939
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,571	$2,116
Accrued expenses and deferred rent	4,310	4,635
Notes payable, net of discount, current	5,545	1,549
Total current liabilities	13,426	8,300
Deferred rent, long-term	3,387	537
Notes payable, net of discount, long-term	12,471	14,094
Total liabilities	29,284	22,931
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2017 and December 31, 2016; no shares issued or outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2017 and December 31, 2016; 29,658,202 and 25,024,100 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	263,409	225,889
Accumulated deficit	(237,265)	(173,879)
Accumulated other comprehensive loss	—	(5)
Total stockholders’ equity	26,147	52,008
Total liabilities and stockholders’ equity	$55,431	$74,939

The accompanying notes are an integral part of these financial statements.

OCULAR THERAPEUTIX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,

	2017	2016	2015
Revenue:
Product revenue	$1,923	$1,845	$1,354
Collaboration revenue	—	42	396
Total revenue	1,923	1,887	1,750
Costs and operating expenses:
Cost of product revenue	457	443	319
Research and development	30,880	27,065	26,611
Selling and marketing	17,000	6,701	3,852
General and administrative	15,509	11,004	9,165
Total costs and operating expenses	63,846	45,213	39,947
Loss from operations	(61,923)	(43,326)	(38,197)
Other income (expense):
Interest income	424	304	166
Interest expense	(1,892)	(1,680)	(1,724)
Other income (expense), net	5	(1)	7
Total other expense, net	(1,463)	(1,377)	(1,551)
Net loss	$(63,386)	$(44,703)	$(39,748)
Net loss per share, basic and diluted	$(2.20)	$(1.80)	$(1.71)
Weighted average common shares outstanding, basic and diluted	28,818,196	24,816,348	23,244,162
Comprehensive loss:
Net loss	$(63,386)	$(44,703)	$(39,748)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	5	63	(68)
Total other comprehensive (loss) income	5	63	(68)
Total comprehensive loss	$(63,381)	$(44,640)	$(39,816)

The accompanying notes are an integral part of these financial statements.

OCULAR THERAPEUTIX, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated	Total
					Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Par Value	Capital	Deficit	Loss	(Deficit)
Balances at December 31, 2014	—	$—	21,333,507	$2	$148,122	$(89,428)	$—	$58,696
Issuance of common stock upon exercise of stock options	—	—	141,848	—	207	—	—	207
Issuance of common stock in connection with employee stock purchase plan	—	—	20,916	—	249	—	—	249
Issuance of common stock upon cashless exercise of warrants	—	—	54,010	—	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs	—	—	3,200,000	—	65,612	—	—	65,612
Unrealized loss on marketable securities	—	—	—	—	—	—	(68)	(68)
Stock-based compensation expense	—	—	—	—	4,640	—	—	4,640
Net loss	—	—	—	—	—	(39,748)	—	(39,748)
Balances at December 31, 2015	—	—	24,750,281	2	218,830	(129,176)	(68)	89,588
Issuance of common stock upon exercise of stock options	—	—	105,114	—	199	—	—	199
Issuance of common stock in connection with employee stock purchase plan	—	—	66,628	—	278	—	—	278
Issuance of common stock upon public offering, net of issuance costs	—	—	102,077	1	626	—	—	627
Unrealized gain on marketable securities	—	—	—	—	—	—	63	63
Stock-based compensation expense	—	—	—	—	5,956	—	—	5,956
Net loss	—	—	—	—	—	(44,703)	—	(44,703)
Balances at December 31, 2016	—	—	25,024,100	3	225,889	(173,879)	(5)	52,008
Issuance of common stock upon exercise of stock options	—	—	220,520	—	685	—	—	685
Issuance of common stock in connection with employee stock purchase plan	—	—	53,662	—	276	—	—	276
Issuance of common stock upon public offering, net of issuance costs	—	—	4,359,920	—	29,238	—	—	29,238
Unrealized gain on marketable securities	—	—	—	—	—	—	5	5
Stock-based compensation expense	—	—	—	—	7,321	—	—	7,321
Net loss	—	—	—	—	—	(63,386)	—	(63,386)
Balances at December 31, 2017	—	$—	29,658,202	$3	$263,409	$(237,265)	$—	$26,147

The accompanying notes are an integral part of these financial statements.

OCULAR THERAPEUTIX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2017	2016	2015
Cash flows from operating activities:
Net loss	$(63,386)	$(44,703)	$(39,748)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,321	5,956	4,640
Non-cash interest expense	408	371	166
Depreciation and amortization expense	1,625	881	754
(Gain)/loss on disposal of property and equipment	(5)	1,269	(3)
Purchase of premium on marketable securities	(3)	(37)	(338)
Amortization of premium on marketable securities	17	186	283
Changes in operating assets and liabilities:
Accounts receivable	24	(57)	136
Prepaid expenses and other current assets	45	924	(53)
Inventory	(9)	21	(1)
Accounts payable	932	(159)	348
Accrued expenses and deferred rent	2,558	1,389	219
Deferred revenue	—	(42)	(146)
Net cash used in operating activities	(50,473)	(34,001)	(33,743)
Cash flows from investing activities:
Purchases of property and equipment	(8,252)	(1,919)	(1,778)
Proceeds from sale of property and equipment	5	2	7
Change in restricted cash	114	(1,500)	60
Purchases of marketable securities	(3,000)	(41,699)	(91,684)
Proceeds from maturities of marketable securities	38,200	80,684	54,826
Net cash provided by (used in) investing activities	27,067	35,568	(38,569)
Cash flows from financing activities:
Proceeds from issuance of notes payable	3,700	—	1,897
Proceeds from exercise of stock options	685	199	207
Proceeds from issuance of common stock pursuant to employee stock purchase plan	276	278	249
Proceeds from issuance of common stock offering, net	29,238	627	65,612
Payments of insurance costs financed by a third party	(591)	(519)	(762)
Repayment of notes payable	(1,300)	—	(1,500)
Net cash provided by financing activities	32,008	585	65,703
Net increase in cash and cash equivalents	8,602	2,152	(6,609)
Cash and cash equivalents at beginning of period	32,936	30,784	37,393
Cash and cash equivalents at end of period	$41,538	$32,936	$30,784
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,461	$1,301	$1,251
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable at balance sheet dates	$538	$451	$293
Insurance premium financed by a third party	$—	$722	$706
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$108	$—	$—

The accompanying notes are an integral part of these financial statements.

OCULAR THERAPEUTIX, INC.

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary, bioresorbable hydrogel platform technology. The Company’s bioresorbable hydrogel-based product candidates are designed to tailor duration and amount of delivery of a range of therapeutic agents of varying duration in its product candidates. Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of its products and product candidates and building the initial sales and marketing infrastructure for the commercialization of the Company’s approved product and product candidates.

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

As of December 31, 2017, the Company’s lead product candidates were in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations, including to support the planned commercial launch of DEXTENZA, subject to submitting its new drug application, or NDA, for post-surgical ocular pain and receiving FDA approval.

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

The Company believes that its existing cash and cash equivalents, which includes the $35,100 in net proceeds obtained in the January 2018 public offering of the Company’s common stock (Note 19), will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements through the first quarter of calendar year 2019.  Management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses meet the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements. The Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of December 31, 2017, the Company had an accumulated deficit of $237,265.

While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months.

If the Company is unable to obtain other financing, the Company would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company.  The actions necessary to reduce spending to a level that mitigates the factors described above are not considered probable, as defined in the accounting standards.  As such, under the requirements of ASC 205-40, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern for the next twelve months as defined by ASC 205-40.

Therefore, in accordance with the requirements of ASC 205-40, management has concluded that it is required to disclose that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

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

Inventory consisted of the following:

	December 31,
	2017	2016
Raw materials	$68	$58
Work-in-process	37	40
Finished goods	17	15
	$122	$113

Restricted Cash

As of December 31, 2017 and 2016, the Company held certificates of deposit of $1,614 and $1,728, respectively, as security deposits for the lease of the Company’s manufacturing space and current corporate headquarters (Note 13). The Company has classified this as long-term restricted cash on its balance sheet.

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

The Company’s cash equivalents and marketable securities are carried at fair value determined according to the fair value hierarchy described above (Note 3). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities. At December 31, 2017 and 2016, the carrying value of the Company’s outstanding notes payable (Note 7) approximates fair value based on the interest rate for the borrowings outstanding.

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

At December 31, 2017, the Company does not have marketable securities.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2017, 2016 and 2015, other comprehensive loss consisted of unrealized gains (losses) from marketable securities.

Net Income (Loss) Per Share

The Company applies the two-class method which determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

Restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2017, 2016 and 2015.

Deferred Offering Costs

The Company capitalizes certain legal and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated.  After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering.  Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expense in the statement of operations.  Deferred offering costs amounted to $108 at December 31, 2017 and are capitalized in prepaid expenses and other current assets.  There were no deferred offering costs at December 31, 2016.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.  The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years.  The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date, all of which collectively are herein referred to as “the New Revenue Standard.”

The New Revenue Standard became effective for the Company on January 1, 2018 and will be adopted using the modified retrospective method.  The Company has performed a review of the New Revenue Standard as compared to its current accounting policies and determined that the adoption of the New Revenue Standard will not have a material impact on its financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842) (“ASU 2016-02”).  ASU 2016-02 requires lessees to recognize most leases on the balance sheet as a right –of-use asset and a lease liability. Leases will be classified as either operating or financing and classification will be based on criteria similar to current lease accounting but without bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim period within those fiscal years and early adoption is permitted.  The Company is currently assessing the impact that the adoption of ASU 2016-02 will have on its financial statements and footnote disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 is intended to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications.  The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted ASU 2016-15 as of the required effective date of January 1. 2018 and does not expect the adoption will have a material impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash” (“ASU 2016-18”).  ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total amounts shown on the statement of cash flows.  The

Company will adopt ASU 2016-18 as of the required effective date of January 1, 2018 and will reflect the adoption retrospectively to all periods presented. Upon adoption, the Company’s statements of cash flows will include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. The Company has restricted cash of $1,614 at December 31, 2017.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The new standard is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in the ASU prospectively to an award modified on or after the adoption date. The Company will adopt ASU 2017-09 as of the required effective date of January 1, 2018. The adoption of ASU 2017-09 will have an impact on the accounting for the modification of stock-based awards, if any, after the date of the adoption.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$40,386	$—	$40,386
Total	$—	$40,386	$—	$40,386

	Fair Value Measurements as of
	December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$20,734	$—	$20,734
Agency bonds	—	8,994	—	8,994
Marketable securities:
United States treasury notes	—	35,209	—	35,209
Total	$—	$64,937	$—	$64,937

During the years ended December 31, 2017, 2016 and 2015, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2017	2016
Equipment	$6,183	$4,361
Leasehold improvements	8,553	906
Furniture and fixtures	740	418
Software	118	89
Construction in progress	225	1,357
	15,819	7,131
Less: Accumulated depreciation	(5,341)	(3,818)
	$10,478	$3,313

Depreciation expense was $1,625,  $881 and $754 for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2016, the remaining construction in progress was related to the build-out of the Company’s new facility and equipment that is being used in that facility.

For the year ended December 31, 2016, the Company wrote off $1,263 of manufacturing equipment that was included in construction in progress at December 31, 2015.

5. Accrued Expenses and Deferred Rent

Accrued expenses consisted of the following:

	December 31,	December 31,
	2017	2016
Accrued payroll and related expenses	$2,936	$2,146
Accrued rent	267	—
Accrued professional fees	534	1,018
Accrued research and development expenses	217	360
Accrued insurance	—	591
Accrued other	356	520
	$4,310	$4,635

6. Collaboration and Feasibility Agreements

The Company had entered into a feasibility agreement with a biotechnology company in October 2014. Under this agreement, the biotechnology company would pay up to $700, of which $250 was a non-refundable payment due upon contract execution and $450 will be due upon the achievement of certain milestones. The Company recognized the total expected payments under the contract which included only the non-refundable payments on a straight-line basis over the estimated performance period. When a contingent milestone payment was earned, the additional consideration to be received was added to the total expected payments under the contract then recognized over the estimated performance period. In January 2015, the first milestone under the feasibility agreement was achieved triggering a non-refundable payment due of $250 such that the total non-refundable payments that were recognized over the estimated performance period totaled $500. This agreement was terminated in the second quarter of 2016 and the Company does not have any further obligations. The Company recognized revenue of $0,  $42 and $396 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the Company had no deferred revenue and no accounts receivable related to this agreement.

On October 10, 2016, the Company entered into a Collaboration, Option and License Agreement (the “Collaboration Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) for the development and potential commercialization of products using the Company’s hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs for any target including VEGF, or any product that deliver large molecule drugs other than those that target VEGF proteins.

Under the terms of the Collaboration Agreement, the Company and Regeneron have agreed to conduct a joint research program with the aim of developing a sustained-release formulation of aflibercept, currently marketed under the tradename Eylea, that is suitable for advancement into clinical development. The Company has granted Regeneron an option (the “Option”) to enter into an exclusive, worldwide license under its intellectual property to develop and commercialize products using the Company’s hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds (“Licensed Products”).  Under the term of the Collaboration Agreement, Regeneron is responsible for funding an initial preclinical tolerability study, which it initiated in early 2018.

If Regeneron decided to exercise the Option, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances. If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

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

7. Notes Payable

The Company entered into a credit and security agreement in 2014 (the “2014 Credit Facility”) which had a total borrowing capacity of $15,000 which has been fully drawn down. In connection with the Company’s entry into the 2014 Credit Facility a previously outstanding credit agreement issued in 2011 (the “2011 Credit Facility”) was terminated.

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

In December 2015, the 2014 Credit Facility was amended (the “Amended Credit Facility”) to increase the aggregate principal amount to $15,600 and extend both the interest-only payment period and the maturity date. At the time of the amendment, the Company had $13,500 in outstanding principal. Net proceeds from the Amended Credit Facility were $1,897. The Company was obligated to make monthly interest-only payments under the Amended 2014 Credit Facility until December 31, 2016 and, thereafter, was required to make monthly payments of principal and interest from January 1, 2017 through December 1, 2019. The interest rate under the Amended Credit Facility was unchanged at an annual rate of 8.25%. In addition, a final payment equal to 3.75% of amounts drawn under the Amended Credit Facility is due upon the new maturity date. There are no financial covenants associated with the Amended Credit Facility and the negative covenants remain unchanged. The Company accounted for the amendment of the Amended Credit Facility as a modification in accordance with the guidance in ASC 470-50, Debt. Amounts paid to the lenders were recorded as debt discount and a new effective interest rate was established. The effective annual interest rate of the outstanding debt under the Amended Credit Facility is 10.6%.

In March 2017, the Company further amended (the “2017 Amended Credit Facility”) the terms of its debt with existing lenders for total indebtedness of $18,000, which was used primarily to pay-off outstanding balances as of the closing date. The interest only period was extended through February 1, 2018.  Given the debt was refinanced prior to the issuance of the 2016 financial statements, the Company classified the debt balance at December 31, 2016, with the exception of payments made prior to the refinancing, as long-term in accordance with the terms of the 2017 Amended Credit Facility.

The Company was obligated to make interest-only payments under the 2017 Amended Credit Facility until February 1, 2018.  Thereafter, it is required to make monthly principal and interest payments through December 1, 2020.  Amounts borrowed under the Amended Credit Facility are at LIBOR base rate, subject to 1.00% floor, plus 7.25% with an indicative interest rate of 8.25% as of the amendment date.  In addition, a final payment equal to 3.5% of amounts drawn under the Amended Credit Facility is due upon the maturity date of December 1, 2020.

There are no financial covenants associated with the 2017 Amended Credit Facility; however, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions.  The obligations under the Amended Credit Facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.  The debt is collateralized by substantially all of the Company’s personal property, other than its intellectual property.

The Company accounted for the 2017 Amended Credit Facility as a modification in accordance with the guidance in ASC 470-50, Debt.  Amounts paid to the lenders were recorded as debt discount and a new effective interest rate was established.  The effective annual interest rate of the outstanding debt under the Amended Credit Facility is 10.5%.

As of December 31, 2017, the annual repayment requirements for the 2017 Amended Credit Facility, inclusive of the final payment of $630 due at expiration, were as follows:

		Interest and
		Final
Year Ending December 31,	Principal	Payment	Total
2018	$5,658	$1,308	$6,966
2019	6,171	796	6,967
2020	6,171	911	7,082
	$18,000	$3,015	$21,015

8. Warrants

The Company has warrants for the purchase of 18,939 shares of common stock remain outstanding at December 31, 2017 at a weighted average exercise price of $7.92 per share and an expiration date of April 17, 2021.

9. Preferred Stock

The Amended and Restated Certificate of Incorporation authorized 5,000,000 shares of preferred stock, $0.0001 par value, all of which is undesignated and none of which are issued or outstanding at December 31, 2017.

10. Common Stock

The Amended and Restated Certificate of Incorporation authorized 100,000,000 shares of the Company’s common stock.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

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

In November 2016, the Company entered into an at-the-Market sales agreement, (the “2016 ATM Agreement”) with Cantor Fitzgerald & Co., (“Cantor”), under which the Company may offer and sell its common stock having aggregate proceeds of up to $40,000 may be sold from time to time.  During the fourth quarter of 2016, the Company sold 102,077 shares of common stock under the 2016 ATM Agreement resulting in net proceeds of approximately $626 after underwriting discounts, commission and other offering expenses.  In January 2017, the Company sold 161,341 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $1,395 after underwriting discounts and commissions.  In March 2017, the Company sold 177,068 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $1,561 after underwriting discounts, commissions and expenses.  In April 2017, the Company sold 93,730 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $855 after underwriting discounts and commissions.  In September 2017, the Company sold 258,860 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $1,573 after underwriting discounts and commissions.  In October 2017, the Company sold 97,492 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $593 after underwriting discounts and commissions.

In January 2017, the Company completed a follow-on offering of its common stock at a public offering price of $7.00 per share. The offering consisted of 3,571,429 shares of common stock sold by the Company. The Company received net proceeds from the follow-on offering of $23,261 after deducting underwriting discounts, commissions and expenses.

As of December 31, 2017, the Company had reserved 6,161,620 shares of common stock for the exercise of outstanding stock options and the number of shares remaining available for grant under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”), the number of shares available for issuance under the 2014 Employee Stock Purchase Plan (Note 11), and the outstanding warrants to purchase common stock (Note 8).

11. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2014 Plan was 1,336,907 shares of common stock, which was increased to 2,126,907 on January 1, 2015. The number of shares reserved for issuance may be increased by the number of shares under the 2006 Stock Option Plan (the “2006 Plan”) that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2017, the number of shares available for issuance under the 2014 Plan increased by 1,000,964.  As of December 31, 2017, 1,805,633 shares remained available for issuance under the 2014 Plan.

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

Inducement Stock Option Awards

On June 20, 2017, the Company issued to Antony Mattessich, who became a director of the Company on June 20, 2017 and the Company’s President and Chief Executive Officer on July 26, 2017, a non-statutory stock option to purchase an aggregate of 590,000 shares of the Company’s common stock at an exercise price of $10.94 per share. Subject to Mr. Mattessich’s continued service to the Company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the one year anniversary of the grant date and the remaining 75% of the shares underlying the award vesting monthly thereafter.  The stock option was issued outside of the Company’s 2014 Stock Incentive Plan as an inducement material to Mr. Mattessich’s acceptance of entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

2014 Employee Stock Purchase Plan

The Company’s has a 2014 Employee Stock Purchase Plan (the “ESPP”) with a total of 207,402 shares of common stock reserved for issuance under this plan which increased to 232,402 shares of common stock on January 1, 2015. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2017, the number of shares available for issuance under the 2014 Plan increased by 125,121.  As of December 31, 2017, 334,674 shares of common stock remain available for issuance.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. Beginning in 2016, the Company estimates its expected volatility using a weighted average of the historical volatility of its publicly traded peer companies and the volatility of its common stock, and expect to continue to do so until such time as the Company has adequate historical data regarding the volatility of its traded stock price. The expected term of the Company’s stock options to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of December 31, 2017, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 474 shares of common stock.

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended
	December 31,
	2017	2016	2015
Risk-free interest rate	2.00%	1.42%	1.67%
Expected term (in years)	6	6	6
Expected volatility	102%	85%	71%
Expected dividend yield	—%	—%	—%

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Issuable	Exercise	Contractual	Intrinsic
	Under Options	Price	Term	Value
			(In years)
Outstanding as of December 31, 2016	3,091,480	$10.77	7.3	$6,659
Granted	2,354,150	8.01
Exercised	(220,520)	3.11
Forfeited	(1,222,736)	9.12
Outstanding as of December 31, 2017	4,002,374	$10.08	7.2	$1,222
Options vested and expected to vest as of December 31, 2017	3,885,480	$10.12	7.2	$1,222
Options exercisable as of December 31, 2017	1,970,539	$9.34	9.0	$2

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $408,  $575 and $3,192 during the years ended December 31, 2017, 2016 and 2015, respectively.

The weighted average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2017, 2016, 2015 was $6.44,  $4.52 and $18.12 per share, respectively.

Restricted Common Stock

The 2006 and 2014 Plans provide for the award of restricted common stock. The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award.

The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock. The aggregate intrinsic value of restricted stock awards that vested during the years ended December 31, 2017, 2016 and 2015 was $0,  $0, and $265, respectively.  There were no remaining restricted shares at December 31, 2017 and 2016.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options, vesting of restricted common stock and grants of common stock in the following expense categories of its statements of operations:

	Year Ended December 31,

	2017	2016	2015
Research and development	$2,584	$1,900	$1,589
Selling and marketing	633	490	340
General and administrative	4,104	3,566	2,711
	$7,321	$5,956	$4,640

As of December 31, 2017, the Company had an aggregate of $11,874 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.

12. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss attributable to common stockholders	$(63,386)	$(44,703)	$(39,748)
Denominator:
Weighted average common shares outstanding, basic and diluted	28,818,196	24,816,348	23,244,162
Net loss per share attributable to common stockholders, basic and diluted	$(2.20)	$(1.80)	$(1.71)

The Company excluded the following common stock equivalents, outstanding as of December 31, 2017, 2016, and 2015, from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2017, 2016 and 2015 because they had an anti-dilutive impact due to the net loss incurred for the periods.

	December 31,
	2017	2016	2015
Options to purchase common stock	4,002,374	3,091,480	2,115,519
Warrants for the purchase of common stock	18,939	18,939	18,939
	4,021,313	3,110,419	2,134,458

13. Commitments and Contingencies

Leases

The Company leases office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under non-cancelable operating leases that expire in July 2023 and July 2027.

Future minimum lease payments for its operating leases as of December 31, 2017 are as follows:

Year Ending December 31,
2018	1,715
2019	1,808
2020	1,850
2021	1,886
2022	1,936
Thereafter	6,954
Total	$16,149

In October 2017, the Company and CCC Investors LLC (the “Landlord”) entered into an amendment (the “Second Amendment”) to a lease agreement for the Company’s laboratory and manufacturing space located at 34 Crosby Drive and 36 Crosby Drive, each in Bedford, Massachusetts. The Second Amendment amends the original lease agreement and extends the term of the Lease for 36 Crosby Drive from June 30, 2018 to July 31, 2023.  Further, the Second Amendment acknowledges that the Company has previously vacated and surrendered, and the Lease has expired with regards to, 34 Crosby Drive, which reduces the Company’s required security deposit under the Lease from $228 to $114.  Under the Second Amendment, the annual base rent for 36 Crosby Drive shall be approximately $524 until June 30, 2018, shall be $0 from July 1, 2018 to July 31, 2018, and shall be approximately $544 from August 1, 2018 to July 31, 2019.  The annual base rent shall increase annually thereafter.  The Second Amendment also provides the Company a one-time option to terminate the Lease on July 31, 2021, upon the Company’s delivery to the Landlord on or before July 31, 2020 of a termination notice and the payment to the Landlord of a termination fee of approximately $273.

In June 2016, the Company entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space in Bedford, Massachusetts. The lease term commenced on February 1, 2017 and will expire on July 31, 2027. The Company relocated its corporate headquarters to the new leased premises during June 2017 and is evaluating the potential relocation of its manufacturing operations to the new leased premises.  No base rent was due under the lease until August 1, 2017. The initial annual base rent is approximately $1,200 and will increase annually beginning on February 1 of each year. The Company is obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises. The Company posted a customary letter of credit in the amount of approximately $1,500 as a security deposit.  The lease agreement allows for a landlord provided construction allowance not to exceed approximately $2,800 to be applied to the total construction costs of the new leased premises. The construction allowance must be used on or before December 31, 2017, or it will be deemed forfeited with no further obligation by the landlord of the new leased premises. As of December 31, 2017, the Company has billed the landlord for $2,725 and received payments of $2,656 from the landlord.  Build out costs being reimbursed under the tenant improvement allowance have been recorded as deferred rent and will be amortized as a deduction to rent expense over the lease term.

The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid.  During the years ended December 31, 2017, 2016 and 2015, the Company recognized $1,733,  $1,084 and $778, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 16) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through December 31, 2017, royalties paid under this agreement related to product sales were $154.

On February 12, 2014, the Company issued to Incept 189,393 shares of its common stock in connection with the expansion of the scope of the license to include back-of-the-eye technology held by Incept (Note 16).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2017.

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

Collaboration Agreement

On October 10, 2016, the Company entered into a Collaboration Agreement with Regeneron (Note 6).  If the Option to enter into an exclusive worldwide license is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances, the timing of such payments are not known.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions. Through December 31, 2017, the Option has not been exercised and no payments have been made to Regeneron.

Legal Proceedings

Securities Class Actions

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

On October 27, 2017, a magistrate judge for the United States District Court for the District of New Jersey granted the defendants’ motion to transfer the above-referenced Gallagher, Caraker, and Kim litigations to the United States District Court for the District of Massachusetts.  These matters have been assigned the following docket numbers in the District of Massachusetts: 1:17-cv-12288 (Gallagher), 1:17-cv-12146 (Caraker), and 1:17-cv-12286 (Kim). Motions to consolidate these three actions and appoint lead plaintiff(s) for the consolidated action are currently pending.

The Company denies any allegations of wrongdoing and intends to vigorously defend against these lawsuits.

Shareholder Derivative Litigation

On July 11, 2017, a purported shareholder derivative lawsuit was filed against certain of the Company’s current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Robert Corwin v. Sawhney et al., Case No. 1:17-cv-11270.  The complaint generally alleged that the individual defendants breached fiduciary duties owed to the Company by making allegedly false and/or misleading statements concerning the Form 483 related to DEXTENZA and our manufacturing operations for DEXTENZA.  The complaint purported to assert claims against the individual defendants for breach of fiduciary duty, and sought to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct.  The complaint also sought contribution on behalf of the Company from all individual defendants for their alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint sought declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.  On September 20, 2017, counsel for the plaintiff filed a notice of voluntary dismissal, stating that the plaintiff wished to coordinate his efforts and proceed in a consolidated fashion with the plaintiff in a similar derivative suit that was pending in the Superior Court of Suffolk County of the Commonwealth of Massachusetts captioned Angel Madera v. Sawhney et al., Case. No. 17-2273 (which is discussed in the paragraph immediately below) by filing an action in that court subsequent to the dismissal of this lawsuit.  The Corwin lawsuit was dismissed without prejudice on September 21, 2017.  On October 24, 2017, the plaintiff filed a new derivative complaint in Massachusetts Superior Court (Suffolk County), captioned Robert Corwin v. Sawney et al., Case No. 17-3425 (BLS2).  The new Corwin complaint includes allegations similar to those made in the federal court complaint, and asserts a derivative claim for breach of fiduciary duty against certain of our current and former officers and directors. The complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners LP.  The complaint also names us as a nominal defendant.

On July 19, 2017, a second purported shareholder derivative lawsuit was filed against certain of the Company’s current and former executive officers, all current board members, one former board member, and the Company as a nominal defendant, in the Superior Court of Suffolk County of the Commonwealth of Massachusetts, captioned Angel Madera v. Sawhney et al., Case. No. 17-2273.  The complaint included allegations similar to those made in the Corwin complaint.  The complaint purported to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and sought to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint sought declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On November 6, 2017, the court dismissed this action without prejudice due to plaintiff’s failure to complete service of process within the time permitted under applicable court rules.  On December 21, 2017, the same plaintiff filed a new derivative complaint in the same court, captioned Angel Madera v. Sawhney et al., Case. No. 17-4126 (BLS2).  The new Madera complaint is premised on substantially similar allegations as the previous complaint, purports to assert derivative claims against certain current and former executive officers and board members for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and names the Company as a nominal defendant.  Like the new Corwin complaint, the new Madera complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners LP.

By order dated January 29, 2018, the court consolidated the state court Corwin and Madera complaints under the Corwin docket and appointed lead counsel for plaintiffs. On February 28, 2018, plaintiffs filed a consolidated amended complaint.  The consolidated complaint names the same defendants and is premised on substantially similar allegations as the previous Corwin and Madera complaints, and asserts claims for breach of fiduciary duty against the individual defendants and unjust enrichment against the two SV entity defendants.  The response to the consolidated complaint is due on April 17, 2018.

On January 31, 2018, a third purported shareholder derivative suit was filed against certain of the Company current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Brian Robinson v. Sawhney et al., Case. No. 1:18-cv-10199.  The complaint includes allegations similar to those made in the Corwin and Madera complaints, but does not name either SV Life Sciences Fund, IV, LP or SV Life Sciences Fund IV Strategy Partners, LP as a defendant.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.

On February 16, 2018, a fourth purported shareholder derivative suit was filed against certain of the Company’s current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Delaware, captioned Terry Kelly v. Sawhney et al., Case. No. 1:18-cv-00277.  The complaint includes allegations similar to those made in the Corwin and Madera complaints.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint also asserts an unjust enrichment claim against SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP.  The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.

We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits.

In addition, we have received a subpoena from the SEC, dated December 15, 2017, requesting documents and information concerning DEXTENZA™ (dexamethasone insert) 0.4mg, including related communications with the FDA, investors and others.  The Company intends to fully cooperate with the SEC regarding this non-public, fact-finding inquiry.  The SEC has informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

The Company is unable to predict the outcome of these lawsuits or proceedings at this time. Moreover, any conclusion of these matters in a manner adverse to the Company and for which it incurs substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on the Company’s financial condition and business. In addition, the proceedings could adversely impact the Company’s reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to the Company’s ability to grow the Company’s business, any of which could have a material adverse effect on the Company’s business.

14. Income Taxes

2017 U.S. Tax Reform

On December 22, 2017 President Trump signed into law the “Tax Cuts and Jobs Act” (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% effective as of January 1, 2018. Additionally, the TCJA contained provisions for the limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks in each case for losses arising in taxable years beginning after December 31, 2017(though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits.  This includes reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare disease or conditions generally referred to as ‘orphan drugs’.

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company’s deferred tax assets and liabilities was offset by a corresponding change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects the Company has recorded provisional amounts. The ultimate impact to the Company’s financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

Income Taxes

During the years ended December 31, 2017, 2016 and 2015, the Company recorded no income tax benefits for the net operating losses incurred or the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Tax reform change	43.0	—	—
Research and development tax credits	(3.3)	(2.9)	(3.1)
State taxes, net of federal benefit	(3.8)	(4.8)	(2.0)
Stock-based compensation	2.2	1.4	1.2
Other	(0.2)	(0.6)	(0.2)
Change in deferred tax asset valuation allowance	(3.9)	40.9	38.1
Effective income tax rate	—%	—%	—%

Net deferred tax assets consisted of the following:

	December 31,
	2017	2016
Net operating loss carryforwards	$33,094	$31,960
Tax credit carryforwards	7,971	5,482
Capitalized start-up costs	1,022	1,723
Capitalized research and development expenses, net	21,869	26,943
Accrued expenses and other temporary differences	3,770	4,128
Total gross deferred tax assets	67,726	70,236
Valuation allowance	(67,726)	(70,236)
Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2017, 2016 and 2015 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research and development tax credit carryforwards offset in 2017 by a decrease in a deferred tax asset resulting from the decreased federal corporate tax rate and were as follows:

	Year Ended December 31,
	2017	2016	2015
Valuation allowance as of beginning of year	$70,236	$51,969	$36,825
Increases recorded to income tax provision	24,773	18,267	15,144
Decreases recorded to income tax provision	(27,283)	—	—
Valuation allowance as of end of year	$67,726	$70,236	$51,969

As of December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of $126,229 and $109,258, respectively, which begin to expire in 2026 and 2026, respectively. As of December 31, 2017, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $5,518 and $2,813, respectively, which begin to expire in 2026 and 2025, respectively. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management considered the Company’s cumulative net losses and concluded that it is more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2017 and 2016.  The valuation allowance, on a net basis, decreased by approximately $2,510 in 2017 primarily as a result of the decrease in the corporate tax rate offset by increase in deferred tax assets primarily related to net operating loss carryforwards.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2017 or 2016.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31,

2014 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.    As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

15. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through December 31, 2017, no contributions have been made to the plan by the Company.

16. Related Party Transactions

The Company has a license agreement with Incept to use and develop certain patent rights that it entered into in 2007. Royalties incurred and payable to Incept have not been material to date. The Company’s former President and Chief Executive Officer and current Executive Chairman and Chairman of the Company’s board of directors is a general partner of Incept.

During the years ended December 31, 2017, 2016 and 2015, the Company invoiced Augmenix, Inc. (“Augmenix”) $0,  $0 and $4, respectively, for consulting and other services. During the years ended December 31, 2017, 2016 and 2015, Augmenix invoiced the Company $0,  $0 and $0 for legal fees paid by Augmenix on behalf of the Company. Certain shareholders of Augmenix are holders of the Company’s common stock. In addition, certain employees of the Company are shareholders of Augmenix. The Company’s Executive Chairman was also the Chief Executive Officer of Augmenix up until April 2014 and is currently the Chairman of the board of directors of Augmenix.

In April 2014, the Company granted 28,437 shares of restricted common stock to its Executive Chairman of the Board of Directors, who was serving as the Company’s Chief Executive Officer, in lieu of $250 of such officer’s 2015 base salary. During 2015, due to an administrative error, the Company did not appropriately adjust the base salary to reflect this reduction. As a result, the Company paid the full base salary for 2015. Upon discovery of the error, the officer promptly repaid the full $250 to the Company on April 1, 2016. The Company recorded a reduction to payroll expense in the first quarter of 2016. The effect of this error on the statement of operations was considered immaterial for all related periods.

In March 2016, the Company entered into a Master Services Agreement with Axtria, Inc.  (“Axtria”).  In March 2016, the Company entered into a statement of work totaling approximately $104 under which Axtria would provide certain sales and marketing analytics to the Company.  In February 2017, the Company entered into a separate statement of work totaling approximately $1,400 under which Axtria would provide data warehouse implementation, operations and maintenance support services to the Company.  Jaswinder Chadha, co-founder and CEO of Axtria, is also a member of the Company’s Board of Directors and a cousin to the Company’s Executive Chairman of the Board of Directors and former President and Chief Executive Officer.  For the years ended December 31, 2017 and 2016, payments paid to Axtria were $864 under the 2017 statement of work and $150 under the 2016 statement of work, respectively.  As of December 31, 2017 and 2016, there were no amounts due in accounts payable to Axtria.  On July 20, 2017, the Company terminated the 2017 and 2016 statements of work with Axtria.

Since 2014, the Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide legal services to the Company, including with respect to general corporate, finance, securities law, regulatory and licensing matters.  The Company’s former Chief Medical Officer, Jonathan H. Talamo, M.D., who served as Chief Medical Officer from July 2016 until his resignation in June 2017, is married to a partner at WilmerHale, who has not participated in providing legal services to the Company.  The Company incurred fees for legal services rendered by WilmerHale of $1,368 and $874 for the year ended December 31, 2017 and 2016, respectively.  As of December 31, 2017 and 2016, there was $194 and $0, respectively, recorded in accounts payable for WilmerHale. As of December 31, 2017 and 2016, there was $80 and $20, respectively, recorded in accrued expenses for WilmerHale.

17. Restructuring and Other Costs

On July 31, 2017, the Board of Directors approved a strategic restructuring to eliminate a portion of the Company’s workforce as part of an initiative to enhance operations and reduce expenses.  As part of this strategic restructuring, the Company eliminated 30 positions across the organization.  During the twelve months ended December 31, 2017, the Company recorded $1,703 of restructuring-related costs in operating expenses in research and development and selling and marking, including employee severance, benefits and related costs.

On July 31, 2017, the Company entered into a transition, separation and release of claims agreement (the “Ankerud Transition Agreement”), pursuant to which Eric Ankerud resigned from his role as Executive Vice President, Regulatory, Quality and Compliance of the Company, effective immediately.  Mr. Ankerud continued to serve as an at-will employee of the Company in the capacity of Senior Advisor until October 31, 2017.  He currently serves as a consultant to the Company.  Under the Ankerud Transition Agreement, Mr. Ankerud is entitled to separation benefits until October 31, 2018,  in the form of continuation of his base salary in the same amount in effect as of October 31, 2018; the payment of monthly premiums for healthcare and/or dental coverage; and provided he continues to provide services to the Company as a consultant, the continued vesting of his outstanding stock options awards in accordance with the applicable equity plans and stock option agreements.  During the twelve months ended December 31, 2017, the Company recorded $386 of severance expense which are included in operating expenses in research and development.

On October 13, 2017, the Company entered into a transition, separation and release of claims agreement (the “Fortune Transition Agreement”) with James Fortune, pursuant to which Mr. Fortune resigned from his role as Chief Operating Officer and any and all other positions he holds as an officer or employee of the Company, effective December 31, 2017 (the “Separation Date”).  Pursuant to the Fortune Transition Agreement, effective as of October 13, 2017, the Employment Agreement, by and between the Company and Mr. Fortune, dated June 19, 2014, was terminated.  Under the Fortune Transition Agreement, Mr. Fortune will be entitled to separation benefits in the form of (i) the continuation of his base salary for twelve months after the Separation Date in the same amount in effect as of the October 13, 2017 and (ii) the payment of monthly premiums for healthcare and/or dental coverage at the same rate that is in effect on the Separation Date until the earlier of twelve months from the Separation Date or the date Mr. Fortune becomes eligible to receive such benefits under another employer’s benefit plan.  Should any annual bonus payments be made to active Company executives for the calendar year 2017, Mr. Fortune will also be eligible to receive a bonus payment in such amount, if any, he would have received had he remained employed with the Company through the date of such bonus payments.  During the twelve months ended December 31, 2017, the Company recorded $417 of severance expense which are included in operating expenses in general and administration.

The following table summarizes the restructuring and other costs by category during the twelve months ended December 31, 2017:

wwe

Twelve Months Ended December 31, 2017
Total
Research and development	$690
Selling and marketing	1,399
General and administration	417
$2,506

The following table summarizes the restructuring and other costs reserve for the periods indicated:

Twelve Months Ended
December 31, 2017
Restructuring and other costs reserve beginning balance	$—
Restructuring and other costs expenses incurred during the period	2,506
Amounts paid during the period	(1,546)
Restructuring and other costs reserve ending balance	$960

18. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	Mar 31,	Dec. 31,	Sept. 30,	June 30,	Mar 31,
	2017	2017	2017	2017	2016	2016	2016	2016
Statements of Operations Data:
Product revenue	$487	$523	$438	$475	$511	$477	$441	$416
Collaboration revenue	—	—	—	—	—	—	—	42
Revenue	487	523	438	475	511	477	441	458
Loss from operations	(12,716)	(15,196)	(18,339)	(15,672)	(12,472)	(9,238)	(11,107)	(10,509)
Net loss	(13,102)	(15,567)	(18,694)	(16,023)	(12,822)	(9,596)	(11,445)	(10,840)
Basic and diluted net loss per common share	$(0.44)	$(0.54)	$(0.64)	$(0.58)	$(0.52)	$(0.39)	$(0.46)	$(0.44)

19. Subsequent Events

The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2018, the number of shares available for issuance under the 2014 Plan increased by 1,186,328.

The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2018, the number of shares available for issuance under the ESPP increased by 148,291.

In January 2018, the Company completed a follow-on offering of its common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by the Company, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. The Company received net proceeds from the follow-on offering of $35,100 after deducting underwriting discounts, commissions and expenses.