Form 10-Q
period 2018-03-31
OCULAR THERAPEUTIX, INC
filed 2018-05-08
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, there were 37,280,054 shares of Common Stock, $0.0001 par value per share, outstanding.

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

•	our ability to manufacture DEXTENZA in compliance with current Good Manufacturing Practices, or cGMP;

•

our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements, generally, and to fund the regulatory submission and commercialization of DEXTENZA, specifically;

•

our ongoing and planned clinical trials, including our Phase 3 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension, our Phase 1 clinical trial of OTX-TIC for the reduction of IOP in patients with glaucoma and ocular hypertension and our Phase 1 clinical trial of OTX-TKI for the treatment of VEGF induced retinal leakage for an extended duration;

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

•	our intellectual property position;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the impact of government laws and regulations;

•	the outcome of certain legal actions and proceedings, including the current lawsuits described under “Part II, Item 1 — Legal Proceedings”;

•	our ability to continue as a going concern; and

•	our competitive position.

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

Ocular Therapeutix, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$62,911	$41,538
Accounts receivable	170	226
Inventory	139	122
Prepaid expenses and other current assets	1,256	1,453
Total current assets	64,476	43,339
Property and equipment, net	10,595	10,478
Restricted cash	1,614	1,614
Total assets	$76,685	$55,431
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,477	$3,571
Accrued expenses and deferred rent	3,603	4,310
Notes payable, net of discount, current	6,071	5,545
Total current liabilities	13,151	13,426
Deferred rent, long-term	3,336	3,387
Notes payable, net of discount, long-term	11,014	12,471
Total liabilities	27,501	29,284
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized and 37,280,054 and 29,658,202 shares issued and outstanding at March 31, 2018 and December 31, 2017	4	3
Additional paid-in capital	300,210	263,409
Accumulated deficit	(251,030)	(237,265)
Total stockholders’ equity	49,184	26,147
Total liabilities and stockholders’ equity	$76,685	$55,431

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Product revenue	$340	$475
Total revenue	340	475
Costs and operating expenses:
Cost of product revenue	80	115
Research and development	8,227	6,729
Selling and marketing	717	6,027
General and administrative	4,771	3,276
Total costs and operating expenses	13,795	16,147
Loss from operations	(13,455)	(15,672)
Other income (expense):
Interest income	176	92
Interest expense	(486)	(443)
Total other expense, net	(310)	(351)
Net loss	$(13,765)	$(16,023)
Net loss per share, basic and diluted	$(0.40)	$(0.58)
Weighted average common shares outstanding, basic and diluted	34,792,848	27,643,746
Comprehensive loss:
Net loss	$(13,765)	$(16,023)
Other comprehensive loss:
Unrealized loss on marketable securities	—	(4)
Total other comprehensive loss	—	(4)
Total comprehensive loss	$(13,765)	$(16,027)

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,765)	$(16,023)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,831	1,705
Non-cash interest expense	98	110
Depreciation and amortization expense	565	261
Purchase of premium on marketable securities	—	(3)
Amortization of premium on marketable securities	—	11
Changes in operating assets and liabilities:
Accounts receivable	56	6
Prepaid expenses and other current assets	197	(1,167)
Inventory	(17)	17
Accounts payable	(662)	659
Accrued expenses and deferred rent	(776)	(153)
Net cash used in operating activities	(12,473)	(14,577)
Cash flows from investing activities:
Purchases of property and equipment	(381)	(1,654)
Purchases of marketable securities	—	(3,000)
Proceeds from maturities of marketable securities	—	12,500
Net cash (used in) provided by investing activities	(381)	7,846
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	3,700
Proceeds from exercise of stock options	266	2
Proceeds from issuance of common stock offering, net	34,990	26,272
Payments of insurance costs financed by a third party	—	(197)
Repayment of notes payable	(1,029)	(1,300)
Net cash provided by financing activities	34,227	28,477
Net increase in cash, cash equivalents and restricted cash	21,373	21,746
Cash, cash equivalents and restricted cash at beginning of period	43,152	34,664
Cash, cash equivalents and restricted cash at end of period	$64,525	$56,410
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$301	$987
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$285	$55

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc.  (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware.  The Company is a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary bioresorbable hydrogel platform technology.  The Company’s bioresorbable hydrogel product candidates are designed to tailor amount and duration of delivery of a range of therapeutic agents of varying duration in its product candidates.  Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of its products and product candidates and building the initial sales and marketing infrastructure for the commercialization of the Company’s approved product and product candidates.

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

As of March 31, 2018, the Company’s lead product candidates were in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations, including to support the planned commercial launch of DEXTENZA, subject to submitting its new drug application, or NDA, for post-surgical ocular pain and receiving FDA approval.

The Company believes that its existing cash and cash equivalents as of March 31, 2018, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements through the first quarter of calendar year 2019. Management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements. The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of March 31, 2018, the Company had an accumulated deficit of $251,030.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K on file with the SEC.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2018 and results of operations and cash flows for the three months ended March 31, 2018 and 2017 have been made.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

The Company’s cash equivalents at March 31, 2018 and December 31, 2017, were carried at fair value determined according to the fair value hierarchy described above (see Note 3).  The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

The carrying value of the Company’s outstanding notes payable (see Note 6) approximates fair value reflecting interest rates currently available to the Company.

Restricted Cash

The Company held certificates of deposit totaling $1,614 at March 31, 2018 and December 31, 2017, as security deposits for the lease of the Company’s manufacturing space and current corporate headquarters.  The Company has classified these certificates of deposit as long-term restricted cash on its balance sheet.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, unvested restricted common shares and common stock warrants, as determined using the treasury stock method.  For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Issued and Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

The Company adopted the New Revenue Standard on January 1, 2018 using the modified retrospective method.  The adoption of the New Revenue Standard did not have a material impact on its financial statements and footnote disclosures. Under the New Revenue Standard, the Company recognizes revenue when the customer obtains control of the good in an amount that reflects the consideration which the Company expects to receive in exchange for those goods.  The Company only applies the New Revenue Standard to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods transferred to the customer.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 is intended to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications.  The Company adopted ASU 2016-15 effective January 1, 2018 and its adoption did not have a material impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash” (“ASU 2016-18”).  ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total amounts shown on the statement of cash flows.  The Company adopted ASU 2016-18 effective January 1, 2018 and has reflected the adoption retrospectively to all periods presented. The Company’s statements of cash flows includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	March 31,	March 31,	December 31,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$62,911	$54,682	$41,538	$32,936
Restricted cash	1,614	1,728	1,614	1,728
Total cash, cash equivalents and restricted cash as shown on the statement of cash flow	$64,525	$56,410	$43,152	$34,664

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The new standard is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in the ASU prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 effective January 1, 2018 and its adoption did not have a material impact on the Company’s financial statements. The adoption of ASU 2017-09 will have an impact on the accounting for the modification of stock-based awards, if any, to the extent stock-based awards are modified.

Recently Issued Accounting Pronouncements

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$61,424	$—	$61,424
Total	$—	$61,424	$—	$61,424

	Fair Value Measurements as of
	December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$40,386	$—	$40,386
Total	$—	$40,386	$—	$40,386

During the three months ended March 31, 2018 there were no transfers between Level 1, Level 2 and Level 3.

4. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three month period ended March 31, 2018 or 2017.  The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2018 and December 31, 2017, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

As provided for in SEC Staff Accounting Bulletin No. 118, which addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cut and Jobs Act, or TCJA, the Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects, the Company has recorded provisional amounts during the year ended December 31, 2017. The ultimate impact to the Company’s financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2018 or December 31, 2017.  As of March 31, 2018 and December 31, 2017, the Company had no accrued interest or tax penalties recorded related to income taxes.  The Company’s income tax return reporting periods since December 31, 2014 are open to income tax audit examination by the federal and state tax authorities.  In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

5. Collaboration and Feasibility Agreements

In October 2016, the Company entered into a Collaboration, Option and License Agreement (the “Collaboration Agreement”) with Regeneron Pharmaceuticals, Inc.  (“Regeneron”) for the development and potential commercialization of products containing the Company’s extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.  The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including tyrosine kinase inhibitors, or TKIs, or deliver large molecule drugs other than those that target VEGF proteins.

Under the terms of the Collaboration Agreement, the Company and Regeneron have agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept, currently marketed under the tradename Eylea, that is suitable for advancement into clinical development.  The Company has granted Regeneron an option (the “Option”) to enter into an exclusive, worldwide license to develop and commercialize products containing the Company’s hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds (“Licensed Products”).  Under the term of the Collaboration Agreement, Regeneron is responsible for funding an initial preclinical tolerability study, which it initiated in early 2018.

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

6. Notes Payable

The Company has outstanding borrowings under a credit and security agreement entered into in 2014 and as most recently amended in March 2017 (the “Amended Credit Facility”) totaling $18,000, which is collateralized by substantially all of the Company’s personal property, other than its intellectual property.  The $18,000 of borrowings were drawn at the closing of the March 2017 amendment, which was used primarily to pay-off outstanding balances on the facility as of the amendment date of $14,300, resulting in net proceeds to the Company of $3,700.

The Company was obligated to make interest-only payments under the Amended Credit Facility until February 1, 2018, at which time the Company became obligated to make monthly principal and interest payments through December 1, 2020.  Amounts borrowed under the Amended Credit Facility are at LIBOR base rate, subject to 1.00% floor, plus 7.25% with an indicative interest rate of 8.25% as of the amendment date.  In addition, a final payment equal to 3.5% of amounts drawn under the Amended Credit Facility is due upon the maturity date of December 1, 2020, which the Company has accrued for using the effective interest rate method.

There are no financial covenants associated with the Amended Credit Facility; however, there are certain negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions.  The obligations under the Amended Credit Facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.

The Company accounted for the amendment of the Amended Credit Facility in March 2017 as a modification in accordance with the guidance in ASC 470-50, Debt.  Amounts paid to the lenders were recorded as debt discount and a new effective interest rate was established.  The effective annual interest rate of the outstanding debt under the Amended Credit Facility is 10.5%.

As of March 31, 2018, the annual repayment requirements for the Amended Credit Facility, inclusive of the final payment of $630 due at expiration, were as follows:

		Interest and
		Final
Year Ending December 31,	Principal	Payment	Total
2018	$4,630	$940	$5,570
2019	6,171	796	6,967
2020	6,171	911	7,082
	$16,972	$2,647	$19,619

7. Common Stock

In January 2018, the Company completed a follow-on offering of its common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by the Company, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. The Company received net proceeds from the follow-on offering of $34,704 after deducting underwriting discounts, commissions and expenses.

In January 2017, the Company completed a follow-on offering of its common stock at a public offering price of $7.00 per share.  The offering consisted of 3,571,429 shares of common stock sold by the Company.  The Company received net proceeds from the follow-on offering of $23,261 after deducting underwriting discounts, commissions and expenses.

In November 2016, the Company entered into an at-the-market sales agreement (the “2016 ATM Agreement”) with Cantor Fitzgerald & Co., under which the Company may offer and sell its common stock having aggregate proceeds of up to $40,000 from time to time.  In January 2017, the Company sold 161,341 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $1,395 after underwriting discounts and commissions.  In March 2017, the Company sold 177,068 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $1,561 after underwriting discounts, commissions and expenses. During the three months ended March 31, 2018, the Company did not issue any shares of Common Stock under our 2016 ATM Agreement.  Through April 30, 2018, the Company has sold an aggregate of 890,568 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $6.6 million after underwriting discounts, commission and other offering expenses.  The Company has $32.8 million that remains available under the 2016 ATM Agreement.

8.  Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss attributable to common stockholders	$(13,765)	$(16,023)
Denominator:
Weighted average common shares outstanding, basic and diluted	34,792,848	27,643,746
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.58)

The Company excluded the following common stock equivalents, outstanding as of March 31, 2018 and 2017, from the computation of diluted net loss per share for the three months ended March 31, 2018 and 2017 because they had an anti-dilutive impact due to the net loss incurred for the periods.

	As of March 31,
	2018	2017
Options to purchase common stock	5,062,284	4,207,234
Warrants for the purchase of common stock	18,939	18,939
	5,081,223	4,226,173

9. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards.  The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2018, the number of shares available for issuance under the 2014 Plan was increased by 1,186,328.  As of March 31, 2018,  1,785,199 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”).  The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2018, the number of shares available for issuance under the 2014 Plan was increased by 148,291.  During the three months ended March 31, 2018,  no shares of common stock were issued.  As of March 31, 2018,  482,965 shares remained available for issuance under the ESPP.

Inducement Stock Option Awards

On June 20, 2017, the Company issued to Antony Mattessich, who became a director of the Company on June 20, 2017 and the Company’s President and Chief Executive Officer on July 26, 2017, a non-statutory stock option to purchase an aggregate of 590,000 shares of the Company’s common stock at an exercise price of $10.94 per share. Subject to Mr. Mattessich’s continued service to the Company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the one-year anniversary of the grant date and the remaining 75% of the shares underlying the award vesting monthly thereafter.  The stock option was issued outside of the Company’s 2014 Plan as an inducement material to Mr. Mattessich’s acceptance of entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended
	March 31,
	2018	2017
Research and development	$608	$532
Selling and marketing	111	206
General and administrative	1,112	967
	$1,831	$1,705

As of March 31, 2018, the Company had an aggregate of $15,406 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.0 years.

As of March 31, 2018, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 19,584 shares of common stock.

10. Commitments and Contingencies

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) to use and develop certain patent rights (the “Incept License”).  Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions.  The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license.  Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company.  The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License.  Through March 31, 2018, royalties paid under this agreement related to product sales were $169 and have been charged to cost of product revenue.

Collaboration Agreement

In October 2016, the Company entered into a Collaboration Agreement with Regeneron (Note 5).  If the Option to enter into an exclusive worldwide license is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan.  The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances, the timing of such payments is not known.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates.  If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.  Through March 31, 2018, the Option has not been exercised and no payments have been made to Regeneron.

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

On July 12, 2017, a second putative class action lawsuit was filed against the Company and certain of the Company’s current and former executive officers in the United States District Court for the District of New Jersey, captioned Dylan Caraker v. Ocular Therapeutix, Inc., et al., Case No. 2:17-cv-05095. The complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between May 5, 2017 and July 6, 2017. The complaint includes allegations similar to those made in the Gallagher complaint, and seeks similar relief.

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

On October 27, 2017, a magistrate judge for the United States District Court for the District of New Jersey granted the defendants’ motion to transfer the above-referenced Gallagher, Caraker, and Kim litigations to the United States District Court for the District of Massachusetts.  These matters were assigned the following docket numbers in the District of Massachusetts: 1:17-cv-12288 (Gallagher), 1:17-cv-12146 (Caraker), and 1:17-cv-12286 (Kim).

On March 9, 2018, the court granted plaintiffs’ motion to consolidate the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased the Company’s common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  Defendants’ response to the consolidated amended complaint is due on July 6, 2018.

The Company denies any allegations of wrongdoing and intends to vigorously defend against these lawsuits.

Shareholder Derivative Litigation

On July 11, 2017, a purported shareholder derivative lawsuit was filed against certain of the Company’s current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Robert Corwin v. Sawhney et al., Case No. 1:17-cv-11270.  The complaint generally alleged that the individual defendants breached fiduciary duties owed to the Company by making allegedly false and/or misleading statements concerning the Form 483 related to DEXTENZA and our manufacturing operations for DEXTENZA.  The complaint purported to assert claims against the individual defendants for breach of fiduciary duty, and sought to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct.  The complaint also sought contribution on behalf of the Company from all individual defendants for their alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint sought declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.  On September 20, 2017, counsel for the plaintiff filed a notice of voluntary dismissal, stating that the plaintiff wished to coordinate his efforts and proceed in a consolidated fashion with the plaintiff in a similar derivative suit that was pending in the Superior Court of Suffolk County of the Commonwealth of Massachusetts captioned Angel Madera v. Sawhney et al., Case. No. 17-2273 (which is discussed in the paragraph immediately below) by filing an action in that court subsequent to the dismissal of this lawsuit.  The Corwin lawsuit was dismissed without prejudice on September 21, 2017.  On October 24, 2017, the plaintiff filed a new derivative complaint in Massachusetts Superior Court (Suffolk County), captioned Robert Corwin v. Sawhney et al., Case No. 17-3425 (BLS2).  The new Corwin complaint includes allegations similar to those made in the federal court complaint and asserts a derivative claim for breach of fiduciary duty against certain of our current and former officers and directors. The complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP.  The complaint also names the Company as a nominal defendant.

On July 19, 2017, a second purported shareholder derivative lawsuit was filed against certain of the Company’s current and former executive officers, all current board members, one former board member, and the Company as a nominal defendant, in the Superior Court of Suffolk County of the Commonwealth of Massachusetts, captioned Angel Madera v. Sawhney et al., Case. No. 17-2273.  The complaint included allegations similar to those made in the Corwin complaint.  The complaint purported to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and sought to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint sought declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On November 6, 2017, the court dismissed this action without prejudice due to plaintiff’s failure to complete service of process within the time permitted under applicable court rules.  On December 21, 2017, the same plaintiff filed a new derivative complaint in the same court, captioned Angel Madera v. Sawhney et al., Case. No. 17-4126 (BLS2).  The new Madera complaint is premised on substantially similar allegations as the previous complaint and purports to assert derivative claims against certain current and former executive officers and board members for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and names the Company as a nominal defendant.  Like the new Corwin complaint, the new Madera complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP.

By order dated January 29, 2018, the court consolidated the state court Corwin and Madera complaints under the Corwin docket and appointed lead counsel for plaintiffs. On February 28, 2018, plaintiffs filed a consolidated amended complaint.  The consolidated complaint names substantially the same defendants and is premised on substantially similar allegations as the previous Corwin and Madera complaints, asserting claims for breach of fiduciary duty against the individual defendants and unjust enrichment against the two SV entity defendants.  On April 17, 2018, all defendants served a motion to dismiss the consolidated amended complaint.  Pursuant to the briefing schedule the court set, plaintiffs will serve their opposition brief by June 1, 2018, and defendants will serve their reply within 21 days thereafter.

On January 31, 2018, a third purported shareholder derivative suit was filed against certain of the Company’s current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Brian Robinson v. Sawhney et al., Case. No. 1:18-cv-10199.  The complaint includes allegations similar to those made in the Corwin and Madera complaints.  The complaint does not name either SV Life Sciences Fund, IV, LP or SV Life Sciences Fund IV Strategic Partners, LP as defendants, and adds two former officers as defendants.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.  On April 30, 2018, the Company filed a motion to dismiss or stay the complaint.  Pursuant to the briefing schedule the court set, plaintiffs will serve their opposition brief by June 11, 2018, and defendants will serve their reply within 20 days thereafter.

On February 16, 2018, a fourth purported shareholder derivative suit was filed against certain of the Company’s current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Delaware, captioned Terry Kelly v. Sawhney et al., Case. No. 1:18-cv-00277.  The complaint includes allegations similar to those made in the Corwin and Madera complaints.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint also asserts an unjust enrichment claim against SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP.  The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.

The Company denies any allegations of wrongdoing and intend to vigorously defend against these lawsuits.

In addition, the Company has received a subpoena from the SEC, dated December 15, 2017, requesting documents and information concerning DEXTENZA™ (dexamethasone insert) 0.4mg, including related communications with the FDA, investors and others.  The Company intends to fully cooperate with the SEC regarding this non-public, fact-finding inquiry.  The SEC has informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

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

11. Related Party Transactions

The Company has a license agreement with Incept to use and develop certain patent rights that it entered into in 2007 (see Note 10).  Incept and certain owners of Incept are shareholders of the Company.  In addition, certain employees of the Company are shareholders of Incept.  The Company’s Executive Chairman of the Board of Directors and former President and Chief Executive Officer (“CEO”) is a general partner of Incept.

In March 2016, the Company entered into a Master Services Agreement with Axtria, Inc.  (“Axtria”).  In March 2016, the Company entered into a statement of work totaling approximately $104 under which Axtria would provide certain sales and marketing analytics to the Company.  In February 2017, the Company entered into a separate statement of work totaling approximately $1,400 under which Axtria would provide data warehouse implementation, operations and maintenance support services to the Company.  Jaswinder Chadha, co-founder and CEO of Axtria, is also a member of the Company’s Board of Directors and a cousin to the Company’s Executive Chairman of the Board of Directors and former President and CEO.  In the three months ended March 31, 2017, payments paid to Axtria were $388 under the 2017 statement of work.  In the three months ended March 31, 2017, the Company has expensed to sales and marketing $577 under the 2017 statement of work for sales and marketing analytics.  On July 20, 2017, the Company terminated the 2017 and 2016 statements of work with Axtria. As of March 31, 2018 and December 31, 2017, there were no amounts due in accounts payable to Axtria.

Since 2014, the Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide legal services to the Company, including with respect to general corporate, finance, securities law, regulatory and licensing matters.  The Company’s former Chief Medical Officer, Jonathan H. Talamo, M.D., who served as Chief Medical Officer from July 2016 until his resignation in June 2017, is married to a partner at WilmerHale, who has not participated in providing legal services to the Company.  The Company incurred fees for legal services rendered by WilmerHale of $1,578 and $285 for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018 and December 31, 2017, there was $1,008 and $194, respectively, recorded in accounts payable for WilmerHale. As of March 31, 2018 and December 31, 2017, there was $547 and $80, respectively, recorded in accrued expenses for WilmerHale.

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters.  The Company’s Senior Vice President, Technical Operations,  Kevin Hanley,  who joined the Company in January 2018, is married to a partner at McCarter, who has not participated in providing legal services to the Company.  The Company incurred fees for legal services rendered by McCarter of $93 for the three months ended March 31, 2018.  As of March 31, 2018, there was $38, recorded in accrued expenses for McCarter.

12. Restructuring and Other Costs

On July 31, 2017, the Board of Directors approved a strategic restructuring to eliminate a portion of the Company’s workforce as part of an initiative to enhance operations and reduce expenses.  As part of this strategic restructuring, the Company eliminated 30 positions across the organization.  During the third quarter of 2017, the Company recorded $1,703 of restructuring-related costs in operating expenses in research and development and selling and marking, including employee severance, benefits and related costs.

On July 31, 2017, the Company entered into a transition, separation and release of claims agreement (the “Ankerud Transition Agreement”), pursuant to which Eric Ankerud resigned from his role as Executive Vice President, Regulatory, Quality and Compliance of the Company, effective immediately.  Mr. Ankerud continued to serve as an at-will employee of the Company in the capacity of Senior Advisor until October 31, 2017.  He currently serves as a  consultant to the Company.  Under the Ankerud Transition Agreement, Mr. Ankerud is entitled to separation benefits until October 31, 2018,  in the form of continuation of his base salary in the same amount in effect as of October 31, 2018; the payment of monthly premiums for healthcare and/or dental coverage; and provided he continues to provide services to the Company as a consultant, the continued vesting of his outstanding stock options awards in accordance with the applicable equity plans and stock option agreements.  During the third quarter of 2017, the Company recorded $386 of severance expense which are included in operating expenses in research and development.

On October 13, 2017, the Company entered into a transition, separation and release of claims agreement (the “Fortune Transition Agreement”) with James Fortune, pursuant to which Mr. Fortune resigned from his role as Chief Operating Officer and any and all other positions he holds as an officer or employee of the Company, effective December 31, 2017 (the “Separation Date”).  Pursuant to the Fortune Transition Agreement, effective as of October 13, 2017, the Employment Agreement, by and between the Company and Mr. Fortune, dated June 19, 2014, was terminated.  Under the Fortune Transition Agreement, Mr. Fortune will be entitled to separation benefits in the form of (i) the continuation of his base salary for twelve months after the Separation Date in the same amount in effect as of the October 13, 2017 and (ii) the payment of monthly premiums for healthcare and/or dental coverage at the same rate that is in effect on the Separation Date until the earlier of twelve months from the Separation Date or the date Mr. Fortune becomes eligible to receive such benefits under another employer’s benefit plan.  For the calendar year 2017, Mr. Fortune was eligible to receive a bonus payment in such amount, if any, as he would have received had he remained employed with the Company through the date of such bonus payments.  On January 31, 2018, the Company’s Compensation Committee determined to grant Mr. Fortune a bonus of $62 for his performance in 2017 and this amount was included in accrued expenses as of December 31, 2017.  During the fourth quarter of 2017, the Company recorded $417 of severance expense which was included in operating expenses in general and administration.

The following table summarizes the restructuring and other costs reserve for the period indicated, which is included in accrued expenses in the accompany balance sheets for the period indicated:

Three Months Ended
March 31, 2018
Restructuring and other costs at December 31, 2017	$960
Amounts paid during the period	(301)

Restructuring and other costs at March 31, 2018	$659

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2018.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties.  As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary, bioresorbable hydrogel platform technology.  We use this technology to tailor duration and amount of delivery of a range of therapeutic agents of varying duration in our product candidates.

We currently incorporate U.S. Food and Drug Administration, or FDA, approved therapeutic agents, including small molecules and proteins, into our hydrogel technology with the goal of providing extended delivery of drug to the eye.  We believe that our extended delivery technology allows us to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intracanalicular inserts, intracameral implants and intravitreal implants. We have product candidates in clinical and preclinical development applying this technology to treat post-surgical ocular pain and inflammation, allergic conjunctivitis, dry eye disease, glaucoma and ocular hypertension, and wet age-related macular degeneration, or wet AMD, among other conditions.

Our lead product candidates are DEXTENZA™ (dexamethasone insert), for the treatment of post-surgical ocular pain and inflammation, allergic conjunctivitis and dry eye disease, and OTX-TP (travoprost insert), for the reduction of intraocular pressure, or IOP, in patients with glaucoma and ocular hypertension. Both product candidates are extended-delivery, drug-eluting, preservative-free intracanalicular inserts that are placed into the canaliculus through a natural opening called the punctum located in the inner portion of the eyelid near the nose.  We also have a preclinical product development candidate that is injected into the intracameral space for the reduction of IOP in patients with glaucoma and ocular hypertension where greater IOP reduction is needed.

Our early stage assets include two development programs that are beginning human clinical trials: OTX-TIC, an intracameral travoprost implant for the reduction of IOP in patients with glaucoma and ocular hypertension; and OTX-TKI, a tyrosine kinase inhibitor intravitreal injection by fine gauge needle, delivering a hydrogel, anti-angiogenic formulation for the treatment of wet AMD. Finally, we continue our collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel in combination with Regeneron’s VEGF inhibitor, aflibercept, currently marketed under the brand name Eylea.

In addition to our ongoing drug product development, we currently market our sole commercial product ReSure Sealant, a hydrogel ophthalmic wound sealant approved by the FDA to seal corneal incisions following cataract surgery.  ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

DEXTENZA™ (dexamethasone insert)

Our most advanced product candidate, DEXTENZA, incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert.  In September 2015, we submitted to the FDA a New Drug Application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain.  In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing new inspectional observations focused on manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a second CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, which states that the FDA has determined that it cannot approve the NDA in its present form.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the May 2017 pre-NDA approval inspection. We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified.  In May 2017 we submitted our initial response to the Form 483 and in November 2017 we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.

Subject to satisfactorily addressing the FDA inspectional observations and demonstrating consistency in our commercial stage manufacturing process, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the second quarter of 2018. Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA with input from the Office of Process and Facilities within its Center for Drug Evaluation and Research, or CDER, as part of the NDA review process, and are necessary prior to NDA approval.

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

OTX-TP (intracanalicular travoprost insert)

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog, or PGA, that reduces elevated IOP as its active pharmaceutical ingredient, into a hydrogel, drug-eluting intracanalicular insert.  This preservative-free insert is designed to elute drug for up to 90 days.  OTX-TP is being developed as a treatment to lower IOP in patients with primary open angle glaucoma and ocular hypertension.  We reported topline results from a Phase 2b clinical trial for this indication in October 2015.  We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two Phase 3 clinical trials of OTX-TP in September 2016. We expect our first Phase 3 trial to enroll approximately 550 patients at 50 sites in the United States. Based on discussions with the FDA, the first Phase 3 clinical trial design includes an OTX-TP treatment arm and a placebo-controlled comparator arm that uses a non-drug eluting hydrogel-based intracanalicular insert. There is not a requirement for either a timolol comparator or a validation arm. No eye drops, placebo or active, are administered in either the OTX-TP treatment arm or the placebo-controlled arm. The primary efficacy endpoint is superiority in the reduction of IOP from baseline in the OTX-TP treatment arm compared to the placebo arm at three diurnal time points at each of three measurement dates, 2, 6 and 12 weeks. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of IOP, compared to the placebo and a clinically meaningful reduction of IOP prior to granting marketing approval.  While enrollment in this first Phase 3 clinical trial has continued steadily, it has been slightly slower than projected.  To address this issue, we are working closely with clinical sites to identify appropriate patients, and have added additional clinical sites to help complete enrollment.  We expect topline efficacy data from the first Phase 3 clinical trial in the first half of 2019.  We do not intend to initiate the second Phase 3 clinical trial until we receive data from the first Phase 3 clinical trial and may determine to discuss the results of this first Phase 3 clinical trial with the FDA prior to initiating a second Phase 3 clinical trial.  Given the anticipated use of OTX-TP as a chronic therapy, we intend to generate six-month (300 patients) and one year (100 patients) safety data during the first Phase 3 clinical trial to support our product registration.  In order to meet these targets, we expect to begin enrollment in an open-label one-year safety extension study in the second quarter of 2018 to support our product registration.

OTX-TIC (intracameral travoprost implant)

OTX-TIC is our product candidate for glaucoma patients in need of a more significant reduction in IOP and ocular hypertension. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP lowering in humans.  We initiated a Phase 1 clinical trial outside the United States in third quarter of 2017 to assess safety and obtain initial efficacy data, but we have not enrolled any patients in this trial as of April 30, 2018. The trial is a prospective, single-center study designed to evaluate the safety, efficacy, durability and tolerability of OTX-TIC compared to topical travoprost (eye drops) in up to 20 patients with open-angle glaucoma or ocular hypertension.  Our U.S. investigational new drug application, or IND, became effective in the first quarter of 2018 and we have initiated a second Phase 1 trial in the United States in the second quarter of 2018.  This trial is a multi-center, open-label, proof-of-concept clinical trial designed to evaluate the safety, durability, tolerability, and efficacy in patients with primary open-angle glaucoma or ocular hypertension.  We dosed the first patient in this trial in May 2018 and expect a full data set in the first half of 2019.

Back-of-the-Eye Programs

We are engaged in the development of formulations of our hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye.  Our initial development efforts are focused on the use of our extended-delivery hydrogel in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs or small molecule drugs, such as TKIs, for the treatment of retinal diseases such as wet AMD, retinal vein occlusion and diabetic macular edema.  Our initial goal for these programs is to provide extended delivery over a four to six month period thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other retinal diseases and providing a more consistent uniform release of drug over the treatment period.

OTX-TKI (intravitreal tyrosine kinase inhibitor implant)

OTX-TKI is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of OTX-TKI.  In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. We plan to initiate a Phase 1 clinical trial outside the United States in the second quarter of 2018.  This clinical trial will be a multi-center, open-label, dose escalation study to test the safety, durability and tolerability of OTX-TKI.  We also plan to evaluate biological activity by following visual acuity over time and measuring retinal thickness using standard optical coherence tomography, or OCT.

OTX-IVT (intravitreal afibercept implant) in Collaboration with Regeneron

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products using our hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea. Under the terms of the agreement, we granted Regeneron an option, or the Option, to enter into an exclusive, worldwide license under our intellectual property to develop and commercialize products using our hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds, or Licensed Products. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, for any target including VEGF, or any products that deliver large molecule drugs other than those that target VEGF proteins. Under the terms of the Collaboration Agreement, we and Regeneron have agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept that is suitable for advancement into clinical development.   We refer to the formulation we are developing with Regeneron as OTX-IVT.

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

Financial Position

We have generated limited revenue to date.  All of our extended-delivery drug delivery products are in various phases of clinical and preclinical development.  We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability.  Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP.  Since inception, we have incurred significant operating losses.  Our net loss was $13.8 million and $16.0 million for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, we had an accumulated deficit of $251.0  million.

Our total cost and operating expenses were $13.8 million for the three months ended March 31, 2018, including $2.4 million in non-cash stock-based compensation expense and depreciation expense.  Our operating expenses have grown as we continue to pursue the clinical development of our most advanced product candidates, DEXTENZA and OTX-TP; continue the research and development of our other product candidates; continue the internal development of our intravitreal hydrogel formulation for the sustained delivery of protein-based or small molecule anti-angiogenic drugs, such as anti-VEGF drugs and TKIs for the treatment of wet AMD and other back-of-the-eye diseases; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results.  In August 2017, we updated our DEXTENZA commercial plans in light of the delayed regulatory process of DEXTENZA and realized savings in operating expenses, including reduced personnel costs, as a result of streamlining headcount, as part of an initiative to reduce expenses.  As a result, we also expect to incur lower sales and marketing expenses for our product candidates until we obtain marketing approval of DEXTENZA or any of our other product candidates.  In addition, we will continue to incur additional costs associated with operating as a public company.

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

In November 2016, we entered into an At-the-Market Sales Agreement, or the 2016 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time. During the three months ended March 31, 2018, we did not engage in any transactions under our 2016 ATM Agreement.  Through April 30, 2018, we have sold an aggregate of 890,568 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $6.6 million after underwriting discounts, commission and other offering expenses.  In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share.  The offering consisted of 3,571,429 shares of common stock sold by us.  We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts and offering expenses.  In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $34.7 million after deducting underwriting discounts and offering expenses.

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of March 31, 2018, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the first quarter of 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort.  See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through March 31, 2018, we have generated limited amounts of revenue from the sales of our products.  Our ReSure Sealant product received premarket approval, or PMA, from the FDA in 2014.  We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2018. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended
	March 31,
	2018	2017

ReSure Sealant	$15	$20
DEXTENZA for post-surgical ocular pain and inflammation	106	355
DEXTENZA for allergic conjunctivitis	14	146
DEXTENZA for dry eye disease	—	6
OTX-TP for glaucoma and ocular hypertension	1,309	1,027
Unallocated expenses	6,783	5,175
Total research and development expenses	$8,227	$6,729

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, information technology and administrative functions.  General and administrative expenses also include facility-related costs and professional fees for legal, patent, consulting and accounting and audit services.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs.  During the three months ended March 31, 2018 and 2017, we incurred selling and marketing expenses in connection with ReSure Sealant, which we began commercializing in 2014, and marketing expenses in preparation for a potential commercial launch of our product candidates.

In August 2017, we reorganized our DEXTENZA commercial plans and expect to realize savings in operating expenses, including personnel costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.  As a result, we expect our selling and marketing expenses to decrease until we obtain marketing approval of our product candidates.

Other Income (Expense)

Interest Income.  In 2018, interest income consists primarily of interest income earned on cash and cash equivalents and to a lesser extent, marketable securities in 2017.  In the three months ended March 31, 2018 and 2017, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

Interest Expense.  Interest expense is incurred on our debt.  In March 2017, we amended our credit facility to increase the aggregate principal amount to $18.0 million and extend the maturity date to December 1, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses and stock-based compensation.  We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  During the three months ended March 31, 2018, there were no material changes to our critical accounting policies.  Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2018 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	revenue recognition

•	accrued research and development expenses; and

•	stock-based compensation

Accordingly, we believe the policies set forth in our Annual Report on Form 10-K filed with the SEC on March 8, 2018 are critical to fully understanding and evaluating our financial condition and results of operations.  If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue:
Product revenue	$340	$475	$(135)
Total revenue	340	475	(135)
Costs and operating expenses:
Cost of product revenue	80	115	(35)
Research and development	8,227	6,729	1,498
Selling and marketing	717	6,027	(5,310)
General and administrative	4,771	3,276	1,495
Total costs and operating expenses	13,795	16,147	(2,352)
Loss from operations	(13,455)	(15,672)	2,217
Other income (expense):
Interest income	176	92	84
Interest expense	(486)	(443)	(43)
Total other expense, net	(310)	(351)	41
Net loss	$(13,765)	$(16,023)	$2,258

Revenue

We generated $0.3 million and $0.5 million of revenue during the three months ended March 31, 2018 and 2017, respectively, from sales of our ReSure Sealant product.  The decrease in revenue is related to a fewer number of units shipped in 2018 as compared to 2017.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$15	$20	$(5)
DEXTENZA for post-surgical ocular pain and inflammation	106	355	(249)
DEXTENZA for allergic conjunctivitis	14	146	(132)
DEXTENZA for dry eye disease	—	6	(6)
OTX-TP for glaucoma and ocular hypertension	1,309	1,027	282
Unallocated expenses:
Personnel costs	4,014	3,500	514
All other costs	2,769	1,675	1,094
Total research and development expenses.	$8,227	$6,729	$1,498

Research and development expenses were $8.2 million for the three months ended March 31, 2018, compared to $6.7 million for the three months ended March  31,  2017.  Research and development costs increased by $1.5 million primarily due to an increase of $0.5 million in unallocated personnel costs and  $1.1 million in unallocated all other costs, which was partially offset by a net decrease of $0.1 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of dry eye disease and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension.

For the three months ended March 31, 2018, we incurred $1.4 million in direct research and development expenses for our intracanalicular insert product candidates, including $0.1 million for our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation which was in Phase 3 clinical trials, and $1.3 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in a Phase 3 clinical trial.  In comparison, for the three months ended March 31, 2017, we incurred $1.5 million in direct research and development expenses for our intracanalicular insert drug delivery product candidates for the front of the eye, including $0.4 million for our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation which was in Phase 3 clinical trials, $0.1 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, and $1.0 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in a Phase 3 clinical trial. Unallocated research and development expense increased $1.6 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due to an increase in personnel costs of $0.5 million due to additional hiring primarily in our clinical, regulatory and quality departments and an increase in stock-based compensation expense; $0.3 million in facility related costs and $0.3 million in depreciation expense.

Selling and Marketing Expenses

	Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$384	$1,463	$(1,079)
Professional fees	196	3,805	(3,609)
Facility related and other	137	759	(622)
Total selling and marketing expenses	$717	$6,027	$(5,310)

Selling and marketing expenses were $0.7 million for the three months ended March 31, 2018, compared to $6.0 million for the three months ended March 31,  2017.  The decrease of $5.3 million was primarily due to a decrease of $1.1 million reduction in personnel costs, $3.6 million in professional fees including consulting, trade shows and conferences and $0.6 million in facility related and other costs.  In August 2017, we reorganized our DEXTENZA commercial plans streamlining headcount, as part of an initiative to enhance operations and reduce expenses in pre-commercialization activities.

General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$2,061	$1,722	$339
Professional fees	2,317	1,200	1,117
Facility related and other	393	354	39
Total general and administrative expenses	$4,771	$3,276	$1,495

General and administrative expenses were $4.8 million for the three months ended March 31, 2018, compared to $3.3 million for the three months ended March 31, 2017.  The increase of $1.5 million was primarily due to an increase of $0.3 million in personnel costs relating to additional hiring and stock-based compensation expense and an increase of $1.1 million in professional,  insurance and consultant fees.  Professional fees increased due to an increase in legal fees of $1.2 million related to the defense of the legal proceedings offset by a decrease in other professional services of $0.1 million.

Other Income (Expense), Net

Other expense, net was $0.3 million for the three months ended March 31, 2018, compared to $0.4 million for the three months ended March 31,  2017 as interest expense and interest income remained consistent.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses.  As of March 31, 2018, we had an accumulated deficit of $251.0 million.  We have generated limited revenue to date.  In 2014, we began recognizing revenue from sales of ReSure Sealant.  All of our sustained drug delivery products are in various phases of clinical and preclinical development.  We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability.  Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP.

Through March 31, 2018, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities.  In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share.  The offering consisted of 3,571,429 shares of common stock sold by us.  We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts and offering expenses.  In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $34.7 million after deducting underwriting discounts and offering expenses.

In November 2016, we entered into the 2016 ATM Agreement with Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  Through April 30, 2018, we have sold 890,568 shares of common stock under the 2016 ATM Agreement, resulting in net proceeds of approximately $6.6 million after underwriting discounts, commission and other offering expenses.

In March 2017, we amended our credit facility to increase the total indebtedness to $18.0 million.  We have borrowings outstanding in the amount of $17.0 million, for which periodic principal and interest payments are due through 2020.  See “—Contractual Obligations and Commitments” for additional information.

We may receive $10.0 million under its collaboration arrangement with Regeneron in the event Regeneron exercises its option to enter into an exclusive, worldwide license to develop and commercialize products containing our extended-delivery hydrogel formulation with us in combination with Regeneron’s large molecule VEGF-targeting compounds.

As of March 31, 2018, we had cash and cash equivalents of $62.9 million and outstanding debt of $17.0 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents as of March 31, 2018, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the first quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort.  These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2018	2017

Cash used in operating activities	$(12,473)	$(14,577)
Cash provided by investing activities	(381)	7,846
Cash provided by (used in) financing activities	34,227	28,477
Net increase in cash and cash equivalents	$21,373	$21,746

Operating activities.  Net cash used in operating activities was $12.5 million for the three months ended March 31, 2018, primarily resulting from our net loss of $13.8 million partially offset by non-cash charges of $2.5 million.  Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses.  Our net non-cash charges during the three months ended March 31, 2018 consisted primarily of $2.4 million of stock-based compensation expense and depreciation expense.  Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2018 consisted primarily of a decrease in accounts payable and accrued expenses of $1.4 million and a decrease in prepaid expenses and other current assets of $0.2 million.  The changes in prepaid expenses and other current assets, accounts payable and accrued expenses were due to increased product development activities and the timing of vendor invoicing and payments.

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

Investing activities.  Net cash used in investing activities for the three months ended March 31, 2018 totaled $0.4 million and net cash provided by investing activities for the three months ended March 31, 2017 totaled $7.8 million.  For the three months ended March 31, 2018, net cash used in investing activities is due the purchases of property and equipment, primarily laboratory equipment was $0.4 million.  For the three months ended March 31, 2017, net cash provided is primarily due to the sale of marketable securities of $12.5 million offset by the purchase of marketable securities of $3.0 million.  For the three months ended March 31, 2017, the purchases of property and equipment, primarily laboratory equipment was $1.7 million.

Financing activities.  Net cash provided by financing activities for the three months ended March 31, 2018 was $34.2 million and for the three months ended March 31, 2017 was $28.5 million.  Net cash provided by financing activities for the three months ended March 31, 2018 consisted primarily of proceeds from our follow-on offering in January 2018 of $35.0 million, net of underwriting discounts and other offering expenses and excluding $0.3 of offering expenses which remain in accrued expenses and accounts payable as of the balance sheet date, $0.3 million from the exercise of common stock options offset by $1.0 million for principal payments under our amended credit facility.  Net cash provided by financing activities for the three months ended March 31, 2017 consisted primarily of proceeds from our follow-on offering in January 2017 and the 2016 ATM Agreement of $26.3 million, net of underwriting discounts and other offering expenses and $2.4 million (net) in borrowings under our amended credit facility offset by $0.2 million for insurance costs financed by a third party.

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

•

conduct joint research and development under our strategic collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF targeting compounds to treat retinal diseases;

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

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the first quarter of 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort.

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

•

the progress and status of our collaboration with Regeneron, including any development costs for which we reimburse Regeneron, the potential exercise by Regeneron of its option for a license for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds, and our potential receipt of future milestone payments from Regeneron;

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the outcome of certain legal actions and proceedings, including the current lawsuits described under “Part II, Item 1 — Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

As discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Since we currently anticipate that our existing capital resources will enable us to meet our planned operational expenses, debt service obligations, and capital expenditures, based on our current operating plans, through the first quarter of calendar year 2019, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year of the issuance date of these unaudited condensed consolidated financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts.

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

Contractual Obligations and Commitments

At March 31, 2018, there have been no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of March 31, 2018, we had cash and cash equivalents of $62.9 million, which consisted of money market funds.  We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S.  interest rates, particularly because our investments are in short-term securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 12, 2017, a second putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, captioned Dylan Caraker v. Ocular Therapeutix, Inc., et al., Case No. 2:17-cv-05095. The complaint purports to be brought on behalf of shareholders who purchased our common stock between May 5, 2017 and July 6, 2017. The complaint includes allegations similar to those made in the Gallagher complaint, and seeks similar relief.

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

On October 27, 2017, a magistrate judge for the United States District Court for the District of New Jersey granted the defendants’ motion to transfer the above-referenced Gallagher, Caraker, and Kim litigations to the United States District Court for the District of Massachusetts.  These matters were assigned the following docket numbers in the District of Massachusetts: 1:17-cv-12288 (Gallagher), 1:17-cv-12146 (Caraker), and 1:17-cv-12286 (Kim).

On March 9, 2018, the court granted plaintiffs’ motion to consolidate the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased our common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  Defendants’ response to the consolidated amended complaint is due on July 6, 2018.

We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits.

Shareholder Derivative Litigation

On July 11, 2017, a purported shareholder derivative lawsuit was filed against certain of our current and former executive officers, certain current and former board members, and us as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Robert Corwin v. Sawhney et al., Case No. 1:17-cv-11270.  The complaint generally alleged that the individual defendants breached fiduciary duties owed to us by making allegedly false and/or misleading statements concerning the Form 483 related to DEXTENZA and our manufacturing operations for DEXTENZA.  The complaint purported to assert claims against the individual defendants for breach of fiduciary duty, and sought to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct.  The complaint also sought contribution on behalf of us from all individual defendants for their alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint sought declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.  On September 20, 2017, counsel for the plaintiff filed a notice of voluntary dismissal, stating that the plaintiff wished to coordinate his efforts and proceed in a consolidated fashion with the plaintiff in a similar derivative suit that was pending in the Superior Court of Suffolk County of the Commonwealth of Massachusetts captioned Angel Madera v. Sawhney et al., Case. No. 17-2273 (which is discussed in the paragraph immediately below) by filing an action in that court subsequent to the dismissal of this lawsuit.  The Corwin lawsuit was dismissed without prejudice on September 21, 2017.  On October 24, 2017, the plaintiff filed a new derivative complaint in Massachusetts Superior Court (Suffolk County), captioned Robert Corwin v. Sawhney et al., Case No. 17-3425 (BLS2).  The new Corwin complaint includes allegations similar to those made in the federal court complaint and asserts a derivative claim for breach of fiduciary duty against certain of our current and former officers and directors. The complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP.  The complaint also names us as a nominal defendant.

On July 19, 2017, a second purported shareholder derivative lawsuit was filed against certain of our current and former executive officers, all current board members, one former board member, and us as a nominal defendant, in the Superior Court of Suffolk County of the Commonwealth of Massachusetts, captioned Angel Madera v. Sawhney et al., Case. No. 17-2273.  The complaint included allegations similar to those made in the Corwin complaint.  The complaint purported to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and sought to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct. The complaint sought declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On November 6, 2017, the court dismissed this action without prejudice due to plaintiff’s failure to complete service of process within the time permitted under applicable court rules.  On December 21, 2017, the same plaintiff filed a new derivative complaint in the same court, captioned Angel Madera v. Sawhney et al., Case. No. 17-4126 (BLS2).  The new Madera complaint is premised on substantially similar allegations as the previous complaint and purports to assert derivative claims against certain current and former executive officers and board members for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and names the Company as a nominal defendant.  Like the new Corwin complaint, the new Madera complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP.

By order dated January 29, 2018, the court consolidated the state court Corwin and Madera complaints under the Corwin docket and appointed lead counsel for plaintiffs.  On February 28, 2018, plaintiffs filed a consolidated amended complaint.  The consolidated complaint names substantially the same defendants and is premised on substantially similar allegations as the previous Corwin and Madera complaints, asserting claims for breach of fiduciary duty against the individual defendants and unjust enrichment against the two SV entity defendants.  On April 17, 2018, all defendants served a motion to dismiss the consolidated amended complaint.  Pursuant to the briefing schedule the court set, plaintiffs will serve their opposition brief by June 1, 2018, and defendants will serve their reply within 21 days thereafter.

On January 31, 2018, a third purported shareholder derivative suit was filed against certain of our current and former executive officers, certain current and former board members, and us as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Brian Robinson v. Sawhney et al., Case. No. 1:18-cv-10199.  The complaint includes allegations similar to those made in the Corwin and Madera complaints. The complaint does not name either SV Life Sciences Fund, IV, LP or SV Life Sciences Fund IV Strategic Partners, LP as defendants, and adds two former officers as defendants.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seeks to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On April 30, 2018, we filed a motion to dismiss or stay the complaint.  Pursuant to the briefing schedule the court set, plaintiffs will serve their opposition brief by June 11, and defendants will serve their reply within 20 days thereafter.

On February 16, 2018, a fourth purported shareholder derivative suit was filed against certain of our current and former executive officers, certain current and former board members, and us as a nominal defendant, in the United States District Court for the District of Delaware, captioned Terry Kelly v. Sawhney et al., Case. No. 1:18-cv-00277.  The complaint includes allegations similar to those made in the Corwin and Madera complaints.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct. The complaint also asserts an unjust enrichment claim against SV Life Sciences Fund IV, LP and

SV Life Sciences Fund IV Strategic Partners, LP.  The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.

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

Since inception, we have incurred significant operating losses. Our net losses were $44.7 million for the year ended December 31, 2016, $63.4 million for the year ended December 31, 2017 and $13.8 for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $251.0 million. Through March 31, 2018, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and in preparation for a potential commercial launch of DEXTENZA. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, DEXTENZA and OTX-TP;

•	commence clinical trials of our product candidates OTX-TIC and OTX-TKI;

•

conduct joint research and development under our strategic collaboration with Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds to treat retinal diseases;

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

We may never succeed in these activities and may never generate revenue that is sufficient or great enough to achieve profitability.  In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our new drug application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain.  This 2016 CRL pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office, or the District Office, in February 2016 that were documented on FDA Form 483.  In November 2016, we received notice from the District Office accepting that our responses satisfactorily addressed the remaining corrective actions in the Form 483.  Since receiving the CRL, we have also had ongoing communications with the FDA, including the New England District Office and offices within the Center for Drug Evaluation and Research, or CDER, including the Office of Process and Facilities, with regard to the manufacturing issues and our plan for a resubmission of our NDA.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a second CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, which states that the FDA has determined that it cannot approve the NDA in its present form.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the May 2017 pre-NDA approval inspection.  We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified.  In May 2017 we submitted our initial response to the Form 483 and in November 2017 we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.

The remediation efforts we have undertaken in response to the FDA’s inspectional observations and as a result of further internal review include upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes are intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. In December 2017, we requested a meeting with the FDA to describe our remediation efforts and NDA resubmission plans and to seek feedback.  A meeting was granted in January 2018, and we believe that the preliminary written responses from the FDA to our questions fully addressed our meeting objectives. We decided that the meeting would no longer be necessary because of the completeness of the FDA’s response and that the FDA’s comments do not require substantial change in our manufacturing or regulatory plans. As a result, the correspondence with the FDA will represent the official record of that previously scheduled meeting.  Subject to satisfactorily addressing the FDA inspectional observations and demonstrating consistency in our commercial stage manufacturing process, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the second quarter of 2018.  Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA, with input from CDER’s Office of Process and Facilities, as part of the NDA review process, and are necessary prior to NDA approval.  If we are unable to resolve these inspectional observations in a timely manner or achieve consistency in our commercial stage manufacturing process, our resubmission of our NDA and its potential approval would be delayed or prevented.

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

As of March 31, 2018, we had cash and cash equivalents of $62.9 million and outstanding debt of $17.0 million.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of March 31, 2018, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements through the first quarter of calendar year 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort. Our future capital requirements will depend on many factors, including:

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

•

the progress and status of our collaboration with Regeneron, including any development costs for which we reimburse Regeneron, the potential exercise by Regeneron of its option for a license for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds, and our potential receipt of future milestone payments from Regeneron;

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the outcome of certain legal actions and proceedings, including the current lawsuits described under “Part II, Item 1—Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

We have included a paragraph relating to our ability to continue as a going concern in the footnotes of our audited financial statements included in our Annual Report on Form 10-K.

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

We have a significant amount of indebtedness.  Under our current credit facility, as amended, we had $17.0 million of outstanding principal amount of indebtedness as of March 31, 2018.  Our obligations under this facility are secured by all of our assets other than our intellectual property.  Our intellectual property rights are subject to a negative pledge arrangement under the facility.  We could in the future incur additional indebtedness beyond such amounts, including by potentially amending our credit facility.

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

We designed our Phase 2 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension to assess clinically meaningful response to treatment, and did not power these trials to measure any efficacy endpoints with statistical significance.  We reported topline efficacy results from our Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015.  OTX-TP did not achieve non-inferiority to timolol drops in our Phase 2b clinical trial.  In this trial, on day 60 at the 8:00 a.m. time point, the OTX-TP group experienced a mean intraocular pressure, or IOP, lowering effect of 4.7 mmHg, compared with IOP lowering of 6.4 mmHg for the timolol arm.  On day 90 at the 8:00 a.m. time point, the OTX-TP group experienced an IOP lowering effect of 5.1 mmHg, compared with an IOP lowering effect of 7.2 mmHg in the timolol arm.  Also in this trial, on day 60, the OTX-TP group experienced a mean diurnal IOP lowering effect of 3.3 mmHg compared to baseline 5.9 mmHg compared for the timolol group.  On day 90, the OTX-TP group experienced a mean diurnal IOP, or IOP, lowering effect of 3.6 mmHg compared to baseline, versus 6.3 mmHg for the timolol group.  We expect that our planned Phase 3 clinical trials for OTX-TP, one of which we initiated during the third quarter of 2016, will be powered with an appropriate number of patients to measure with statistical significance the superiority of OTX-TP as compared to a placebo vehicle intracanalicular insert in the reduction of mean IOP from baseline at all of the nine diurnal time points at week 2, week 6 and week 12 visits.  We completed an End‑of‑Phase 2 review with the FDA in April 2016 and initiated the first of two planned Phase 3 clinical trials of OTX‑TP in September 2016. Based on discussions with the FDA, the Phase 3 clinical trial design has significant differences as compared to our completed Phase 2 clinical trials. In particular, the most notable changes from our first Phase 2 clinical trial to our first Phase 3 clinical trial are that our first Phase 3 clinical trial enrolls more subjects at a greater number of sites, has a different randomization, measures the primary efficacy endpoints on different days and at different timepoints, has a longer washout period, does not include a timolol active comparator and does not have eye drops, placebo or active, administered in either the treatment or the placebo‑controlled arm. Despite these changes to our clinical trial protocol, we cannot be certain that our first Phase 3 clinical trial will be successful.  We do not intend to initiate the second Phase 3 clinical trial until we receive data from the first Phase 3 clinical trial and may determine to discuss the results of this first Phase 3 clinical trial with the FDA prior to initiating a second Phase 3 clinical trial. If we do not achieve our primary endpoint in the Phase 3 clinical trials with statistical significance or do not achieve a clinically meaningful reduction in IOP, we may not obtain marketing approval for OTX-TP.

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

The success of our intracanalicular insert product candidates is dependent upon retention during the course of intended therapy.  As such, we may conduct non-significant risk investigational device exemption, or IDE, medical device, or NSR, studies in the United States for our extended-delivery intracanalicular insert in an effort to increase the rate of retention.  All NSR studies that we have performed to date have involved placebo vehicle control intracanalicular inserts without active drug.  If we determine to make any future changes to the design or composition of our inserts, such changes could affect the outcome of any subsequent clinical trials using these updated inserts.  For example, in our Phase 2b clinical trial of OTX-TP, we used a different version of intracanalicular insert than either of the inserts that we used in our Phase 2a clinical trial of OTX-TP.  Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP insert that was used in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the two-month version of the insert used in the Phase 2a clinical trial.  To achieve this, we modified the design of the OTX-TP insert to enlarge it in order to enable the insert to carry a greater amount of drug.  In addition, we incorporated minor structural changes to improve retention rates.  In our Phase 2b clinical trials, OTX-TP inserts could be visualized in approximately 88% of eyes by the day 60 visit.  By the day 90 visit, the ability to visualize OTX-TP had declined to approximately 42% of eyes as the hydrogel softened, liquefied and had either advanced further down in the canaliculus or had cleared through the nasolacrimal duct.  We are conducting additional NSR studies on additional modified insert designs, including a polyethylene glycol, or PEG, tip on the proximal end of the insert that have been incorporated into the design of the first Phase 3 trial of OTX-TP.  If in our Phase 3 clinical trials the retention rates for our inserts are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our extended-delivery drug delivery products.

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

We may not be able to initiate or continue clinical trials for our extended-delivery drug delivery product candidates or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States.  Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with patient enrollment.  For example, in the third quarter of 2017 we initiated a Phase 1 clinical trial of OTX-TIC outside the United States, but we have not enrolled any patients in this trial as of April 30, 2018.

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

Our first Phase 3 clinical trial of OTX-TP is expected to enroll approximately 550 patients at approximately 50 sites in the United States and will be the largest clinical trial we will have conducted to date, and enrollment in this trial has been slower than projected.  Patients randomized into the placebo control arm will not receive any glaucoma medications during the course of this trial.  Our inability to enroll a sufficient number of patients in our first Phase 3 clinical trial or any of our other clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals.  Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

We are currently directing all of our development efforts towards applying our proprietary bioresorbable hydrogel technology platform to product candidates that are designed to provide extended delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs.  We have a number of product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other front-of-the-eye diseases and conditions.  We are also developing  hydrogel drug delivery implants designed to release therapeutic antibodies and small molecules such as TKIs, to modulate the biologic activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD.  In October 2016, we entered into a collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.  Our existing product candidates and any other potential product candidates that we or our collaborators identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  We are also considering the future growth potential of the hydrogel platform technology in new areas of the body. If we do not successfully develop and commercialize our product candidates that we or our current or future collaborators develop based upon our technological approach, we will not be able to obtain substantial product revenues or revenue from collaboration agreements, including our collaboration with Regeneron, in future periods.

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

We manufacture ReSure Sealant and our product candidates for use in clinical trials, research and development and commercial efforts at our facility located in Bedford, Massachusetts.  In order to meet our business plan, which contemplates our scaling up manufacturing processes to support our product candidate development programs and the potential commercialization of these product candidates, we will need to upgrade and expand our existing manufacturing facility, or relocate to another manufacturing facility, add manufacturing personnel and ensure that validated processes are consistently implemented in our facility or facilities.  The upgrade and expansion of our facility, or the relocation to an additional facility, will require additional regulatory approvals.  In addition, it will be costly and time-consuming to expand our facility or relocate to another facility and recruit necessary additional personnel.  If we are unable to expand our manufacturing facility or relocate to another facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates and meeting customer demand for ReSure Sealant, which could materially damage our business and financial position.

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business.  These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation.  Following an inspection by the FDA in March 2015, for example, we received an FDA Form 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting.  We submitted our response, which was accepted by the FDA, and updated our procedures.  In addition, in February 2016, as part of the review of our NDA for

DEXTENZA, the FDA conducted a pre-NDA approval inspection of our manufacturing operations.  As a result of this inspection, we received an FDA Form 483 containing inspectional observations focused on process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes.  We addressed some observations before the inspection was closed and responded to the FDA with a corrective action plan to complete the inspection process.  In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to the deficiencies in manufacturing process and controls identified during the pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office in February 2016 that were documented on the February Form 483.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on procedures for manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a second CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, which states that the FDA has determined that it cannot approve the NDA in its present form.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the May 2017 pre-NDA approval inspection.  We have corresponded with the FDA regarding these inspectional deficiencies and are working to resolve the issues that have been identified. We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified.  In May 2017 we submitted our initial response to the Form 483 and in November 2017, we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.

The remediation efforts we have undertaken in response to the FDA’s inspectional observations and as a result of further internal review include upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes are intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. In December 2017, we requested a meeting with the FDA to describe our remediation efforts and NDA resubmission plans and to seek feedback.  A meeting was granted in January 2018, and we believe that the preliminary written responses from the FDA to our questions fully addressed our meeting objectives. We decided that the meeting would no longer be necessary because of the completeness of the FDA’s response and that the FDA’s comments have not required any substantial change in our manufacturing or regulatory plans. As a result, the correspondence with the FDA will represent the official record of that previously scheduled meeting.   Subject to satisfactorily addressing the FDA inspectional observations and demonstrating consistency in our commercial stage manufacturing process, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the second quarter of 2018. Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA with input from CDER’s Office of Process and Facilities, as part of the NDA review process, and are necessary prior to NDA approval.  If we are unable to resolve these inspectional observations in a timely manner or achieve consistency in our commercial stage manufacturing process, our resubmission of our NDA and its potential approval would be delayed or prevented.

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

Currently, we maintain insurance coverage against damage to our property and equipment in the amount of up to $15.3 million and to cover business interruption and research and development restoration expenses in the amount of up to $2.8 million.  However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer.  We may be unable to meet our requirements for ReSure Sealant or any of our product candidates if there were a catastrophic event or failure of our current manufacturing facility or processes.

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

If DEXTENZA is approved for marketing, we are considering potential commercialization options for DEXTENZA in the United States, including building our own highly targeted, key account sales force that would focus on ambulatory surgical centers responsible for the largest volumes of cataract surgery.  We would also expect to leverage such a sales force by selling ReSure Sealant alongside of DEXTENZA.  If we decide to commercialize any of our products outside of the United States, we would expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product that receives marketing approval.  The building of such a sales force is not fully funded under the Company’s current operating plan and is therefore subject to the risk of our ability to raise additional capital to support such an effort. We expect that a direct sales force will be required to effectively market and sell OTX-TP, if approved for marketing.  We will also rely on Regeneron to commercialize our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Because we have not historically evaluated whether to seek regulatory approval for any of our product candidates outside of the United States, pending potential receipt of regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our product candidates in any international markets.  If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval.  These may include independent distributors, pharmaceutical companies or our own direct sales organization.

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

We currently hold $10.0 million in U.S. product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million and approximately $15.0 million in product liability insurance in another jurisdiction in which we operate, with a per incident liability limit of approximately $15.0 million.  These policies may not be adequate to cover all liabilities that we may incur.  We will need to increase our insurance coverage as we expand our clinical trials and our sales of ReSure Sealant and any other product candidates for which we obtain marketing approval.

We will need to further increase our insurance coverage if we commence commercialization of any of our product candidates for which we obtain marketing approval.  Insurance coverage is increasingly expensive.  We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

We will depend heavily on our collaboration with Regeneron for the success of our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  If Regeneron does not exercise its option, terminates our collaboration agreement or is unable to meet its contractual obligations, it could negatively impact our business.

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Our ability to generate revenues from the Collaboration Agreement will depend on our and Regeneron’s abilities to successfully perform the functions assigned to each of us under the Collaboration Agreement.  We did not receive any upfront payment under the Collaboration Agreement, although Regeneron has an option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Regeneron has agreed to pay us $10 million upon exercise of the option.  The option is exclusive until 12 months after Regeneron has received a product candidate in accordance with a collaboration plan and non-exclusive for an additional six months following the end of the exclusive period.  In December 2017, we delivered to Regeneron the final formulation for Regeneron’s initial preclinical tolerability study.  Under the Collaboration Agreement, we are obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances.  We are also entitled to receive under the terms of the Collaboration Agreement specified development, regulatory and sales milestone payments, as well as royalty payments.

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

Our success depends in large part on our and our licensor’s ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products.  We and our licensor have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates.  Some of our licensed patents that we believe are integral to our hydrogel technology platform have terms that extend through at least 2024.  However, other broader patents within our licensed patent portfolio expire between 2018 and 2019.  Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.  As a result, our licensed patent portfolio would be less effective in excluding others from commercializing products similar or identical to ours.  The patent prosecution process is expensive and time-consuming, and we may not have filed or prosecuted and may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Competitors may infringe our licensed patents or other intellectual property.  As a result, to counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming.  Under the terms of our license agreement with Incept, we have the right to initiate suit against third parties who we believe infringe on the patents subject to the license.  Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents.  In addition, in a patent infringement proceeding, a court may decide that a patent we have rights to is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.  An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly.  Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

The FDA has also completed two inspections of our manufacturing facility in connection with our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  After each inspection, we received a Form 483 from the FDA pertaining to deficiencies in our manufacturing processes identified during such inspection.  After we responded to the issues which had been identified with corrective action plans, we subsequently received a CRL from the FDA.  Following the July 2016 CRL, we resubmitted our NDA to the FDA in January 2017.  After the May 2017 inspection, we received a Form 483 from the FDA focused on procedures from manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  We received a CRL regarding these and other matters in July 2017.  We have corresponded with the FDA regarding these inspectional observations and are working to resolve the issues that have been identified in the Form 483, including the presence of particulate matter in certain manufactured lots of DEXTENZA.  In November 2017, we submitted our complete responses to the FDA in an effort to close out the Form 483 deficiencies.  Subject to satisfactorily addressing the FDA inspectional observations, we plan to resubmit our NDA for DEXTENZA for the treatment of post-surgical ocular pain in the second quarter of 2018.   However, if we are unable to address such issues successfully or if the FDA determines that the actions we have taken or will take to remediate such issues to be inadequate, our ability to commercialize any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

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

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Although we had a reduction in workforce in 2017 primarily related to sales and marketing personnel, we expect our drug development, clinical, regulatory affairs, and manufacturing teams to grow in the short-term and may regrow our sales and marketing capabilities in the longer term following the planned resubmission of our NDA for DEXTENZA. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.  In 2016, we entered into a lease agreement for new general office research and development and manufacturing space.  We relocated our corporate headquarters to the new leased premises during June 2017 and are evaluating the relocation of our manufacturing operations to the new leased premises.  Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations, or recruit and train additional qualified personnel.  The expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own a significant portion of our capital stock.  As a result, if these stockholders were to choose to act together, they could be able to control all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these persons, if they choose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company.  We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize DEXTENZA, OTX-TP or our other product candidates.  As described in “Part II, Item 1— Legal Proceedings,” we and certain of our current and former executive officers and current and former board members have been named as defendants in purported class action lawsuits and derivative lawsuits.  These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

We are currently subject to legal actions and proceedings related to the decline in our stock price, which could distract our management and could result in substantial costs or large judgments against us.

In July 2017, we experienced a decline in our stock price following our announcement that we had received notice of the FDA’s determination that it could not approve our NDA for DEXTENZA in its present form. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In July 2017, class action lawsuits were filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, which have subsequently been transferred to the United States District Court for the District of Massachusetts at our request. In addition, in July 2017, shareholder derivative actions were filed against certain of our current and former executive officers, certain of our current and former board members, and two of our investors and against the company as a nominal defendant, in the United States District Court for the District of Massachusetts and in Massachusetts Superior Court (Suffolk County).  These actions were re-filed in October and December 2017, were consolidated by court order in January 2018, and are now pending under one docket in Massachusetts Superior Court (Suffolk County).  In January 2018, a third shareholder derivative action was filed against us, certain of our current and former executive officers, and certain of our current and former board members in the United States District Court for the District of Massachusetts.  In February 2018, a fourth shareholder derivative action was filed against us, certain of our current and former executive officers, certain of our current and former board members, and two of our investors in the United States District Court for the District of Delaware. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

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

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.1+	Employment Agreement, by and between Ocular Therapeutix, Inc. and Kevin Hanley, dated as of January 5, 2018	10-K	001-36554	3/8/2018	10.31

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: May 8, 2018	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)