Form 10-Q
period 2018-06-30
OCULAR THERAPEUTIX, INC
filed 2018-08-07
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, there were 38,592,182 shares of Common Stock, $0.0001 par value per share, outstanding.

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

•

the timing of and our ability to submit applications and obtain regulatory approval for DEXTENZA® and our other product candidates, including our New Drug Application, or NDA ,we resubmitted to the U.S. Food and Drug Administration, or FDA, for  DEXTENZA for the treatment of post-surgical ocular pain;

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

•

our ongoing and planned clinical trials, including our Phase 3 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension, our Phase 1 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with glaucoma and ocular hypertension and our Phase 1 clinical trial of OTX-TKI for the treatment of VEGF induced retinal leakage for an extended duration;

•	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA, OTX-TP and our other product candidates;

•

our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

Ocular Therapeutix, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$56,834	$41,538
Accounts receivable	285	226
Inventory	131	122
Prepaid expenses and other current assets	1,222	1,453
Total current assets	58,472	43,339
Property and equipment, net	10,373	10,478
Restricted cash	1,614	1,614
Total assets	$70,459	$55,431
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,137	$3,571
Accrued expenses and deferred rent	3,680	4,310
Notes payable, net of discount, current	6,082	5,545
Total current liabilities	11,899	13,426
Deferred rent, long-term	3,283	3,387
Notes payable, net of discount, long-term	9,548	12,471
Total liabilities	24,730	29,284
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized and 38,476,937 and 29,658,202 shares issued and outstanding at June 30, 2018 and December 31, 2017	4	3
Additional paid-in capital	310,559	263,409
Accumulated deficit	(264,834)	(237,265)
Total stockholders’ equity	45,729	26,147
Total liabilities and stockholders’ equity	$70,459	$55,431

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$648	$438	$988	$913
Total revenue	648	438	988	913
Costs and operating expenses:
Cost of product revenue	153	104	233	219
Research and development	8,745	8,117	16,972	14,846
Selling and marketing	867	6,832	1,584	12,859
General and administrative	4,447	3,724	9,218	7,000
Total costs and operating expenses	14,212	18,777	28,007	34,924
Loss from operations	(13,564)	(18,339)	(27,019)	(34,011)
Other income (expense):
Interest income	215	113	391	205
Interest expense	(455)	(468)	(941)	(911)
Total other expense, net	(240)	(355)	(550)	(706)
Net loss	(13,804)	(18,694)	$(27,569)	$(34,717)
Net loss per share, basic and diluted	$(0.37)	$(0.64)	$(0.76)	$(1.22)
Weighted average common shares outstanding, basic and diluted	37,524,512	29,026,259	36,160,251	28,352,348
Comprehensive loss:
Net loss	$(13,804)	$(18,694)	$(27,569)	$(34,717)
Other comprehensive loss:
Unrealized gain on marketable securities	—	9	—	5
Total other comprehensive income	—	9	—	5
Total comprehensive loss	$(13,804)	$(18,685)	$(27,569)	$(34,712)

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(27,569)	$(34,717)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,661	3,462
Non-cash interest expense	185	210
Depreciation and amortization expense	1,131	615
Purchase of premium on marketable securities	—	(3)
Amortization of premium on marketable securities	—	17
Changes in operating assets and liabilities:
Accounts receivable	(59)	39
Prepaid expenses and other current assets	231	(588)
Inventory	(9)	23
Accounts payable	(1,539)	2,922
Accrued expenses and deferred rent	(738)	2,312
Net cash used in operating activities	(24,706)	(25,708)
Cash flows from investing activities:
Purchases of property and equipment	(937)	(5,652)
Purchases of marketable securities	—	(3,000)
Proceeds from maturities of marketable securities	—	35,200
Net cash (used in) provided by investing activities	(937)	26,548
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	3,700
Proceeds from exercise of stock options	273	38
Proceeds from issuance of common stock pursuant to employee stock purchase plan	119	157
Proceeds from issuance of common stock offering, net	43,118	27,072
Payments of insurance costs financed by a third party	—	(394)
Repayment of notes payable	(2,571)	(1,300)
Net cash provided by financing activities	40,939	29,273
Net increase in cash, cash equivalents and restricted cash	15,296	30,113
Cash, cash equivalents and restricted cash at beginning of period	43,152	34,664
Cash, cash equivalents and restricted cash at end of period	$58,448	$64,777
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$89	$1,269
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$20	$—

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

As of June 30, 2018, the Company’s lead product candidates were in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations, including to support the planned commercial launch of DEXTENZA®, subject to receiving FDA approval for its new drug application, or NDA, for post-surgical ocular pain filed on June 28, 2018 with a target action date under the Prescription Drug User Fee Act (commonly known as “PDUFA”) of December 28, 2018.

The Company believes that its existing cash and cash equivalents as of June 30, 2018, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements into the second quarter of calendar year 2019. Management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements. The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of June 30, 2018, the Company had an accumulated deficit of $264,834.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K on file with the SEC.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2018 and results of operations and cash flows for the six months ended June 30, 2018 and 2017 have been made.  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

The Company’s cash equivalents at June 30, 2018 and December 31, 2017, were carried at fair value determined according to the fair value hierarchy described above (see Note 3).  The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

The carrying value of the Company’s outstanding notes payable (see Note 6) approximates fair value reflecting interest rates currently available to the Company.

Restricted Cash

The Company held certificates of deposit totaling $1,614 at June 30, 2018 and December 31, 2017, as security deposits for the lease of the Company’s manufacturing space and current corporate headquarters.  The Company has classified these certificates of deposit as long-term restricted cash on its balance sheet.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash” (“ASU 2016-18”).  ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total amounts shown on the statement of cash flows.  The Company adopted ASU 2016-18 effective January 1, 2018 and has reflected the adoption retrospectively to all periods presented. The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	June 30,	June 30,	December 31,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$56,834	$63,049	$41,538	$32,936
Restricted cash	1,614	1,728	1,614	1,728
Total cash, cash equivalents and restricted cash as shown on the statement of cash flow	$58,448	$64,777	$43,152	$34,664

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. A reporting entity must apply the amendments in the ASU prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 effective January 1, 2018, as required, and its adoption did not have a material impact on the Company’s financial statements. The adoption of ASU 2017-09, however, will have an impact on the accounting for the modification of stock-based awards, if any, to the extent stock-based awards are modified.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	June 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$52,440	$—	$52,440
Total	$—	$52,440	$—	$52,440

	Fair Value Measurements as of
	December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$40,386	$—	$40,386
Total	$—	$40,386	$—	$40,386

During the six months ended June 30, 2018 there were no transfers between Level 1, Level 2 and Level 3.

4. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the six-month periods ended June 30, 2018 or 2017.  The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2018 and December 31, 2017, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

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

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2018 or December 31, 2017.  As of June 30, 2018 and December 31, 2017, the Company had no accrued interest or tax penalties recorded related to income taxes.  The Company’s income tax return reporting periods since December 31, 2014 are open to income tax audit examination by the federal and state tax authorities.  In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

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

If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan.  The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates.  If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product.  Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.  Through June 30, 2018, the Option has not been exercised, and no payments have been made to Regeneron.

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

The Company was obligated to make interest-only payments under the Amended Credit Facility until February 1, 2018, at which time the Company became obligated to make monthly principal and interest payments through December 1, 2020.  Amounts borrowed under the Amended Credit Facility are at LIBOR base rate, subject to 1.00% floor, plus 7.25% with an indicative interest rate of 8.25% as of the amendment date.  In addition, a final payment equal to 3.5% of amounts drawn under the Amended Credit Facility is due upon the maturity date of December 1, 2020, which the Company has accrued for using the effective interest rate method.  At June 30, 2018 and December 31, 2017, the outstanding balance amounted to $15,630 and $18,016, respectively, net of unamortized discount.

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

As of June 30, 2018, the annual repayment requirements for the Amended Credit Facility, inclusive of the final payment of $630 due at expiration, were as follows:

		Interest and
		Final
Year Ending December 31,	Principal	Payment	Total
Remainder of 2018	$3,087	$593	$3,680
2019	6,171	796	6,967
2020	6,171	911	7,082
	$15,429	$2,300	$17,729

Interest paid amounted to $757 and $688 for the six months ended June 30, 2018 and 2017, respectively.

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

In November 2016, the Company entered into a controlled equity offering sales agreement (the “2016 Sales Agreement”) with Cantor Fitzgerald & Co., under which the Company may offer and sell its common stock having aggregate proceeds of up to $40,000 from time to time.  In the three and six months ended June 30, 2017, the Company sold 93,730 and 432,139 shares of common stock at-the-market under the 2016 Sales Agreement, resulting in net proceeds of approximately $855 and $3,811 after underwriting discounts, commission and expenses, respectively.  In the three and six months ended June 30, 2018, the Company sold 1,166,535 shares of common stock at-the-market under the 2016 Sales Agreement, resulting in net proceeds of approximately $8,394 after underwriting discounts, commissions and expenses. Through June 30, 2018, the Company has sold 2,057,103 shares of common stock at-the-market under the 2016 Sales Agreement, resulting in net proceeds of approximately $14,992 after underwriting discounts, commissions and expenses.  As of June 30, 2018, the Company had approximately $24,113 available for future sale under the 2016 Sales Agreement.

8. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common stockholders	$(13,804)	$(18,694)	$(27,569)	$(34,717)
Denominator:
Weighted average common shares outstanding, basic and diluted	37,524,512	29,026,259	36,160,251	28,352,348
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.64)	$(0.76)	$(1.22)

The Company excluded the following common stock equivalents, outstanding as of June 30, 2018 and 2017, from the computation of diluted net loss per share for the three and six months ended June 30, 2018 and 2017 because they had an anti-dilutive impact due to the net loss incurred for the periods.

	As of June 30,
	2018	2017
Options to purchase common stock	5,190,096	4,657,912
Warrants for the purchase of common stock	18,939	18,939
	5,209,035	4,676,851

9. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards.  The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2018, the number of shares available for issuance under the 2014 Plan was increased by 1,186,328.  As of June 30, 2018, 1,656,180 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”).  The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2018, the number of shares available for issuance under the 2014 Plan was increased by 148,291.  During the six months ended June 30, 2018,  29,141 shares of common stock were issued.  As of June 30, 2018,  453,824 shares remained available for issuance under the ESPP.

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

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$619	$579	$1,226	$1,111
Selling and marketing	115	262	227	468
General and administrative	1,096	916	2,208	1,883
	$1,830	$1,757	$3,661	$3,462

As of June 30, 2018, the Company had an aggregate of $14,485 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.

As of June 30, 2018, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 18,334 shares of common stock.

10. Commitments and Contingencies

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) to use and develop certain patent rights (the “Incept License”).  Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions.  The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license.  Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company.  The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the

Incept License.  Through June 30, 2018, royalties paid under this agreement related to product sales were $180 and have been charged to cost of product revenue.

Collaboration Agreement

In October 2016, the Company entered into the Collaboration Agreement with Regeneron as described in Note 5.  Under the terms of the Collaboration Agreement, the Company has granted Regeneron an Option to enter into an exclusive, worldwide license to develop and commercialize products containing the Company’s hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds.  If the Option is exercised, the Company are obligated to reimburse Regeneron for certain development costs incurred under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased the Company’s common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs’ deadline to file an opposition to the motion to dismiss is September 4, 2018, and defendants will file a reply within thirty days thereafter.

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

By order dated January 29, 2018, the court consolidated the state court Corwin and Madera complaints under the Corwin docket and appointed lead counsel for plaintiffs. On February 28, 2018, plaintiffs filed a consolidated amended complaint.  The consolidated complaint names substantially the same defendants and is premised on substantially similar allegations as the previous Corwin and Madera complaints, asserting claims for breach of fiduciary duty against the individual defendants and unjust enrichment against the two SV entity defendants.  On April 17, 2018, all defendants served a motion to dismiss the consolidated amended complaint.  On June 22, 2018, plaintiffs served their opposition to the motion to dismiss and a cross-motion to stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts. The briefing on the motion to dismiss remains ongoing.  On July 30, 2018, the parties filed a joint motion to stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts.

On January 31, 2018, a third purported shareholder derivative suit was filed against certain of the Company’s current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Brian Robinson v. Sawhney et al., Case. No. 1:18-cv-10199.  The complaint includes allegations similar to those made in the Corwin and Madera complaints.  The complaint does not name either SV Life Sciences Fund, IV, LP or SV Life Sciences Fund IV Strategic Partners, LP as defendants, and adds two former officers as defendants.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.  On April 30, 2018, all defendants filed a motion to dismiss or stay the complaint. Plaintiff filed his opposition on June 22, 2018. On July 26, 2018, the parties filed a joint motion to extend the deadline for defendants to file their reply brief pending the potential substitution of the named shareholder plaintiff.

On February 16, 2018, a fourth purported shareholder derivative suit was filed against certain of the Company’s current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Delaware, captioned Terry Kelly v. Sawhney et al., Case. No. 1:18-cv-00277.  The complaint includes allegations similar to those made in the Corwin and Madera complaints.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint also asserts an unjust enrichment claim against SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP.  The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On June 11, 2018, the parties filed a stipulation staying the lawsuit pending final judgment in the consolidated derivative action pending in Massachusetts state court under the Corwin docket, described above.  The court entered an order staying the case on June 12, 2018.

The Company denies any allegations of wrongdoing and intend to vigorously defend against these lawsuits.

In addition, the Company has received a subpoena from the SEC, dated December 15, 2017, requesting documents and information concerning DEXTENZA (dexamethasone insert) 0.4mg, including related communications with the FDA, investors and others.  The Company intends to fully cooperate with the SEC regarding this non-public, fact-finding inquiry.  The SEC has informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

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

In July 2017, the Company terminated a service arrangement with Axtria, Inc. (“Axtria”), a company that provided data warehouse implementation, operations and maintenance support services to the Company.  Jaswinder Chadha, co-founder and CEO of Axtria, is also a member of the Company’s Board of Directors and a cousin to the Company’s Executive Chairman of the Board of Directors and former President and CEO.  During the six months ended June 30, 2017, the Company incurred expenses of $946.  As of June 30, 2018 and December 31, 2017, there were no amounts due to Axtria.

Since 2014, the Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide legal services to the Company, including with respect to general corporate, finance, securities law, regulatory and licensing matters.  The Company’s former Chief Medical Officer, Jonathan H. Talamo, M.D., who served as Chief Medical Officer from July 2016 until his resignation in June 2017, is married to a partner at WilmerHale, who has not participated in providing legal services to the Company.  The Company incurred fees for legal services rendered by WilmerHale of $489 for the six months ended June 30, 2017.  As of December 31, 2017, there was $194 recorded in accounts payable to WilmerHale. As of December 31, 2017, there was $80 recorded in accrued expenses for WilmerHale.

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters.  The Company’s Senior Vice President, Technical Operations, Kevin Hanley, who joined the Company in January 2018, is married to a partner at McCarter, who has not participated in providing legal services to the Company.  The Company incurred fees for legal services rendered by McCarter of $120 and $210 for the three and six months ended June 30, 2018, respectively.  As of June 30, 2018, there was $35, recorded in accrued expenses for McCarter.

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

The following table summarizes the restructuring and other costs reserve for the period indicated, which is included in accrued expenses in the accompany balance sheets for the period indicated:

Six Months Ended
June 30, 2018
Restructuring and other costs at December 31, 2017	$960
Amounts paid during the period	(592)
Restructuring and other costs at June 30, 2018	$368

13.  Subsequent Event

The Company sold an additional 115,245 shares of common stock between July 1, 2018 and August 3, 2018, at-the-market under the 2016 Sales Agreement discussed in Note 7, resulting in net proceeds of approximately $724 after underwriting discounts, commissions and expenses.  As of August 3, 2018, the Company had approximately $23,367 available for future sale under the 2016 Sales Agreement.

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

Our lead product candidates are DEXTENZA ® (dexamethasone insert), for the treatment of post-surgical ocular pain and inflammation, allergic conjunctivitis and dry eye disease, and OTX-TP (travoprost insert), for the reduction of intraocular pressure, or IOP, in patients with glaucoma and ocular hypertension. Both product candidates are extended-delivery, drug-eluting, preservative-free intracanalicular inserts that are placed into the canaliculus through a natural opening called the punctum located in the inner portion of the lower eyelid near the nose.

Our early stage assets include two development programs that have initiated human clinical trials: OTX-TIC, an intracameral travoprost implant for the reduction of IOP in patients with glaucoma and ocular hypertension where greater IOP reduction is needed; and OTX-TKI, a tyrosine kinase inhibitor-containing intravitreal injection by fine gauge needle, delivering a hydrogel, anti-angiogenic formulation for the treatment of wet AMD. We are also continuing our collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel in combination with Regeneron’s VEGF inhibitor, aflibercept, currently marketed under the brand name Eylea.

In addition to our ongoing drug product development, we currently market our sole commercial product ReSure Sealant, a hydrogel ophthalmic wound sealant approved by the FDA to seal corneal incisions following cataract surgery.  ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

DEXTENZA  (dexamethasone insert)

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

In June 2018, we resubmitted the NDA for DEXTENZA for the treatment of post-surgical ocular pain.  In July 2018, the FDA designated the DEXTENZA resubmission as a class 2, or major, review with a target action date under the Prescription Drug User Fee Act, commonly known as PDUFA, of December 28, 2018.  Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA with input from the Office of Process and Facilities within its Center for Drug Evaluation and Research, or CDER, as part of the NDA review process, and are necessary prior to NDA approval.

If DEXTENZA is approved for marketing, we are considering potential commercialization options available for DEXTENZA in the United States, including building our own highly targeted, key account sales force that would focus on the ambulatory surgical centers responsible for the largest volumes of cataract surgery.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular pain and inflammation.  The data from two of these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial are being used to support our NDA for post-surgical ocular pain.  Subject to receiving approval for the pain indication, we plan to submit an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation.  We have also completed two Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis and a Phase 2 clinical trial of DEXTENZA for the treatment of dry eye disease.

OTX-TP (intracanalicular travoprost insert)

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog, or PGA, that reduces elevated IOP as its active pharmaceutical ingredient, into a hydrogel, drug-eluting intracanalicular insert.  This preservative-free insert is designed to elute drug for up to 90 days.  OTX-TP is being developed as a treatment to lower IOP in patients with primary open angle glaucoma and ocular hypertension.  We reported topline results from a Phase 2b clinical trial for this indication in October 2015.  We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two Phase 3 clinical trials of OTX-TP in September 2016. We expect our first Phase 3 trial to enroll approximately 550 patients at 50 sites in the United States. Based on discussions with the FDA, the first Phase 3 clinical trial design includes an OTX-TP treatment arm and a placebo-controlled comparator arm that uses a non-drug eluting hydrogel-based intracanalicular insert. There is not a requirement for either a timolol comparator or a validation arm. No eye drops, placebo or active, are administered in either the OTX-TP treatment arm or the placebo-controlled arm. The primary efficacy endpoint is superiority in the reduction of IOP from baseline in the OTX-TP treatment arm compared to the placebo arm at three diurnal time points at each of three measurement dates, 2, 6 and 12 weeks. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of IOP, compared to the placebo and a clinically meaningful reduction of IOP prior to granting marketing approval.  While enrollment in this first Phase 3 clinical trial has continued steadily, it has been slightly slower than projected.  To address this issue, we are working closely with clinical sites to identify appropriate patients, and have added additional clinical sites to help complete enrollment.  We expect topline efficacy data from the first Phase 3 clinical trial in the first half of 2019.  We do not intend to initiate the second Phase 3 clinical trial until we receive data from the first Phase 3 clinical trial and may determine to discuss the results of this first Phase 3 clinical trial with the FDA prior to initiating a second Phase 3 clinical trial.  Given the anticipated use of OTX-TP as a chronic therapy, we intend to generate six-month (300 patients) and one-year (100 patients) safety data beginning during the first Phase 3 clinical trial to support our product registration.  In order to meet these targets, we began enrollment in the open-label one-year safety extension study in July 2018.

OTX-TIC (intracameral travoprost implant)

OTX-TIC is our product candidate for glaucoma patients in need of a more significant reduction in IOP and ocular hypertension. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP lowering in humans.  We initiated a Phase 1 clinical trial outside the United States in third quarter of 2017 to assess safety and obtain initial efficacy data, but we did not enroll any patients in this trial and subsequently closed this trial in the second quarter of 2018. Our investigational new drug application, or IND, for our

U.S. trial became effective in the first quarter of 2018, and we dosed the first patient in May 2018. We anticipate data from two dose groups from this clinical trial in the first half of 2019.  This trial is a multi-center, open-label, proof-of-concept clinical trial designed to evaluate the safety, durability, tolerability, and efficacy in patients with primary open-angle glaucoma or ocular hypertension.

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

OTX-TKI (intravitreal tyrosine kinase inhibitor implant)

OTX-TKI is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of OTX-TKI.  In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. We expect to dose the first patient in a Phase 1 clinical trial outside the United States in the third quarter of 2018.  This clinical trial will be a multi-center, open-label, dose escalation study to test the safety, durability and tolerability of OTX-TKI.  We also plan to evaluate biological activity by following visual acuity over time and measuring retinal thickness using standard optical coherence tomography.

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

Financial Position

We have generated limited revenue to date.  All of our extended-delivery drug delivery products are in various phases of clinical and preclinical development.  We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability.  Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP.  Since inception, we have incurred significant operating losses.  Our net loss was $27.6 million and $34.7 million for the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, we had an accumulated deficit of $264.8  million.

Our total cost and operating expenses were $28.0 million for the six months ended June 30, 2018, including $4.8 million in non-cash stock-based compensation expense and depreciation expense.  Our operating expenses have grown as we continue to pursue the clinical development of our most advanced product candidates, DEXTENZA and OTX-TP; continue the research and development of our other product candidates; continue the internal development of our intravitreal hydrogel formulation for the sustained delivery of protein-based or small molecule anti-angiogenic drugs, such as anti-VEGF drugs and TKIs for the treatment of wet AMD and other back-of-the-eye diseases; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results.  In August 2017, we updated our DEXTENZA commercial plans in light of the delayed regulatory process of DEXTENZA and realized savings in operating expenses, including reduced personnel costs, as a result of streamlining headcount, as part of an initiative to reduce expenses.  As a result, we also expect to incur lower sales and marketing expenses for our product candidates until we obtain marketing approval of DEXTENZA or any of our other product candidates.  In addition, we will continue to incur additional costs associated with operating as a public company.

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

In November 2016, we entered into a controlled equity offering sales agreement, or the 2016 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time. During the six months ended June 30, 2018, we have sold an aggregate of 1,166,535 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $8.4 million after underwriting discounts, commission and other offering expenses.  Through August 3,

2018, we have sold an aggregate of 2,172,348 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $15.7 million after underwriting discounts, commission and other offering expenses.

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

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of June 30, 2018, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort.  See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through June 30, 2018, we have generated limited amounts of revenue from the sales of our products.  Our ReSure Sealant product received premarket approval, or PMA, from the FDA in 2014.  We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2018. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

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

•	expenses relating to regulatory activities, including filing fees paid to the FDA for our submissions for product approvals;

•	expenses associated with developing our pre-commercial manufacturing capabilities and manufacturing clinical trial materials;

•	ongoing research and development activities relating to our core bioresorbable hydrogel technology and improvements to this technology;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies;

•	costs relating to the supply and manufacturing of product inventory, prior to approval by the FDA or other regulatory agencies of our products; and

•	expenses associated with preclinical development activities.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

ReSure Sealant	$23	$45	$38	$65
DEXTENZA for post-surgical ocular pain and inflammation	261	516	367	871
DEXTENZA for allergic conjunctivitis	6	140	20	286
DEXTENZA for dry eye disease	—	—	—	6
OTX-TP for glaucoma and ocular hypertension	1,427	1,471	2,736	2,498
Unallocated expenses	7,028	5,945	13,811	11,120
Total research and development expenses	$8,745	$8,117	$16,972	$14,846

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs.  During the three and six months ended June 30, 2018 and 2017, we incurred selling and marketing expenses in connection with ReSure Sealant, which we began commercializing in 2014, and marketing expenses in preparation for a potential commercial launch of our product candidates.

In August 2017, we reorganized our DEXTENZA commercial plans and expect to realize savings in operating expenses, including personnel costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.  As a result, we expect our selling and marketing expenses to decrease until we begin to incur expenses in support of potential marketing approval of our product candidates.

Other Income (Expense)

Interest Income.  In 2018, interest income consists primarily of interest income earned on cash and cash equivalents and to a lesser extent, marketable securities in 2017.  In the three and six months ended June 30, 2018 and 2017, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

Interest Expense.  Interest expense is incurred on our debt.  In March 2017, we amended our credit facility to increase the aggregate principal amount to $18.0 million and extend the maturity date to December 1, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses and stock-based compensation.  We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  During the three and six months ended June 30, 2018, there were no material changes to our critical accounting policies.  Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2018 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	revenue recognition;

•	accrued research and development expenses; and

•	stock-based compensation.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue:
Product revenue	$648	$438	$210
Total revenue	648	438	210
Costs and operating expenses:
Cost of product revenue	153	104	49
Research and development	8,745	8,117	628
Selling and marketing	867	6,832	(5,965)
General and administrative	4,447	3,724	723
Total costs and operating expenses	14,212	18,777	(4,565)
Loss from operations	(13,564)	(18,339)	4,775
Other income (expense):
Interest income	215	113	102
Interest expense	(455)	(468)	13
Total other expense, net	(240)	(355)	115
Net loss	$(13,804)	$(18,694)	$4,890

Revenue

We generated $0.6 million and $0.4 million of revenue during the three months ended June 30, 2018 and 2017, respectively, from sales of our ReSure Sealant product due to increase in number of units shipped in 2018 as compared to 2017.

Research and Development Expenses

	Three Months Ended
	June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$23	$45	$(22)
DEXTENZA for post-surgical ocular pain and inflammation	261	516	(255)
DEXTENZA for allergic conjunctivitis	6	140	(134)
DEXTENZA for dry eye disease	—	—	—
OTX-TP for glaucoma and ocular hypertension	1,427	1,471	(44)
Unallocated expenses:
Personnel costs	4,262	3,829	433
All other costs	2,766	2,116	650
Total research and development expenses.	$8,745	$8,117	$628

Research and development expenses were $8.7 million for the three months ended June 30, 2018, compared to $8.1 million for the three months ended June 30, 2017.  Research and development costs increased by $0.6 million primarily due to an increase of $0.4 million in unallocated personnel costs and $0.6 million in unallocated all other costs, which was partially offset by a net decrease of $0.4 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of dry eye disease and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension.

For the three months ended June 30, 2018, we incurred $1.7 million in direct research and development expenses for our intracanalicular insert product candidates, including $0.3 million for our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation which was in Phase 3 clinical trials, and $1.4 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in a Phase 3 clinical trial.  In comparison, for the three months ended June 30, 2017, we incurred $2.1 million in direct research and development expenses for our intracanalicular insert drug delivery product candidates for the front of the eye, including $0.5 million for our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation which was in Phase 3 clinical trials, $0.1 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, and $1.5 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in a Phase 3 clinical trial. Unallocated research and development expense increased $1.1 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, due primarily to an increase in personnel costs of $0.4 million due to additional hiring primarily in our clinical, regulatory and quality departments,  $0.4 million in facility related costs and $0.2 million in depreciation expense.

Selling and Marketing Expenses

	Three Months Ended
	June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$407	$1,894	$(1,487)
Professional fees	280	4,645	(4,365)
Facility related and other	180	293	(113)
Total selling and marketing expenses	$867	$6,832	$(5,965)

Selling and marketing expenses were $0.9 million for the three months ended June 30, 2018, compared to $6.8 million for the three months ended June 30,  2017.  The decrease of $6.0 million was primarily due to a decrease of $1.5 million reduction in personnel costs, $4.4 million in professional fees including consulting, trade shows and conferences and $0.1 million in facility related and other costs.  In August 2017, we reorganized our DEXTENZA commercial plans streamlining headcount, as part of an initiative to enhance operations and reduce expenses in pre-commercialization activities.

General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$2,011	$2,010	$1
Professional fees	2,027	1,270	757
Facility related and other	409	444	(35)
Total general and administrative expenses	$4,447	$3,724	$723

General and administrative expenses were $4.4 million for the three months ended June 30, 2018, compared to $3.7 million for the three months ended June 30, 2017.  The increase of $0.7 million was primarily due to an increase of increase of $0.8 million in professional,  insurance and consultant fees.  Professional fees increased due to an increase in legal fees of $0.9 million related to the defense of the legal proceedings offset by a decrease in other professional services of $0.1 million.

Other Income (Expense), Net

Other expense, net was $0.2 million for the three months ended June 30, 2018, compared to $0.4 million for the three months ended June 30, 2017 due to less interest income earned during the three months ended June 30, 2018 due to lower average cash and cash equivalent balances.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue:
Product revenue	$988	$913	$75
Collaboration revenue	—	—	—
Total revenue	988	913	75
Costs and operating expenses:
Cost of product revenue	233	219	14
Research and development	16,972	14,846	2,126
Selling and marketing	1,584	12,859	(11,275)
General and administrative	9,218	7,000	2,218
Total costs and operating expenses	28,007	34,924	(6,917)
Loss from operations	(27,019)	(34,011)	6,992
Other income (expense):
Interest income	391	205	186
Interest expense	(941)	(911)	(30)
Total other expense, net	(550)	(706)	156
Net loss	$(27,569)	$(34,717)	$7,148

Revenue

We generated $1.0 million of revenue during the six months ended June 30, 2018 from sales of our ReSure Sealant product compared to $0.9 million for the six months ended June 30, 2017 due to an increase in number of units shipped on a year to date basis for both periods.

Research and Development Expenses

	Six Months Ended
	June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$38	$65	$(27)
DEXTENZA for post-surgical ocular pain and inflammation	367	871	(504)
DEXTENZA for allergic conjunctivitis	20	286	(266)
DEXTENZA for dry eye disease	—	6	(6)
OTX-TP for glaucoma and ocular hypertension	2,736	2,498	238
Unallocated expenses:
Personnel costs	8,276	7,329	947
All other costs	5,535	3,791	1,744
Total research and development expenses	$16,972	$14,846	$2,126

Research and development expenses were $17.0 million for the six months ended June 30, 2018, compared to $14.8 million for the six months ended June 30, 2017. Research and development costs increased by $2.1 million primarily as a result of an increase of $0.9 million in unallocated personnel costs and $1.7 million in all other costs, partially offset by a decrease of $0.5 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of dry eye and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension.

For the six months ended June 30, 2018, we incurred $3.1 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.4 million for our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation which was in Phase 3 clinical trials and $2.7 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. For the six months ended June 30, 2017, we incurred $3.7 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.9 million for our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation  which was in Phase 3 clinical trials, $0.3 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $6,000 for our DEXTENZA product candidate for the treatment of dry eye disease which was in a Phase 2 clinical trial and $2.5 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 2b clinical trials. Unallocated research and development expense increased $2.7 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due primarily to an increase in personnel costs of $0.9 million due to additional hiring primarily in our clinical, regulatory and quality departments, an increase in stock-based compensation expense of $0.1 million, an increase of $0.8 million in facility related costs and $0.5 million in depreciation expenses.

Selling and Marketing Expenses

	Six Months Ended
	June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$791	$3,357	$(2,566)
Professional fees	428	8,815	(8,387)
Facility related and other	365	687	(322)
Total selling and marketing expenses	$1,584	$12,859	$(11,275)

Selling and marketing expenses were $1.6 million for the six months ended June 30, 2018, compared to $12.9 million for the six months ended June 30, 2017. The decrease of $11.3 million was primarily due to a decrease of $2.6 million reduction in personnel costs, a decrease of $8.4 million in professional fees including consulting, trade shows and conferences and a decrease of $0.3 million in facility-related and other costs.   In August 2017, we reorganized our

DEXTENZA commercial plans streamlining headcount, as part of an initiative to enhance operations and reduce expenses in pre-commercialization activities.

General and Administrative Expenses

	Six Months Ended
	June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$4,072	$3,732	$340
Professional fees	4,345	2,469	1,876
Facility related and other	801	799	2
Total general and administrative expenses	$9,218	$7,000	$2,218

General and administrative expenses were $9.2 million for the six months ended June 30, 2018, compared to $7.0 million for the six months ended June 30, 2017. The increase of $2.2 million was primarily due to an increase of $0.3 million in personnel costs and additional stock-based compensation expense and an increase of $1.9 million in professional fees as a result of an increase in legal fees of $2.2 million related to the defense of the legal proceedings offset by a decrease in other professional services of $0.3 million.

Other Income (Expense), Net

Other expense, net was $0.6 million for the six months ended June 30, 2018, compared to $0.7 million for the six months ended June 30, 2017 due to less interest income earned during the six months ended June 30, 2018, due to lower average cash and cash equivalent balances.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses.  As of June 30, 2018, we had an accumulated deficit of $264.8 million.  We have generated limited revenue to date.  In 2014, we began recognizing revenue from sales of ReSure Sealant.  All of our sustained drug delivery products are in various phases of clinical and preclinical development.  We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability.  Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP.

Through June 30, 2018, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities.  In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $34.7 million after deducting underwriting discounts and offering expenses.

In November 2016, we entered into the 2016 Sales Agreement with Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  Through August 3, 2018, we have sold 2,172,348 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $15.7 million after underwriting discounts, commission and other offering expenses.

In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share.  The offering consisted of 3,571,429 shares of common stock sold by us.  We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts and offering expenses.

In March 2017, we amended our credit facility to increase the total indebtedness to $18.0 million.  We have borrowings outstanding in the amount of $15.6 million, net, for which periodic principal and interest payments are due through 2020.  See “—Contractual Obligations and Commitments” for additional information.

We may receive $10.0 million under our collaboration arrangement with Regeneron in the event Regeneron exercises its option to enter into an exclusive, worldwide license to develop and commercialize products containing our extended-delivery hydrogel formulation with us in combination with Regeneron’s large molecule VEGF-targeting compounds.  However, if the option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan and the Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25 million which cap may be increased by up to $5 million under certain circumstances.

As of June 30, 2018, we had cash and cash equivalents of $56.8 million and outstanding debt of $15.6 million, net.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents as of June 30, 2018, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort.  These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2018	2017

Cash used in operating activities	$(24,706)	$(25,708)
Cash (used in) provided by investing activities	(937)	26,548
Cash provided by financing activities	40,939	29,273
Net increase in cash and cash equivalents	$15,296	$30,113

Operating activities.  Net cash used in operating activities was $24.7 million for the six months ended June 30, 2018, primarily resulting from our net loss of $27.6 million, partially offset by non-cash charges of $5.0 million.  Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses.  Our net non-cash charges during the six months ended June 30, 2018 consisted primarily of $4.8 million of stock-based compensation expense and depreciation expense.  Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2018 consisted primarily of a decrease in accounts payable and accrued expenses of $2.3 million partially offset by a decrease in prepaid expenses and other current assets of $0.2 million.  The changes in accounts payable and accrued expenses were due to the timing of vendor invoicing and payments.

Net cash used in operating activities was $25.7 million for the six months ended June 30, 2017, primarily resulting from our net loss of $34.7 million, partially offset by non-cash charges of $4.3 million.  Our net loss was primarily attributed to research and development activities, selling and marketing expenses as we increased pre-commercialization activities in advance of the potential approval of DEXTENZA, and our general and administrative expenses.  Our net non-cash charges during the six months ended June 30, 2017 consisted primarily of $4.1 million of stock-based compensation expense and depreciation expense.  Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2017 consisted primarily of an increase in accounts payable and accrued expenses of $5.2 million and an increase in prepaid expenses and other current assets of $0.6 million.  The changes in prepaid expenses and other current assets, accounts payable and accrued expenses were due to increased product development activities, pre-commercialization activities and the timing of vendor invoicing and payments.

Investing activities.  Net cash used in investing activities for the six months ended June 30, 2018 totaled $0.9 million and net cash provided by investing activities for the six months ended June 30, 2017 totaled $26.5 million.  For the six months ended June 30, 2018, net cash used in investing activities is due to the purchases of property and equipment, primarily laboratory equipment was $0.9 million.  For the six months ended June 30, 2017, net cash provided is primarily due to the maturities of marketable securities of $35.2 million offset by the purchase of marketable securities of $3.0 million.  For the six months ended June 30, 2017, the purchases of property and equipment, primarily laboratory equipment was $5.7 million.

Financing activities.  Net cash provided by financing activities for the six months ended June 30, 2018 was $40.9 million and for the six months ended June 30, 2017 was $29.3 million.  Net cash provided by financing activities for the six months ended June 30, 2018 consisted primarily of proceeds from our follow-on offering in January 2018 and the 2016 Sales Agreement of $43.1 million, net of underwriting discounts and other offering expenses, and $0.3 million from the exercise of common stock options offset by $2.6 million for principal payments under our amended credit facility.  Net cash provided by financing activities for the six months ended June 30, 2017 consisted primarily of proceeds from our follow-on offering in January 2017 and the 2016 Sales Agreement of $27.1 million, net of underwriting discounts and other offering expenses, $2.4 million (net) in borrowings under our amended credit facility, and $0.2 million from issuance of common stock pursuant to our employee stock purchase plan offset by $0.4 million for insurance costs financed by a third party.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources focused on the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, DEXTENZA and OTX-TP;

•	continue clinical trials of our product candidates OTX-TIC and OTX-TKI;

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

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds other than amounts we may receive from Regeneron for potential option exercise, development, regulatory and sales milestones and royalties under our collaboration.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  The covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge of intellectual property limit our ability to obtain additional debt financing.  If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

As discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Since we currently anticipate that our existing capital resources will enable us to meet our planned operational expenses, debt service obligations, and capital expenditures, based on our current operating plans, into the second quarter of calendar year 2019, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year of the issuance date of these unaudited condensed consolidated financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts.

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

Contractual Obligations and Commitments

At June 30, 2018, there have been no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of June 30, 2018, we had cash and cash equivalents of $56.8 million, which consisted of money market funds.  We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased our common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs’ deadline to file an opposition to the motion to dismiss is September 4, 2018, and defendants will file a reply within thirty days thereafter.

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

By order dated January 29, 2018, the court consolidated the state court Corwin and Madera complaints under the Corwin docket and appointed lead counsel for plaintiffs.  On February 28, 2018, plaintiffs filed a consolidated amended complaint.  The consolidated complaint names substantially the same defendants and is premised on substantially similar allegations as the previous Corwin and Madera complaints, asserting claims for breach of fiduciary duty against the individual defendants and unjust enrichment against the two SV entity defendants.  On April 17, 2018, all defendants served a motion to dismiss the consolidated amended complaint.  On June 22, 2018, plaintiffs served their opposition to the motion to dismiss and a cross-motion to stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts.  The briefing on the motion to dismiss remains ongoing.  On July 30, 2018, the parties filed a joint motion to stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts.

On January 31, 2018, a third purported shareholder derivative suit was filed against certain of our current and former executive officers, certain current and former board members, and us as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Brian Robinson v. Sawhney et al., Case. No. 1:18-cv-10199.  The complaint includes allegations similar to those made in the Corwin and Madera complaints. The complaint does not name either SV Life Sciences Fund, IV, LP or SV Life Sciences Fund IV Strategic Partners, LP as defendants, and adds two former officers as defendants.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seeks to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On April 30, 2018, all defendants filed a motion to dismiss or stay the complaint.  Plaintiff filed his opposition on June 22, 2018. On July 26, 2018, the parties filed a joint motion to extend the deadline for defendants to file their reply brief pending the potential substitution of the named shareholder plaintiff.

On February 16, 2018, a fourth purported shareholder derivative suit was filed against certain of our current and former executive officers, certain current and former board members, and us as a nominal defendant, in the United States District Court for the District of Delaware, captioned Terry Kelly v. Sawhney et al., Case. No. 1:18-cv-00277.  The

complaint includes allegations similar to those made in the Corwin and Madera complaints.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct. The complaint also asserts an unjust enrichment claim against SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP.  The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On June 11, 2018, the parties filed a stipulation staying the lawsuit pending final judgment in the consolidated derivative action pending in Massachusetts state court under the Corwin docket, described above.  The court entered an order staying the case on June 12, 2018.

We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits.

In addition, we have received a subpoena from the SEC, dated December 15, 2017, requesting documents and information concerning DEXTENZA (dexamethasone insert) 0.4mg, including related communications with the U.S. Food and Drug Administration, investors and others.  We intend to fully cooperate with the SEC regarding this non-public, fact-finding inquiry.  The SEC has informed us that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

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

Since inception, we have incurred significant operating losses. Our net losses were $44.7 million for the year ended December 31, 2016, $63.4 million for the year ended December 31, 2017 and $27.6 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $264.8 million. Through June 30, 2018, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and in preparation for a potential commercial launch of DEXTENZA®. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, DEXTENZA and OTX-TP;

•	continue clinical trials of our product candidates OTX-TIC and OTX-TKI;

•	conduct joint research and development under our strategic collaboration with Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds to treat retinal diseases;

•	continue the research and development of our other product candidates;

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

We may never succeed in these activities and may never generate revenue that is sufficient or great enough to achieve profitability.  In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our new drug application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain.  This 2016 CRL pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office, or the District Office, in February 2016 that were documented on FDA Form 483.  In November 2016, we received notice from the District Office accepting that our responses satisfactorily addressed the remaining corrective actions in the Form 483.  Since receiving the CRL, we have also had ongoing communications with the FDA, including the New England District Office and offices within the Center for Drug Evaluation and Research, or CDER, including the Office of Process and Facilities, with regard to the manufacturing issues and our plan for a resubmission of our NDA.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a second CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, stating that the FDA had determined that it could not approve the NDA in its then-present form.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the May 2017 pre-NDA approval inspection.  In May 2017, we submitted our initial response to the Form 483 and, in November 2017, we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.

The remediation efforts we have undertaken in response to the FDA’s inspectional observations and as a result of further internal review include upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes are intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. In December 2017, we requested a meeting with the FDA to describe our remediation efforts and NDA resubmission plans and to seek feedback.  A meeting was granted in January 2018, and we believe that the preliminary written responses from the FDA to our questions fully addressed our meeting objectives. We decided that the meeting would no longer be necessary because of the completeness of the FDA’s response and that the FDA’s comments do not require substantial change in our manufacturing or regulatory plans. As a result, the correspondence with the FDA will represent the official record of that previously scheduled meeting.  We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018.  Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA, with input from CDER’s Office of Process and Facilities, as part of the NDA review process, and are necessary prior to NDA approval.  If we are unable to resolve these inspectional observations in a timely manner, resolve any additional inspectional observations that may be identified in our upcoming re-inspection or achieve consistency in our commercial stage manufacturing process, the potential approval of our NDA would be delayed or prevented.

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

As of June 30, 2018, we had cash and cash equivalents of $56.8 million and outstanding debt of $15.6 million, net.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of June 30, 2018, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of calendar year 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds other than the amounts we are entitled to receive from Regeneron for potential option exercise, development, regulatory and sales milestones and royalty payments under our collaboration.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under our credit facility may limit our ability to obtain additional debt financing.

If we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness.  Under our current credit facility, as amended, we had $15.6 million of outstanding principal amount of indebtedness as of June 30, 2018.  Our obligations under this facility are secured by all of our assets other than our intellectual property.  Our intellectual property rights are subject to a negative pledge arrangement under the facility.  We could in the future incur additional indebtedness beyond such amounts, including by potentially amending our credit facility.

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

According to the trial protocols, the two primary efficacy endpoints in our completed Phase 2 and the first two Phase 3 clinical trials are fixed sequence endpoints.  As such, a statistical analysis of the trial results required that we first assess the primary endpoint regarding absence of inflammatory cells in the study eye.  The protocol and statistical analysis plan for the trial did not contemplate assessing the primary endpoint regarding absence of pain in the study eye in the event the clinical trial of DEXTENZA did not meet the first primary endpoint with statistical significance.  The FDA has informed us that the hierarchy of the two primary endpoints for post-surgical ocular pain and inflammation is applicable in connection with their review of our NDA seeking approval for DEXTENZA for an ocular pain indication.  However, the FDA has also informed us that pain endpoints from the Phase 2 and first two Phase 3 trials, with respect to which we received favorable data, would support the NDA submission.  Therefore, in September 2015, we submitted to the FDA an NDA for DEXTENZA for an ocular pain indication using the existing data from our completed Phase 2 and first two Phase 3 clinical trials notwithstanding the FDA’s comment regarding the applicability of the hierarchy of the two primary endpoints in our completed Phase 2 and Phase 3 clinical trials.  In July 2017, we received a CRL from the FDA regarding our resubmitted NDA for DEXTENZA stating that the FDA had determined that it could not approve the NDA in its then-present form.  FDA concerns included deficiencies in manufacturing process and analytical testing related to manufacturing of drug product identified during a pre-NDA approval inspection of our manufacturing facility.  In our response to the FDA regarding these deficiencies, we also had to furnish a safety update regarding all completed trials of DEXTENZA, regardless of indication, dosage form or dose level.

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

We may not be able to initiate or continue clinical trials for our extended-delivery drug delivery product candidates or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States.  Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with patient enrollment.  For example, in the third quarter of 2017, we initiated a Phase 1 clinical trial of OTX-TIC outside the United States.  After several months, after not enrolling any patients, we closed this trial in the second quarter of 2018.

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

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business.  These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation.  Following an inspection by the FDA in March 2015, for example, we received an FDA Form 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting.  We submitted our response, which was accepted by the FDA, and updated our procedures.  In addition, in February 2016, as part of the review of our NDA for

DEXTENZA, the FDA conducted a pre-NDA approval inspection of our manufacturing operations.  As a result of this inspection, we received an FDA Form 483 containing inspectional observations focused on process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes.  We addressed some observations before the inspection was closed and responded to the FDA with a corrective action plan to complete the inspection process.  In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to the deficiencies in manufacturing process and controls identified during the pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office in February 2016 that were documented on the February Form 483.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on procedures for manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a second CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, stating that the FDA had determined that it could not approve the NDA in its then-present form.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the May 2017 pre-NDA approval inspection.  In May 2017, we submitted our initial response to the Form 483 and, in November 2017, we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.

The remediation efforts we have undertaken in response to the FDA’s inspectional observations and as a result of further internal review include upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes are intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. In December 2017, we requested a meeting with the FDA to describe our remediation efforts and NDA resubmission plans and to seek feedback.  A meeting was granted in January 2018, and we believe that the preliminary written responses from the FDA to our questions fully addressed our meeting objectives. We decided that the meeting would no longer be necessary because of the completeness of the FDA’s response and that the FDA’s comments have not required any substantial change in our manufacturing or regulatory plans. As a result, the correspondence with the FDA will represent the official record of that previously scheduled meeting.   We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018. Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA with input from CDER’s Office of Process and Facilities, as part of the NDA review process, and are necessary prior to NDA approval.  If we are unable to resolve these inspectional observations in a timely manner, resolve any additional inspectional observations that may be identified in our upcoming re-inspection or achieve consistency in our commercial stage manufacturing process,  the potential approval of our NDA would be delayed or prevented.

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

ReSure Sealant or any of our product candidates that receives marketing approval may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community.  We commercially launched ReSure Sealant in the first quarter of 2014 and cannot yet accurately predict whether it will gain market acceptance and become commercially successful.  For example, we previously commenced commercialization in Europe of an earlier version of ReSure Sealant that was approved and marketed as an ocular bandage.  We recognized $0.1 million of revenue from the commercialization of this product through 2012.  However, we ceased our commercialization of the product in 2012 to focus on the ongoing clinical development of ReSure Sealant pursuant to FDA requirements.  If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable.

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

There are risks involved with both establishing our own sales, marketing and distribution capabilities and with entering into arrangements with third parties to perform these services.  We may not be successful in entering into arrangements with third parties to sell, market and distribute our products or may be unable to do so on terms that are most beneficial to us.  Such third parties may have interests that differ from ours.  We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to market, sell and distribute our products effectively.  If a substantial number of independent distributors on whom we rely, or any significant independent distributor, were to cease to do business with us within a short period of time, our sales of products sold by such distributor or distributors could be adversely affected.  In such a situation, we may need to seek alternative independent distributors.  Because of the competition for their services, we may be unable to recruit additional qualified independent distributors to work with us.  Our product revenues and our profitability, if any, under third-party collaboration including our collaboration with Regeneron, distribution or other marketing arrangements may also be lower than if we were to sell, market and distribute a product ourselves.  On the other hand, recruiting and training a sales force is expensive and time-consuming and could delay any product launch.  If the commercial launch of any product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses.  This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Subject to the approval of our filed NDA for DEXTENZA for the treatment of post-surgical ocular pain, we will apply for a transitional pass-through reimbursement status, or C code, for DEXTENZA from the Centers for Medicare and Medicaid Services, or CMS, and expect pricing for DEXTENZA while in pass-through status to be approximately $450 to $500 per surgery.  We expect pass-through status would remain in effect for up to three years depending on when we apply for and receive this reimbursement code.  We have submitted an application to the CMS for a J code for DEXTENZA and expect to submit to the CMS for a standard J code for our OTX-TP product candidate, if our clinical trials are successful and if our NDA filings and sNDA are approved by the FDA.  There are no assurances that we will be successful in obtaining and retaining reimbursement for our product candidate.

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

In some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to enforce or maintain the patents, covering technology that we license from third parties.  In particular, the license agreement that we have entered into with Incept, LLC, or Incept, an intellectual property holding company, which covers all patent rights and a significant portion of the technology for ReSure Sealant and our product candidates, provides that, with limited exceptions, Incept has sole control and responsibility for ongoing prosecution for the patents covered by the license agreement.  In addition, although we have a right under the Incept license to bring suit against third parties who infringe our licensed patents in our field, other Incept licensees may also have the right to enforce our licensed patents in their own respective fields without our oversight or control.  Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest.  For example, three of our licensed patents related to ReSure Sealant were invalidated and rendered unenforceable following their assertion by Integra LifeSciences Holdings Corporation, another licensee of Incept. We also have no right to control the defense of any of our licensed patents if their validity or scope is challenged before the U.S. Patent and Trademark Office, or USPTO, European Patent Office, or other patent office or tribunal.  Instead, we would essentially rely on our licensor to defend such challenges, and it may not do so in a way that would best protect our interests.  Therefore, our licensed patents and applications may not be prosecuted, enforced, defended or maintained in a manner consistent with the best interests of our business.  If Incept fails to prosecute, enforce or maintain such patents, or loses rights to those patents, our licensed patent portfolio may be reduced or eliminated.

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

The FDA has also completed two inspections of our manufacturing facility in connection with our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  After each inspection, we received a Form 483 from the FDA pertaining to deficiencies in our manufacturing processes identified during such inspection.  After we responded to the issues which had been identified with corrective action plans, we subsequently received a CRL from the FDA.  Following the July 2016 CRL, we resubmitted our NDA to the FDA in January 2017.  After the May 2017 inspection, we received a Form 483 from the FDA focused on procedures from manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  We received a CRL regarding these and other matters in July 2017.  In November 2017, we submitted our complete responses to the FDA in an effort to close out the Form 483 deficiencies.  We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018.   However, if we are unable to address such issues successfully or if the FDA determines that the actions we have taken or will take to remediate such issues to be inadequate, our ability to commercialize any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

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

If our operations or the operations of our present and future collaborators are found to be in violation of any of the laws described above or any governmental regulations that apply to us or them, we or they may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations.  Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our or their financial results.  We are developing and implementing a corporate compliance program designed to ensure that we will market and sell any future products that we successfully develop from our product candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.  If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

In July 2017, we experienced a decline in our stock price following our announcement that we had received notice of the FDA’s determination that it could not approve our NDA for DEXTENZA in its present form. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In July and August 2017, class action lawsuits were filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, which have subsequently been transferred to the United States District Court for the District of Massachusetts at our request. In addition, in July 2017, shareholder derivative actions were filed against certain of our current and former executive officers, certain of our current and former board members, and two of our investors and against the company as a nominal defendant, in the United States District Court for the District of Massachusetts and in Massachusetts Superior Court (Suffolk County).  These actions were re-filed in October and December 2017, were consolidated by court order in January 2018, and are now pending under one docket in Massachusetts Superior Court (Suffolk County).  In January 2018, a third shareholder derivative action was filed against us, certain of our current and former executive officers, and certain of our current and former board members in the United States District Court for the District of Massachusetts.  In February 2018, a fourth shareholder derivative action was filed against us, certain of our current and former executive officers, certain of our current and former board members, and two of our investors in the United States District Court for the District of Delaware. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

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

Item 5. Other Information.

On August 6, 2018, we entered into a Second Amendment to Employment Agreement with Amarpreet S. Sawhney, Ph.D., our Executive Chairman, to provide for Dr. Sawhney’s transition from Executive Chairman to Chairman of the Board of Directors. This amendment amends Dr. Sawhney’s existing Amended and Restated Employment Agreement with us, dated as of June 24, 2014, as previously amended by the First Amendment to Employment Agreement on June 20, 2017.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.1	Second Amendment to Employment Agreement, by and between Ocular Therapeutix, Inc. and Amarpreet S. Sawhney, dated August 6, 2018					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: August 7, 2018	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)