Form 10-Q
period 2018-09-30
OCULAR THERAPEUTIX, INC
filed 2018-11-07
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, there were 41,095,372 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our plans to develop and commercialize our product candidates based on our proprietary, bioresorbable hydrogel technology platform;

•

the timing of and our ability to submit applications and obtain regulatory approval for DEXTENZA® and our other product candidates, including our New Drug Application, or NDA ,we resubmitted to the U.S. Food and Drug Administration, or FDA, for  DEXTENZA for the treatment of post-surgical ocular pain;

•	our ability to manufacture DEXTENZA in compliance with current Good Manufacturing Practices, or cGMP;

•	our ability to build and manage a sales, marketing and distribution infrastructure to support the commercialization of DEXTENZA if the FDA approves our NDA for DEXTENZA;

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

•

the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA, OTX-TP and our other product candidates and, specifically, our ability to respond to and resolve the FDA warning letter received with respect to ReSure® Sealant on October 18, 2018;

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

•

our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives,  including potential opportunities outside the field of ophthalmology;

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

Ocular Therapeutix, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$56,861	$41,538
Accounts receivable	240	226
Inventory	102	122
Prepaid expenses and other current assets	1,071	1,453
Total current assets	58,274	43,339
Property and equipment, net	10,382	10,478
Restricted cash	1,614	1,614
Total assets	$70,270	$55,431
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,777	$3,571
Accrued expenses and deferred rent	4,535	4,310
Notes payable, net of discount, current	6,094	5,545
Total current liabilities	13,406	13,426
Deferred rent, long-term	3,274	3,387
Notes payable, net of discount, long-term	8,073	12,471
Total liabilities	24,753	29,284
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized and 40,524,335 and 29,658,202 shares issued and outstanding at September 30, 2018 and December 31, 2017	4	3
Additional paid-in capital	325,357	263,409
Accumulated deficit	(279,844)	(237,265)
Total stockholders’ equity	45,517	26,147
Total liabilities and stockholders’ equity	$70,270	$55,431

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$498	$523	$1,486	$1,436
Total revenue	498	523	1,486	1,436
Costs and operating expenses:
Cost of product revenue	115	125	348	344
Research and development	9,685	8,126	26,657	22,972
Selling and marketing	1,067	3,238	2,651	16,097
General and administrative	4,447	4,230	13,665	11,230
Total costs and operating expenses	15,314	15,719	43,321	50,643
Loss from operations	(14,816)	(15,196)	(41,835)	(49,207)
Other income (expense):
Interest income	230	115	621	320
Interest expense	(424)	(491)	(1,365)	(1,402)
Other income (expense), net	—	5	—	5
Total other expense, net	(194)	(371)	(744)	(1,077)
Net loss	$(15,010)	$(15,567)	$(42,579)	$(50,284)
Net loss per share, basic and diluted	$(0.38)	$(0.54)	$(1.15)	$(1.76)
Weighted average common shares outstanding, basic and diluted	39,017,922	29,087,654	37,111,200	28,601,179
Comprehensive loss:
Net loss	$(15,010)	$(15,567)	$(42,579)	$(50,284)
Other comprehensive loss:
Unrealized gain on marketable securities	—	—	—	5
Total other comprehensive income	—	—	—	5
Total comprehensive loss	$(15,010)	$(15,567)	$(42,579)	$(50,279)

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(42,579)	$(50,284)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,534	5,212
Non-cash interest expense	265	309
Depreciation and amortization expense	1,704	1,097
(Gain)/loss on disposal of property and equipment	—	(5)
Purchase of premium on marketable securities	—	(3)
Amortization of premium on marketable securities	—	17
Changes in operating assets and liabilities:
Accounts receivable	(14)	(28)
Prepaid expenses and other current assets	382	507
Inventory	20	(14)
Accounts payable	(1,003)	163
Accrued expenses and deferred rent	112	2,939
Net cash used in operating activities	(35,579)	(40,090)
Cash flows from investing activities:
Purchases of property and equipment	(1,410)	(7,688)
Proceeds from sale of property and equipment	—	5
Purchases of marketable securities	—	(3,000)
Proceeds from maturities of marketable securities	—	38,200
Net cash (used in) provided by investing activities	(1,410)	27,517
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	3,700
Proceeds from exercise of stock options	346	179
Proceeds from issuance of common stock pursuant to employee stock purchase plan	119	157
Proceeds from issuance of common stock offering, net	55,961	28,657
Payments of insurance costs financed by a third party	—	(591)
Repayment of notes payable	(4,114)	(1,300)
Net cash provided by financing activities	52,312	30,802
Net increase in cash, cash equivalents and restricted cash	15,323	18,229
Cash, cash equivalents and restricted cash at beginning of period	43,152	34,664
Cash, cash equivalents and restricted cash at end of period	$58,475	$52,893
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$198	$314
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$11	$12

The accompanying notes are an integral part of these financial statements.

Ocular Therapeutix, Inc.

Notes to the Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc.  (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware.  The Company is a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary, bioresorbable hydrogel platform technology.  The Company uses this technology to tailor duration and amount of delivery of a range of therapeutic agents of varying duration in its product candidates.  Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of its products and product candidates and building the initial sales and marketing infrastructure for the commercialization of the Company’s approved product and product candidates.

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

As of September 30, 2018, the Company’s lead product candidates were in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations, including to support the planned commercial launch of DEXTENZA®, subject to receiving FDA approval for its new drug application, or NDA, for post-surgical ocular pain filed on June 28, 2018 with a target action date under the Prescription Drug User Fee Act (commonly known as “PDUFA”) of December 28, 2018.

The Company believes that its existing cash and cash equivalents as of September 30, 2018, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements into the second quarter of calendar year 2019. Management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements. The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of September 30, 2018, the Company had an accumulated deficit of $279,844.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K on file with the SEC.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2018 and results of operations and cash flows for the nine months ended September 30, 2018 and 2017 have been made.  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

The Company’s cash equivalents at September 30, 2018 and December 31, 2017, were carried at fair value determined according to the fair value hierarchy described above (see Note 3).  The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.  The carrying value of the Company’s outstanding notes payable (see Note 6) approximates fair value reflecting interest rates currently available to the Company.

Restricted Cash

The Company held certificates of deposit totaling $1,614 at September 30, 2018 and December 31, 2017, as security deposits for the lease of the Company’s manufacturing space and current corporate headquarters.  The Company has classified these certificates of deposit as long-term restricted cash on its balance sheet.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”).  ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total amounts shown on the statement of cash flows.  The Company adopted ASU 2016-18 effective January 1, 2018 and has reflected the adoption retrospectively to all periods presented. The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	September 30,	September 30,	December 31,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$56,861	$51,165	$41,538	$32,936
Restricted cash	1,614	1,728	1,614	1,728
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$58,475	$52,893	$43,152	$34,664

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. A reporting entity must apply the amendments in the ASU prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 effective January 1, 2018, as required, and its adoption did not have a material impact on the Company’s financial statements. The adoption of ASU 2017-09, however, will have an impact on the accounting for the modification of stock-based awards, if any, to the extent stock-based awards are modified.

Recently Issued Accounting Pronouncements

In February 2016 and July 2018, the FASB issued ASU No. 2016-02, Leases (ASC 842) (“ASU 2016-02”) and ASU No. 2018-11, Targeted Improvements to ASC 842, Leases.  These standards require lessees to recognize most leases on the balance sheet.  This is expected to increase both reported assets and liabilities.  The new lease standards do not substantially change lessor accounting.  For public companies, the standards will be effective for the first interim reporting period within annual periods beginning after December 15, 2018.  Lessees and lessors will be required to apply the new standards at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method.  The requirements of these standards include the presentation of right to use assets and the relative liability on the Company’s balance sheet for certain leasing arrangements, which previously have not been recorded on the balance sheet as well as a significant increase in required disclosures.  The Company expects that adopting this new accounting guidance will have a material impact on the financial statements and footnote disclosures.

In September 30, 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard will be effective beginning January 1, 2019 and early adoption is permitted. The Company does not expect that the adoption of ASU 2018-07 will have a material impact on its results of operations.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$50,163	$—	$50,163
Total	$—	$50,163	$—	$50,163

	Fair Value Measurements as of
	December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$40,386	$—	$40,386
Total	$—	$40,386	$—	$40,386

During the nine months ended September 30, 2018 there were no transfers between Level 1, Level 2 and Level 3.

4. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the nine-month periods ended September 30, 2018 or 2017.  The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2018 and December 31, 2017, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

In accordance with SEC Staff Accounting Bulletin No. 118, which addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the legislation commonly referred to as the Tax Cuts and Jobs Act, the Company has recorded provisional amounts during the year ended December 31, 2017.  The Company filed its 2017 U.S. corporate income tax return in October 2018 and there was no resulting impact on any provisional amounts recorded in the Company’s income tax provision for the year ended December 31, 2017.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2018 or December 31, 2017.  As of September 30, 2018 and December 31, 2017, the Company had no accrued interest or tax penalties recorded related to income taxes.  The Company’s income tax return reporting periods since December 31, 2014 are open to income tax audit examination by the federal and state tax authorities.  In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

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

If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan.  The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates.  If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product.  Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.  Through September 30, 2018, the Option has not been exercised, and no payments have been made to Regeneron.

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

The Company was obligated to make interest-only payments under the Amended Credit Facility until February 1, 2018, at which time the Company became obligated to make monthly principal and interest payments through December 1, 2020.  Amounts borrowed under the Amended Credit Facility are at LIBOR base rate, subject to 1.00% floor, plus 7.25% with an indicative interest rate of 8.25% as of the amendment date.  In addition, a final payment equal to 3.5% of amounts drawn under the Amended Credit Facility is due upon the maturity date of December 1, 2020, which the Company has accrued for using the effective interest rate method.  At September 30, 2018 and December 31, 2017, the outstanding balance amounted to $14,167 and $18,016,  including the amount accrued for the 3.5% final payment respectively, net of unamortized discount.

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

As of September 30, 2018, the annual repayment requirements for the Amended Credit Facility, inclusive of the final payment of $630 due at expiration, were as follows:

		Final
Year Ending December 31,	Principal	Payment	Total
Remainder of 2018	$1,544	$—	$1,544
2019	6,171	—	6,171
2020	6,171	630	6,801
	$13,886	$630	$14,516

Interest paid amounted to $1,131 and $1,075 for the nine months ended September 30, 2018 and 2017, respectively.

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

In November 2016, the Company entered into a controlled equity offering sales agreement (the “2016 Sales Agreement”) with Cantor Fitzgerald & Co., under which the Company may offer and sell its common stock having aggregate proceeds of up to $40,000 from time to time.  In the three and nine months ended September 30, 2017, the Company sold 258,860 and 690,999 shares of common stock at-the-market under the 2016 Sales Agreement, resulting in net proceeds of approximately $1,573 and $5,384 after underwriting discounts, commission and expenses, respectively.  In the three and nine months ended September 30, 2018, the Company sold 2,026,031 and 3,192,566 shares of common stock at-the-market under the 2016 Sales Agreement, resulting in net proceeds of approximately $12,852 and $21,241, respectively, after underwriting discounts, commissions and expenses. Through September 30, 2018, the Company has sold 4,083,134 shares of common stock at-the-market under the 2016 Sales Agreement, resulting in net proceeds of approximately $27,844 after underwriting discounts, commissions and expenses.  As of September 30, 2018, the Company had approximately $10,864 available for future sale under the 2016 Sales Agreement.

8. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common stockholders	$(15,010)	$(15,567)	$(42,579)	$(50,284)
Denominator:
Weighted average common shares outstanding, basic and diluted	39,017,922	29,087,654	37,111,200	28,601,179
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.54)	$(1.15)	$(1.76)

The Company excluded the following common stock equivalents, outstanding as of September 30, 2018 and 2017, from the computation of diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 because they had an anti-dilutive impact due to the net loss incurred for the periods.

	As of September 30,
	2018	2017
Options to purchase common stock	5,175,803	4,106,763
Warrants for the purchase of common stock	18,939	18,939
	5,194,742	4,125,702

9. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards.  The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2018, the number of shares available for issuance under the 2014 Plan was increased by 1,186,328.  As of September 30, 2018, 1,649,106 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”).  The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2018, the number of shares available for issuance under the 2014 Plan was increased by 148,291.  During the nine months ended September 30, 2018,  29,141 shares of common stock were issued.  As of September 30, 2018,  453,824 shares remained available for issuance under the ESPP.

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

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$627	$563	$1,853	$1,674
Selling and marketing	116	59	343	527
General and administrative	1,130	1,129	3,338	3,011
	$1,873	$1,751	$5,534	$5,212

As of September 30, 2018, the Company had an aggregate of $12,789 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.

As of September 30, 2018, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 17,084 shares of common stock.

10. Commitments and Contingencies

Intellectual Property Licenses

The Company has a license agreement with Incept LLC (“Incept”) to use and develop certain patent rights (the “Incept License”).  Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions.  The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license.  Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company.  The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License.  Through September 30, 2018, royalties paid under this agreement related to product sales were $199 and have been charged to cost of product revenue.

On September 13, 2018, (the “Effective Date) the Company entered into a second amended and restated license agreement (the “Second Amended Agreement”) with Incept.  The Second Amended Agreement amends and restates in full the Company’s prior amended and restated Incept License (the “Prior Agreement” or “Original License”)  to expand the scope of the Company’s intellectual property license and modify future intellectual property ownership and other rights thereunder.

License Rights; Ownership of Intellectual Property

The parties have agreed to expand the field of use of the exclusive, worldwide, perpetual, irrevocable license held by the Company under the Prior Agreement to include specified intellectual property rights and technology owned or controlled by Incept to make, have made, use, offer for sale, sell, sublicense, have sublicensed, offer for sublicense and import, (i) consistent with the Prior Agreement, products delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to all human ophthalmic diseases or conditions (the “Ophthalmic Field of Use”) and (ii) as a result of the expansion of the scope of the Original License, products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions (the “Additional Field of Use”).  The parties have further agreed to expand the field of use of the Original License for certain patents, patent applications and other rights pertaining to shape-changing hydrogel formulations thereunder (the “Shape-Changing IP”) to include all fields except those involving the nerves and associated tissues specified in the Second Amended Agreement.

The Company will solely own, without a license to Incept, all intellectual property rights conceived solely by one or more individuals from the Company (“Company Individuals”) after the Effective Date, subject to exceptions specified therein.  Subject to certain exceptions specified in the Second Amended Agreement, Incept will own and license to the Company (i) all intellectual property rights included in the Original License (“Original IP”) in the Ophthalmic Field of Use and the Additional Field of Use, (ii) intellectual property rights in the field of drug delivery conceived by one or more Company Individuals on or before the Effective Date (“Incept IP”), and (iii) intellectual property rights in the field of drug delivery conceived by one or more Company Individuals jointly with one or more individuals from Incept, including Dr. Sawhney (“Incept Individuals”), after the Effective Date (“Joint IP” and, collectively with the Original IP and the Incept IP, the “Licensed IP”).

Financial Terms

The Company and any of its sublicensees are obligated to pay Incept royalties as follows under the Agreement: (i) consistent with the Prior Agreement, a royalty equal to a low single-digit percentage of net sales by the Company or its affiliates of products, devices, materials, or components thereof (“Licensed Products”), including or covered by Original IP, excluding the Shape-Changing IP, in the Ophthalmic Field of Use; (ii) a royalty equal to a mid-single-digit percentage of net sales by the Company or its affiliates of Licensed Products including or covered by Original IP, excluding the Shape-Changing IP, in the Additional Field of Use; and (iii) a royalty equal to a low single-digit percentage of net sales by the Company or its affiliates of Licensed Products including or covered by Incept IP or Joint IP in the field of drug delivery.  Royalty obligations under the Second Amended Agreement commence with the first commercial sale of a Licensed Product described above and terminate upon the expiration of the last-to-expire patents included in the Licensed IP, as applicable.  Any sublicensee of the Company also will be obligated to pay Incept royalties on net sales of Licensed Products made by it and will be bound by the terms of the Second Amended Agreement to the same extent as the Company. Additionally, at its sole discretion, Incept may require, as a condition of any sublicense by the Company in the Additional Field of Use and in exchange for a reduction in the royalties owed on net sales of Licensed Products described above, payments equal to a mid-teen percentage of any upfront payment and, subject to certain conditions, other payments received by the Company from the sublicensee.

Patent Prosecution and Litigation

Incept will continue to have sole control and responsibility for ongoing prosecution of patents included in the Original IP, and the Company will have sole control and responsibility for ongoing prosecution of patents and patent applications included in or arising under the Incept IP or Joint IP.  The parties have agreed to work together in good faith to enter into a separate agreement under which, subject to certain limitations, the Company would assume control of the prosecution of patents and patent applications included in or arising under the Shape-Changing IP.  The Company has the right, subject to certain conditions, to bring suit against third parties who infringe the patents included in the Original IP in the Ophthalmic Field of Use or the Additional Field of Use, patents included in the Incept IP in the drug delivery filed, patents included in the Joint IP in the drug delivery field, and patents included in the Shape-Changing IP in all fields except as described above.  The Company has also agreed, if requested by Incept, to enter into a joint defense and prosecution agreement for the purpose of allowing the parties to share confidential and attorney-client privileged information regarding the possible infringement of one or more patents covered by the Second Amended Agreement. The Company is responsible for all costs incurred in prosecuting any infringement action it brings.

Term and Termination

The Second Amended Agreement will expire on the later of (i) the expiration or disclaimer by the Company of the last valid claim of an issued and unexpired patent included in the Licensed IP or (ii) the final unappealable rejection or abandonment of the last pending patent application arising under the Licensed IP.  Either party may terminate the Second Amended Agreement in the event of the other party’s insolvency, bankruptcy or comparable proceedings, or if the other party materially breaches the agreement and does not cure such breach during a specified cure period.

Collaboration Agreement

In October 2016, the Company entered into the Collaboration Agreement with Regeneron as described in Note 5.  Under the terms of the Collaboration Agreement, the Company has granted Regeneron an Option to enter into an exclusive, worldwide license to develop and commercialize products containing the Company’s hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds.  If the Option is exercised, the Company is obligated to reimburse Regeneron for certain development costs incurred under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased the Company’s common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the

Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs’ filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018.

The Company denies any allegations of wrongdoing and intends to vigorously defend against these lawsuits.

Shareholder Derivative Litigation

On July 11, 2017, a purported shareholder derivative lawsuit was filed against certain of the Company’s current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Robert Corwin v. Sawhney et al., Case No. 1:17-cv-11270.  The complaint generally alleged that the individual defendants breached fiduciary duties owed to the Company by making allegedly false and/or misleading statements concerning the Form 483 related to DEXTENZA and our manufacturing operations for DEXTENZA.  The complaint purported to assert claims against the individual defendants for breach of fiduciary duty, and sought to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct.  The complaint also sought contribution on behalf of the Company from all individual defendants for their alleged violations of Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint sought declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.  On September 20, 2017, counsel for the plaintiff filed a notice of voluntary dismissal, stating that the plaintiff wished to coordinate his efforts and proceed in a consolidated fashion with the plaintiff in a similar derivative suit that was pending in the Superior Court of Suffolk County of the Commonwealth of Massachusetts captioned Angel Madera v. Sawhney et al., Case. No. 17-2273 (which is discussed in the paragraph immediately below) by filing an action in that court subsequent to the dismissal of this lawsuit.  The Corwin lawsuit was dismissed without prejudice on September 21, 2017.  On October 24, 2017, the plaintiff filed a new derivative complaint in Massachusetts Superior Court (Suffolk County), captioned Robert Corwin v. Sawhney et al., Case No. 17-3425 (BLS2).  The new Corwin complaint includes allegations similar to those made in the federal court complaint and asserts a derivative claim for breach of fiduciary duty against certain of our current and former officers and directors. The complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP.  The complaint also names the Company as a nominal defendant.

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

By order dated January 29, 2018, the court consolidated the state court Corwin and Madera complaints under the Corwin docket and appointed lead counsel for plaintiffs. On February 28, 2018, plaintiffs filed a consolidated amended complaint.  The consolidated complaint names substantially the same defendants and is premised on substantially similar allegations as the previous Corwin and Madera complaints, asserting claims for breach of fiduciary duty against the individual defendants and unjust enrichment against the two SV entity defendants.  On April 17, 2018, all defendants served a motion to dismiss the consolidated amended complaint.  On June 22, 2018, plaintiffs served their opposition to the motion to dismiss and a cross-motion to stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts. On July 30, 2018, the parties filed a joint motion to stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts. On August 3, 2018, the court granted the motion to stay.

On January 31, 2018, a third purported shareholder derivative suit was filed against certain of the Company’s current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Brian Robinson v. Sawhney et al., Case. No. 1:18-cv-10199.  The complaint includes allegations similar to those made in the Corwin and Madera complaints.  The complaint does not name either SV Life Sciences Fund, IV, LP or SV Life Sciences Fund IV Strategic Partners, LP as defendants, and adds two former officers as defendants.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.  On April 30, 2018, all defendants filed a motion to dismiss or stay the complaint. Plaintiff filed his opposition on June 22, 2018. On July 26, 2018, the parties filed a joint motion to extend the deadline for defendants to file their reply brief pending the potential substitution of the named shareholder plaintiff.  On August 20, 2018, the parties filed a joint stipulation and proposed order regarding plaintiff’s unopposed request to substitute a new shareholder plaintiff and the parties’ joint request that the court stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts.  On September 4, 2018, the court entered the requested order substituting the named plaintiff and staying the matter.

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

In addition, the Company has received a subpoena from the SEC, dated December 15, 2017, requesting documents and information concerning DEXTENZA (dexamethasone insert) 0.4mg, including related communications with the FDA, investors and others.  The Company received a second subpoena from the SEC on August 21, 2018, requesting documents and information concerning its participation in two investor conferences in June 2017.  The Company intends to fully cooperate with the SEC regarding this non-public, fact-finding inquiry.  The SEC has informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

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

11. Related Party Transactions

The Company has a license agreement with Incept to use and develop certain patent rights that it entered into in 2007, amended and restated in January 2012 and further amended and restated in September 2018 (see Note 10).  Incept and certain owners of Incept are shareholders of the Company.  In addition, certain employees of the Company are shareholders of Incept.  The Company’s Chairman of the Board of Directors and former President and Chief Executive Officer (“CEO”) is a general partner of Incept and has a 50% ownership stake in Incept.

In July 2017, the Company terminated a service arrangement with Axtria, Inc. (“Axtria”), a company that provided data warehouse implementation, operations and maintenance support services to the Company.  Jaswinder Chadha, co-founder and CEO of Axtria, is also a member of the Company’s Board of Directors and a cousin to the Company’s  Chairman of the Board of Directors and former President and CEO.  During the nine months ended September 30, 2017, the Company incurred expenses of $864.  As of September 30, 2018 and December 31, 2017, there were no amounts due to Axtria.

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters.  The Company’s Senior Vice President, Technical Operations, Kevin Hanley, who joined the Company in January 2018, is married to a partner at McCarter, who has not participated in providing legal services to the Company.  The Company incurred fees for legal services rendered by McCarter of $155 and $376 for the three and nine months ended September 30, 2018, respectively.  As of September 30, 2018, there was $65, recorded in accrued expenses for McCarter.

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

On July 31, 2017, the Company entered into a transition, separation and release of claims agreement (the “Ankerud Transition Agreement”), pursuant to which Eric Ankerud resigned from his role as Executive Vice President, Regulatory, Quality and Compliance of the Company, effective immediately.  Mr. Ankerud continued to serve as an at-will employee of the Company in the capacity of Senior Advisor until October 31, 2017.  He currently serves as a consultant to the Company.  Under the Ankerud Transition Agreement, Mr. Ankerud is entitled to separation benefits until October 31, 2018,  in the form of continuation of his base salary in the same amount in effect as of October 31, 2017; the payment of monthly premiums for healthcare and/or dental coverage; and provided he continues to provide services to the Company as a consultant, the continued vesting of his outstanding stock options awards in accordance with the applicable equity plans and stock option agreements.  During the third quarter of 2017, the Company recorded $386 of severance expense which are included in operating expenses in research and development.

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

The following table summarizes the restructuring and other costs reserve for the period indicated, which is included in accrued expenses in the accompany balance sheets for the period indicated:

Nine Months Ended
September 30, 2018
Restructuring and other costs at December 31, 2017	$960
Amounts paid during the period	(822)
Restructuring and other costs at September 30, 2018	$138

13.  Subsequent Event

The Company sold an additional 562,309 shares of common stock between October 1, 2018 and October 31, 2018, at-the-market under the 2016 Sales Agreement discussed in Note 7, resulting in net proceeds of approximately $3,602 after underwriting discounts, commissions and expenses.  As of November 2, 2018, the Company had approximately $7,170 available for future sale under the 2016 Sales Agreement.

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

Our lead product candidates are DEXTENZA® (dexamethasone insert), for the treatment of post-surgical ocular pain and inflammation, allergic conjunctivitis and dry eye disease, and OTX-TP (travoprost insert), for the reduction of intraocular pressure, or IOP, in patients with glaucoma and ocular hypertension. Both product candidates are extended-delivery, drug-eluting, preservative-free intracanalicular inserts that are placed into the canaliculus through a natural opening called the punctum located in the inner portion of the lower eyelid near the nose.

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

In addition to our ongoing drug product development, we currently market our sole commercial product ReSure® Sealant, a hydrogel ophthalmic wound sealant approved by the FDA to seal corneal incisions following cataract surgery.  ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

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

In June 2018, we resubmitted the NDA for DEXTENZA for the treatment of post-surgical ocular pain.  In July 2018, the FDA designated the DEXTENZA resubmission as a class 2, or major, review with a target action date under the Prescription Drug User Fee Act, commonly known as PDUFA, of December 28, 2018.  At the end of October 2018, the FDA completed a pre-NDA approval inspection of our manufacturing facility in Bedford, Massachusetts.  Following the FDA’s review of our facilities, we received Form 483 inspectional observations and we are in the process of fully responding to those observations.  Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA with input from the Office of Process and Facilities within its Center for Drug Evaluation and Research, or CDER, as part of the NDA review process, and are necessary prior to NDA approval.    We continue to expect final notification on the status of our NDA for DEXTENZA from the FDA by the December 28th PDUFA target action date.

If DEXTENZA is approved for marketing, we intend to build our own highly targeted, key account sales force that would focus on the ambulatory surgical centers responsible for the largest volumes of cataract surgery.

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

OTX-TP (intracanalicular travoprost insert)

Our second product candidate, OTX-TP, incorporates travoprost, an FDA-approved prostaglandin analog, or PGA, that reduces elevated IOP as its active pharmaceutical ingredient, into a hydrogel, drug-eluting intracanalicular insert.  This preservative-free insert is designed to elute drug for up to 90 days.  OTX-TP is being developed as a treatment to lower IOP in patients with primary open angle glaucoma and ocular hypertension.  We reported topline results from a Phase 2b clinical trial for this indication in October 2015.  We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two Phase 3 clinical trials of OTX-TP in September 2016. Our first Phase 3 trial has reached the target enrollment of 550 patients at approximately 50 sites in the United States. Based on discussions with the FDA, the first Phase 3 clinical trial design includes an OTX-TP treatment arm and a placebo-controlled comparator arm that uses a non-drug eluting hydrogel-based intracanalicular insert. The primary efficacy endpoint is superiority in the reduction of IOP from baseline in the OTX-TP treatment arm compared to the placebo arm at three diurnal time points at each of three measurement dates, 2, 6 and 12 weeks. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of IOP, compared to the placebo and a clinically meaningful reduction of IOP prior to granting marketing approval.  We have completed our target enrollment and are not screening any additional subjects.    We expect topline efficacy data from the first Phase 3 clinical trial in the first half of 2019.  We do not intend to initiate the second Phase 3 clinical trial until we receive data from the first Phase 3 clinical trial and may determine to discuss the results of this first Phase 3 clinical trial with the FDA prior to initiating a second Phase 3 clinical trial.  Given the anticipated use of OTX-TP as a chronic therapy, we intend to generate six-month (300 patients) and one-year (100 patients) safety data during the first Phase 3 clinical trial to support our product registration.  In order to meet these targets, we began enrollment in the open-label one-year safety extension study in July 2018.

OTX-TIC (intracameral travoprost implant)

OTX-TIC is our product candidate for glaucoma patients in need of a more significant reduction in IOP and ocular hypertension. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP reduction in humans.  Our investigational new drug application, or IND, for our U.S. trial became effective in the first quarter of 2018, and we dosed the first patient in May 2018. With the first patient having been treated for six months, initial assessment of early biological activity and safety supports continued development of OTX-TIC.  This trial is a multi-center, open-label, proof-of-concept clinical trial designed to evaluate the safety, durability, tolerability, and efficacy in patients with primary open-angle glaucoma or ocular hypertension.  We anticipate presenting initial results from this clinical trial in the first half of 2019.

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

OTX-TKI (intravitreal tyrosine kinase inhibitor implant)

OTX-TKI is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of OTX-TKI.  In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. We expect to dose the first patient in a Phase 1 clinical trial outside the United States in the fourth quarter of 2018.  This clinical trial will be a multi-center, open-label study to test the safety, durability and tolerability of OTX-TKI.  We also plan to evaluate biological activity by following visual acuity over time and measuring retinal thickness using standard optical coherence tomography.

OTX-IVT (intravitreal aflibercept implant) in Collaboration with Regeneron

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

ReSure®  Sealant

Following our receipt of FDA approval for ReSure Sealant, we commercially launched this product in the United States in 2014. ReSure Sealant is approved to seal corneal incisions following cataract surgery and is the first and only surgical sealant to be approved by the FDA for ophthalmic use.  In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure. While ReSure Sealant remains commercially available in the United States, there is no sales support provided to the product at this time.  We have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2018.

The FDA required two post-approval studies as a condition for approval of our premarket approval, or PMA, application for ReSure Sealant.  The first post-approval study, identified as the Clinical PAS, was to enroll at least 598 patients to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant.  We submitted the final study report of the Clinical PAS to the FDA in June 2016, and the FDA has confirmed the Clinical PAS has been completed.  The second post-approval study, identified as the Device Exposure Registry Study, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant.  The Device Exposure Registry Study is required to include at least 4,857 patients.  Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we have been unable to enroll trial sites and patients, collect patient data and report study data to the FDA.  We have provided regular periodic reports to the FDA on the progress of this post-approval study.

On October 18, 2018, we received a warning letter from the FDA, dated October 17, 2018, relating to our compliance with data collection and information reporting obligations in the Device Exposure Registry Study.  The FDA warning letter is due to a perceived lack of progress with the enrollment and related data collection and information reporting obligations for a required post-approval trial.  We believe we have made substantial efforts to meet these requirements and enroll this trial, but none of the 150 investigational sites that we approved have been interested in conducting this trial.  We have appealed the warning letter from the FDA.   ReSure Sealant currently remains commercially available in the United States, though there is no sales support provided to the product at this time.

Additional Potential Areas for Growth

In addition to our focus on formulating, developing and commercializing innovative therapies for diseases and conditions of the eye, we are also assessing the potential use of our hydrogel platform technology in new areas of the body.

On September 13, 2018, we entered into a second amended and restated license agreement, or Second Amended Agreement, with Incept LLC, an intellectual property holding company, or Incept.  The Second Amended Agreement amends and restates in full the Company’s prior amended and restated license agreement with Incept, dated as of January 27, 2012, to expand the scope of the Company’s intellectual property license to include products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions.

Financial Position

We have generated limited revenue to date.  All of our sustained release drug delivery products are in various phases of clinical and preclinical development.  We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability.  Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP.  Since inception, we have incurred significant operating losses.  Our net loss was $42.6 million and $50.3 million for the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, we had an accumulated deficit of $279.8  million.

Our total cost and operating expenses were $43.3 million for the nine months ended September 30, 2018, including $7.2 million in non-cash stock-based compensation expense and depreciation expense.  Our operating expenses are expected to grow as we continue to pursue the clinical development of our most advanced product candidates, DEXTENZA and OTX-TP; continue the research and development of our other product candidates; continue the internal development of our intravitreal hydrogel formulation for the sustained delivery of protein-based or small molecule anti-angiogenic drugs, such as anti-VEGF drugs and TKIs for the treatment of wet AMD and other back-of-the-eye diseases; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results.  In August 2017, we updated our DEXTENZA commercial plans in light of the delayed regulatory process of DEXTENZA and realized savings in operating expenses, including reduced personnel costs, as a result of streamlining headcount, as part of an initiative to reduce expenses.  As a result, we also expect to incur lower sales and marketing expenses for our product candidates until we obtain marketing approval of DEXTENZA or any of our other product candidates.  In addition, we will continue to incur additional costs associated with operating as a public company.

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

In November 2016, we entered into a controlled equity offering sales agreement, or the 2016 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time. Through October 31, 2018, we have sold an aggregate of 4,645,443 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $31.4 million after underwriting discounts, commission and other offering expenses.

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

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of September 30, 2018, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of calendar year 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort.  See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through September 30, 2018, we have generated limited amounts of revenue from the sales of our products.  Our ReSure Sealant product received PMA from the FDA in 2014.  We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2018. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

ReSure Sealant	$58	$40	$96	$105
DEXTENZA for post-surgical ocular pain and inflammation	458	308	825	1,179
DEXTENZA for allergic conjunctivitis	—	122	20	408
DEXTENZA for dry eye disease	—	—	—	6
OTX-TP for glaucoma and ocular hypertension	1,445	1,219	4,181	3,717
Unallocated expenses	7,724	6,437	21,535	17,557
Total research and development expenses	$9,685	$8,126	$26,657	$22,972

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, information technology, human resources and administrative functions.  General and administrative expenses also include facility-related costs and professional fees for legal, patent, consulting and accounting and audit services.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs.  During the three and nine months ended

September 30, 2018 and 2017, we incurred selling and marketing expenses in connection with ReSure Sealant, which we began commercializing in 2014, and marketing expenses in preparation for a potential commercial launch of DEXTENZA.

In August 2017, we reorganized our DEXTENZA commercial plans and realized savings in operating expenses, including personnel costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.  As a result, we expect our selling and marketing expenses to decrease until we begin to incur expenses in support of potential marketing approval of our product candidates.

Other Income (Expense)

Interest Income.  In 2018, interest income consists primarily of interest income earned on cash and cash equivalents.  In the three and nine months ended September 30, 2018 and 2017, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

Interest Expense.  Interest expense is incurred on our debt.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses and stock-based compensation.  We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  During the three and nine months ended September 30, 2018, there were no material changes to our critical accounting policies.  Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2018 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue:
Product revenue	$498	$523	$(25)
Total revenue	498	523	(25)
Costs and operating expenses:
Cost of product revenue	115	125	(10)
Research and development	9,685	8,126	1,559
Selling and marketing	1,067	3,238	(2,171)
General and administrative	4,447	4,230	217
Total costs and operating expenses	15,314	15,719	(405)
Loss from operations	(14,816)	(15,196)	380
Other income (expense):
Interest income	230	115	115
Interest expense	(424)	(491)	67
Other income (expense), net	—	5	(5)
Total other expense, net	(194)	(371)	177
Net loss	$(15,010)	$(15,567)	$557

Revenue

We generated $0.5 million of revenue during each of the three months ended September 30, 2018 and 2017, respectively, from sales of our ReSure Sealant product.

Research and Development Expenses

	Three Months Ended
	September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$58	$40	$18
DEXTENZA for post-surgical ocular pain and inflammation	458	308	150
DEXTENZA for allergic conjunctivitis	—	122	(122)
DEXTENZA for dry eye disease	—	—	—
OTX-TP for glaucoma and ocular hypertension	1,445	1,219	226
Unallocated expenses:
Personnel costs	4,428	4,209	219
All other costs	3,296	2,228	1,068
Total research and development expenses.	$9,685	$8,126	$1,559

Research and development expenses were $9.7 million for the three months ended September 30, 2018, compared to $8.1 million for the three months ended September 30, 2017.  Research and development costs increased by $1.6 million primarily due to an increase of $0.2 million in unallocated personnel costs,  $1.1 million in unallocated all other costs, and a net increase of $0.3 million in costs incurred in connection with our DEXTENZA product candidate program and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension.

For the three months ended September 30, 2018, we incurred $1.9 million in direct research and development expenses for our sustained release drug delivery product candidates, including $0.5 million for our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation which was in Phase 3 clinical trials, and $1.4 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in a Phase 3 clinical trial.    For the three months ended September 30, 2017, we incurred $1.6 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.3 million for our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation  which was in Phase 3 clinical trials, $0.1 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, and $1.2 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in a Phase 3 clinical trial.  Unallocated research and development expense increased $1.3 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due primarily to an increase in personnel costs of $0.8 million due to additional hiring primarily in our clinical, regulatory and quality departments, $0.7 million in professional services, $0.4 million in facility related costs and $0.1 million in depreciation expense partially offset by lower laboratory cost of $0.2 million and severance related restructuring costs of $0.7 million recorded in 2017.

Selling and Marketing Expenses

	Three Months Ended
	September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$394	$2,010	$(1,616)
Professional fees	562	1,044	(482)
Facility related and other	111	184	(73)
Total selling and marketing expenses	$1,067	$3,238	$(2,171)

Selling and marketing expenses were $1.1 million for the three months ended September 30, 2018, compared to $3.2 million for the three months ended September 30, 2017.  The decrease of $2.2 million was primarily due to a decrease of $1.6 million reduction in personnel costs, $0.5 million in professional fees including consulting, trade shows and conferences and $0.1 million in facility related and other costs.  In August 2017, we reorganized our DEXTENZA commercial plans streamlining headcount, as part of an initiative to enhance operations and reduce expenses in pre-commercialization activities.

General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$2,068	$2,282	$(214)
Professional fees	2,044	1,490	554
Facility related and other	335	458	(123)
Total general and administrative expenses	$4,447	$4,230	$217

General and administrative expenses were $4.4 million for the three months ended September 30, 2018, compared to $4.2 million for the three months ended September 30, 2017.  The increase of $0.2 million was primarily due to an increase in professional,  insurance and consultant fees offset by a decrease in personnel costs.  Professional fees increased due to an increase in legal fees of $0.5 million related to our defense in legal proceedings.

Other Income (Expense), Net

Other expense, net was $0.2 million for the three months ended September 30, 2018, compared to $0.4 million for the three months ended September 30, 2017 due to higher interest income earned during the three months ended September 30, 2018 on cash and cash equivalent balances.

Comparison of the Nine months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue:
Product revenue	$1,486	$1,436	$50
Total revenue	1,486	1,436	50
Costs and operating expenses:
Cost of product revenue	348	344	4
Research and development	26,657	22,972	3,685
Selling and marketing	2,651	16,097	(13,446)
General and administrative	13,665	11,230	2,435
Total costs and operating expenses	43,321	50,643	(7,322)
Loss from operations	(41,835)	(49,207)	7,372
Other income (expense):
Interest income	621	320	301
Interest expense	(1,365)	(1,402)	37
Other income (expense), net	—	5	(5)
Total other expense, net	(744)	(1,077)	333
Net loss	$(42,579)	$(50,284)	$7,705

Revenue

We generated $1.5 million of revenue during the nine months ended September 30, 2018 from sales of our ReSure Sealant product compared to $1.4 million for the nine months ended September 30, 2017.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$96	$105	$(9)
DEXTENZA for post-surgical ocular pain and inflammation	825	1,179	(354)
DEXTENZA for allergic conjunctivitis	20	408	(388)
DEXTENZA for dry eye disease	—	6	(6)
OTX-TP for glaucoma and ocular hypertension	4,181	3,717	464
Unallocated expenses:
Personnel costs	12,704	11,539	1,165
All other costs	8,831	6,018	2,813
Total research and development expenses	$26,657	$22,972	$3,685

Research and development expenses were $26.7 million for the nine months ended September 30, 2018, compared to $23.0 million for the nine months ended September 30, 2017. Research and development costs increased by $3.7 million primarily as a result of an increase of $1.2 million in unallocated personnel costs and $2.8 million in all other costs, partially offset by a net decrease of $0.3 million in costs incurred in connection with our DEXTENZA product candidate program and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension.

For the nine months ended September 30, 2018, we incurred $5.0 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.8 million for our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation which was in Phase 3 clinical trials and $4.2 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. For the nine months ended September 30, 2017, we incurred $5.3 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $1.2 million for our DEXTENZA product candidate for the treatment of post-surgical ocular pain and inflammation which was in Phase 3 clinical trials, $0.4 million for our DEXTENZA product candidate for the treatment of allergic conjunctivitis which was in a Phase 3 clinical trial, $6,000 for our DEXTENZA product candidate for the treatment of dry eye disease which was in a Phase 2 clinical trial and $3.7 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. Unallocated research and development expense increased $4.0 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due primarily to an increase in personnel costs of $1.7 million due to additional hiring primarily in our clinical, regulatory and quality departments, an increase in stock-based compensation expense of $0.2 million, an increase of $1.1 million in facility related costs, $0.5 million in professional services, $0.6 million in testing costs and $0.6 million in depreciation expenses offset by severance related restructuring costs of $0.7 million recorded in 2017.

Selling and Marketing Expenses

	Nine Months Ended
	September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,185	$5,366	$(4,181)
Professional fees	1,104	9,857	(8,753)
Facility related and other	362	874	(512)
Total selling and marketing expenses	$2,651	$16,097	$(13,446)

Selling and marketing expenses were $2.7 million for the nine months ended September 30, 2018, compared to $16.1 million for the nine months ended September 30, 2017. The decrease of $13.4 million was primarily due to a decrease of $4.2 million reduction in personnel costs, a decrease of $8.8 million in professional fees including consulting, trade shows and conferences and a decrease of $0.5 million in facility-related and other costs.   In August 2017, we reorganized our DEXTENZA commercial plans streamlining headcount, as part of an initiative to enhance operations and reduce expenses in pre-commercialization activities.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$6,140	$6,014	$126
Professional fees	6,389	3,959	2,430
Facility related and other	1,136	1,257	(121)
Total general and administrative expenses	$13,665	$11,230	$2,435

General and administrative expenses were $13.7 million for the nine months ended September 30, 2018, compared to $11.2 million for the nine months ended September 30, 2017. The increase of $2.4 million was primarily due to an increase of $2.7 million in legal fees related to our defense in legal proceedings offset by a decrease in other professional services of $0.3 million.

Other Income (Expense), Net

Other expense, net was $0.7 million for the nine months ended September 30, 2018, compared to $1.1 million for the nine months ended September 30, 2017 due to higher interest income earned during the nine months ended September 30, 2018, on cash and cash equivalent balances.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses.  As of September 30, 2018, we had an accumulated deficit of $279.8 million.  We have generated limited revenue to date.  In 2014, we began recognizing revenue from sales of ReSure Sealant.  All of our sustained drug delivery products are in various phases of clinical and preclinical development.  We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability.  Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP.

Through September 30, 2018, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities.  In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $34.7 million after deducting underwriting discounts and offering expenses.

In November 2016, we entered into the 2016 Sales Agreement with Cantor, under which we may offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  Through October 31, 2018, we have sold 4,645,443 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $31.4 million after underwriting discounts, commission and other offering expenses.

In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share.  The offering consisted of 3,571,429 shares of common stock sold by us.  We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts and offering expenses.

In March 2017, we amended our credit facility to increase the total indebtedness to $18.0 million.  We have borrowings outstanding in the amount of $14.2 million, net of unamortized discount, for which periodic principal and interest payments are due through 2020.  See “—Contractual Obligations and Commitments” for additional information.

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

As of September 30, 2018, we had cash and cash equivalents of $56.9 million and outstanding debt of $14.2 million, net of unamortized discount.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents as of September 30, 2018, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of calendar year 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort.  These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2018	2017

Cash used in operating activities	$(35,579)	$(40,090)
Cash (used in) provided by investing activities	(1,410)	27,517
Cash provided by financing activities	52,312	30,802
Net increase in cash and cash equivalents	$15,323	$18,229

Operating activities.  Net cash used in operating activities was $35.6 million for the nine months ended September 30, 2018, primarily resulting from our net loss of $42.6 million and changes in our operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $7.5 million.  Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses.  Our net non-cash charges during the nine months ended September 30, 2018 consisted primarily of $7.2 million of stock-based compensation expense and depreciation expense.  Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2018 consisted primarily of an increase in accounts payable and accrued expenses of $0.9 million, partially offset by increases in prepaid expenses and other current assets of $0.4 million.  The changes in accounts payable and accrued expenses were due to the timing of vendor invoicing and payments.

Net cash used in operating activities was $40.1 million for the nine months ended September 30, 2017, primarily resulting from our net loss of $50.3 million, partially offset by non-cash charges of $6.6 million.  Our net loss was primarily attributed to research and development activities, selling and marketing expenses as we increased pre-commercialization activities in advance of the potential approval of DEXTENZA, and our general and administrative expenses.  Our net non-cash charges during the nine months ended September 30, 2017 consisted primarily of $6.3 million of stock-based compensation expense and depreciation expense.  Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2017 consisted primarily of an increase in accounts payable and accrued expenses of $3.1 million and an increase in prepaid expenses and other current assets of $0.5 million.  The changes in prepaid expenses and other current assets, accounts payable and accrued expenses were due to increased product development activities, pre-commercialization activities and the timing of vendor invoicing and payments.

Investing activities.  Net cash used in investing activities for the nine months ended September 30, 2018 totaled $1.4 million and net cash provided by investing activities for the nine months ended September 30, 2017 totaled $27.5 million.  For the nine months ended September 30, 2018, net cash used in investing activities is due to the purchases of property and equipment, primarily laboratory equipment was $1.4 million.  For the nine months ended September 30, 2017, net cash provided is primarily due to the maturity of marketable securities of $38.2 million offset by the purchase of marketable securities of $3.0 million. For the nine months ended September 30, 2017, the purchases of property and equipment, primarily laboratory equipment was $7.7 million.

Financing activities.  Net cash provided by financing activities for the nine months ended September 30, 2018 was $52.3 million and for the nine months ended September 30, 2017 was $30.8 million.  Net cash provided by financing activities for the nine months ended September 30, 2018 consisted primarily of proceeds from our follow-on offering in January 2018 and the 2016 Sales Agreement of $56.0 million, net of underwriting discounts and other offering expenses, and $0.3 million from the exercise of common stock options, partially offset by $4.1 million for principal payments under our amended credit facility.  Net cash provided by financing activities for the nine months ended September 30, 2017 consisted primarily of proceeds from our follow-on offering in January 2017 and the 2016 ATM Agreement of $28.7 million, net of underwriting discounts and other offering expenses, $2.4 million (net) in borrowings under our amended credit facility, $0.2 million from issuance of common stock pursuant to our employee stock purchase plan, and $0.2 million from the exercise of common stock options, offset by $0.6 million for insurance costs financed by a third party.

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

•

conduct joint research and development under our strategic collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds to treat retinal diseases;

•	continue the research and development of our other product candidates;

•

seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our back-of-the-eye program and glaucoma intracameral implant program and potential opportunities outside the field of ophthalmology;

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

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts;

•	defend ourselves against legal proceedings; and

•	continue to operate as a public company.

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

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs of defense and outcome of certain legal actions and proceedings, including the current lawsuits described under “Part II, Item 1 — Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

Contractual Obligations and Commitments

At September 30, 2018, there have been no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of September 30, 2018, we had cash and cash equivalents of $56.9 million, which consisted of money market funds.  We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 12, 2017, a second putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, captioned Dylan Caraker v. Ocular Therapeutix, Inc., et al., Case No. 2:17-cv-05095. The complaint purports to be brought on behalf of shareholders who purchased our common stock between May 5, 2017 and July 6, 2017. The complaint includes allegations similar to those made in the Gallagher complaint and seeks similar relief.

On August 3, 2017, a third putative class action lawsuit was filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, captioned Shawna Kim v. Ocular Therapeutix, Inc., et al., Case No. 2:17-cv-05704. The complaint purports to be brought on behalf of shareholders who purchased our common stock between March 10, 2016 and July 11, 2017. The complaint includes allegations similar to those made in the Gallagher complaint and seeks similar relief.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased our common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs’ filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018.

We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits.

Shareholder Derivative Litigation

On July 11, 2017, a purported shareholder derivative lawsuit was filed against certain of our current and former executive officers, certain current and former board members, and us as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Robert Corwin v. Sawhney et al., Case No. 1:17-cv-11270.  The complaint generally alleged that the individual defendants breached fiduciary duties owed to us by making allegedly false and/or misleading statements concerning the Form 483 related to DEXTENZA and our manufacturing operations for DEXTENZA.  The complaint purported to assert claims against the individual defendants for breach of fiduciary duty, and sought to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct.  The complaint also sought contribution on behalf of us from all individual defendants for their alleged violations of Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint sought declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs.  On September 20, 2017, counsel for the plaintiff filed a notice of voluntary dismissal, stating that the plaintiff wished to coordinate his efforts and proceed in a consolidated fashion with the plaintiff in a similar derivative suit that was pending in the Superior Court of Suffolk County of the Commonwealth of Massachusetts captioned Angel Madera v. Sawhney et al., Case. No. 17-2273 (which is discussed in the paragraph immediately below) by filing an action in that court subsequent to the dismissal of this lawsuit.  The Corwin lawsuit was dismissed without prejudice on September 21, 2017.  On October 24, 2017, the plaintiff filed a new derivative complaint in Massachusetts Superior Court (Suffolk County), captioned Robert Corwin v. Sawhney et al., Case No. 17-3425 (BLS2).  The new Corwin complaint includes allegations similar to those made in the federal court complaint and asserts a derivative claim for breach of fiduciary duty against certain of our current and former officers and directors. The complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP.  The complaint also names us as a nominal defendant.

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

By order dated January 29, 2018, the court consolidated the state court Corwin and Madera complaints under the Corwin docket and appointed lead counsel for plaintiffs.  On February 28, 2018, plaintiffs filed a consolidated amended complaint.  The consolidated complaint names substantially the same defendants and is premised on substantially similar allegations as the previous Corwin and Madera complaints, asserting claims for breach of fiduciary duty against the individual defendants and unjust enrichment against the two SV entity defendants.  On April 17, 2018, all defendants served a motion to dismiss the consolidated amended complaint.  On June 22, 2018, plaintiffs served their opposition to the motion to dismiss and a cross-motion to stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts.  On July 30, 2018, the parties filed a joint motion to stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts. On August 3, 2018, the court granted the motion to stay.

On January 31, 2018, a third purported shareholder derivative suit was filed against certain of our current and former executive officers, certain current and former board members, and us as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Brian Robinson v. Sawhney et al., Case. No. 1:18-cv-10199.  The complaint includes allegations similar to those made in the Corwin and Madera complaints. The complaint does not name either SV Life Sciences Fund, IV, LP or SV Life Sciences Fund IV Strategic Partners, LP as defendants, and adds two former officers as defendants.  The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seeks to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On April 30, 2018, all defendants filed a motion to dismiss or stay the complaint.  Plaintiff filed his opposition on June 22, 2018. On July 26, 2018, the parties filed a joint motion to extend the deadline for defendants to file their reply brief pending the potential substitution of the named shareholder plaintiff.  On August 20, 2018, the parties filed a joint stipulation and proposed order regarding plaintiff’s unopposed request to substitute a new shareholder plaintiff and the parties’ joint request that the court stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts.  On September 4, 2018, the court entered the requested order substituting the named plaintiff and staying the matter.

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

In addition, we have received a subpoena from the SEC, dated December 15, 2017, requesting documents and information concerning DEXTENZA (dexamethasone insert) 0.4mg, including related communications with the U.S. Food and Drug Administration, investors and others.  The Company received a second subpoena from the SEC on August 21, 2018, requesting documents and information concerning its participation in two investor conferences in June 2017.  We intend to fully cooperate with the SEC regarding this non-public, fact-finding inquiry.  The SEC has informed us that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

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

Since inception, we have incurred significant operating losses. Our net losses were $44.7 million for the year ended December 31, 2016, $63.4 million for the year ended December 31, 2017 and $42.6 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $279.8 million. Through September 30, 2018, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and in preparation for a potential commercial launch of DEXTENZA®. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

•

seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our back-of-the-eye program and glaucoma intracameral implant program and potential opportunities outside the field of ophthalmology;

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

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts;

•	defend ourselves against legal proceedings; and

•	continue to operate as a public company.

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

The remediation efforts we have undertaken in response to the FDA’s inspectional observations and as a result of further internal review include upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes are intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. In December 2017, we requested a meeting with the FDA to describe our remediation efforts and NDA resubmission plans and to seek feedback.  A meeting was granted in January 2018, and we believe that the preliminary written responses from the FDA to our questions fully addressed our meeting objectives. We decided that the meeting would no longer be necessary because of the completeness of the FDA’s response and that the FDA’s comments did not require substantial change in our manufacturing or regulatory plans. As a result, the correspondence with the FDA will represent the official record of that previously scheduled meeting.  We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018.  At the end of October 2018, the FDA completed a pre-NDA approval inspection of our manufacturing facility in Bedford, Massachusetts.  Following the FDA’s review of our facilities, we received Form 483 inspectional observations, and we are in the process of fully responding to those observations.   Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA, with input from CDER’s Office of Process and Facilities, as part of the NDA review process, and are necessary prior to NDA approval.  If we are unable to resolve these inspectional observations in a timely manner, resolve the additional inspectional observations identified in our October 2018 re-inspection or achieve consistency in our commercial stage manufacturing process, the potential approval of our NDA would be delayed or prevented.

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

As of September 30, 2018, we had cash and cash equivalents of $56.9 million and outstanding debt of $14.2 million, net of unamortized discount.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of September 30, 2018, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of calendar year 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We have not reflected the full costs of building a sales force that we would build if DEXTENZA is approved for marketing in our current operating plan and will need to raise additional capital to support such an effort. Our future capital requirements will depend on many factors, including:

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

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs of defense and outcome of certain legal actions and proceedings, including the current lawsuits described under “Part II, Item 1—Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

We have a significant amount of indebtedness.  Under our current credit facility, as amended, we had $14.2 million, net of unamortized discount, of outstanding principal indebtedness as of September 30, 2018.  We began making principal and interest payments in February 2018 and are required to make payments through December 1, 2020.   Our obligations under this facility are secured by all of our assets other than our intellectual property.  Our intellectual property rights are subject to a negative pledge arrangement under the facility.  We could in the future incur additional indebtedness beyond such amounts, including by potentially amending our credit facility.

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

We designed our Phase 2 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension to assess clinically meaningful response to treatment, and did not power these trials to measure any efficacy endpoints with statistical significance.  We reported topline efficacy results from our Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015.  OTX-TP did not achieve non-inferiority to timolol drops in our

Phase 2b clinical trial.  In this trial, on day 60 at the 8:00 a.m. time point, the OTX-TP group experienced a mean intraocular pressure, or IOP, lowering effect of 4.7 mmHg, compared with IOP lowering of 6.4 mmHg for the timolol arm.  On day 90 at the 8:00 a.m. time point, the OTX-TP group experienced an IOP lowering effect of 5.1 mmHg, compared with an IOP lowering effect of 7.2 mmHg in the timolol arm.  Also in this trial, on day 60, the OTX-TP group experienced a mean diurnal IOP lowering effect of 3.3 mmHg compared to baseline 5.9 mmHg compared for the timolol group.  On day 90, the OTX-TP group experienced a mean diurnal IOP, or IOP, lowering effect of 3.6 mmHg compared to baseline, versus 6.3 mmHg for the timolol group.  We expect that our planned Phase 3 clinical trials for OTX-TP, one of which we initiated during the third quarter of 2016, will be powered with an appropriate number of patients to measure with statistical significance the superiority of OTX-TP as compared to a placebo vehicle intracanalicular insert in the reduction of mean IOP from baseline at all of the nine diurnal time points at week 2, week 6 and week 12 visits.  We completed an End‑of‑Phase 2 review with the FDA in April 2016 and initiated the first of two planned Phase 3 clinical trials of OTX‑TP in September 2016. Based on discussions with the FDA, the Phase 3 clinical trial design has significant differences as compared to our completed Phase 2 clinical trials. In particular, the most notable changes from our first Phase 2 clinical trial to our first Phase 3 clinical trial are that our first Phase 3 clinical trial enrolls more subjects at a greater number of sites, has a different randomization, measures the primary efficacy endpoints on different days and at different timepoints, has a longer washout period. Despite these changes to our clinical trial protocol, we cannot be certain that our first Phase 3 clinical trial will be successful.  We do not intend to initiate the second Phase 3 clinical trial until we receive data from the first Phase 3 clinical trial and may determine to discuss the results of this first Phase 3 clinical trial with the FDA prior to initiating a second Phase 3 clinical trial. If we do not achieve our primary endpoint in the Phase 3 clinical trials with statistical significance or do not achieve a clinically meaningful reduction in IOP, we may not obtain marketing approval for OTX-TP.

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

The success of our intracanalicular insert product candidates is dependent upon retention during the course of intended therapy.  As such, we may conduct non-significant risk investigational device exemption, or IDE, medical device, or NSR, studies in the United States for our extended-delivery intracanalicular insert in an effort to increase the rate of retention.  All NSR studies that we have performed to date have involved placebo vehicle control intracanalicular inserts without active drug.  If we determine to make any future changes to the design or composition of our inserts, such changes could affect the outcome of any subsequent clinical trials using these updated inserts.  For example, in our Phase 2b clinical trial of OTX-TP, we used a different version of intracanalicular insert than either of the inserts that we used in our Phase 2a clinical trial of OTX-TP.  Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP insert that was used in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the two-month version of the insert used in the Phase 2a clinical trial.  To achieve this, we modified the design of the OTX-TP insert to enlarge it in order to enable the insert to carry a greater amount of drug.  In addition, we incorporated minor structural changes to improve retention rates.  In our Phase 2b clinical trials, OTX-TP inserts could be visualized in approximately 88% of eyes by the day 60 visit.  By the day 90 visit, the ability to visualize OTX-TP had declined to approximately 42% of eyes as the hydrogel softened, liquefied and had either advanced further down in the canaliculus or had cleared through the nasolacrimal duct.  We are conducting additional NSR studies on additional modified insert designs, including a polyethylene glycol, or PEG, tip on the proximal end of the insert that have been incorporated into the design of the first Phase 3 trial of OTX-TP.  If in our Phase 3 clinical trials the retention rates for our inserts are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our sustained release drug delivery products.

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

Our first Phase 3 clinical trial of OTX-TP has reached the target enrollment of 550 patients at approximately 50 sites in the United States and will be the largest clinical trial we will have conducted to date.  While now complete, enrollment in this trial was slower than projected.  Our inability to enroll a sufficient number of patients in any of our other clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals.  Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

We are currently directing all of our development efforts towards applying our proprietary, bioresorbable hydrogel technology platform to product candidates that are designed to provide extended delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs.  We have a number of product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other front-of-the-eye diseases and conditions.  We are also developing  hydrogel drug delivery implants designed to release therapeutic antibodies and small molecules such as TKIs to modulate the biological activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD.  In October 2016, we entered into a collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.  Our existing product candidates and any other potential product candidates that we or our collaborators identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  We are also considering the future growth potential of the hydrogel platform technology in new areas of the body. If we do not successfully develop and commercialize our product candidates that we or our current or future collaborators develop based upon our technological approach, we will not be able to obtain substantial product revenues or revenue from collaboration agreements, including our collaboration with Regeneron, in future periods.

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

The remediation efforts we have undertaken in response to the FDA’s inspectional observations and as a result of further internal review include upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes are intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. In December 2017, we requested a meeting with the FDA to describe our remediation efforts and NDA resubmission plans and to seek feedback.  A meeting was granted in January 2018, and we believe that the preliminary written responses from the FDA to our questions fully addressed our meeting objectives. We decided that the meeting would no longer be necessary because of the completeness of the FDA’s response and that the FDA’s comments did not require any substantial change in our manufacturing or regulatory plans. As a result, the correspondence with the FDA will represent the official record of that previously scheduled meeting.   We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018. At the end of October 2018, the FDA completed a pre-NDA approval inspection of our manufacturing facility in Bedford, Massachusetts.  Following the FDA’s review of our facilities, we received Form 483 inspectional observations, and we are in the process of fully responding to those observations.  Adequate resolution of the outstanding Form 483 inspectional observations and the final decision as to the adequacy of our manufacturing processes are determined by the FDA with input from CDER’s Office of Process and Facilities, as part of the NDA review process, and are necessary prior to NDA approval.  If we are unable to resolve these inspectional observations in a timely manner, resolve the additional inspectional observations identified in our October 2018 re-inspection or achieve consistency in our commercial stage manufacturing process, the potential approval of our NDA would be delayed or prevented.

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

If DEXTENZA is approved for marketing, we intend to build our own highly targeted, key account sales force that would focus on ambulatory surgical centers responsible for the largest volumes of cataract surgery.  If we decide to commercialize any of our products outside of the United States, we would expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product that receives marketing approval.  The building of such a sales force is not fully funded under the Company’s current operating plan and is therefore subject to the risk of our ability to raise additional capital to support such an effort. We expect that a direct sales force will be required to effectively market and sell OTX-TP, if approved for marketing.  We will also rely on Regeneron to commercialize our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Because we have not historically evaluated whether to seek regulatory approval for any of our product candidates outside of the United States, pending potential receipt of regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our product candidates in any international markets.  If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval.  These may include independent distributors, pharmaceutical companies or our own direct sales organization.

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

Our product candidates target markets that are already served by a variety of competing products based on a number of active pharmaceutical ingredients.  Many of these existing products have achieved widespread acceptance among physicians, patients and payors for the treatment of ophthalmic diseases and conditions.  In addition, many of these products are available on a generic basis, and our product candidates may not demonstrate sufficient additional clinical benefits to physicians, patients or payors to justify a higher price compared to generic products.  In many cases, insurers or other third-party payors, particularly Medicare, encourage the use of generic products.  Given that we are developing products based on FDA-approved therapeutic agents, our product candidates, if approved, will face competition from generic and branded versions of existing drugs based on the same active pharmaceutical ingredients that are administered in a different manner, typically through eye drops or intravitreal injections.

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

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018.  DEXYCU is an injection of dexamethasone into the anterior chamber of the eye to treat inflammation associated with cataract surgery.  Other companies have also advanced into Phase 3 clinical development biodegradable, sustained release drug delivery product candidates that could compete with our intracanalicular insert product candidates.  ReSure Sealant is the first and only surgical sealant approved for ophthalmic use in the United States, but will compete with sutures as an alternative method for closing ophthalmic wounds.  Multiple companies, including our collaborator Regeneron, are exploring in early stage development alternative means to deliver anti-VEGF and TKI products in an extended-delivery fashion to the back of the eye.

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

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Our ability to generate revenues from the Collaboration Agreement will depend on our and Regeneron’s abilities to successfully perform the functions assigned to each of us under the Collaboration Agreement.  We did not receive any upfront payment under the Collaboration Agreement, although Regeneron has an option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Regeneron has agreed to pay us $10 million upon exercise of the option.  The option is exclusive until 12 months after Regeneron has received a product candidate in accordance with a collaboration plan and non-exclusive for an additional six months following the end of the exclusive period.  In December 2017, we delivered to Regeneron the final formulation for Regeneron’s initial preclinical tolerability study. Although we are engaged in ongoing discussions with Regeneron, Regeneron has not informed us of its decision to exercise the option.  While we await a decision from Regeneron, we are not actively pursuing further formulation development or other preclinical testing under the Collaboration Agreement.  Under the Collaboration Agreement, we are obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances.  We are also entitled to receive under the terms of the Collaboration Agreement specified development, regulatory and sales milestone payments, as well as royalty payments.

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

Our success depends in large part on our and our licensor’s ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products.  We and our licensor have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates.  Some of our licensed patents that we believe are integral to our hydrogel technology platform have terms that extend through at least 2024.  However, other broader patents within our patent portfolio expire between 2018 and 2019.  Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.  As a result, our patent portfolio would be less effective in excluding others from commercializing products similar or identical to ours.  The patent prosecution process is expensive and time-consuming, and we may not have filed or prosecuted and may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

In some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to enforce or maintain the patents, covering technology that we license from third parties.  In particular, the license agreement that we have entered into with Incept LLC, or Incept, an intellectual property holding company, which covers all patent rights and a significant portion of the technology for ReSure Sealant and our product candidates, provides that, with limited exceptions, Incept has sole control and responsibility for ongoing prosecution for  certain  patents covered by the license agreement.  In addition, although we have a right under the Incept license to bring suit against third parties who infringe such licensed patents in our fields, other Incept licensees may also have the right to enforce these patents in their own respective fields without our oversight or control.  Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest.  For example, three of our licensed patents related to ReSure Sealant were invalidated and rendered unenforceable following their assertion by Integra LifeSciences Holdings Corporation, another licensee of Incept. We also have no right to control the defense of such  licensed patents if their validity or scope is challenged before the U.S. Patent and Trademark Office, or USPTO, European Patent Office, or other patent office or tribunal.  Instead, we would essentially rely on our licensor to defend such challenges, and it may not do so in a way that would best protect our interests.  Therefore, certain of our licensed patents and applications may not be prosecuted, enforced, defended or maintained in a manner consistent with the best interests of our business.  If Incept fails to prosecute, enforce or maintain such patents, or loses rights to those patents, our licensed patent portfolio may be reduced or eliminated.

The patent position of pharmaceutical, biotechnology and medical device companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.  As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights, including our licensed patent rights, are highly uncertain.  Our and our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products.  In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.  For example, unlike patent law in the United States, European patent law precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant if broader than specifically disclosed embodiments.  Moreover, we have no patent protection and likely will never obtain patent protection for ReSure Sealant outside the United States and Canada.  We have only three issued patents outside of the United States that cover all three intracanalicular insert product candidates.  We have three licensed patent families in Europe and certain other parts of the world for our intravitreal drug delivery product candidates, but only one patent issuance to date outside of the United States.  Patents might not be issued and we may never obtain any patent protection or may only obtain substantially limited patent protection outside of the United States with respect to our products.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our licensed patents may be challenged in the courts or patent offices in the United States and abroad.  Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.  Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.  As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Because the active pharmaceutical ingredients in our product candidates are available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe our patents or any patents that we license.  These patents largely relate to the hydrogel composition of our intracanalicular inserts and the drug-release design scheme of our inserts.  As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our ReSure Sealant and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties.  There is considerable intellectual property litigation in the biotechnology, medical device, and pharmaceutical industries.  We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect.  Moreover, we may become party to future adversarial proceedings or litigation regarding our patent portfolio or the patents of third parties.  Such proceedings could also include contested post-grant proceedings such as oppositions, inter partes review, reexamination, interference or derivation proceedings before the USPTO or foreign patent offices.  The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend.  Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensor can.  The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company.  Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.  We may not be aware of all such intellectual property rights potentially relating to our product candidates and their uses, or we may incorrectly determine that a patent is invalid or does not cover a particular product or product candidate.  Thus, we do not know with certainty that ReSure Sealant or any of our product candidates, or our commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.

We are also aware of a U.S. patent with an expiration in 2020 with claims directed to formulations of hydrogels and which could be alleged to cover the hydrogel formulations used in our product candidates OTX-TP and OTX-MP. Based on the specifications and file history of that patent, we believe its claims should be construed with a scope that does not cover our product candidates. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity. Further, we have been made aware by a third party of three patents relating to intracanalicular inserts that may relate to, and potentially could be asserted against our intracanalicular insert product candidates, including DEXTENZA. We believe that DEXTENZA does not infringe the claims of one of more of these patents. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity.

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

Under the terms of our license agreement with Incept, we have agreed to assign to Incept our rights in certain patent applications filed at any time in any country for which one or more inventors are under an obligation of assignment to us.  These assigned patent applications and any resulting patents are included within the specified patents owned or controlled by Incept to which we receive a license under the agreement.  Incept has retained rights to practice the patents and technology licensed to us under the agreement for all purposes other than for researching, designing, developing, manufacturing and commercializing products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions.  As a result, termination of our agreement with Incept, based on our failure to comply with this or any other obligation under the agreement, would cause us to lose a significant portion of our rights to important intellectual property or technology upon which our business depends.  Additionally, the field limit of the license and the requirement that we assign to Incept our rights in certain patent applications may restrict our ability to use certain of our licensed rights to expand our business outside of the specified fields.  If we determine to pursue a strategy of expanding the use of the hydrogel technology outside of the specified fields, we would need to negotiate and enter into an amendment to our existing license agreement with Incept or a new license agreement with Incept covering one or more additional such fields of use or utilize technologies that do not infringe on such licensed rights.  We may not be able to obtain any such required amendment or new license or to invent or otherwise access other technology on commercially reasonable terms or at all.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities.  In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.  Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.  We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately.  Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources.  Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

The activities associated with the development and commercialization of our product candidates, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States.  Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.  We have only received approval to market ReSure Sealant in the United States and have not received approval to market any of our product candidates or to market ReSure Sealant in any jurisdiction outside the United States.  We may determine to seek a CE Certificate of Conformity, which demonstrates compliance with relevant requirements and provides approval to commercialize ReSure Sealant in the European Union.  If we are unable to obtain a CE Certificate of Conformity for ReSure Sealant or any of

our other product candidates for which we seek European regulatory approval, we will be prohibited from commercializing such product or products in the European Union and other places which require the CE Certificate of Conformity.  In such a case, the potential market to commercialize our products may be significantly smaller than we currently estimate.

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

The FDA has also completed two inspections of our manufacturing facility in connection with our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  After each inspection, we received a Form 483 from the FDA pertaining to deficiencies in our manufacturing processes identified during such inspection.  After we responded to the issues which had been identified with corrective action plans, we subsequently received a CRL from the FDA.  Following the July 2016 CRL, we resubmitted our NDA to the FDA in January 2017.  After the May 2017 inspection, we received a Form 483 from the FDA focused on procedures from manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  We received a CRL regarding these and other matters in July 2017.  In November 2017, we submitted our complete responses to the FDA in an effort to close out the Form 483 deficiencies.  We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018.   In July 2018, the FDA designated the DEXTENZA resubmission as a class 2, or major, review with a target action date under the Prescription Drug User Fee Act, commonly known as PDUFA, of December 28, 2018.  If we have been unable to address such issues successfully or if the FDA determines that the actions we have taken or will take to remediate such issues to be inadequate, our ability to commercialize any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

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

The FDA required two post-approval studies as a condition for approval of our PMA application, for ReSure Sealant.  The first post-approval study, identified as the Clinical PAS, was to enroll at least 598 patients to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant.  We submitted the final study report of the Clinical PAS to the FDA in June 2016, and the FDA has confirmed the Clinical PAS has been completed.  The second post-approval study, identified as the Device Exposure Registry Study, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant.  The Device Exposure Registry Study is required to include at least 4,857 patients.  In December 2015, the CMS denied our application for a tracking or research code for ReSure Sealant commercial use.  In July 2016, the FDA approved the Device Exposure Registry Study protocol.  We are required to provide periodic reports to the FDA on the progress of this post-approval study until it is completed.  We initiated enrollment in this study in December 2016 and submitted our first progress report to FDA in January 2017. Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we have been unable to enroll trial sites and patients, collect patient data and report study data to the FDA.  On October 18, 2018, we received a warning letter from the FDA, dated October 17, 2018, relating to our compliance with data collection and information reporting obligations in this study.  We appealed the warning letter from the FDA.  Following review of the results from these post-approval studies, or if we are unable to complete the Device Exposure Registry Study, any concerns with respect to endophthalmitis that we are unable to address due to the lack of completion of the study would negatively affect our ability to commercialize ReSure Sealant.

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

More recently, with enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.

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

We remain highly dependent on the research and development, clinical and business development expertise of Amar Sawhney, Ph.D., our Chairman of the Board of Directors and former President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team, including Antony Mattessich, our President and Chief Executive Officer.  Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.  We do not maintain “key person” insurance for any of our executives or other employees.

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

Although we had a reduction in workforce in 2017 primarily related to sales and marketing personnel, we expect our drug development, clinical, regulatory affairs, and manufacturing teams to grow in the short-term and may regrow our sales and marketing capabilities in the longer term if our NDA for DEXTENZA is approved. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.  In 2016, we entered into a lease agreement for new general office research and development and manufacturing space.  We relocated our corporate headquarters to the new leased premises during June 2017 and are evaluating the relocation of our manufacturing operations to the new leased premises.  Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations, or recruit and train additional qualified personnel.  The expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In addition, we received a subpoena from the SEC in December 2017, requesting documents and information concerning DEXTENZA, including related communications with the FDA, investors and others. We received a second subpoena from the SEC in August 2018, requesting documents and information concerning our participation in two investor conferences in June 2017.  We intend to fully cooperate with the SEC regarding this non‑public, fact‑finding inquiry.

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

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.1	Second Amendment to Employment Agreement, by and between Ocular Therapeutix, Inc. and Amarpreet S. Sawhney, dated August 6, 2018.	10-Q	001-36554	8/7/2018	10.1

10.2	Second and Amended and Restated License Agreement, dated September 13, 2018, by and between Ocular Therapeutix, Inc. and Incept, LLC.	8-K	001-36554	9/19/2018	10.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: November 7, 2018	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)