Form 10-K
period 2018-12-31
OCULAR THERAPEUTIX, INC
filed 2019-03-07
CIK 1393434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ◻  No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ◻  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	☒
			
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ◻  Yes    ☒  No

As of June 29, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $224 million. The number of shares outstanding of the registrant’s class of common stock, as of March 1, 2019: 42,836,572

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our plans to develop and commercialize DEXTENZA® and our product candidates based on our proprietary bioresorbable hydrogel technology platform;

•	our ability to manufacture DEXTENZA in compliance with current Good Manufacturing Practices, or cGMP;

•	our ability to build and manage a sales, marketing and distribution infrastructure to support the commercialization of DEXTENZA;
•	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and OTX-TP and our other product candidates;
•

our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;

•

our ongoing and planned clinical trials, including our Phase 3 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension, our Phase 1 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with glaucoma and ocular hypertension and our Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD;

•	our ability to resolve the U.S. Food and Drug Administration warning letter received with respect to ReSure® Sealant on October 18, 2018;
•	the potential advantages of DEXTENZA, ReSure Sealant, and our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products and our ability to secure reimbursement for our products;
•	our estimates regarding the potential market opportunity for DEXTENZA, ReSure Sealant, OTX-TP, and our other product candidates;

•	the preclinical development of our intravitreal depot with protein-based or small molecule drugs, including tyrosine kinase inhibitors, for the treatment of wet AMD, and other retinal diseases;

•

our strategic collaboration, option and license agreement with Regeneron Pharmaceuticals, Inc. under which we are collaborating on the development of an extended-delivery formulation of the vascular endothelial growth factor, trap aflibercept, currently marketed under the brand name Eylea, for the treatment of wet AMD, and other serious retinal diseases;

•

our capabilities and strategy related to, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA, ReSure Sealant and any additional products for which we may obtain marketing approval in the future;

•	our intellectual property position;

•

our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives, including potential opportunities outside the field of ophthalmology;

•

our estimates regarding expenses, future revenue, the sufficiency of our cash resources, our ability to fund our operating expenses, debt service obligations and capital expenditure requirements and needs for additional financing;

•	the impact of government laws and regulations;

•	the costs and outcomes of legal actions and proceedings, including any investigations by the Securities and Exchange Commission, and any intellectual property proceedings;

•	our ability to continue as a going concern; and

•	our competitive position.

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

We are pursuing three overall strategic goals:

•	To make prescription eye drops obsolete;
•	To make immediate release, back-of-the-eye injections obsolete; and
•	To extend our hydrogel platform technology for use beyond the eye to other areas of the body.

We currently incorporate therapeutic agents that have previously received regulatory approval, including small molecules and proteins, into our hydrogel technology with the goal of providing local programmed-released delivery of drug to the eye. We believe that our local programmed-release technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intracanalicular inserts, intracameral implants and intravitreal implants. We have products and product candidates in clinical and preclinical development applying this technology to treat post-surgical ocular pain and inflammation, allergic conjunctivitis, dry eye disease, glaucoma and ocular hypertension, and wet age-related macular degeneration, or wet AMD, among other conditions.

On December 3, 2018, we announced that the FDA approved our new drug application, or NDA, for DEXTENZA® (dexamethasone ophthalmic insert) 0.4mg for intracanalicular use for the treatment of ocular pain following ophthalmic surgery.  DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular pain for up to 30 days with a single administration.  We are also evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and allergic conjunctivitis.

We are developing our product candidate OTX-TP (intracanalicular travoprost insert) for the reduction of intraocular pressure, or IOP, in patients with glaucoma and ocular hypertension. Both DEXTENZA and OTX-TP are local programmed-release, drug-eluting, preservative-free intracanalicular inserts that are placed into the canaliculus through a natural opening called the punctum located in the portion of the lower eyelid near the nose.

Our earlier stage assets include two development programs that have initiated clinical trials: OTX-TIC, an intracameral travoprost implant for the reduction of IOP in patients with glaucoma and ocular hypertension when greater IOP reduction is needed, and OTX-TKI, an intravitreal injection by fine gauge needle of a hydrogel, anti-angiogenic formulation of a tyrosine kinase inhibitor, or TKI, for the treatment of wet AMD. We also have a collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our local programmed-release hydrogel in combination with Regeneron’s VEGF inhibitor, aflibercept, currently marketed under the brand name Eylea.

In addition to our ongoing drug product development, we currently market ReSure® Sealant, a hydrogel ophthalmic wound sealant approved by the FDA to seal corneal incisions following cataract surgery.  ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

Poor patient compliance with eye drop regimens and the need for frequent administration of eye drops at high drug concentrations due to rapid washout by the tears can create challenges in the successful management of ocular diseases and conditions. For example, poor patient compliance can lead to diminished efficacy and disease progression and high drug concentrations can create side effects. We are developing therapies to replace standard of care eye drop regimens with our innovative local programmed-release, drug-eluting intracanalicular inserts. The goal for our intracanalicular insert product candidates is to replace the management of many front-of-the-eye diseases and conditions using frequent, pulsed eye drop therapy, characterized by significant variations in drug concentration over time, with longer term, extended delivery of therapeutic agents to improve patient outcomes.

In addition to our focus on formulating, developing and commercializing innovative therapies for diseases and conditions of the eye, we are also assessing the potential use of our hydrogel platform technology in other areas of the body.

DEXTENZA ® (dexamethasone ophthalmic insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. In November 2018, the FDA approved our NDA for DEXTENZA for the treatment of post-surgical ocular pain. In connection with our commercial launch of DEXTENZA, we intend to build our own highly targeted, key account sales force that would focus on the ambulatory surgical centers responsible for the largest volumes of cataract surgery.  Following our receipt of FDA approval, we submitted on November 30, 2018 an application for a C-code for transitional pass-through payment status and also submitted on December 28, 2018 an application for a J-code for permanent payment status.

A  C-code is a unique temporary pricing code established by the Center for Medicare & Medicaid Services (CMS), for the Prospective Payment System and is only valid for claims for hospital outpatient department services and procedures.  A J-Code is a permanent code used to report drugs that ordinarily cannot be self-administered.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular pain and inflammation. The data from two of these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial were used to support our NDA for post-surgical ocular pain. We submitted an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation in January 2019 and expect the FDA to complete its review of this submission in the second half of 2019.

We have completed two Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis.  In October 2015, we announced topline results of our first Phase 3 clinical trial for allergic conjunctivitis, and in June 2016 we announced topline results of our second Phase 3 clinical trial for this indication.  We expect to initiate a third Phase 3 trial of DEXTENZA for the treatment of allergic conjunctivitis in the second half of 2019.  We have also completed a Phase 2 clinical trial of DEXTENZA for the treatment of dry eye disease.

OTX-TP (intracanalicular travoprost insert)

Our product candidate OTX-TP incorporates the active pharmaceutical ingredient travoprost, an FDA-approved prostaglandin analog that reduces elevated IOP, into a hydrogel, drug-eluting intracanalicular insert. This preservative-free insert is designed to elute drug for up to 90 days. OTX-TP is being developed as a treatment to lower IOP in patients with primary open angle glaucoma and ocular hypertension. We reported topline results from a Phase 2b clinical trial for this indication in October 2015. We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two planned Phase 3 clinical trials of OTX-TP in September 2016. Our first Phase 3 trial has completed the target enrollment of 550 patients at approximately 50 sites in the United States. Based on discussions with the FDA, the first Phase 3 clinical trial design includes an OTX-TP treatment arm and a placebo-controlled comparator arm that uses a non-drug eluting hydrogel intracanalicular insert. The primary efficacy endpoint is superiority in the reduction of IOP from baseline in the OTX-TP treatment arm compared to the placebo arm at three diurnal time points at each of three measurement dates, 2, 6 and 12 weeks. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of IOP compared to the placebo and a clinically meaningful reduction of IOP prior to granting marketing approval. We expect topline efficacy data from the first Phase 3 clinical trial in the first half of 2019. We do not intend to initiate the second Phase 3 clinical trial until we review and discuss with the FDA the data from the first Phase 3 clinical trial. Given the anticipated use of OTX-TP as a chronic therapy, we intend to generate six-month (300 patients) and one-year (100 patients) safety data to support our product registration. In order to help meet these targets, we began enrollment in the open-label one-year safety extension study in July 2018.

OTX-TIC (intracanalicular travoprost implant)

OTX-TIC is our product candidate for glaucoma patients in need of a more significant reduction in IOP and ocular hypertension. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP reduction in humans. Our investigational new drug application, or IND, for our U.S. trial became effective in the first quarter of 2018.  We initiated an open-label, proof-of-concept Phase 1 clinical trial in the United States in the second quarter of 2018, with our first patient having been dosed more than nine months ago. This clinical trial is a multi-center, open-label, dose-escalation, proof-of-concept study designed to evaluate the safety, durability, tolerability, and efficacy of OTX-TIC in patients with primary open-angle glaucoma or ocular hypertension. We anticipate presenting initial results from this clinical trial at the Association of Research and Vision of Ophthalmology meeting in April 2019.

Back-of-the-Eye Programs

We are engaged in the development of formulations of our hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our local programmed-release hydrogel in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs, or small molecule drugs, such as TKIs, for the treatment of retinal diseases such as wet AMD, retinal vein occlusion and diabetic macular edema. Our initial goal for these programs is to provide programmed release delivery over a four to nine month period thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other retinal diseases and providing a more consistent uniform release of drug over the treatment period.

OTX-TKI (intravitreal tyrosine kinase inhibitor implant)

OTX-TKI is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of OTX-TKI. In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. In the first quarter of 2019, we dosed two patients in a Phase 1 clinical trial in Australia. This clinical trial is a multi-center, open-label study designed to evaluate the safety, durability and tolerability of OTX-TKI for up to nine months. We also plan to evaluate biological activity by following visual acuity over time and measuring retinal thickness using standard optical coherence tomography.

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

Under the terms of the Collaboration Agreement, Regeneron has agreed to pay us $10 million upon exercise of the Option. The option is exclusive until 12 months after Regeneron has received a product candidate in accordance with a collaboration plan and non-exclusive for an additional six months following the end of the exclusive period.  In December 2017, we delivered to Regeneron the final formulation for Regeneron’s initial preclinical tolerability study. Although we are engaged in ongoing discussions with Regeneron, Regeneron has not informed us of its decision to exercise the Option.  Pending a decision from Regeneron, we are not actively pursuing further formulation development or other preclinical testing under the Collaboration Agreement.  We are also eligible to receive up to $145 million per Licensed Product upon the achievement of specified development and regulatory milestones, including successful results from the first-in-human clinical trial, $100 million per Licensed Product upon first commercial sale of such Licensed Product and up to $50 million based on the achievement of specified sales milestones for all Licensed Products. In addition, we are entitled to tiered, escalating royalties, in a range from a high-single digit to a low-to-mid teen percentage of net sales of Licensed Products.

ReSure® Sealant

Following our receipt of FDA approval for ReSure Sealant, we commercially launched this product in the United States in 2014. ReSure Sealant is approved to seal corneal incisions following cataract surgery and is the first and only surgical sealant to be approved by the FDA for ophthalmic use. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure. While ReSure Sealant remains commercially available in the United States, there is no sales support currently provided to the product at this time. We have received only limited revenues from ReSure Sealant to date and do not anticipate sales for 2019 to be material.

The FDA required two post-approval studies as a condition for approval of our premarket approval, or PMA, application for ReSure Sealant. The first post-approval study, identified as the Clinical PAS, was to enroll at least 598 patients to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study in eyes treated with ReSure Sealant. We submitted the final study report of the Clinical PAS to the FDA in June 2016, and the FDA has confirmed the Clinical PAS has been completed. The second post-approval study, identified as the Device Exposure Registry Study, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant. The Device Exposure Registry Study is required to include at least 4,857 patients. Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we have been unable to enroll trial sites and patients, collect patient data and report study data to the FDA. We have provided regular periodic reports to the FDA on the progress of this post-approval study.

We received a warning letter from the FDA in October 2018 relating to our compliance with data collection and information reporting obligations in the Device Exposure Registry Study. The FDA warning letter refers to a lack of progress with the enrollment and related data collection and information reporting obligations for a required post-approval trial. In November 2018, we appealed this warning letter.  In December 2018, the FDA rejected our appeal. Failure by us to conduct the required post-approval trial for ReSure Sealant to the FDA’s satisfaction may result in withdrawal of the FDA’s approval of ReSure Sealant or other regulatory action.  We continue to work with FDA to find a path to evaluate the incidence of endophthalmitis in patients receiving ReSure Sealant.  ReSure Sealant currently remains commercially available in the United States, though there is no sales support provided to the product at this time.

Additional Potential Areas for Growth

In addition to our focus on formulating, developing and commercializing innovative therapies for diseases and conditions of the eye, we are also assessing the potential use of our hydrogel platform technology in other areas of the body.

In September 2018, we entered into a second amended and restated license agreement, or Second Amended Agreement, with Incept LLC, an intellectual property holding company, or Incept. The Second Amended Agreement amends and restates in full the Company’s prior amended and restated license agreement with Incept, dated as of January 27, 2012, to expand the scope of the Company’s intellectual property license to include products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions.

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

We have in-licensed all of the patent rights and a significant portion of the technology for ReSure Sealant and our hydrogel platform technology product candidates from Incept, LLC, or Incept, an intellectual property holding company. Amarpreet Sawhney, our former President and Chief Executive Officer and current Chairman of the Board of Directors, is a general partner of Incept and has a 50% ownership stake in Incept.

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

PRODUCT/PROGRAM	DISEASE STATE	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	REGULATORY APPROVAL
INTRACANALICULAR INSERTS						
Dextenza® (dexamethasone ophthalmic insert) 0.4 mg	Post-surgical pain					
Dextenza® (dexamethasone ophthalmic insert) 0.4 mg	Inflammation					
Dextenza® (dexamethasone ophthalmic insert) 0.4 mg	Allergic conjunctivitis					
OTX-TP (travoprost insert)	Glaucoma and ocular hypertension					
OTX-BPI (bupivicane)	Acute Ocular Pain					
OTX-BSI (besifloxacin & dexamethasone)	Post-op pain, inflammation & anti-bacterial					
OTX-KTO (ketotifen)	Allergy					
OTX-CSI (cyclosporine)	Chronic dry eye					
INTRACAMERAL IMPLANT						
OTX-TIC (travoprost implant)	Glaucoma and ocular hypertension					
INTRAVITREAL IMPLANTS						
OTX-TKI (tyrosine kinase inhibitor implant)	Wet AMD, DME and RVO					
OTX-IVT* (anti-VEGF antibody implant)	Wet AMD, DME and RVO					
OCULAR SEALANT						
ReSure® SEALANT	Cataract incision closure					

* In Partnership with REGENERON

† Wet Age-related Macular Degeneration (Wet AMD), Diabetic Macular Edema (DME), Retinal Vein Occlusion (RVO)

Our Strategy

We are pursuing three overall strategic goals: to make prescription eye drops obsolete; to make immediate release back-of-the-eye injections obsolete; and to extend our hydrogel platform technology for use beyond the eye to other areas of the body.  The key tactics of our strategy to achieve these goals are:

•

Launch the commercialization of DEXTENZA® (dexamethasone ophthalmic insert) 0.4mg for intracanalicular use for the treatment of ocular pain following ophthalmic surgery.  DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular pain for up to 30 days with a single administration.  We are building a highly-focused, key account manager sales force that will initially target the highest volume cataract surgery centers.  We applied for a C-code for transitional payment status on November 30, 2018 and expect to receive a reimbursement code in the middle of 2019.

•

Create proprietary solutions for ophthalmic diseases and conditions based on our bioresorbable hydrogel technology platform’s ability to improve the delivery of FDA-approved therapeutic agents. We are directing the majority of our development efforts towards applying our proprietary PEG-based bioresorbable hydrogel technology platform to product candidates that are designed to provide local programmed-release of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in ophthalmic drugs approved by the FDA and that are or are expected to become available on a generic basis prior to anticipated launch dates or to which we have access through our existing collaboration with Regeneron or in any future collaborations. Our technology uses a proprietary composition of PEG to make bioresorbable hydrogels that we specifically engineer for each of our product candidates. By focusing on the development of products based on FDA-approved therapeutic agents, we believe that we can advance potential products efficiently and predictably through the development cycle based on well-defined clinical and regulatory approval pathways. We believe this strategy of selecting FDA-approved therapeutic agents and improving their delivery represents an attractive risk-reward profile relative to new drug development.

•	Complete clinical development of and seek marketing approval for our most advanced intracanalicular insert product candidates for diseases and conditions of the front of the eye.

o	Post-Surgical Inflammation.

▪

We filed an sNDA for DEXTENZA for post-surgical ocular inflammation in January 2019.  We expect the FDA to complete its review of this submission in the second half of 2019 and, if approved, intend to add this expanded indication to the label of our currently approved DEXTENZA product for post-surgical ocular pain.

o	Glaucoma.

▪

With regard to OTX-TP, we initiated the first of two Phase 3 trials of our travoprost insert for the treatment of glaucoma and ocular hypertension in September 2016 and expect topline efficacy data in the first half of 2019.  We anticipate discussing the results of this first Phase 3 clinical trial with the FDA prior to initiating a second Phase 3 clinical trial.  Given the anticipated use of OTX-TP as a chronic therapy, we have also commenced a data safety study to help generate six-month (300 patients) and one year (100 patients) safety data to support our product registration.

▪

We are also advancing OTX-TIC, our travoprost-based intracameral implant for the treatment of moderate to severe glaucoma and ocular hypertension for four to six months.  We initiated an open-label, proof-of-concept Phase 1 clinical trial in the United States in the second quarter of 2018, with our first patient having been dosed more than nine months ago.  We intend to announce preliminary results from this trial during the first half of 2019.

•

Apply our local programmed-release intracanalicular insert technology for the treatment of additional diseases and conditions of the front of the eye. We intend to apply our proprietary PEG-based bioresorbable hydrogel technology platform to product candidates that are designed to provide local programmed-release of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in ophthalmic drugs approved by the FDA and that are or are expected to become available on a generic basis prior to anticipated launch dates. Our technology uses a proprietary composition of PEG to make bioresorbable hydrogels specifically engineered for placement in the intracanaliculus for each of our product candidates. By focusing on the development of products based on FDA-approved therapeutic agents, we believe that we can advance potential products efficiently and predictably through the development cycle based on well-defined clinical and regulatory approval pathways. We believe this strategy represents an attractive risk-reward profile relative to new drug development.  We currently have a number of preclinical programs that we are pursuing including OTX-BPI for acute ocular pain; OTX-BSI for post-operative; inflammation and bacterial infection; OTX-KTO for allergy; and OTX-CSI for chronic dry-eye.

In addition to these preclinical development programs, we have also completed two Phase 3 clinical trials for the use of DEXTENZA to treat allergic conjunctivitis.  We expect to initiate a third Phase 3 clinical trial in the second half of 2019 for this program.

•

Pursue development of our intravitreal implant and other technologies for back-of-the-eye diseases and conditions. We are developing OTX-TKI, a hydrogel implant, designed to release anti-angiogenic drugs, including anti-VEGF formulations, over a sustained period following administration by an intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye, including wet AMD. Our goal for this intravitreal product candidate is to provide local programmed-release of the anti-angiogenic drugs up to a nine month period, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen. We believe that less frequent injections will be more convenient for patients and may reduce the risk of infection and other potential side effects associated with each injection. We also believe that our hydrogel implant could potentially provide a more consistent level of therapeutic agent compared with existing therapies. In the first quarter of 2019, we dosed two patients in an open-label proof-of-concept Phase 1 clinical trial of OTX-TKI.   This Phase 1 clinical trial is being conducted in Australia.

In October 2016, we entered into the Collaboration Agreement with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea.

•

Utilize our hydrogel platform to enable local programmed-release of therapeutics to areas of the body outside the eye.   In September 2018, we entered into the Second Amended Agreement with Incept to expand the scope of our intellectual property license to include products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions.  We intend to explore programs outside of the eye not only on our own but also potentially through partnerships or collaborations with third parties who have expertise and experience with other therapeutics as well as other areas of the body.

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

Post-Surgical Ocular Pain and Inflammation

Ocular pain and inflammation are common side effects following ophthalmic surgery. Frequently performed ophthalmic surgeries include cataract, refractive, vitreoretinal, cornea, and glaucoma procedures. Physicians prescribe anti-inflammatory drugs, such as corticosteroids, which are typically administered through eye drops multiple times per day, following ocular surgery as the standard of care. These drugs improve patient comfort and also accelerate recovery through disruption of the inflammatory cascade resulting in decreased inflammation and reduced activity of the immune system. Physicians also frequently prescribe non-steroidal anti-inflammatory drugs, or NSAIDs, as adjunctive or combination therapy to supplement the use of corticosteroids. If left untreated, inflammation of the eye may result in further ocular complications, including pain, scarring and vision loss. Market Scope has estimated that approximately 5.8 million ocular surgeries were to be performed in the United States in 2018.

Allergic Conjunctivitis

Allergic conjunctivitis is an inflammatory disease of the conjunctiva resulting primarily from a reaction to allergy- causing substances such as pollen or pet dander. The primary sign of this inflammation is redness and the primary symptom is acute itching. Allergic conjunctivitis ranges in clinical severity from relatively mild, common forms to more severe forms that can cause impaired vision. According to a study on the management of seasonal allergic conjunctivitis published in 2012 in the peer-reviewed journal Acta Ophthalmologica, allergic conjunctivitis affects 15% to 40% of the U.S. population. The first line of defense against allergic conjunctivitis is avoidance of the allergen. If this is not successful, physicians typically prescribe a combination of a topical mast cell stabilizer and anti-histamine. These treatments act to reduce the signs and symptoms of the early phase allergic reaction. For the subset of patients with chronic or more severe forms of allergic conjunctivitis, anti-histamines and mast cell stabilizers are often not sufficient to treat their signs and symptoms. These refractory patients are frequently treated with topical corticosteroids administered by prescription eye drops.

Dry Eye Disease

Dry eye disease affects the ocular surface and is characterized by dryness, inflammation, pain, discomfort and irritation. The current standard of care for moderate to severe dry eye disease is the use of artificial tears and topical anti- inflammatory and immune modulating drugs administered by prescription eye drops. The anti-inflammatory and immune modulating prescription drug market for the treatment of moderate to severe dry eye disease consists of Restasis for increasing tear production, marketed by Allergan, lifitegrast, for the treatment of the signs and symptoms of dry eye disease, marketed by Shire under the brand name Xiidra and off-label use of corticosteroids. Based on our review of industry sources, we estimate that approximately 20 million people in the United States have dry eye disease, including approximately five million people who suffer from moderate to severe dry eye disease.

Market Data

According to IMS Health data, approximately 20.3 million prescriptions were filled in the United States in 2018 for anti-inflammatory drugs administered by prescription eye drops for ocular diseases and conditions, resulting in sales of approximately $4.3 billion. These prescriptions consisted of approximately 8.4 million prescriptions and $723 million in sales for single-agent corticosteroids, 3.3 million prescriptions and $369 million in sales for NSAIDs, 4.6 million prescriptions and $282 million in sales for corticosteroid and antibiotic combination products and approximately 4.0 million prescriptions and $2.7 billion in sales of Restasis and Xiidra for dry eye disease. According to IMS Health data, approximately 6.8 million anti-allergy eye drop prescriptions were filled in the United States in 2018, resulting in sales of approximately $477 million. The steroid market for eye drops to treat ocular diseases and conditions consists of both branded and generic products. Branded steroids include Lotemax and Alrex (loteprednol etabonate) marketed by Bausch & Lomb and Durezol (difluprednate) marketed by Alcon. Commonly used generic steroids include prednisolone, dexamethasone and fluorometholone.

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

Market Data

According to IMS Health data, approximately 35.2 million prescriptions were filled in the United States in 2018 for drugs administered by eye drops for the treatment of glaucoma, resulting in sales of approximately $3.1 billion. A typical prescription provides approximately one month of treatment. We expect prescription volume to grow, in large part as a result of the aging population. According to IMS Health, PGAs accounted for approximately half of the prescription volume in the glaucoma market in 2018. The market for drugs administered by eye drops for the treatment of glaucoma consists of both branded and generic products. Branded products have maintained premium pricing and significant market share. These products include Travatan Z (travoprost) marketed by Alcon and Lumigan (bimatoprost) marketed by Allergan. The relevant patents covering travoprost expired in December 2014. Commonly used generic drugs include latanoprost and timolol.

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

Market Data

According to IMS Health data, approximately 16.5 million prescriptions were filled in the United States in 2018 for ophthalmic antibiotics administered by eye drops, resulting in sales of approximately $428 million.

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

Wet AMD is the leading cause of blindness in people over the age of 55 in the United States and the European Union. According to a study on the burden of AMD published in 2006 in the peer-reviewed journal Current Opinion in Ophthalmology, approximately 1.2 million people in the United States suffer from wet AMD. In addition, AMD Alliance International reports that approximately 200,000 new cases of wet AMD arise each year in the United States. The incidence of wet AMD increases substantially with age, and we expect that the number of cases of wet AMD will increase with growth of the elderly population in the United States. The anti-VEGF market for the treatment of wet AMD consists predominantly of two drugs that are approved for marketing and primarily prescribed for the treatment of wet AMD, Lucentis marketed in the United States by Genentech and Eylea marketed in the United States by Regeneron, and off-label use of the cancer therapy Avastin. In 2018, sales of Lucentis and Eylea totaled approximately $5.8 billion in the United States and $10.3 billion globally.

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

Ocular Wound Closure

According to the World Health Organization, cataracts are the leading cause of visual impairment eventually progressing to blindness. According to the American Academy of Ophthalmology Cataract and Anterior Segment Panel’s 2011 Preferred Practice Pattern Guidelines, cataract extraction is the most commonly performed eye surgery in the United States. Market Scope has estimated that in 2018 there were to be approximately 4.2 million cataract extractions performed in the United States.

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

The Ocular Therapeutix Approach

Our Hydrogel Technology Platform

We apply our expertise with an established bioresorbable hydrogel technology to the development of products for local programmed-release of known, FDA-approved therapeutic agents for a variety of ophthalmic diseases and conditions and to ophthalmic wound closure. Our founders have previously used this same hydrogel technology to develop FDA-approved and currently marketed medical products for other companies such as DuraSeal Dural Sealant® (marketed by Integra Lifesciences, Inc.), a sealant for cranial and spine surgery, and Mynx® (marketed by Cardinal Health), a sealant for femoral artery punctures after angiography and angioplasty.

Our bioresorbable hydrogel technology is based on the use of a proprietary form of PEG. Our technical capabilities include a deep understanding of the polymer chemistry of PEG-based hydrogels and the design of the highly specialized manufacturing processes required to achieve a reliable, preservative free and pure product. We tailor the hydrogel to act as a vehicle for local programmed-release drug delivery to the eye and as an ocular tissue sealant. We have used bioresorbable hydrogels to engineer each of our intracanalicular insert product candidates, our intracameral implant product candidates, ReSure Sealant and our intravitreal implant product candidates.

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

Intracanalicular Insert-Based Local Programmed-Release Therapies for Front-of-the-Eye Diseases and Conditions

A punctum is a natural opening located in the inner portion of the eyelid near the nose. There is a punctum in each of the lower eyelids and the upper eyelids. The puncta open into nasolacrimal ducts, which collect and drain tears produced by the eyes’ lacrimal glands. Tears produced in the lacrimal glands sweep across the eye surface and drain through the puncta to the nasal cavity. The section of the nasolacrimal duct immediately beyond the puncta is called the vertical canaliculus. Intracanalicular inserts that do not contain an active drug are commonly used for treatment of dry eye disease by physically blocking tear drainage. Because intracanalicular inserts stay in contact with the tear film, they are well suited for local programmed-release of drug to the eye.

Intracanalicular insert shown positioned in the vertical canaliculus

Our intracanalicular inserts utilize our proprietary hydrogel technology and are embedded with an active drug. Following insertion through the punctum, our inserts swell in tear fluid to fill the vertical canaliculus, which secures the inserts in place. We design our inserts to release drug in a programmed fashion, tailored to each disease state, back through the punctum to the surface of the eye. Over time the inserts liquefy and are cleared through the nasolacrimal duct. If necessary due to excessive tearing, discomfort or improper placement, a healthcare professional can remove an intracanalicular insert by a process of pushing the soft insert back through the punctum.

Our inserts allow incorporation of a variety of drugs with a controllable range of delivery durations and delivery rates. For acute conditions, such as post-surgical ocular pain and inflammation and allergic conjunctivitis, we have designed our intracanalicular inserts to provide a local programmed-release of therapeutic levels of drug for the duration of treatment. For chronic diseases, such as glaucoma, we have designed our intracanalicular inserts for repeat administration with extended dosing periods. We are concentrating our initial development efforts on intracanalicular inserts incorporating active pharmaceutical ingredients that are approved by the FDA for the targeted indication and that satisfy other specific selection criteria that we have developed.

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

Because intracanalicular inserts stay in contact with the tear film, other companies have pursued the development of intracanalicular punctum plugs containing active drugs for local programmed-release to the ocular surface. However, these earlier product designs had significant limitations with respect to drug capacity, drug release kinetics and patient comfort and used non-degradable punctum plugs with a clear silicone hard rubber shell containing only a core with active drug. These plugs typically extended outside of the punctal opening and secured themselves in place with an external cap. The external cap was in constant contact with the surface of the eye, which may cause irritation and discomfort in some cases. In addition, some prior designs resorted to plugging both the upper and lower puncta, which could cause excessive tearing and patient discomfort. These designs did not incorporate a visualization agent to allow the patient and physician to assess the presence of the plug.

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

We select the active pharmaceutical ingredients for our local programmed-release drug delivery product candidates, including our intracanalicular inserts, based on criteria we have developed through our extensive experience with hydrogel insert systems. Our active pharmaceutical ingredient selection criteria include:

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

Anticipated Benefits of Our Intracanalicular Inserts Compared to Eye Drops

We believe our intracanalicular insert product candidates may offer a range of favorable attributes as compared to eye drops, including:

•

Improved patient compliance. Our intracanalicular inserts are inserted by a healthcare professional and are designed to provide local programmed-release of drug to the ocular surface. Because patients are not responsible for self-administration of the drug and the intracanalicular inserts dissipate over time and do not require removal for acute conditions or frequent removal for chronic conditions, we believe our intracanalicular inserts address the problem of patient compliance.

•

Ease of administration. We have designed our intracanalicular inserts to provide the entire course of medication with a single administration by a healthcare professional for acute conditions or for several months for chronic conditions. We believe this avoids the need for frequent administration and the potential complications that could result if doses are missed.

•

Local programmed-release of drug. We have designed our intracanalicular inserts to deliver drug in a programmed fashion to the surface of the eye in order to avoid the peak and valley dosing and related side effects and spikes in IOP associated with eye drops. We also believe programmed-release dosing may improve the therapeutic profile of the active pharmaceutical ingredient because it eliminates periods of little or no drug presence between eye drop administrations. Further, we are designing our product candidates so that their drug release profiles can be tailored or programmed to match the treatment needs of the disease. For example, steroids for ophthalmic purposes generally require administration over four weeks, with tapered dosing over this period. In contrast, PGAs require administration in a steady fashion over the duration of treatment. Our intracanalicular inserts are designed to fully dissipate over a period of two to three times the length of the expected period of release of the therapeutic agent and can be removed if necessary by a healthcare professional.

•

Avoidance of preservative side effects. Our intracanalicular inserts do not involve the use of preservatives, such as BAK, which have been linked to side effects including burning, stinging, hyperemia, irritation, eye dryness and, less frequently, conjunctivitis or corneal damage.

Intravitreal Implants for Back-of-the-Eye Diseases and Conditions

We are engaged in the clinical development of our hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our programmed-release hydrogel in combination with anti-angiogenic drugs such as protein-based anti-VEGF drugs or small molecule drugs, such as TKIs for the treatment of retinal diseases, such as wet AMD, retinal vein occlusion and diabetic macular edema. Our initial goal for these programs is to provide extended delivery of a protein-based large molecule or small molecule TKI drug targeting VEGF and other targets over a four to six month period following administration of a bioresorbable hydrogel incorporating the drug by an injection into the vitreous humor, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other retinal diseases and potentially providing a more consistent, uniform release of drug over the treatment period.

We are pursuing a multi-pronged strategy to seek to maximize the potential of this technology.

•

We are researching the delivery of small molecule TKIs from our hydrogel implant and we initiated an open-label, proof-of-concept Phase 1 clinical trial in Australia in the first quarter of 2019. This clinical trial is a multi-center, open-label study designed to evaluate the safety, durability and tolerability of OTX-TKI for up to nine months. We have conducted preclinical work on this compound and have achieved local programmed-release and pharmacodynamic effect in vivo for up to twelve months.  We believe this class of drugs is well suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, these drugs have been difficult to deliver to the eye for acceptable time frames at therapeutic levels without causing local and systemic toxicity due to low drug solubility and very little short half-lives in solution. We believe our local drug delivery technology gives us potential advantages in this regard. By selecting a compound that is compatible with our hydrogel platform technology and that will have expiration of relevant patents within the timeline of our development program, we avoid the need to license the TKI molecule, thus retaining full worldwide rights to any products we develop.

•

We are also evaluating an intravitreal implant through our collaboration with Regeneron, consisting of a PEG-based hydrogel matrix containing embedded micronized particles of aflibercept. Aflibercept is marketed by Regeneron under the brand name Eylea. We designed the injection to be delivered to the vitreous chamber of the eye using a fine gauge needle. We entered into the Collaboration Agreement with Regeneron in October 2016 for the development and commercialization of protein-based anti-VEGF drugs, with the initial product candidate incorporating the drug aflibercept into our hydrogel.  As previously discussed, pending a decision from Regeneron, we are not actively pursuing further formulation development or other preclinical testing.

Our intravitreal implant consists of a PEG-based hydrogel suspension, which contains embedded micronized protein particles of an anti-angiogenic compound. We designed the intravitreal implant to be injected and retained in the vitreous humor, as depicted in the figure below, to provide local programmed-release intravitreal delivery of anti-VEGF compounds.

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

We commercially launched ReSure Sealant in February 2014 on a region-by-region basis in the United States through a network of independent distributors. In early 2017, we terminated these distributors and hired a contract sales force of four representatives to sell ReSure Sealant. In July 2017, in connection with a broader reduction in force, we terminated these representatives.  At this time, we have no sales support provided to ReSure Sealant, and we have no plans to hire a sales force to focus on this product.  We also believe that the market opportunity for a surgical sealant following cataract surgery may be modest because sutures are used in only approximately 14% of cataract surgeries and, currently, there is no direct reimbursement for ReSure Sealant. As a result, we do not expect to generate meaningful levels of revenue from the sale of ReSure in 2019.

Development Pipeline and Marketed Products

The following table summarizes important information about our key product development programs and our marketed products, DEXTENZA and ReSure Sealant. We hold worldwide commercial rights to each of our product candidates, DEXTENZA and ReSure Sealant.

Description
		(Active Pharmaceutical	Stage of
Product / Program	Indication	Ingredient)	Development	Status
Approved Product
DEXTENZA	Post-surgical ocular pain	Intracanalicular insert (Dexamethasone)	Approved for post-surgical ocular pain	Approved by the FDA in November 2018; product will be commercially launched upon the receipt of a C-code for transitional pass through payment; receipt of the C-code anticipated in the middle of 2019

ReSure Sealant	Cataract incision closure	Ocular sealant	Marketed

Approved by the FDA in January 2014; commercially launched in the United States in February 2014.  In October 2018, we received a FDA warning letter and we appealed in November 2018.  The appeal was rejected in December 2018. We continue to work with FDA.

Late Stage Clinical Product Candidates
DEXTENZA	Post-surgical inflammation	Intracanalicular insert (Dexamethasone)	Phase 3	sNDA submission for post-surgical ocular inflammation in January 2019

DEXTENZA	Allergic conjunctivitis	Intracanalicular insert (Dexamethasone)	Phase 3

Phase 2 trial completed in November 2014; topline results from the two Phase 3 trials;  first Phase 3 trial reported in October 2015 and second Phase 3 trial reported in June 2016; a third Phase 3 trial is expected to commence in the second half of 2019

OTX-TP	Glaucoma	Intracanalicular insert (Travoprost)	Phase 3

Phase 2a trial completed in May 2014; Phase 2b topline results reported in October 2015; initiated the first of two Phase 3 clinical trials in September 2016; topline data from the first Phase 3 trial expected in the first half of 2019

Description
		(Active Pharmaceutical	Stage of
Product / Program	Indication	Ingredient)	Development	Status
Early Stage Clinical Product Candidates
OTX-TIC	Glaucoma and ocular hypertension	Intracameral implant (Travoprost)	Phase 1

Initiated a Phase 1 clinical trial outside of the U.S. in the third quarter of 2017 which has since been closed due to lack of enrollment; initiated a new Phase 1 clinical trial in the first half of 2018 in the U.S. with initial  results at the Association of Research and Vision of Ophthalmology meeting in April 2019

OTX-BPI	Acute ocular pain	Bupivicane	Preclinical	Ongoing preclinical studies

OTX-BSI	Post-operative pain, inflammation & antibacterial	Besifloxicin and dexamethasone	Preclinical	Ongoing preclinical studies

OTX-KTO	Allergy	Ketotifen	Preclinical	Ongoing preclinical studies

OTX-CSI	Chronic dry eye	Cyclosporine	Preclinical	Ongoing preclinical studies

Anti-angiogenic hydrogel implants
OTX-TKI	Wet AMD	Intravitreal implant (Tyrosine kinase inhibitor anti-angiogenic compound)	Phase 1	Initiated a Phase 1 clinical trial in Australia in the second half of 2018

OTX-IVT	Wet AMD DME and RVO	Intravitreal implant (Protein-based anti-angiogenic compound)	Preclinical	Preclinical studies

Dexamethasone Intracanalicular Insert

Our DEXTENZA (local programmed-release dexamethasone) intracanalicular insert product candidate incorporates the corticosteroid dexamethasone as an active pharmaceutical ingredient in our proprietary hydrogel insert. We are developing DEXTENZA for the treatment of post-surgical ocular pain and inflammation and allergic conjunctivitis. We have designed DEXTENZA to deliver therapeutic levels of dexamethasone over a period of approximately 30 days. We have reported topline results from three Phase 3 clinical trials for the treatment of post-surgical ocular pain and inflammation and two Phase 3 clinical trials for the treatment of allergic conjunctivitis.

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

Embedded within our DEXTENZA intracanalicular insert are dexamethasone drug particles that gradually erode and release the drug in a programmed fashion until the drug is depleted. As the dexamethasone drug particles erode and the hydrogel degrades by hydrolysis, the intracanalicular insert softens, liquefies and is cleared through the nasolacrimal duct. We provide the DEXTENZA drug product in a preservative-free formulation in a sterile, single use package.

The standard regimen for dexamethasone eye drops following cataract surgery is an initial administration of four times daily for one week, with a gradual tapering in the number of eye drops over a four week period. Such a regimen is often confusing to patients as they must remember to taper the number of times per day they administer the steroid, while also taking multiple drops of other drugs, such as antibiotics and NSAIDs. We believe that local programmed-release of drug to the eye may result in better control of ocular pain and inflammation as compared to prescription eye drops and that a low dose amount may provide enhanced safety by eliminating spikes in IOP associated with high dose steroid eye drops.

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

Overview of DEXTENZA Clinical Development

We are conducting clinical development of DEXTENZA for the treatment of post-surgical ocular pain and inflammation and allergic conjunctivitis. The following summarizes our clinical development to date for DEXTENZA.

•

In March and April 2015, we reported topline results from two Phase 3 clinical trials for the treatment of post-surgical ocular pain and inflammation. In the first Phase 3 clinical trial, DEXTENZA met both primary efficacy endpoints, absence of pain at day 8 and absence of inflammatory cells at day 14, with statistical significance. In the second Phase 3 clinical trial, DEXTENZA met the primary efficacy endpoint for absence of pain at day 8 with statistical significance but did not meet the primary efficacy endpoint for absence of inflammatory cells at day 14. We met with the FDA in April 2015 to discuss the path forward for seeking marketing approval of DEXTENZA for the treatment of post-surgical ocular pain and inflammation. In this pre-NDA clinical meeting, the FDA indicated that the existing data from our Phase 2 and two Phase 3 clinical trials are appropriate to support an NDA submission for DEXTENZA for a post-surgical ocular pain indication. The FDA further indicated that we would need additional data from a third Phase 3 clinical trial for the inflammation endpoint to support the potential labeling expansion of DEXTENZA’s indications for use. We initiated a third Phase 3 clinical trial for DEXTENZA for the treatment of post-surgical ocular pain and inflammation in October 2015. In September 2015, we submitted to the FDA an NDA for DEXTENZA for the treatment of post-surgical ocular pain.  In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility.  In January 2017, we resubmitted our NDA to the FDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  The FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection. We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018.  In November 2018, we received approval for the pain indication.

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

•

In January 2015, we initiated a Phase 2 exploratory clinical trial of DEXTENZA for the treatment of dry eye disease. We reported topline results from this trial in December 2015. We are not currently pursuing DEXTENZA for the treatment of dry eye disease.

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

We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018.  In November 2018, we received FDA approval for DEXTENZA for the pain indication.  In January 2019, we submitted a sNDA for DEXTENZA for the treatment of post-surgical ocular inflammation. If we receive timely approval of the sNDA for post-surgical ocular inflammation, we expect to expand the labeling to include this indication.  Although we conducted our Phase 3 clinical trials of DEXTENZA in patients who have undergone cataract surgery, these trials are intended to support a label for all post-surgical ocular surgeries.

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

Regulatory Pathway

We have completed two Phase 3 clinical trials evaluating DEXTENZA for the treatment of allergic conjunctivitis.   We plan to conduct a third Phase 3 clinical trial commencing in the second half of 2019.  Subject to obtaining favorable results from this third Phase 3 clinical trial, we plan to submit an sNDA to the FDA for DEXTENZA for the treatment of allergic conjunctivitis for only the ocular itching indication. We expect that we would submit this sNDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information. Based on discussions with the FDA, we expect to use safety results from our Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular pain and inflammation to support the sNDA for DEXTENZA for the treatment of allergic conjunctivitis.

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

This clinical trial was designed to evaluate a range of objective and subjective measures (signs and symptoms, respectively) for DEXTENZA and was intended to explore which measures would be appropriate to include in the design of future clinical trials of DEXTENZA or other molecules in a sustained-release product as a potential therapy for dry eye disease. Our long term strategy for the treatment of dry eye may be to use DEXTENZA as a mode of therapy to reduce inflammation in patients with acute dry eye conditions and pursue the development of an intracanalicular insert containing an immunosuppressant drug such as cyclosporine to treat chronic dry eye. Consequently, we are not currently pursuing DEXTENZA for the treatment of dry eye disease.

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

Travoprost Intracanalicular Insert (OTX-TP)

Our OTX-TP product candidate incorporates the PGA travoprost as an active pharmaceutical ingredient in our proprietary intracanalicular insert. We are developing OTX-TP for the treatment of glaucoma and ocular hypertension. We have completed a Phase 2a clinical trial of OTX-TP, and we reported topline efficacy results of a Phase 2b clinical trial of OTX-TP in the United States in October 2015.  We are currently conducting the first of two Phase 3 trial of OTX-TP.  In the first Phase 3 trial, we have completed target enrollment of 550 patients at approximately 50 sites in the United States.

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

We have designed OTX-TP to deliver therapeutic levels of travoprost for up to three months. We have tested versions of OTX-TP that are capable of local programmed-release over a one-month, a two-month and a three-month period. The retention time of our intracanalicular inserts varies from patient-to-patient due to various physiological and anatomical factors to which the intracanalicular inserts may be subjected. We have conducted a series of non-significant risk, or NSR, investigational device exemption, or IDE, studies with improved product designs and placement procedures with the goal of achieving higher retention rates. We have achieved successive improvements in retention, with as high as a 92% retention rate at day 90 in one of these NSR studies. Our completed pilot studies evaluated one-month and two-month versions of OTX-TP. In our Phase 2a clinical trial, we evaluated two-month and three-month versions of OTX-TP. In our Phase 2b clinical trial, we evaluated an improved three-month version of OTX-TP. In our pilot studies, the OTX-TP inserts we evaluated were violet to provide a visual assessment of insert position. In our subsequent Phase 2 clinical trials, we switched to a fluorescent yellow color to improve visibility and are using this same fluorescent marker in our Phase 2b clinical trial.

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

Clinical Trials for Glaucoma and Ocular Hypertension

Completed Singapore Pilot Study

In 2012, we completed a prospective, single arm, open-label pilot study evaluating the initial safety and efficacy of the one-month version of OTX-TP for the treatment of glaucoma and ocular hypertension. We conducted this trial in 17 patients, and in 26 eyes, at two sites in Singapore.

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

Completed South Africa Pilot Study

In 2012, we completed a prospective, single arm, open-label pilot study evaluating the initial safety and efficacy of the two-month version of OTX-TP for the treatment of glaucoma and ocular hypertension. We conducted this trial in 20 patients, and in 36 eyes, at two sites in South Africa.

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

Regulatory Pathway

Based on feedback following discussions with the FDA in the second quarter of 2016, we are using a protocol design for our Phase 3 clinical trials that focuses on a comparison of the OTX-TP arm against a vehicle placebo arm. We are not required to use placebo drops in this trial or include a timolol reference arm. We will be required to successfully complete two well controlled Phase 3 clinical trials of OTX-TP conducted under an IND to obtain marketing approval from the FDA. We reached our target enrollment of 550 patients at approximately 50 sites in our first Phase 3 clinical trial for an expected exposure duration of three months.  A number of patients will be studied for up to 12 months for safety evaluations. Patients will be randomized in a 3:2 ratio to receive either OTX-TP or a placebo vehicle control intracanalicular insert without active drug. There is no timolol comparator or validation arm required in the study design and no eye drops, placebo or active, are being administered in either arm. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of IOP, when compared to the placebo, as a primary efficacy endpoint, and a clinically meaningful reduction of IOP in the absolute. The primary efficacy endpoint will be evaluated at 2, 6 and 12 weeks at 8 a.m., 10 a.m. and 4 p.m. at each of the three timepoints.  We initiated the first Phase 3 clinical trial in September 2016 and anticipate topline data in the first half of 2019.  We do not intend to initiate the second Phase 3 clinical trial until we receive data from the first Phase 3 clinical trial and discuss the results of this first Phase 3 clinical trial with the FDA.

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

Intracameral Glaucoma (OTX-TIC) Product Candidate

We are conducting an open-label, proof-of-concept Phase 1 clinical trial of OTX-TIC that we initiated in the second quarter of 2018 for the treatment of patients with moderate to severe glaucoma and ocular hypertension. OTX-TIC (extended-delivery travoprost) is a bioresorbable hydrogel implant incorporating travoprost that is designed to be an intracameral injection into the anterior chamber of the eye with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated clinically meaningful IOP lowering and good pharmacokinetics in the aqueous humor.  We initiated a pilot clinical study outside the United States in the third quarter of 2017 to assess safety and obtain initial efficacy data, but did not enroll any patients in this clinical trial and determined to close this trial.  We submitted an IND in the first quarter of 2018 and initiated a second Phase 1 trial in the United States in the second quarter of 2018. The study is a prospective, multi-center study to evaluate the safety, efficacy, durability and tolerability of OTX-TIC compared to topical travoprost (eye drops) in patients with open-angle glaucoma or ocular hypertension.  The first patient in this trial has been treated for nine months from dosing.  We expect to present initial results at the Association of Research and Vision of Ophthalmology meeting in April 2019.

Intravitreal Implants for the Treatment of Back-of-the-Eye Diseases

We are engaged in a preclinical development program of our sustained-release hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our current development efforts are focused on the use of our sustained-release hydrogel in combination with anti-angiogenic compounds, including anti-VEGF compounds, for the treatment of wet AMD. Our initial implants have delivered both small and large molecule anti-VEGF compounds in vitro over our targeted four to six month period, which we believe could make it possible to reduce the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD. In addition, our preclinical studies have demonstrated a sustained pharmacodynamic effect in vivo of up to six months with a small molecule tyrosine kinase inhibitor (TKI). The two strategies being pursued are as follows:

•

We are evaluating an intravitreal implant, in collaboration with Regeneron, consisting of a PEG-based hydrogel matrix containing embedded micronized particles of aflibercept. Aflibercept is marketed by Regeneron under the brand name Eylea. We refer to the formulation we are developing with Regeneron as OTX-IVT. We designed the injection to be delivered to the vitreous chamber of the eye using a fine gauge needle. We entered into a strategic collaboration with Regeneron in October 2016 for the development and commercialization of protein-based anti-VEGF drugs, with the initial product candidate incorporating the drug aflibercept into our hydrogel.

•

We have selected the TKI, referred to as OTX-TKI, and advanced into an initial human clinical trial and dosed our first patient in Australia in February 2019. We have conducted preclinical work on this compound and have achieved local programmed-release and pharmacodynamic effect in vivo for six months. We believe this class of drugs is well suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, these drugs have been difficult to deliver to the eye for acceptable time frames at therapeutic levels without causing local and systemic toxicity due to low drug solubility and very short half-lives in solution. We believe our local programmed-release drug delivery technology gives us potential advantages in this regard. By selecting a compound that is compatible with our hydrogel platform technology and that will have expiration of relevant patents within the timeline of our development program, we avoid the need to license the TKI molecule, thus retaining full worldwide rights to any products we develop.

We are conducting these small and large molecule local programmed-release programs in parallel.

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

Our hydrogel implants have shown initial tolerability and acceptable pharmacokinetics. We conducted an in vivo study to measure ocular tissue concentrations of bevacizumab after injection with and without our sustained-release hydrogel. The injection of a bevacizumab formulation without our hydrogel resulted in a first-order rate of drug clearance, as expected.  In addition, bevacizumab concentrations decreased in the ocular tissues with distance from the intravitreal injection site. The injection of our hydrogel implant containing bevacizumab showed the same decrease of tissue concentration of bevacizumab in successively distant tissues. However, the injection of our hydrogel implant containing bevacizumab resulted in a sustained level of drug over the course of the 30 day study. Further,  after injection of our hydrogel implant containing bevacizumab, we observed levels of drug in ocular tissues over the course of the study that were consistent with our in vitro release data. After two weeks, the drug concentrations of the implant exceeded those of bevacizumab injected without our hydrogel. More recently, we have conducted a pharmacodynamic study in a rabbit model, achieving activity against an intravitreal VEGF challenge injection after study duration of four months, compared to less than six weeks for a 1.25 mg (human dose) bevacizumab intravitreal injection. Tolerability of bevacizumab-loaded implants in rabbit eyes has been demonstrated through four months.  In addition, there were no anti-drug antibodies detected in these rabbits, even though bevacizumab is a recombinant humanized monoclonal antibody and therefore might be expected to elicit an immune response in rabbits.  This early feasibility study has provided us with initial encouraging data for our sustained-release hydrogel implant with bevacizumab and its potential capability of delivering active drug to ocular tissues in a local programmed-release fashion and informs the additional preclinical activities we plan to pursue. Although these results have been encouraging, we will need to further optimize our hydrogels for aflibercept in our collaboration with Regeneron. We believe we have demonstrated initial feasibility sufficient to support the continuing preclinical development of this program and, if we obtain additional favorable preclinical results, advancement into Phase 1 clinical trials.

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

We received a warning letter from the FDA in October 2018 relating to our compliance with data collection and information reporting obligations in the Device Exposure Registry Study. The FDA warning letter refers to a lack of progress with the enrollment and related data collection and information reporting obligations for a required post-approval trial. In November 2018, we appealed this warning letter.  On December 26, 2018, the FDA rejected our appeal. Failure by us to conduct the required post-approval trial for ReSure Sealant to the FDA’s satisfaction may result in withdrawal of the FDA’s approval of ReSure Sealant or other regulatory action.  We continue to work with FDA to find a path to evaluate the incidence of endophthalmitis in patients receiving ReSure.  ReSure Sealant currently remains commercially available in the United States, though there is no sales support provided to the product at this time.

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

Commercial Strategy

Our goals for ReSure Sealant are to provide a novel means of definitive wound closure in situations in which the surgeon would otherwise use sutures and to increase the number of procedures in which surgeons close the wound following cataract surgery, instead of leaving the wound to self-seal. In a 2012 survey of ophthalmologists in the United States conducted by Lachman Consulting LLC, a healthcare consulting firm, respondents indicated that they use sutures in approximately 14% of cataract surgeries. As a result, the market opportunity for a surgical sealant following cataract surgery may be modest. However, we believe ReSure Sealant offers important benefits over sutures, including superior wound closure, a better safety profile and less follow-up. While ReSure Sealant remains commercially available in the United States, there is no current sales support provided to the product at this time.  We would anticipate that ReSure will be supported by the sales force being put in place to launch DEXTENZA once commercialization begins.

Sales, Marketing and Distribution

We commercially launched ReSure Sealant in the United States in February 2014. We initially sold ReSure Sealant through a network of independent distributors across the United States. While ReSure Sealant remains commercially available in the United States, there is no sales support provided to the product at this time.  However, with the approval of DEXTENZA, we expect to be able to sell ReSure Sealant with DEXTENZA with any sales force we establish for DEXTENZA.  Although we do not actively promote ReSure Sealant in terms of territory sales representatives, we continue to maintain a promotional presence for ReSure Sealant in the ophthalmic marketplace through podium presence at major conventions, such as the American Society of Cataract and Refractive Surgery and the American Academy of Ophthalmology.

We plan to prioritize our commercialization efforts in the United States. We generally expect to retain commercial rights in the United States to any of our local programmed-release drug delivery product candidates for front-of-the-eye diseases and conditions for which we may receive marketing approvals and which we believe we can successfully commercialize.

With the approval of DEXTENZA in November of 2018, we are building a highly targeted, key account sales force that will focus on the ambulatory surgical centers responsible for the largest volumes of cataract surgery.  In support of the commercial launch of DEXTENZA, we submitted an application for a C-code for transitional payment status upon the approval of the product and expect to ascertain a C-code by the end of the second quarter of 2019 to enable first commercial sales in the third quarter of 2019.  We also submitted a sNDA in January 2019 in order to expand the DEXTENZA label to include post-surgical ocular inflammation.

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

We have in-licensed all of our patent rights from Incept. The license from Incept is limited to the fields of human ophthalmic diseases and conditions, acute post-surgical pain and ear, nose and/or throat diseases or conditions. As of

March 1, 2019, we have licensed from Incept a total of 20 U.S. patents, 8 U.S. patent applications and foreign counterparts of some of these patents and patent applications.  Our license from Incept includes the following:

Intracanalicular Insert and Intracameral Implant Product Candidates

We have six U.S. patents that cover our intracanalicular insert and intracameral implant product candidates. Two patents which have issued in the U.S. and Japan, and are pending in the European Union and elsewhere, which are expected to expire in 2030 and cover compositions and methods of use of intracanalicular inserts.  These patents are licensed exclusively to us in the field of ophthalmology. Two U.S. patents which are expected to expire in 2020 and cover the hydrogel composition of the intracanalicular inserts and methods of making and using hydrogel implants. These patents are licensed exclusively to us in the field of ophthalmology. A U.S. patent which is expected to expire in 2024 that covers the process of making the hydrogel composition of OTX-TP and OTX-MP and are non-exclusively licensed to us.  A pending U.S. patent application that covers the hydrogel composition of DEXTENZA that, if granted, is expected to expire in 2027.

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

Licenses

Incept, LLC

In January 2012, we entered into an amended and restated license agreement, which we refer to as either the Prior Agreement or Original License, with Incept under which we hold an exclusive, worldwide, perpetual, irrevocable license under specified patents and technology owned or controlled by Incept to make, have made, use, offer for sale, sell, sublicense, have sublicensed, offer for sublicense and import, products delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to all human ophthalmic diseases or conditions. This license covers all of the patent rights and a significant portion of the technology for ReSure Sealant and our hydrogel platform technology product candidates. The agreement supersedes an April 2007 license agreement between us and Incept. Amar Sawhney, our former President and Chief Executive Officer and current Executive Chairman of the Board of Directors, is a general partner of Incept.

On September 13, 2018, or the Effective Date,  the Company entered into a second amended and restated license agreement, or the Second Amended Agreement, with Incept.  The Second Amended Agreement amends and restates in full the Prior Agreement, to expand the scope of the Company’s intellectual property license and modify future intellectual property ownership and other rights thereunder.

License Rights; Ownership of Intellectual Property.    The parties have agreed to expand the field of use of the exclusive, worldwide, perpetual, irrevocable license held by the Company under the Prior Agreement to include specified intellectual property rights and technology owned or controlled by Incept to make, have made, use, offer for sale, sell, sublicense, have sublicensed, offer for sublicense and import, (i) consistent with the Prior Agreement, products delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to all human ophthalmic diseases or conditions, or the Ophthalmic Field of Use, and (ii) as a result of the expansion of the scope of the Original License, products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions, or the Additional Field of Use.  The parties have further agreed to expand the field of use of the Original License for certain patents, patent applications and other rights pertaining to shape-changing hydrogel formulations thereunder, or the Shape-Changing IP, to include all fields except those involving the nerves and associated tissues specified in the Second Amended Agreement.

The Company will solely own, without a license to Incept, all intellectual property rights conceived solely by one or more individuals from the Company, or the Company Individuals, after the Effective Date, subject to exceptions specified therein.  Subject to certain exceptions specified in the Second Amended Agreement, Incept will own and license to the Company (i) all intellectual property rights included in the Original License, or the Original IP,  in the Ophthalmic Field of Use and the Additional Field of Use, (ii) intellectual property rights in the field of drug delivery conceived solely by the Company Individuals on or before the Effective Date, or Incept IP, and (iii) intellectual property rights in the field of drug delivery conceived by one or more Company Individuals jointly with one or more individuals from Incept, including Dr. Sawhney, or the Incept Individuals, after the Effective Date.  These intellectual property rights are referred to as Joint IP, and, collectively with the Original IP and the Incept IP, as the Licensed IP.

Financial Terms.  The Company and any of its sublicensees are obligated to pay Incept royalties as follows under the Agreement: (i) consistent with the Prior Agreement, a royalty equal to a low single-digit percentage of net sales by the Company or its affiliates of products, devices, materials, or components thereof, or Licensed Products, including or covered by Original IP, excluding the Shape-Changing IP, in the Ophthalmic Field of Use; (ii) a royalty equal to a mid-single-digit percentage of net sales by the Company or its affiliates of Licensed Products including or covered by Original IP, excluding the Shape-Changing IP, in the Additional Field of Use; and (iii) a royalty equal to a low single-digit percentage of net sales by the Company or its affiliates of Licensed Products including or covered by Incept IP or Joint IP in the field of drug delivery.  Royalty obligations under the Second Amended Agreement commence with the first commercial sale of a Licensed Product described above and terminate upon the expiration of the last-to-expire patents included in the Licensed IP, as applicable.  Any sublicensee of the Company also will be obligated to pay Incept royalties on net sales of Licensed Products made by it and will be bound by the terms of the Second Amended Agreement to the same extent as the Company. Additionally, at its sole discretion, Incept may require, as a condition of any sublicense by the Company in the Additional Field of Use and in exchange for a reduction in the royalties owed on net sales of Licensed Products described above, payments equal to a mid-teen percentage of any upfront payment and, subject to certain conditions, other payments received by the Company from the sublicensee.

Patent Prosecution and Litigation.  Incept will continue to have sole control and responsibility for ongoing prosecution of patents included in the Original IP, and the Company will have sole control and responsibility for ongoing prosecution of patents and patent applications included in or arising under the Incept IP or Joint IP.  The parties have agreed to work together in good faith to enter into a separate agreement under which, subject to certain limitations, the Company would assume control of the prosecution of patents and patent applications included in or arising under the Shape-Changing IP.  The Company has the right, subject to certain conditions, to bring suit against third parties who infringe the patents included in the Original IP in the Ophthalmic Field of Use or the Additional Field of Use, patents included in the Incept IP in the drug delivery filed, patents included in the Joint IP in the drug delivery field, and patents included in the Shape-Changing IP in all fields except as described above.  The Company has also agreed, if requested by Incept, to enter into a joint defense and prosecution agreement for the purpose of allowing the parties to share confidential and attorney-client privileged information regarding the possible infringement of one or more patents covered by the Second Amended Agreement. The Company is responsible for all costs incurred in prosecuting any infringement action it brings.

Term and Termination.  The Second Amended Agreement will expire on the later of (i) the expiration or disclaimer by the Company of the last valid claim of an issued and unexpired patent included in the Licensed IP or (ii) the final unappealable rejection or abandonment of the last pending patent application arising under the Licensed IP.  Either party may terminate the Second Amended Agreement in the event of the other party’s insolvency, bankruptcy or comparable proceedings, or if the other party materially breaches the agreement and does not cure such breach during a specified cure period.

Regeneron Collaboration

In October 2016, we entered into the Collaboration Agreement with Regeneron for the development and commercialization of products using the Company’s sustained-release hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds to address conditions of the eye.

Under the terms of the Collaboration Agreement, we and Regeneron have agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept that is suitable for advancement into clinical development. We have granted Regeneron the Option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize the Licensed Products. The Option is exclusive until 12 months after Regeneron has received a product candidate in accordance with a collaboration plan, subject to certain conditions, and non-exclusive for an additional six months following the end of the exclusive period. The field of this license is limited to Licensed Products delivered by local administration to or around the eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, or deliver large molecule drugs other than those that target certain specified VEGF proteins or their receptors.  Under the terms of the Collaboration Agreement, Regeneron is responsible for funding an initial preclinical tolerability study, which it initiated in early 2018.

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

In December 2017, we delivered to Regeneron the final formulation for Regeneron’s initial preclinical tolerability study.  Regeneron initiated this study in early 2018 and is responsible for its funding. While we await a decision from Regeneron regarding the Option, we are not actively pursuing further formulation development or other preclinical testing under the Collaboration Agreement.

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

The key competitive factors affecting the success of each of our product candidates, if approved for marketing, are likely to be efficacy, safety, method of administration, convenience, price, the level of generic competition and the availability of coverage and adequate reimbursement from government and other third-party payors.

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

Competitors of DEXTENZA

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018.  DEXYCU is an injection of dexamethasone into the anterior chamber of the eye to treat inflammation associated with cataract surgery.  Icon Biosciences Inc. was subsequently bought by pSvidia Corporation in March 2018 and, at the same time, the new entity was renamed Eyepoint Pharmaceuticals, Inc., or Eyepoint.  In January 2019, Eyepoint announced that DEXYCU’s J-Code became effective and Eyepoint expected to launch DEXYCU commercially in the first quarter of 2019.

Competitors of OTX-TP

Allergan, Inc. is conducting Phase 3 clinical development and plans to submit an NDA for Bimatoprost Sustained-Release, a biodegradable intraocular implant consisting of a PGA and a biodegradable polymer matrix for the treatment intended to reduce IOP in patients with glaucoma. Allergan purchased ForSight VISION5 who was conducting a Phase 2 clinical development of the Helios insert, a sustained-release ocular insert placed below the eyelid that delivers bimatoprost for the treatment of glaucoma. In addition, several other companies have announced their intention to develop products for treatment of glaucoma using sustained-release therapy, although each of these is at an early stage of development. Mati Therapeutics has conducted a Phase 2 clinical development of an intracanalicular insert for the treatment of glaucoma.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, clearance, approval, pricing, sales, reimbursement, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products and medical devices. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

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

The IND and IRB Processes

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their voluntary informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.   Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect.  This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

The NDA and BLA are thus the vehicles through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications.  Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States.  Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for product candidates with orphan designation and a waiver for certain small businesses.

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

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

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

Biosimilars

The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, or ACA, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2019, the FDA has approved 17 biosimilar products for use in the United States.  No interchangeable biosimilars, however, have been approved.  The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.  Additional guidance is expected to be finalized by FDA in the near term.

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

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA.  In addition, products that have received orphan designation are exempt from the requirements of the Pediatric Research Equity Act.

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

In April 2014, the EU adopted a new Clinical Trials Regulation, which is set to replace the current Clinical Trials Directive. The new Clinical Trial Regulation was published on June 16, 2014 but is not expected to apply until sometime in 2019. The new Clinical Trials Regulation will be directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation, and will become applicable no earlier than 28 May 2016. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

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

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.

•

The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

•

The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and EU Member State laws.  Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as Brexit). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

We applied for a transitional pass-through reimbursement status, or C-code, for DEXTENZA on November 30, 2018 from the Centers for Medicare and Medicaid Services, or CMS, and expect pricing for DEXTENZA while in pass-through status to be approximately $540 per surgery. We expect pass-through would remain in effect for up to three years depending on when we apply for and receive this reimbursement code. We submitted an application to the CMS for a J-code for DEXTENZA on December 28, 2018 and expect to submit to the CMS for a standard J-code for our OTX-TP product candidate, if our clinical trials are successful and if our NDA filings and sNDA are approved by the FDA.

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

•

the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.  Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees

As of March 1, 2019, we had 167 full-time employees. Of these full-time employees, 123 employees are primarily engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant operating losses. Our net losses were $44.7 million for the year ended December 31, 2016, $63.4 million for the year ended December 31, 2017, and $60.0 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $297.2 million. Through December 31, 2018, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and the potential commercial launch of DEXTENZA® for the treatment of ocular pain following ophthalmic surgery. Although we expect to generate revenue from sales of DEXTENZA following its commercial launch, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

•	commercially launch DEXTENZA in the United States;

•	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, OTX-TP and DEXTENZA in additional indications;

•	continue clinical trials of our product candidates OTX-TIC and OTX-TKI;

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

•	defend ourselves against legal proceedings;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	continue to operate as a public company.

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

ReSure Sealant has been our only source of revenue from product sales. We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability. For us to become and remain profitable, we will need to succeed in developing and commercializing DEXTENZA or other products with significant market potential. This will require us or our current or future collaborators to be successful in a range of challenging activities, including:

•	successfully completing the commercial launch of DEXTENZA, including by further developing our sales force, marketing and distribution capabilities;

•	successfully completing clinical development of our product candidates;

•	obtaining marketing approval for these product candidates, including DEXTENZA for additional indications;

•	manufacturing at commercial scale, marketing, selling and distributing DEXTENZA or those products for which we obtain marketing approval;

•	achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third-party payors for our products; and

•	protecting our rights to our intellectual property portfolio.

Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of DEXTENZA, which we plan to commercially launch in the United States in 2019. However, the successful commercialization of DEXTENZA in the United States is subject to many risks. We are currently undertaking our first commercial launch with DEXTENZA, and we may not be able to do so successfully or on the currently expected timeline or at all. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we expect to commercially launch DEXTENZA for the treatment of ocular pain following ophthalmic surgery in 2019, we do not anticipate revenue from such sales of DEXTENZA will be sufficient for us to become profitable for several years, if ever.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commercially launch DEXTENZA for the treatment of ocular pain following ophthalmic surgery, including expanding our product manufacturing, sales, marketing and distribution capabilities.  We also expect to devote substantial financial resources as we conduct late stage clinical trials for our local programmed-release drug delivery product candidates, in particular OTX-TP and DEXTENZA for additional indications, and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results. In addition, we plan to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of December 31, 2018, we had cash and cash equivalents of $54.1 million and outstanding debt of $25.0 million.  On December 21, 2018, we entered into a Third Amended and Restated Credit and Security Agreement, or the Credit Agreement, to refinance our existing secured term loan facility, which we refer to as our Credit Facility. The Credit Agreement increased the principal amount of the Credit Facility from $18.0 million to $25.0 million, all of which we drew at closing. A portion of the borrowings were used to pay off the approximately $12.3 million outstanding principal balance under the prior agreement and to pay a loan origination fee. On March 1, 2019, we closed a private placement of $37.5 million aggregate principal amount of our senior subordinated convertible notes, or the Convertible Notes, resulting in estimated net proceeds of approximately $37.1 million.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of December 31, 2018, along with the net proceeds from the sale of the senior subordinated notes, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into early 2020.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including :

•	our ability to successfully commercialize and sell DEXTENZA in the United States;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

•	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;

•

the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular OTX-TP and DEXTENZA for additional indications;

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

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the extent of our debt service obligations;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and outcomes of legal actions and proceedings, including the current lawsuits described under “Item 3—Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

Conducting preclinical testing and clinical trials, seeking market approvals and commercializing products are time-consuming, expensive and uncertain process that takes years to complete.  We may never generate the necessary data or results required to obtain regulatory approval of products with the market potential sufficient to enable us to achieve profitability.  We may not generate significant revenue from sales of any product for several years, if at all.  Accordingly, we will need to obtain substantial additional financing to achieve our business objectives.  Adequate additional financing may not be available to us on acceptable terms, or at all.  In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

We have included a paragraph relating to our ability to continue as a going concern in the footnotes of our audited consolidated financial statements included in this Annual Report on Form 10-K.

Our audited consolidated financial statements for the period ended December 31, 2018 include a paragraph stating that our losses from operations and need for additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or products or product candidates.

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

If we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, products or product candidates or grant licenses on terms that may not be favorable to us.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness.  Under our Credit Facility, as amended on December 21, 2018, we had $25.0 million, net of unamortized discount, of outstanding principal indebtedness.  Under the amended Credit Facility, we are permitted to make interest-only payments until January 1, 2021, subject to potential extension to January 1, 2022 if net sales of DEXTENZA exceed $40.0 million in the aggregate during any trailing twelve-month period.  Our obligations under the Credit Facility are secured by all of our assets, including our intellectual property.   The Credit Facility also includes a financial covenant requiring us to maintain at least $5.0 million in cash and/or cash equivalents at all times as well as customary affirmative and negative covenants, including limitations on dispositions, mergers or acquisitions; incurring indebtedness, liens or encumbrances; paying dividends; making certain investments; and engaging in certain other business transactions.  In March 2019, we issued $37.5 million aggregate principal amount of Convertible Notes.  The Convertible Notes mature on March 1, 2026 and interest on the Convertible Notes is payable at maturity or if earlier converted, repurchased or redeemed pursuant to their terms. We could in the future incur additional indebtedness beyond such amounts, including by potentially amending our Credit Facility.

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents, anticipated product revenue from DEXTENZA and potential payments under our collaboration with Regeneron and funds from external sources.  However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt.  Funds from external sources may not be available on acceptable terms, if at all.  In addition, a failure to comply with the conditions of our Credit Facility or the Convertible Notes could result in an event of default under those instruments.  In the event of an acceleration of amounts due under our Credit Facility or the Convertible Notes as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness.  In addition, the covenants under our existing Credit Facility and the pledge of our assets, including our intellectual property as collateral limit our ability to obtain additional debt financing.

Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company.  Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of our products and product candidates, commercializing ReSure Sealant, and, beginning in 2019, commercializing DEXTENZA for the treatment of ocular pain following ophthalmic surgery. We have limited history of commercializing products, are still in the process of preparing for the commercial launch of DEXTENZA and, to date, have not generated revenue from the sale of DEXTENZA. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.  We are in early stages of the process of transitioning from a company with a research and development focus to a company capable of supporting commercial activities.  We may not be successful in such a transition.

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

Risks Related to Product Development

We depend heavily on the success of DEXTENZA and our product candidates, in particular DEXTENZA for additional indications and OTX-TP. Clinical trials of our product candidates may not be successful. If we are unable to successfully complete clinical development of and obtain marketing approvals for our product candidates, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to commercialize these product candidates, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular insert products and product candidates for diseases and conditions of the front of the eye.  In particular, we are investing substantial resources to complete the development of DEXTENZA for post-surgical ocular inflammation and allergic conjunctivitis and OTX-TP for glaucoma and ocular hypertension.  We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether our products and product candidates will receive marketing approval or reach successful commercialization.  Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our successful commercialization of DEXTENZA for the treatment of ocular pain following ophthalmic surgery and our obtaining marketing approval for and commercializing one or both of DEXTENZA for additional indications and OTX-TP.

The commercial success of our product DEXTENZA and our product candidates will depend on many factors, including the following:

•	successful completion of preclinical studies and clinical trials;

•	applying for and receiving marketing approvals from applicable regulatory authorities for our product candidates;

•

scaling up our manufacturing processes and capabilities to support additional or larger clinical trials of our product candidates and commercialization of DEXTENZA or any of our product candidates for which we obtain marketing approval;

•	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•

developing our sales, marketing and distribution capabilities and launching commercial sales of our products and product candidates, if and when approved, whether alone or in collaboration with others;

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

In certain cases, such as in our collaboration with Regeneron, many of these factors may be beyond our control, including clinical development and sales, marketing and distribution efforts.  If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our products and product candidates, which would materially harm our business.

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

We announced topline results from a third Phase 3 clinical trial of DEXTENZA for post-surgical ocular pain and inflammation in November 2016, which we plan to use to support the potential labeling expansion of DEXTENZA’s indications for use.  We modified the design of this third Phase 3 clinical trial compared to our two previous Phase 3 clinical trials of DEXTENZA based on our learnings from these trials.  In this trial, DEXTENZA successfully met its two primary efficacy endpoints for pain and inflammation, achieving statistically significant differences between the treatment group and the placebo group for the absence of inflammatory cells on day 14 and the absence of pain on day 8, respectively.  Secondary analyses on the primary efficacy measures have also been completed.  DEXTENZA achieved each of the secondary endpoints related to absence of inflammatory cells, absence of pain, and absence of anterior chamber flare with statistical significance compared to placebo at each of the pre-specified timepoints, with the exception of the endpoint for the absence of inflammatory cells at day 2 (which is the day following surgery).  Based on the results of our third Phase 3 clinical trial of DEXTENZA and subsequent approval in December 2018 for the pain indication pursuant to the initial NDA, we submitted an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation in January 2019.

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

We designed our Phase 2 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension to assess clinically meaningful response to treatment, and did not power these trials to measure any efficacy endpoints with statistical significance.  We reported topline efficacy results from our Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015.  OTX-TP did not achieve non-inferiority to timolol drops in our Phase 2b clinical trial.  In this trial, on day 60 at the 8:00 a.m. time point, the OTX-TP group experienced a mean intraocular pressure, or IOP, lowering effect of 4.7 mmHg, compared with IOP lowering of 6.4 mmHg for the timolol arm.  On day 90 at the 8:00 a.m. time point, the OTX-TP group experienced an IOP lowering effect of 5.1 mmHg, compared with an IOP lowering effect of 7.2 mmHg in the timolol arm.  Also in this trial, on day 60, the OTX-TP group experienced a mean diurnal IOP lowering effect of 3.3 mmHg compared to baseline 5.9 mmHg compared for the timolol group.  On day 90, the OTX-TP group experienced a mean diurnal IOP, or IOP, lowering effect of 3.6 mmHg compared to baseline, versus 6.3 mmHg for the timolol group.  We expect that our planned Phase 3 clinical trials for OTX-TP, one of which we initiated during the third quarter of 2016, will be powered with an appropriate number of patients to measure with statistical significance whether OTX-TP is superior as compared to a placebo vehicle intracanalicular insert in the reduction of mean IOP from baseline at all of the nine diurnal time points at week 2, week 6 and week 12 visits.  We completed an End‑of‑Phase 2 review with the FDA in April 2016 and initiated the first of two planned Phase 3 clinical trials of OTX‑TP in September 2016. Based on discussions with the FDA, the Phase 3 clinical trial design has significant differences as compared to our completed Phase 2 clinical trials. In particular, the most notable changes from our first Phase 2 clinical trial to our first Phase 3 clinical trial are that our first Phase 3 clinical trial enrolls more subjects at a greater number of sites, has a different randomization, measures the primary efficacy endpoints on different days and at different timepoints, has a longer washout period. Despite these changes to our clinical trial protocol, we cannot be certain that our first Phase 3 clinical trial will be successful.  We do not intend to initiate the second Phase 3 clinical trial until we receive data from the first Phase 3 clinical trial and discuss the results with the FDA. If we do not achieve our primary endpoint in the Phase 3 clinical trials with statistical significance or do not achieve a clinically meaningful reduction in IOP, we may not obtain marketing approval for OTX-TP.

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

The success of our intracanalicular insert product candidates is dependent upon retention during the course of intended therapy.  As such, we may conduct non-significant risk investigational device exemption, or IDE, medical device, or NSR, studies in the United States for our extended-delivery intracanalicular insert in an effort to increase the rate of retention.  All NSR studies that we have performed to date have involved placebo vehicle control intracanalicular inserts without active drug.  If we determine to make any future changes to the design or composition of our inserts, such changes could affect the outcome of any subsequent clinical trials using these updated inserts.  For example, in our Phase 2b clinical trial of OTX-TP, we used a different version of intracanalicular insert than either of the inserts that we used in our Phase 2a clinical trial of OTX-TP.  Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP insert that was used in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the two-month version of the insert used in the Phase 2a clinical trial.  To achieve this, we modified the design of the OTX-TP insert to enlarge it in order to enable the insert to carry a greater amount of drug.  In addition, we incorporated minor structural changes to improve retention rates.  In our Phase 2b clinical trials, OTX-TP inserts could be visualized in approximately 88% of eyes by the day 60 visit.  By the day 90 visit, the ability to visualize OTX-TP had declined to approximately 42% of eyes as the hydrogel softened, liquefied and had either advanced further down in the canaliculus or had cleared through the nasolacrimal duct.  We are conducting additional NSR studies on additional modified insert designs, including a polyethylene glycol, or PEG, tip on the proximal end of the insert that have been incorporated into the design of the first Phase 3 trial of OTX-TP.  If in our Phase 3 clinical trials the retention rates for our inserts are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our local programmed-release drug delivery products.

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

We may not be able to initiate or continue clinical trials for our local programmed-release drug delivery product candidates or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States.  Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with patient enrollment.  For example, in the third quarter of 2017, we initiated a Phase 1 clinical trial of OTX-TIC outside the United States.  After several months, after not enrolling any patients, we closed this trial in the second quarter of 2018.  Additionally, we intended to initiate a Phase 1 clinical trial of OTX-TKI outside the United States in 2018, and we dosed two patients in the first quarter of 2019.

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

If serious adverse or unacceptable side effects are identified during the development or commercialization of our extended-delivery drug delivery products or product candidates or any other product candidates that we may develop, we may need to abandon or limit our development of such products or product candidates.

If DEXTENZA or any of our local programmed-release drug delivery product candidates or other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.  In each of our first two Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular pain and inflammation following cataract surgery, there were two subjects that experienced serious adverse events in the DEXTENZA group in each trial, none of which were ocular in nature or considered by the investigator to be related to the study treatment.  In our third Phase 3 clinical trial of DEXTENZA for the treatment of post-surgical ocular pain and inflammation, there were three subjects that experienced serious adverse events in the DEXTENZA group, one of which was ocular in nature and none of which were considered by the investigator to be related to the study treatment.  There was one ocular serious adverse event in the vehicle control group in the three completed Phase 3 clinical trials, which was hypopyon, or inflammatory cells in the anterior chamber.  In our earlier Phase 2 clinical trial of DEXTENZA for the same indication, there were three serious adverse events, none of which was considered by the investigator to be related to the study treatment.  In the DEXTENZA group of this Phase 2 clinical trial of DEXTENZA, the only adverse event that occurred more than once for the same subject was reduced visual acuity, which occurred twice but was not considered by the investigator to be related to the study treatment.

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

We may not be successful in our efforts to develop products and product candidates based on our bioresorbable hydrogel technology platform other than DEXTENZA and ReSure Sealant or expand the use of our bioresorbable hydrogel technology for treating additional diseases and conditions.

We are currently directing all of our development efforts towards applying our proprietary, bioresorbable hydrogel technology platform to products and product candidates that are designed to provide extended delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs.  We have a number of products and product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other front-of-the-eye diseases and conditions.  We are also developing  hydrogel drug delivery implants designed to release therapeutic antibodies and small molecules such as TKIs to modulate the biological activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet age related macular degeneration, or wet AMD.  In October 2016, we entered into a collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.  Our existing product candidates and any other potential product candidates that we or our collaborators identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  We are also considering the future growth potential of the hydrogel platform technology in new areas of the body. If we do not successfully develop and commercialize our products and product candidates that we or our current or future collaborators develop based upon our technological approach, we will not be able to obtain substantial product revenues or revenue from collaboration agreements, including our collaboration with Regeneron, in future periods.

We may expend our limited resources to pursue a particular product, product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications.  As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential.  Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.  Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.  If we do not accurately evaluate the commercial potential or target market for a particular product or product candidate, we may relinquish valuable rights to that product or product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such products or product candidate.

Risks Related to Manufacturing

We will need to upgrade and expand our manufacturing facility or relocate to another facility and to augment our manufacturing personnel and processes in order to meet our business plans. If we fail to do so, we may not have sufficient quantities of our products or product candidates to meet our commercial and clinical trial requirements.

We manufacture DEXTENZA,  ReSure Sealant and our product candidates for use in clinical trials, research and development and commercial efforts at our facility located in Bedford, Massachusetts.  In order to meet our business plan, which contemplates our scaling up manufacturing processes to support our product candidate development programs and the potential commercialization of these products and product candidates, we will need to upgrade and expand our existing manufacturing facility, or relocate to another manufacturing facility, add manufacturing personnel and ensure that validated processes are consistently implemented in our facility or facilities.  The upgrade and expansion of our facility, or the relocation to an additional facility, will require additional regulatory approvals.  In addition, it will be costly and time-consuming to expand our facility or relocate to another facility and recruit necessary additional personnel.  If we are unable to expand our manufacturing facility or relocate to another facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates and meeting customer demand for our products, which could materially damage our business and financial position.

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business.  These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation.  Following an inspection by the FDA in March 2015, for example, we received an FDA Form 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting.  We submitted our response, which was accepted by the FDA, and updated our procedures.  In addition, in February 2016, as part of the review of our NDA for DEXTENZA, the FDA conducted a pre-NDA approval inspection of our manufacturing operations.  As a result of this inspection, we received an FDA Form 483 containing inspectional observations focused on process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes.  We addressed some observations before the inspection was closed and responded to the FDA with a corrective action plan to complete the inspection process.  In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to the deficiencies in manufacturing process and controls identified during the pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office in February 2016 that were documented on the February Form 483.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on procedures for manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a second CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, stating that the FDA had determined that it could not approve the NDA in its then-present form.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the May 2017 pre-NDA approval inspection.  In May 2017, we submitted our initial response to the Form 483 and, in November 2017, we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.  The remediation efforts we undertook in response to the FDA’s inspectional observations and as a result of further internal review included upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes were intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018, which was approved in December 2018. We may be subject to similar inspections and requirements in connection with subsequent applications for other product candidates or DEXTENZA for additional indications.

The FDA or similar foreign regulatory authorities at any time also may implement new standards, or change their interpretation and enforcement of existing standards, for the manufacture, packaging or testing of our products.  Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, imposition of a consent decree, or withdrawal of product approval, and would limit the availability of DEXTENZA, ReSure Sealant and our product candidates that we manufacture.

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

Currently, we maintain insurance coverage against damage to our property and equipment in the amount of up to $15.3 million and to cover business interruption and research and development restoration expenses in the amount of up to $2.8 million.  However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer.  We may be unable to meet our requirements for DEXTENZA, ReSure Sealant, or any of our product candidates if there were a catastrophic event or failure of our current manufacturing facility or processes.

We expect to continue to contract with third parties for at least some aspects of the production of our products and product candidates. This increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently rely on third parties for some aspects of the production of DEXTENZA, ReSure Sealant and our product candidates for commercialization and preclinical testing and clinical trials, including supply of active pharmaceutical ingredient drug substance, PEG, the molecule that forms the basis of our hydrogels, and other raw materials and for sterilization of the finished product.  In addition, while we believe that our existing manufacturing facility, or additional facilities that we will be able to build, will be sufficient to meet our requirements for manufacturing DEXTENZA, ReSure Sealant and any of our product candidates for which we obtain marketing approval, we may in the future need to rely on third-party manufacturers for some aspects of the manufacture of our products or product candidates.

We do not have any long-term supply agreements in place for the clinical or commercial supply of any drug substances or raw materials for DEXTENZA, ReSure Sealant or any of our product candidates.  We purchase drug substance and raw materials, including the chemical constituents for our hydrogel, from independent suppliers on a purchase order basis.  Any performance failure or refusal to supply drug substance or raw materials on the part of our existing or future suppliers could delay clinical development, marketing approval or commercialization of our products.  If our current suppliers do not perform as we expect, we may be required to replace one or more of these suppliers.  In particular, we depend on a sole source supplier for the supply of our PEG.  This sole source supplier may be unwilling or unable to supply PEG to us reliably, continuously and at the levels we anticipate or are required by the market.  Although we believe that there are a number of potential long-term replacements to our suppliers, including our PEG supplier, we may incur added costs and delays in identifying and qualifying any such replacements.

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

Our potential future dependence upon others for the manufacture of our products and product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

Risks Related to Commercialization

Even though DEXTENZA and ReSure Sealant have received marketing approval from the FDA and even if any of our product candidates receives marketing approval, any of these products may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for these products may be smaller than we estimate.

DEXTENZA, ReSure Sealant, or any of our product candidates that receives marketing approval may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community.  We commercially launched ReSure Sealant in the first quarter of 2014 and expect to commercially launch DEXTENZA for the treatment of ocular pain in 2019 and cannot yet accurately predict whether either product will gain market acceptance and become commercially successful.  For example, we previously commenced commercialization in Europe of an earlier version of ReSure Sealant that was approved and marketed as an ocular bandage.  We recognized $0.1 million of revenue from the commercialization of this product through 2012.  However, we ceased our commercialization of the product in 2012 to focus on the ongoing clinical development of ReSure Sealant pursuant to FDA requirements.  If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable.

The degree of market acceptance of DEXTENZA, ReSure Sealant, or any product candidate for which we obtain marketing approval will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;

•	the clinical indications for which the product is approved;

•	the convenience and ease of administration compared to alternative treatments, including the intracanalicular insert retention rate for our intracanalicular insert products and product candidates;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of our marketing and distribution support;

•	timing of market introduction of competitive products;

•	the availability of third-party coverage and adequate reimbursement and, for DEXTENZA and ReSure Sealant, the lack of separate reimbursement when used as part of a cataract surgery procedure;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of our products together with other medications.

For example, because we have not conducted any clinical trials to date comparing the effectiveness of DEXTENZA directly to currently approved alternative treatments for either post-surgical ocular pain and inflammation  following cataract surgery or allergic conjunctivitis, it is possible that the market acceptance of DEXTENZA could be less than if we had conducted such trials.  Although market research we have commissioned indicates that a majority of ophthalmologists believe DEXTENZA could become a new standard of care due to its potential ability to improve compliance with limited toxicity concerns, market acceptance for DEXTENZA could be substantially less than such research indicates, and we may not be able to achieve the market share we anticipate.

Our assessment of the potential market opportunity for DEXTENZA, ReSure Sealant and our product candidates is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties.  Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.  While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.  If the actual market for DEXTENZA, ReSure Sealant or any of our product candidates is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, we may not be successful in commercializing DEXTENZA, ReSure Sealant, or any product candidates if and when they are approved.

We have limited experience in the sale, marketing and distribution of drug and device products.  To achieve commercial success for DEXTENZA, ReSure Sealant, and any product candidate for which we obtain marketing approval, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We are in the early stages of building our own highly targeted, key account sales force for DEXTENZA that will focus on ambulatory surgical centers responsible for the largest volumes of cataract surgery. We commercially launched ReSure Sealant in February 2014 on a region by region basis in the United States through a network of independent distributors.  In early 2017, we terminated these distributors and hired a contract sales force of four representatives to sell ReSure Sealant.  We have subsequently terminated the agreement with the contract sales force to sell ReSure Sealant.

If we decide to commercialize any of our products outside of the United States, we would expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product that receives marketing approval.  The building of such a sales force is not fully funded under the Company’s current operating plan and is therefore subject to the risk of our ability to raise additional capital to support such an effort. We expect that a direct sales force will be required to effectively market and sell OTX-TP, if approved for marketing.  We will also rely on Regeneron to commercialize our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Because we have not historically evaluated whether to seek regulatory approval for any of our products or product candidates outside of the United States, pending potential receipt of regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our products or product candidates in any international markets.  If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval.  These may include independent distributors, pharmaceutical companies or our own direct sales organization.

There are risks involved with both establishing our own sales, marketing and distribution capabilities and with entering into arrangements with third parties to perform these services.  We may not be successful in entering into arrangements with third parties to sell, market and distribute our products or may be unable to do so on terms that are most beneficial to us.  Such third parties may have interests that differ from ours.  We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to market, sell and distribute our products effectively.  Our product revenues and our profitability, if any, under third-party collaboration including our collaboration with Regeneron, distribution or other marketing arrangements may also be lower than if we were to sell, market and distribute a product ourselves.  On the other hand, recruiting and training a sales force is expensive and time-consuming and could delay any product launch.  If the commercial launch of any product or product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses.  This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing DEXTENZA, ReSure Sealant or any of our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug and device products is highly competitive.  We face competition with respect to our products and product candidates, and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.  Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Our products and product candidates target markets that are already served by a variety of competing products based on a number of active pharmaceutical ingredients.  Many of these existing products have achieved widespread acceptance among physicians, patients and payors for the treatment of ophthalmic diseases and conditions.  In addition, many of these products are available on a generic basis, and our products and product candidates may not demonstrate sufficient additional clinical benefits to physicians, patients or payors to justify a higher price compared to generic products.  In many cases, insurers or other third-party payors, particularly Medicare, encourage the use of generic products.  Given that we are developing products based on FDA-approved therapeutic agents, our products and product candidates, if approved, will face competition from generic and branded versions of existing drugs based on the same active pharmaceutical ingredients that are administered in a different manner, typically through eye drops or intravitreal injections.

Because the active pharmaceutical ingredients in our products and product candidates, other than those developed under the Regeneron collaboration, are available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe the patents that we license.  For example, our licensed patents related to our intracanalicular insert products and product candidates largely relate to the hydrogel composition of the intracanalicular inserts and certain drug-release features of the inserts.  As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our licensed patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018.  DEXYCU is an injection of dexamethasone into the anterior chamber of the eye to treat inflammation associated with cataract surgery.  Other companies have also advanced into Phase 3 clinical development biodegradable, sustained release drug delivery product candidates that could compete with our intracanalicular insert products and product candidates.  ReSure Sealant is the first and only surgical sealant approved for ophthalmic use in the United States, but will compete with sutures as an alternative method for closing ophthalmic wounds.  Multiple companies, including our collaborator Regeneron, are exploring in early stage development alternative means to deliver anti-VEGF and TKI products in an extended-delivery fashion to the back of the eye.

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

DEXTENZA, ReSure Sealant and any product candidates for which we obtain marketing approval may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to commercialize DEXTENZA, ReSure Sealant or any product candidates that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations.  Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.  A primary trend in the U.S. healthcare industry and elsewhere is cost containment.  Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications.  Increasingly, third-party payors are requiring that drug and device companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.  Coverage and reimbursement may not be available for DEXTENZA, ReSure Sealant or any other product that we commercialize and, even if they are available, the level of reimbursement may not be satisfactory.

Inadequate reimbursement may adversely affect the demand for, or the price of, DEXTENZA, ReSure Sealant or any product candidate for which we obtain marketing approval.  Obtaining and maintaining adequate reimbursement for our products may be difficult.  We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies.  If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize DEXTENZA, ReSure Sealant or any product candidates for which we obtain marketing approval.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug and device products vary widely from country to country.  Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals.  Some countries require approval of the sale price of a drug before it can be marketed.  In many countries, the pricing review period begins after marketing or product licensing approval is granted.  In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted.  As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country.  To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product or product candidate to other available therapies.  Adverse pricing limitations may hinder our ability to recoup our investment in one or more products or product candidates, even if our product candidates obtain marketing approval.

DEXTENZA, ReSure Sealant or any product candidate for which we obtain marketing approval in the United States or in other countries may not be considered medically reasonable and necessary for a specific indication, may not be considered cost-effective by third-party payors, coverage and an adequate level of reimbursement may not be available, and reimbursement policies of third-party payors may adversely affect our ability to sell our products and product candidates profitably.   ReSure Sealant is not separately reimbursed when used as part of a cataract surgery procedure, which could limit the degree of market acceptance of this product by surgeons.  In addition, while DEXTENZA may be considered a post-surgical product in the same fashion as eye drops, it may instead be categorized as an inter-operative product.  If DEXTENZA is categorized as an inter-operative product, it will not be subject to separate reimbursement, which could likewise limit its market acceptance.

We applied for a transitional pass-through reimbursement status, or C-code, on November 30, 2018 for DEXTENZA from the Centers for Medicare and Medicaid Services, or CMS, which we expect to receive in the middle of 2019.  We expect pricing for DEXTENZA while in pass-through status to be approximately $540 per surgery.  We expect pass-through status would remain in effect for up to three years depending on when we apply for and receive this reimbursement code.  We submitted an application to the CMS for a J-code for DEXTENZA on December 28, 2018, and expect to submit to the CMS for a standard J-code for our OTX-TP product candidate, if our clinical trials are successful and if our NDA filings and sNDA are approved by the FDA.  There are no assurances that we will be successful in obtaining and retaining reimbursement for our products and product candidates.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we develop.

We face an inherent risk of product liability exposure related to the use of our product candidates that we develop in human clinical trials.  We face an even greater risk for any products we develop and commercially sell, including DEXTENZA and ReSure Sealant.  If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities.  Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold $10.0 million in U.S. product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million and approximately $15.0 million in product liability insurance in another jurisdiction in which we operate, with a per incident liability limit of approximately $15.0 million.  These policies may not be adequate to cover all liabilities that we may incur.  We will need to increase our insurance coverage as we expand our clinical trials and our sales of DEXTENZA, ReSure Sealant and any product candidates for which we obtain marketing approval.

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

We have entered into collaborations with third parties to develop certain product candidates, and in the future may enter into collaborations with third parties for the commercialization of DEXTENZA, ReSure Sealant or the development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these products or product candidates.

We have in the past entered into collaboration agreements with third parties, including our collaboration with Regeneron, and expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize DEXTENZA, ReSure Sealant, or any of our product candidates for which we obtain marketing approval in markets outside the United States.  We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our products and product candidates or if we determine that such third-party arrangements are otherwise beneficial.  We also may seek additional third-party collaborators for development and commercialization of other product candidates.  Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.  Other than our collaboration with Regeneron, we are not currently party to any such arrangement.  Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Our collaboration with Regeneron poses, and any future collaborations likely will pose a number of risks, including the following:

•	collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•

collaborators may not pursue development and commercialization of our products or product candidates that receive marketing approval or may elect not to continue or renew development or commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

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

research, development or commercialization of products or product candidates, might lead to additional responsibilities for us with respect to products or product candidates, or might result in litigation or arbitration, any of which would divert management attention and resources, be time-consuming and expensive;

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

•

collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable products or product candidates.

Collaboration agreements may not lead to development or commercialization of products or product candidates in the most efficient manner, or at all.  If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration.  If we do not receive the funding we expect under these agreements, our development of our products or product candidates could be delayed and we may need additional resources to develop our products or product candidates.  All of the risks relating to product development, regulatory approval and commercialization described in this prospectus supplement also apply to the activities of our collaborators.

Additionally, subject to its contractual obligations to us, if a collaborator of ours were to be involved in a business combination, it might deemphasize or terminate the development or commercialization of any product or product candidate licensed to it by us.  If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be harmed.

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

Our success depends in large part on our and our licensor’s ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products.  We and our licensor have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies, products and product candidates.  Some of our licensed patents that we believe are integral to our hydrogel technology platform have terms that extend through at least 2024.  However, other broader patents within our patent portfolio expire between 2018 and 2019.  Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.  As a result, our patent portfolio would be less effective in excluding others from commercializing products similar or identical to ours.  The patent prosecution process is expensive and time-consuming, and we may not have filed or prosecuted and may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

The patent position of pharmaceutical, biotechnology and medical device companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.  As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights, including our licensed patent rights, are highly uncertain.  Our and our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products.  In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.  For example, unlike patent law in the United States, European patent law precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant if broader than specifically disclosed embodiments.  Moreover, we have no patent protection and likely will never obtain patent protection for ReSure Sealant outside the United States and Canada.  We have only three issued patents outside of the United States that cover all three intracanalicular insert products and product candidates.  We have three licensed patent families in Europe and certain other parts of the world for our intravitreal drug delivery product candidates, but only one patent issuance to date outside of the United States.  Patents might not be issued and we may never obtain any patent protection or may only obtain substantially limited patent protection outside of the United States with respect to our products.

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

Because the active pharmaceutical ingredients in our products and product candidates are available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe our patents or any patents that we license.  These patents largely relate to the hydrogel composition of our intracanalicular inserts and the drug-release design scheme of our inserts.  As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

If we are not able to obtain patent term extensions in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for our product and product candidates, our business may be impaired.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties.  There is considerable intellectual property litigation in the biotechnology, medical device, and pharmaceutical industries.  We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect.  Moreover, we may become party to future adversarial proceedings or litigation regarding our patent portfolio or the patents of third parties.  Such proceedings could also include contested post-grant proceedings such as oppositions, inter partes review, reexamination, interference or derivation proceedings before the USPTO or foreign patent offices.  The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend.  Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensor can.  The risks of being involved in such litigation and proceedings may increase as our products or product candidates near commercialization and as we gain the greater visibility associated with being a public company.  Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.  We may not be aware of all such intellectual property rights potentially relating to our products or product candidates and their uses, or we may incorrectly determine that a patent is invalid or does not cover a particular product or product candidate.  Thus, we do not know with certainty that DEXTENZA, ReSure Sealant or any of our product candidates, or our commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.

We are also aware of a U.S. patent with an expiration in 2020 with claims directed to formulations of hydrogels and which could be alleged to cover the hydrogel formulations used in our product candidates OTX-TP and OTX-MP. Based on the specifications and file history of that patent, we believe its claims should be construed with a scope that does not cover our product candidates. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity. Further, we have been made aware by a third party of three patents relating to intracanalicular inserts that may relate to, and potentially could be asserted against our intracanalicular insert product and product candidates, including DEXTENZA. We believe that DEXTENZA does not infringe the claims of one of more of these patents. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity.  We have initiated both legal and administrative proceedings against these patents in order to show that DEXTENZA does not infringe the claims of these patents or that these patents are invalid.

 If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology.  However, we may not be able to obtain any required license on commercially reasonable terms or at all.  Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.  We could be forced, including by court order, to cease commercializing the infringing technology or product.  In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent and could be forced to indemnify our customers or collaborators.  A finding of infringement could also result in an injunction that prevents us from commercializing our products or product candidates or forces us to cease some of our business operations.  In addition, we may be forced to redesign our products or product candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements.  Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

Our license agreement with Incept, under which we license all of our patent rights and a significant portion of the technology for DEXTENZA, ReSure Sealant and our product candidates, imposes royalty and other financial obligations and other substantial performance obligations on us.  We also may enter into additional licensing and funding arrangements with third parties that may impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us.  If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements.  Such an occurrence could diminish the value of our product.  Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

The activities associated with the development and commercialization of our products and product candidates, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States.  Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.  We have only received approval to market DEXTENZA and ReSure Sealant in the United States, and have not received approval to market any of our product candidates or to market DEXTENZA or ReSure Sealant in any jurisdiction outside the United States. Further, we have only received approval to market DEXTENZA for the treatment of ocular pain following ophthalmic surgery and have not received approval to market DEXTENZA for any other indication. We may determine to seek a CE Certificate of Conformity, which demonstrates compliance with relevant requirements and provides approval to commercialize ReSure Sealant in the European Union.  If we are unable to obtain a CE Certificate of Conformity for DEXTENZA, ReSure Sealant, or any of our product candidates for which we seek European regulatory approval, we will be prohibited from commercializing such product or products in the European Union and other places which require the CE Certificate of Conformity.  In such a case, the potential market to commercialize our products may be significantly smaller than we currently estimate.

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

As part of its review of the NDA for DEXTENZA for post-surgical ocular pain, the FDA completed inspections of three sites from our two completed Phase 3 clinical trials for compliance with the study protocol and Good Clinical Practices.  During the first of these inspections, the FDA identified storage temperature excursions for the investigational product that is labeled to be stored in a refrigerated condition between two degrees and eight degrees Celsius.  We also had previously addressed a minor temperature deviation report during the conduct of the Phase 3 trials and communicated a response to the trial sites.  In addition, while investigating the report stemming from the FDA inspection, several more noteworthy temperature excursions were found to have occurred that had not been fully reported.  Because of the limited nature of the temperature excursions and historical product testing, including testing on product stored at elevated temperatures, we believe it is unlikely that drug product performance was significantly impacted.  We have also implemented a corrective action plan to address clinical compliance and prevent recurrence in other clinical studies.

The FDA also completed two inspections of our manufacturing facility in connection with our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  After each inspection, we received a Form 483 from the FDA pertaining to deficiencies in our manufacturing processes identified during such inspection.  After we responded to the issues which had been identified with corrective action plans, we subsequently received a CRL from the FDA.  Following the July 2016 CRL, we resubmitted our NDA to the FDA in January 2017.  After the May 2017 inspection, we received a Form 483 from the FDA focused on procedures from manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  We received a CRL regarding these and other matters in July 2017.  In November 2017, we submitted our complete responses to the FDA in an effort to close out the Form 483 deficiencies.  We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June

2018, and in December 2018 the FDA approved our NDA. We may be subject to similar inspections in the future for DEXTENZA or for other product candidates for which we seek FDA approval. If we are unable to address any identified issues successfully or if the FDA determines that the actions we take to remediate any identified issues to be inadequate, our ability to commercialize any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent our products or product candidates from being marketed abroad.

In order to market and sell DEXTENZA, ReSure Sealant or our product candidates in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements.  The approval procedure varies among countries and can involve additional testing.  The time required to obtain approval may differ substantially from that required to obtain FDA approval.  The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval.  In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country.  We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all.  Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.  However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.  We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our products or product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our products or product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our products or product candidates, which could significantly and materially harm our business.

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

The FDA required two post-approval studies as a condition for approval of our PMA application, for ReSure Sealant.  The first post-approval study, identified as the Clinical PAS, was to enroll at least 598 patients to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant.  We submitted the final study report of the Clinical PAS to the FDA in June 2016, and the FDA has confirmed the Clinical PAS has been completed.  The second post-approval study, identified as the Device Exposure Registry Study, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant.  The Device Exposure Registry Study is required to include at least 4,857 patients.  In December 2015, the CMS denied our application for a tracking or research code for ReSure Sealant commercial use.  In July 2016, the FDA approved the Device Exposure Registry Study protocol.  We are required to provide periodic reports to the FDA on the progress of this post-approval study until it is completed.  We initiated enrollment in this study in December 2016 and submitted our first progress report to FDA in January 2017. Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we have been unable to enroll trial sites and patients, collect patient data and report study data to the FDA.  On October 18, 2018, we received a warning letter from the FDA, dated October 17, 2018, relating to our compliance with data collection and information reporting obligations in this study.  We appealed the warning letter from the FDA.  In December 2018, the FDA rejected our appeal.  Following review of the results from these post-approval studies, any concerns with respect to endophthalmitis that we are unable to address due to the lack of completion of the study would negatively affect our ability to commercialize ReSure Sealant.  Failure by us to conduct the Device Exposure Registry Study to the FDA’s satisfaction may result in withdrawal of the FDA’s approval of ReSure Sealant or other regulatory action.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription and use of DEXTENZA, ReSure Sealant and any product candidates for which we obtain marketing approval.  Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval.  Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Efforts to ensure that our business with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. We do not have a fully developed compliance program and will need to establish a more robust compliance infrastructure to address our needs in this area. We may fail to establish appropriate compliance measures, and even with a stronger program in place, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations.  If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.  If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

Current and future legislation may increase the difficulty and cost for us and any current or future collaborators to obtain marketing approval of and commercialize our products or product candidates and affect the prices we, or they, may obtain.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such  product candidate or product is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

With enactment of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Moreover, on December 14, 2018, a United States District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Furthermore, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, the United States Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, the CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs.  Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research‑based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.  Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

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

In addition, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or the HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the same time, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Legislative and regulatory proposals have been made to expand post‑approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post‑marketing testing and other requirements.

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

The comprehensive tax reform bill enacted in 2017 could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed the 2017 Tax Act into law, which significantly revised the Internal Revenue Code of 1986, as amended. The 2017 Tax Act, among other things, contains significant changes to corporate federal income taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the 2017 Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the 2017 Tax Act. The impact of the 2017 Tax Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to the 2017 Tax Act and the potential tax consequences of investing in or holding our common stock

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2018, we had federal and state net operating loss carryforwards of $190.6 million, which begin to expire in 2026, and state net operating loss carryforwards of $161.8 million, which begin to expire in 2026. As of December 31, 2018, we also had federal research and development tax credit carryforwards of $7.0 million and state research and development tax credit carryforwards $3.6 million, which begin to expire in 2026 and 2025, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Under the 2017 Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the 2017 Tax Act. If our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Although we had a reduction in workforce in 2017 primarily related to sales and marketing personnel, we expect our drug development, clinical, regulatory affairs, and manufacturing teams to grow in the short-term and may regrow our sales and marketing capabilities in the longer term as we commercialize DEXTENZA. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.  In 2016, we entered into a lease agreement for new general office research and development and manufacturing space.  We relocated our corporate headquarters to the new leased premises during June 2017 and are evaluating the relocation of our manufacturing operations to the new leased premises.  Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations, or recruit and train additional qualified personnel.  The expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future collaborators, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our products and product candidates could be delayed.

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

In July 2017, we experienced a decline in our stock price following our announcement that we had received notice of the FDA’s determination that it could not approve our NDA for DEXTENZA in its then present form. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In July and August 2017, class action lawsuits were filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, which have subsequently been transferred to the United States District Court for the District of Massachusetts at our request. In addition, in July 2017, shareholder derivative actions were filed against certain of our current and former executive officers, certain of our current and former board members, and two of our investors and against the company as a nominal defendant, in the United States District Court for the District of Massachusetts and in Massachusetts Superior Court (Suffolk County).  These actions were re-filed in October and December 2017, were consolidated by court order in January 2018, and are now pending under one docket in Massachusetts Superior Court (Suffolk County).  In January 2018, a third shareholder derivative action was filed against us, certain of our current and former executive officers, and certain of our current and former board members in the United States District Court for the District of Massachusetts.  In February 2018, a fourth shareholder derivative action was filed against us, certain of our current and former executive officers, certain of our current and former board members, and two of our investors in the United States District Court for the District of Delaware. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

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

Our stock price may be volatile.  The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance.  As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.  The market price for our common stock may be influenced by many factors, including:

•	our success in commercializing DEXTENZA, ReSure Sealant and any product candidates for which we obtain marketing approval;

•	the success of competitive products or technologies;

•	results of clinical trials of our product candidates;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•

the results of our efforts and the efforts of our current and future collaborators to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of ophthalmic diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the ability to secure third-party reimbursement for our products or product candidates;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements.  In addition to the above reduced disclosure requirements applicable to EGCs, as a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

•

being permitted to provide only two years of audited consolidated financial statements in this Annual Report on Form 10-K, with correspondingly reduced “Management's Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to furnish a contractual obligations table in “Management's Discussion and Analysis of Financial Condition and Results of Operations”; and

•	not being required to furnish a stock performance graph in our annual report.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting.  However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.  To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging.  In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.  Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.  If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Item  1B.Unresolved Staff Comments

None.

Item 2.Properties

Our facilities consist of office space, laboratory space and manufacturing facilities in Bedford, Massachusetts. We occupy approximately 91,000 square feet of space. The lease for approximately 71,000 square feet of space expires in July 2027 and the lease for approximately 20,000 square feet of space expires in 2023.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased our common stock between March 10, 2016 and July 11,

2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs’ filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018.  The court held oral argument on the motion to dismiss on February 6, 2019 and took the matter under advisement.

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

Holders

As of March 1, 2019, there were approximately 34 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing credit facility preclude us from paying cash dividends without the consent of our lenders.

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2018, 2017, and 2016, and the balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended
	December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product revenue	$1,990	$1,923	$1,845	$1,354	$460
Collaboration revenue	—	—	42	396	312
Total revenue	1,990	1,923	1,887	1,750	772
Costs and operating expenses:
Cost of product revenue	465	457	443	319	91
Research and development	36,915	30,880	27,065	26,611	18,880
Selling and marketing	4,942	17,000	6,701	3,852	1,982
General and administrative	18,786	15,509	11,004	9,165	6,913
Total costs and operating expenses	61,108	63,846	45,213	39,947	27,866
Loss from operations	(59,118)	(61,923)	(43,326)	(38,197)	(27,094)
Other income (expense):
Interest income	879	424	304	166	7
Interest expense	(1,739)	(1,892)	(1,680)	(1,724)	(1,119)
Other income (expense), net	—	5	(1)	7	(442)
Total other expense, net	(860)	(1,463)	(1,377)	(1,551)	(1,554)
Net loss	(59,978)	(63,386)	(44,703)	(39,748)	(28,648)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(11)
Net loss attributable to common stockholders	$(59,978)	$(63,386)	$(44,703)	$(39,748)	$(28,659)
Net loss per share attributable to common stockholders, basic and diluted	$(1.57)	$(2.20)	$(1.80)	$(1.71)	$(2.69)
Weighted average common shares outstanding, basic and diluted	38,115	28,818	24,816	23,244	10,653

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$54,062	$41,538	$68,145	$105,064	$74,828
Working capital	47,034	29,914	61,598	101,605	70,309
Total assets	73,043	55,431	74,939	110,306	78,193
Long-term debt, net of discount, including current portion	24,788	18,016	15,643	15,272	14,865
Total stockholders’ equity	35,875	26,147	52,008	89,588	58,696

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary, bioresorbable hydrogel platform technology. We use this technology to tailor duration and amount of delivery of a range of therapeutic agents of varying duration in our product candidates.

We currently incorporate U.S. Food and Drug Administration, or FDA, approved therapeutic agents, including small molecules and proteins, into our hydrogel technology with the goal of providing local programmed-release of drug to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intracanalicular inserts, intracameral implants and intravitreal implants. We have products and product candidates in clinical and preclinical development applying this technology to treat post-surgical ocular pain and inflammation, allergic conjunctivitis, dry eye disease, glaucoma and ocular hypertension, and wet age-related macular degeneration, or wet AMD, among other conditions.

In November 2018 the FDA approved our new drug application, or NDA, for DEXTENZA® (dexamethasone ophthalmic insert) 0.4mg for intracanalicular use for the treatment of ocular pain following ophthalmic surgery.  DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular pain for up to 30 days with a single administration.  We are also evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and allergic conjunctivitis.

We are developing our product candidate OTX-TP (intracanalicular travoprost insert) for the reduction of intraocular pressure, or IOP, in patients with glaucoma and ocular hypertension. Both DEXTENZA and OTX-TP are local programmed-release, drug-eluting, preservative-free intracanalicular inserts that are placed into the canaliculus through a natural opening called the punctum located in the portion of the lower eyelid near the nose.

Our earlier stage assets include two development programs that have initiated clinical trials: OTX-TIC, an intracameral travoprost implant for the reduction of IOP in patients with glaucoma and ocular hypertension when greater IOP reduction is needed, and OTX-TKI, an intravitreal injection by fine gauge needle of a hydrogel, anti-angiogenic formulation of a tyrosine kinase inhibitor, or TKI, for the treatment of wet AMD. We also have a collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel in combination with Regeneron’s VEGF inhibitor, aflibercept, currently marketed under the brand name Eylea.

In addition to our ongoing drug product development, we currently market ReSure® Sealant, a hydrogel ophthalmic wound sealant approved by the FDA to seal corneal incisions following cataract surgery.  ReSure Sealant is the first and only surgical sealant to be approved by the FDA for ophthalmic use.

DEXTENZA ® (dexamethasone ophthalmic insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. In November 2018 the FDA approved our NDA for DEXTENZA for the treatment of post-surgical ocular pain. In connection with our commercial launch of DEXTENZA, we intend to build our own highly targeted, key account sales force that will focus on the ambulatory surgical centers responsible for the largest volumes of cataract surgery.  Following our receipt of FDA approval, we submitted on November 30, 2018 an application for a C-code for transitional pass-through payment status and also submitted on December 28, 2018 an application for a J-code for permanent payment status.

A  C-code is a unique temporary pricing code established by the Center for Medicare & Medicaid Services (CMS), for the Prospective Payment System and is only valid for claims for hospital outpatient department services and procedures.  A J-Code is a permanent code used to report drugs that ordinarily cannot be self-administered.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular pain and inflammation. The data from two of these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial were used to support our NDA for post-surgical ocular pain. We submitted an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation in January 2019 and expect to hear back from the Food and Drug Administration, or FDA, within approximately ten months. We have also completed two Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis and a Phase 2 clinical trial of DEXTENZA for the treatment of dry eye disease.

OTX-TP (intracanalicular travoprost insert)

Our product candidate OTX-TP incorporates travoprost, an FDA-approved prostaglandin analog as its active pharmaceutical ingredient that reduces elevated IOP, into a hydrogel, drug-eluting intracanalicular insert. This preservative-free insert is designed to elute drug for up to 90 days. OTX-TP is being developed as a treatment to lower IOP in patients with primary open angle glaucoma and ocular hypertension. We reported topline results from a Phase 2b clinical trial for this indication in October 2015. We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two planned Phase 3 clinical trials of OTX-TP in September 2016. Our first Phase 3 trial has completed the target enrollment of 550 patients at approximately 50 sites in the United States. We have completed our target enrollment and are not screening any additional subjects. Based on discussions with the FDA, the first Phase 3 clinical trial design includes an OTX-TP treatment arm and a placebo-controlled comparator arm that uses a non-drug eluting hydrogel intracanalicular insert. The primary efficacy endpoint is superiority in the reduction of IOP from baseline in the OTX-TP treatment arm compared to the placebo arm at three diurnal time points at each of three measurement dates, 2, 6 and 12 weeks. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of IOP compared to the placebo and a clinically meaningful reduction of IOP prior to granting marketing approval. We expect topline efficacy data from the first Phase 3 clinical trial in the first half of 2019. We do not intend to initiate the second Phase 3 clinical trial until we review and discuss with the FDA the data from the first Phase 3 clinical trial. Given the anticipated use of OTX-TP as a chronic therapy, we intend to generate six-month (300 patients) and one-year (100 patients) safety data to support our product registration. In order to meet these targets, we began enrollment in the open-label one-year safety extension study in July 2018.

OTX-TIC (intracanalicular travoprost implant)

OTX-TIC is our product candidate for glaucoma patients in need of a more significant reduction in IOP and ocular hypertension. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP reduction in humans. Our investigational new drug application, or IND, for our U.S. trial became effective in the first quarter of 2018, and we dosed the first patient in May 2018. This clinical trial is a multi-center, open-label, dose-escalation, proof-of-concept study designed to evaluate the safety, durability, tolerability, and efficacy of OTX-TIC in patients with primary open-angle glaucoma or ocular hypertension. We anticipate presenting initial results from this clinical trial at the Association of Research and Vision of Ophthalmology meeting in April 2019.

Back-of-the-Eye Programs

We are engaged in the development of formulations of our hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our extended-delivery hydrogel in combination with anti-angiogenic drugs, such as protein-

based anti-VEGF drugs, or small molecule drugs, such as TKIs, for the treatment of retinal diseases such as wet AMD, retinal vein occlusion and diabetic macular edema. Our initial goal for these programs is to provide extended delivery over a four to nine month period thereby reducing the frequency of the current monthly or bi-monthly immediate release intravitreal injection regimen for wet AMD and other retinal diseases.

OTX-TKI (intravitreal tyrosine kinase inhibitor implant)

OTX-TKI is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of OTX-TKI. In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. In the first quarter of 2019, we dosed two patients in a Phase 1 clinical trial in Australia. This clinical trial is a multi-center, open-label study designed to evaluate the safety, durability and tolerability of OTX-TKI. We also plan to evaluate biological activity by following visual acuity over time and measuring retinal thickness using standard optical coherence tomography.

Regeneron Collaboration

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products using our hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, for any target including VEGF, or any products that deliver large molecule drugs other than those that target VEGF proteins. Under the terms of the Collaboration Agreement, we and Regeneron have agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept that is suitable for advancement into clinical development. A joint research committee comprised of an equal number of representatives from each of Regeneron and us is responsible for reviewing, approving and overseeing the parties’ research and development activities with respect to licensed product candidates and making any modifications to those activities. In general, Regeneron has final decision-making authority over matters on which the joint research committee deadlocks, following escalation to designated executive officer representatives of the parties, except for matters that would impose a material increase in costs or obligations on us beyond those costs and obligations included in the mutually agreed collaboration plan. We granted Regeneron an option, or the Option, to enter into an exclusive, worldwide license under our intellectual property to develop and commercialize products using our hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds, or Licensed Products.  We refer to the formulation we are developing with Regeneron as OTX-IVT.

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

ReSure® Sealant

Following our receipt of FDA approval for ReSure Sealant, we commercially launched this product in the United States in 2014. ReSure Sealant is approved to seal corneal incisions following cataract surgery and is the first and only surgical sealant to be approved by the FDA for ophthalmic use. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure. While ReSure Sealant remains commercially available in the United States, there is no sales support currently provided to the product. We have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2019.

The FDA required two post-approval studies as a condition for approval of our premarket approval, or PMA, application for ReSure Sealant. The first post-approval study, identified as the Clinical PAS, was to enroll at least 598 patients to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study in eyes treated with ReSure Sealant. We submitted the final study report of the Clinical PAS to the FDA in June 2016, and the FDA has confirmed the Clinical PAS has been completed. The second post-approval study, identified as the Device Exposure Registry Study, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant. The Device Exposure Registry Study is required to include at least 4,857 patients. Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we have been unable to enroll trial sites and patients, collect patient data and report study data to the FDA. We have provided regular periodic reports to the FDA on the progress of this post-approval study.

We received a warning letter from the FDA in October 2018 relating to our compliance with data collection and information reporting obligations in the Device Exposure Registry Study. The FDA warning letter refers to a lack of progress with the enrollment and related data collection and information reporting obligations for a required post-approval trial. In November 2018, we appealed this warning letter.  On December 26, 2018, the FDA rejected our appeal. Failure by us to conduct the required post-approval trial for ReSure Sealant to the FDA’s satisfaction may result in withdrawal of the FDA’s approval of ReSure Sealant or other regulatory action.  We continue to work with FDA to find a path to evaluate the incidence of endophthalmitis in patients receiving ReSure Sealant.  ReSure Sealant currently remains commercially available in the United States, though there is no sales support provided to the product at this time.  We have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2019.

Additional Potential Areas for Growth

In addition to our focus on formulating, developing and commercializing innovative therapies for diseases and conditions of the eye, we are also assessing the potential use of our hydrogel platform technology in other areas of the body.

In September 2018, we entered into a second amended and restated license agreement, or Second Amended Agreement, with Incept LLC, an intellectual property holding company, or Incept. The Second Amended Agreement amends and restates in full the Company’s prior amended and restated license agreement with Incept, dated as of January 27, 2012, to expand the scope of the Company’s intellectual property license to include products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions.

Financial Position

 We have generated limited revenue to date. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant. All of our local programmed-release drug delivery products are in various phases of clinical and preclinical development. We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability. Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including one or both of DEXTENZA and OTX-TP. Since inception, we have incurred significant operating losses. Our net losses were $60.0 million, $63.4 million and $44.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $297.2 million.

Our total cost and operating expenses were $61.1 million, $63.8 million and $45.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, including $7.5 million, $7.3 million and $6.0 million, respectively, in non-cash stock-based compensation expense. Our operating expenses have grown as we continue to pursue the clinical development of OTX-TP and DEXTENZA for additional indications; continue the research and development of our other product candidates; continue the internal development of our intravitreal hydrogel formulation for the local programmed-release of protein-based or small molecule anti-angiogenic drugs, such as OTX-IVT and OTX-TKI for the treatment of wet AMD and other back-of-the-eye diseases; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results.  In August 2017, we updated our DEXTENZA commercial plans and expect to realize savings in operating expenses, including reduced personnel costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.  As a result, we expect to incur substantial sales and marketing expenses in connection with the DEXTENZA commercial launch and that of any of our other product candidates.  In addition, we will continue to incur additional costs associated with operating as a public company.

Although, we expect to generate revenue from sales of DEXTENZA and potentially ReSure Sealant, we will need to obtain substantial additional funding in connection with our continuing operations and supporting the commercial launch of DEXTENZA. If we are unable to access our borrowing capacity or raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Through December 31, 2015, we raised $132.0 million through the sale of common stock in various offerings.  In November 2016, we entered into a Controlled Equity Offering Sales Agreement, or the 2016 Sales Agreement with Cantor Fitzgerald & Co., or Cantor, under which we could offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  Through February 25, 2019, we have sold an aggregate of 6,330,222 shares of common stock under the 2016 Sales Agreement resulting in net proceeds of approximately $38.4 million after underwriting discounts, commission and other offering expenses.  On February 28, 2019, pursuant to the 2016 Sales Agreement, we delivered a termination notice to Cantor, terminating the 2016 Sales Agreement.  In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share. The offering consisted of 3,571,429 shares of common stock sold by us. We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts, commissions and expenses. In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $35.1 million after deducting underwriting discounts and commissions. In March 2019, we completed a private placement of senior subordinated convertible notes and received net proceeds from the offering of $37.1 million. Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of December 31, 2018, together with the net proceeds of our private placement of Convertible Notes, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into early 2020.   We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through December 31, 2018, we have generated limited amounts of revenue from the sales of our products. Our ReSure Sealant product received premarket approval, or PMA, from the FDA in January 2014. We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2019. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

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

The table below summarizes our research and development expenses incurred by product development program:

	Year Ended December 31,

	2018	2017	2016
	(in thousands)
ReSure Sealant	$189	$126	$236
DEXTENZA for post-surgical ocular pain and inflammation	1,085	1,319	2,686
DEXTENZA for allergic conjunctivitis	20	621	2,815
DEXTENZA for dry eye disease	—	6	101
OTX-TP for glaucoma and ocular hypertension	5,305	5,288	1,941
Unallocated expenses	30,316	23,520	19,286
Total research and development expenses	$36,915	$30,880	$27,065

We expect that our expenses will increase in connection with our ongoing activities. We estimate that in 2019, we will incur approximately $58.0 million to $64.0 million of research and development expenses, including costs related to clinical trials and other research and development activities. Of this amount, we estimate we will incur approximately $13.0 million to $17.0 million of external research and development expenses related to clinical trial and regulatory costs for DEXTENZA, OTX-TP, OTX-TKI and product candidates and approximately $45.0 million to $47.0 million of other research and development activities that we do not expect to track by program.  In addition, we expect to purchase $5.0 million to $6.0 million in manufacturing and research and development capital equipment for our new facility.

We estimate that we will incur external research and development expenses for 2019, as follows:

•	approximately $4.0 million to $5.0 million for DEXTENZA for post-surgical ocular pain and inflammation;
•	approximately $4.0 million to $5.0 million for OTX-TP and OTX-TIC for glaucoma and ocular hypertension;
•	approximately $2.0 million to $3.0 million for OTX-TKI for Wet AMD; and
•	approximately $3.0 million to $4.0 million for other external research and development activities.

The successful development and commercialization of our products or product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the scope, progress, outcome and costs of our clinical trials and other research and development activities;

•	the efficacy and potential advantages of our products or product candidates compared to alternative treatments, including any standard of care;

•	the market acceptance of our products or product candidates;

•	significant and changing government regulation; and

•	the timing, receipt and terms of any marketing approvals.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs. During the years ended December 31, 2018, 2017 and 2016, we incurred selling and marketing expense in connection with ReSure Sealant, which we began commercializing in the first quarter of 2014.  In 2019, we plan to launch DEXTENZA.  As a result, our selling and marketing expenses will increase.

Other Income (Expense)

Interest income consists primarily of interest income earned on cash and cash equivalents. In each of 2018, 2017, and 2016, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

Interest expense consists of interest expense on our debt. We borrowed $15.0 million in aggregate principal amount in April 2014. In December 2015, we amended our credit facility to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019.  In March 2017, we amended our credit facility to increase the aggregate principal amount to $18.0 million, extend the interest-only payment period through February 2018, and extend the maturity date to December 1, 2020.  In December 2018, we amended our credit facility to increase the aggregate principal amount to $25.0 million, extend the interest-only payment period through December 2020, and extend the maturity date to December 2023.

Other Income (Expense), Net. In 2014, other income (expense), net consisted primarily of the gain or loss associated with the change in the fair value of our preferred stock warrant liability and small amounts of miscellaneous income and expense items unrelated to core operations. We issued warrants for the purchase of our redeemable convertible preferred stock that we believed were financial instruments that could require a transfer of assets because of the redemption feature of the underlying stock. Therefore, we classified these warrants as liabilities and they were remeasured to fair value at each reporting period, and we recorded the changes in the fair value as a component of other income (expense), net. Upon the closing of our IPO in July 2014, the underlying redeemable convertible preferred stock was converted into common stock, the preferred stock warrants became exercisable for common stock instead of preferred stock, and the fair value of the warrant liability became fixed as of that date and was reclassified to additional paid-in capital. In 2016, 2017 and 2018, other income (expense), net consists of small amounts of miscellaneous income and expense items unrelated to our core operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this annual report, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

On January 1, 2018, we adopted the new revenue standard, Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The adoption of the new revenue standard did not have a material impact on our consolidated financial statements. This new revenue standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The new revenue standard provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of the new revenue standard, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.  We only apply the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods or services we transfer to the customer is determined to be probable.  At contract inception, once the contract is determined to be within the scope of the new revenue standard, we assess whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation.  Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. We then allocate the transaction price (the amount of consideration we expect to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognize the associated revenue when (or as) each performance obligation is satisfied.

Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial.

We recognize revenue on product sales at the time control of the product transfers to the customer. In substantially all of our arrangements, title of its products transfers at shipping point and, as a result, we determined control transfers at the point of shipment. In more limited cases, there are destination-based shipping terms and, thus, control is deemed to transfer when the product arrives at the customer site. Incremental costs of obtaining a contract are expensed as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less. Shipping and handling costs are included as a component of cost of product revenue.

Payment terms and conditions vary among our customers, although terms generally include a requirement of payment within 30 days of product shipment. Prior to providing payment terms to customers, an evaluation of the customer’s credit risk is performed. Returns and customer credits are infrequent and insignificant and are recorded as a reduction to sales. Rights of return are not included in sales arrangements and, therefore, there is minimal variable consideration included in the transaction price of our products.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

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

The assumptions we used to determine the fair value of stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.65%	2.00%	1.42%
Expected term (in years)	6	6	6
Expected volatility	102%	102%	85%
Expected dividend yield	—%	—%	—%

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

JOBS Act; Smaller Reporting Company Status

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements.  In addition to the above reduced disclosure requirements applicable to EGCs, as a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

•

being permitted to provide only two years of audited consolidated financial statements in this Annual Report on Form 10-K, with correspondingly reduced “Management's Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to furnish a contractual obligations table in “Management's Discussion and Analysis of Financial Condition and Results of Operations”; and

•	not being required to furnish a stock performance graph in our annual report.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and December 31, 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue:
Product revenue	$1,990	$1,923	$67
Total revenue	1,990	1,923	67
Costs and operating expenses:
Cost of product revenue	465	457	8
Research and development	36,915	30,880	6,035
Selling and marketing	4,942	17,000	(12,058)
General and administrative	18,786	15,509	3,277
Total costs and operating expenses	61,108	63,846	(2,738)
Loss from operations	(59,118)	(61,923)	2,805
Other income (expense):
Interest income	879	424	455
Interest expense	(1,739)	(1,892)	153
Other income (expense), net	—	5	(5)
Total other expense, net	(860)	(1,463)	603
Net loss	$(59,978)	$(63,386)	$3,408

Revenue

We generated $2.0 and $1.9 million of product revenue during the years ended December 31, 2018 and December 31, 2017, respectively, from sales of our ReSure Sealant product.  The increase in revenue is related to an increase in the total number of units shipped in 2018.

Research and Development Expenses

	Year Ended
	December 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$189	$126	$63
DEXTENZA for post-surgical ocular pain and inflammation	1,085	1,319	(234)
DEXTENZA for allergic conjunctivitis	20	621	(601)
DEXTENZA for dry eye disease	—	6	(6)
OTX-TP for glaucoma and ocular hypertension	5,305	5,288	17
Unallocated expenses:
Personnel costs	17,706	15,211	2,495
All other costs	12,610	8,309	4,301
Total research and development expenses	$36,915	$30,880	$6,035

Research and development expenses were $36.9 million for the year ended December 31, 2018, compared to $30.9 million for the year ended December 31, 2017. The increase of $6.0 million was primarily due to an increase of $6.8 million in unallocated expenses offset by decreases in clinical trial expenses of $0.8 million.  Clinical trial expenses decreased in the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to the timing and number of clinical trials conducted for DEXTENZA for the treatment of post-surgical ocular pain and inflammation, allergic conjunctivitis and dry eye disease, partially offset by increases in clinical trial expenses related to OTX-TP for the treatment of glaucoma and ocular hypertension.

For the year ended December 31, 2018, we incurred $6.4 million in direct research and development expenses for our intracanalicular insert product candidates, including $1.1 million for DEXTENZA for the treatment of post-surgical ocular pain and inflammation, and $5.3 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. In comparison, for the year ended December 31, 2017, we incurred $7.2 million in direct research and development expenses for our intracanalicular insert product candidates, including $5.3 million for clinical trials of OTX-TP for glaucoma and ocular hypertension which was in Phase 3 clinical trials, $0.6 million for DEXTENZA for the treatment of allergic conjunctivitis which was in Phase 3 clinical trials and $1.3 million for DEXTENZA for ocular pain and inflammation following cataract surgery which was in Phase 3 clinical trials. Unallocated research and development costs increased $6.8 million for the year ended December 31, 2018, compared to the year ended December 31, 2017 primarily due to an increase in unallocated personnel costs of $2.5 million, relating to an increase of $2.5 million from additional hiring primarily in our clinical, regulatory and quality department, $2.1 million increase in professional services, and an increase in facility related costs of $1.8 million.

Selling and Marketing Expenses

	Year Ended
	December 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,732	$5,715	$(3,983)
Professional fees	2,563	10,296	(7,733)
Facility related and other	647	989	(342)
Total selling and marketing expenses	$4,942	$17,000	$(12,058)

Selling and marketing expenses were $4.9 million for the year ended December 31, 2018, compared to $17.0 million for the year ended December 31, 2017. The decrease of $12.1 million was primarily due to a decrease of $4.0 million in personnel costs, a decrease of $7.7 million in professional fees due to decreased spending on external costs and $0.3 million in facility-related and other costs.  The decrease overall was driven by a delay in the anticipated 2017 launch of DEXTENZA that is now projected to take place in the middle of 2019.

We therefore expect our selling and marketing expenses to increase in 2019 and beyond, due to the approval of DEXTENZA as we support the commercial launch.  In August 2017, we reorganized our DEXTENZA commercial plans and realized savings in operating expenses, including reduced personnel costs, as a result of streamlining headcount, as part of an initiative to enhance operations and reduce expenses.

General and Administrative Expenses

	Year Ended
	December 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$8,367	$8,353	$14
Professional fees	8,761	5,463	3,298
Facility related and other	1,658	1,693	(35)
Total general and administrative expenses	$18,786	$15,509	$3,277

General and administrative expenses were $18.8 million for the year ended December 31, 2018, compared to $15.5 million for the year ended December 31, 2017. The increase of $3.3 million was primarily due to an increase of $3.3 million in professional fees related to our defense in legal proceedings.

Other Income (Expense), Net

Other expense, net was $0.9 million for the year ended December 31, 2018, compared to $1.5 million for the year ended December 31, 2017.

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

Research and development expenses were $30.9 million for the year ended December 31, 2017, compared to $27.1 million for the year ended December 31, 2016. The increase of $3.8 million was primarily due to an increase of $4.2 million in unallocated expenses offset by decreases in clinical trial expenses of $0.3 million and expenses related to ReSure Sealant of $0.1 million.  Clinical trial and regulatory expenses decreased in the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the timing and number of clinical trials being conducted for DEXTENZA for the treatment of post-surgical ocular pain and inflammation, allergic conjunctivitis and dry eye disease, partially offset by increases in clinical trial expenses related to OTX-TP for the treatment of glaucoma and ocular hypertension.

For the year ended December 31, 2017, we incurred $7.2 million in direct research and development expenses for our intracanalicular insert product candidates, including $1.3 million for DEXTENZA for the treatment of post-surgical ocular pain and inflammation which was in Phase 3 clinical trials, $0.6 million for DEXTENZA for the treatment of allergic conjunctivitis which was in Phase 3 clinical trials, and $5.3 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. In comparison, for the year ended December 31, 2016, we incurred $7.6 million in direct research and development expenses for our intracanalicular insert product candidates, including $2.0 million for clinical trials of OTX-TP for glaucoma and ocular hypertension which was in Phase 3 clinical trials, $2.8 million for DEXTENZA for the treatment of allergic conjunctivitis which was in Phase 3 clinical trials and $2.7 million for DEXTENZA for ocular pain and inflammation following cataract surgery which was in Phase 3 clinical trials and $0.1 million for DEXTENZA for the treatment of dry eye disease which was in Phase 2 clinical trials. Unallocated research and development costs increased $4.2 million for the year ended December 31, 2017, compared to the year ended December 31, 2016 primarily due to an increase in unallocated personnel costs of $3.6 million, relating to an increase of $2.2 million from additional hiring primarily in our clinical, regulatory and quality department, $0.7 million increase in restructuring and other costs, and an increase in stock-based compensation expense of $0.7 million.

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

General and administrative expenses were $15.5 million for the year ended December 31, 2017, compared to $11.0 million for the year ended December 31, 2016. The increase of $4.5 million was due to a $2.2 million increase in personnel related costs and an increase of $1.7 million in professional fees, and an increase of $0.6 million in facility-related and other costs. Our personnel related costs increased primarily due $1.2 million relating to additional hiring,  $0.4 million of severance related costs related to the termination our former chief operating officer, and an increase in stock compensation expense of $0.5 million. Professional fees increased primarily due to an increase of $0.7 million relating to recruiting and relocation fees, $0.6 million in legal costs and $0.4 million related to consulting fees.

Other Income (Expense), Net

Other expense, net was $1.5 million for the year ended December 31, 2017, compared to $1.4 million for the year ended December 31, 2016.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. Our net losses were $60.0 million, $63.4 million and $44.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $297.2 million.

We have generated limited revenue to date. In the first quarter of 2014, we began recognizing revenue from sales of ReSure Sealant. All of our local programmed-release drug delivery products are in various phases of clinical and preclinical development. We do not expect sales of ReSure Sealant to generate revenue that is sufficient for us to achieve profitability. Instead, our ability to generate product revenue sufficient to achieve profitability will depend heavily on our obtaining marketing approval for and commercializing products with greater market potential, including DEXTENZA and OTX-TP.

Through December 31, 2018, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock and borrowings under credit facilities. In July 2014, we completed our IPO, and in August 2014 the underwriters in our IPO exercised their over-allotment option in full. We received total net proceeds of approximately $66.4 million from the issuance and sale of 5,750,000 shares of common stock, including in connection with the exercise by the underwriters of their over-allotment option, after deducting underwriting discounts and offering costs. In June 2015, we completed a follow-on offering of our common stock at a public offering price of $22.00 per share. The offering consisted of 4,600,000 shares of common stock, of which 3,200,000 shares were issued and sold by us and 1,400,000 shares were sold by certain stockholders, including those shares sold in connection with the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $65.6 million after deducting underwriting discounts and commissions, and offering expenses. In November 2016, we entered into the 2016 Sales Agreement with Cantor, under which we could offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  Through February 25, 2019, we have sold an aggregate of 6,330,222 shares of common stock under the 2016 Sales Agreement resulting in net proceeds of approximately $38.4 million after underwriting discounts, commission and other offering expenses.   On February 28, 2019, pursuant to the 2016 Sales Agreement, we delivered a termination notice to Cantor, terminating the

2016 Sales Agreement.  In January 2017, we completed a follow-on offering of our common stock at a public offering price of $7.00 per share. The offering consisted of 3,571,429 shares of common stock sold by us. We received net proceeds from the follow-on offering of approximately $23.3 million after deducting underwriting discounts, commissions and expenses.  In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $35.1 million after deducting underwriting discounts and commissions.

As of December 31, 2018, we had cash and cash equivalents of $54.1 million.  In March 2019, we completed a private placement of senior subordinated convertible notes and received net proceeds from the offering of $37.1 million.

As of December 31, 2018, we had outstanding debt of $25.0 million.  In April 2014, we borrowed $15.0 million in aggregate principal amount under a new credit facility and used $1.9 million of this amount to repay $1.7 million aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. In December 2015, we amended our credit facility to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019. The outstanding borrowings under this facility bear interest at an annual rate equal to 8.25%.  In March 2017, we amended the credit facility to increase the total indebtedness to $18.0 million. The interest-only payment period was extended through February 1, 2018.  In December 2018, we amended the credit facility to increase the total indebtedness to $25.0 million. The interest-only payment period was extended through December  2020. In March 2019, we also issued $37.5 million aggregate principal amount of senior subordinated convertible notes that mature in 2026.    See “—Contractual Obligations and Commitments” for additional information.

Cash Flows

As of December 31, 2018, we had cash and cash equivalents of $54.1 million and outstanding debt of $25.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of December 31, 2018, together with the net proceeds from our private placement of convertible notes, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into early 2020.   We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,

	2018	2017	2016
	(in thousands)
Cash used in operating activities	$(49,227)	$(50,473)	$(34,001)
Cash (used in) provided by investing activities	(1,889)	27,067	35,568
Cash provided by financing activities	68,640	32,008	585
Net increase in cash and cash equivalents	$17,524	$8,602	$2,152

Operating activities. Net cash used in operating activities was $49.2 million for the year ended December 31, 2018, primarily resulting from our net loss of $60.0 million, partially offset by non-cash charges of $10.2 million and cash provided by changes in our operating assets and liabilities of $0.6 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses partially offset by $2.0 million of revenue in the period. Our net non-cash charges during the year ended December 31, 2018 primarily consisted of $7.5 million of stock-based compensation expense and $2.3 million of depreciation expense. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2018 consisted primarily of a $1.7 million increase in accrued expenses and deferred rent and a $0.8 million decrease in accounts payable, which was due to the timing of vendor invoicing and payments.

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

Investing activities. Net cash used in investing activities was $1.9 million for the year ended December 31, 2018, consisting of cash used to purchase property and equipment of $1.9 million.  Net cash provided by investing activities was $27.1 million for the year ended December 31, 2017 consisted of maturities of marketable securities of $38.2 million offset by cash used to purchase property and equipment of $8.3 million and cash used to purchase marketable securities of $3.0 million. Net cash provided by investing activities for the year ended December 31, 2016 consisted of maturities of marketable securities of $80.7 million offset by cash used to purchase property and equipment of $1.9 million and cash used to purchase marketable securities of $41.7 million.

Financing activities. Net cash provided by financing activities for 2018 was $68.6 million and consisted primarily of proceeds from our follow-on offering in January 2018 of $34.7 and the 2016 Sales Agreement of $26.9 million, net of underwriting discounts and other offering expenses, $6.4 million (net) in borrowings under our amended credit facility, proceeds from the exercise of common stock options of $0.4 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.3 million.  Net cash provided by financing activities for 2017 was $32.0 million and consisted primarily of proceeds from our follow-on offering in January 2017 of $23.3 and the 2016 Sales Agreement of $5.9 million, net of underwriting discounts and other offering expenses, $2.4 million (net) in borrowings under our amended credit facility, proceeds from the exercise of common stock options of $0.7 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.3 million partially offset by payments of $0.6 million for insurance costs financed by a third party. Net cash provided by financing activities for 2016 was $0.6 million and consisted primarily of proceeds of $0.6 million, net of underwriting discounts and other offering expenses, related to the 2016 Sales Agreement, proceeds from the exercise of common stock options of $0.2 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.3 million partially offset by payments of $0.5 million for insurance costs financed by a third party.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources focused on the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

•	commercially launch DEXTENZA in the United States;

•	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, OTX-TP and DEXTENZA in additional indications;

•	continue clinical trials of our product candidates OTX-TIC and OTX-TKI;

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

•	defend ourselves against legal proceedings;

•	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

•	continue to operate as a public company.

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of December 31, 2018, together with the net proceeds from our private placement of convertible notes, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into early 2020.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	our ability to successfully commercialize and sell DEXTENZA in the United States;

•	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

•	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;

•

the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;

•	the costs of expanding our facilities to accommodate our manufacturing needs and expected growth in personnel;

•	the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular OTX-TP and DEXTENZA for additional indications;

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

•	the costs of advancing our internal development efforts for the back-of-the-eye small molecule TKI program through the remaining preclinical steps and potentially into an initial clinical trial;

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the extent of our debt service obligations;

•	the amounts we receive, if any, from Regeneron for option exercise, development, regulatory and sales milestones and royalty payments under our collaboration;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and outcomes of legal actions and proceedings, including the current lawsuits described under “Item 3 — Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

As discussed in Note 1 of the Notes to the Consolidated Financial Statements under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Since we currently anticipate that our existing capital resources, together with the net proceeds from our private placement of convertible notes, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to meet our planned operational expenses, debt service obligations, and capital expenditures, based on our current operating plans, into early 2020, we have determined that this cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of these financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts

Since our inception in 2006, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2018, we had federal net operating loss carryforwards of $190.6 million, which begin to expire in 2026, and state net operating loss carryforwards of $161.8 million, which begin to expire in 2026. As of December 31, 2018, we also had federal research and development tax credit carryforwards of $7.0 million and state research and development tax credit carryforwards $3.6 million, which begin to expire in 2026 and 2025, respectively. We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize our tax carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease commitments	$14,434	$1,808	$3,736	$3,666	$5,224
Purchase commitments	3,504	1,930	1,444	130	—
Manufacturing commitments	66	66	—	—	—
Debt obligations including interest	34,638	2,474	12,908	19,256	—
Total	$52,642	$6,278	$18,088	$23,052	$5,224

In the table above, we set forth our enforceable and legally binding obligations and future commitments at December 31, 2018, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at December 31, 2018. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in July 2023 and July 2027.

In June 2016, we entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space.  The lease term commenced on February 1, 2017 and expires on July 31, 2027.  No base rent was due under the lease until August 1, 2017.  The initial annual base rent is approximately $1.2 million and will increase annually beginning on February 1 of each year.  We are obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises.  We posted a customary letter of credit in the amount of $1.5 million as a security deposit.  We relocated our corporate headquarters to the new leased premises in June 2017 and are evaluating the potential relocation of our manufacturing operations to the new leased premises.  The lease agreement allowed for a construction allowance not to exceed approximately $2.8 million to be applied to the total construction costs of the new leased premises.  The construction allowance had to be used before December 31, 2017, or it would be deemed forfeited with no further obligation by the landlord of the new leased premises.  As of December 31, 2017, we billed the landlord for $2.7 million and subsequently, we have received payments of $2.7 million from the landlord.  We forfeited $0.1 million under the construction allowance.

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

In December 2015, we amended the credit facility to increase the aggregate principal amount to $15.6 million to capitalize certain accrued interest. The amended facility provides for monthly, interest-only payments on outstanding borrowings through December 2016. Thereafter, we were required to pay thirty-six consecutive, equal monthly installments of principal and interest through December 1, 2019. In March 2017, we further amended the credit facility to $18.0 million of borrowings. The interest-only payment period was extended through February 1, 2018. There are no financial covenants associated with the credit facility. In December 2018, we further amended the credit facility to increase the aggregate principal amount borrowed to $25.0 million.   The interest-only payments was extended through December 2020. Commencing in January 2021, we are required to make 36 equal monthly installments of principal in the amount of $0.7 million, plus interest, through December 2023.  Under the December 2018 amendment, we are required to maintain a minimum of $5.0 million of cash and/or cash equivalents on hand as a financial covenant to the borrowing arrangement.  There are no other financial covenants associated with the amended facility; however, there are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; incurring indebtedness,  liens or encumbrances; paying dividends; making certain investments; and engaging in certain other business transactions.  The obligations under the amended facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.  The debt is collateralized by a first-priority lien on all of our assets, including our intellectual property.

In connection with our entry into the Purchase Agreement, as described below, in February 2019, we further amended the credit facility to permit our issuance and sale of the Notes in March 2019.  The February amendment added, among other provisions, a negative covenant restricting us from paying the holders of the Notes ahead in priority to the senior lenders, for so long as indebtedness remains outstanding under the Credit Facility, and a cross-default provision to establish that an event of default under the Purchase Agreement also constituted an event of default under the credit facility.

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

In October 2016, we entered into the Collaboration Agreement with Regeneron.  If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25.0 million, which cap may be increased by up to $5.0 million under certain circumstances. We have not included in the table above any payments to Regeneron under this Collaboration Agreement as the timing of such payments are not known.  Regeneron will be responsible for funding an initial preclinical tolerability study, which Regeneron initiated in early 2018. We do not expect our funding requirements under our collaboration with Regeneron to be material over the next twelve months. If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates.

In February 2019, we entered into a note purchase agreement, or the Purchase Agreement, with Cap 1 LLC, an affiliate of Summer Road LLC, or the Purchaser, to issue and sell to the Purchaser unsecured senior subordinated convertible notes, or the Notes, in the original aggregate principal amount of $37.5 million.  In accordance with the Purchase Agreement, each Note accrues interest at a rate of 6% of its outstanding principal amount per annum, payable at maturity.  The maturity date of each Note is March 1, 2026, unless earlier converted, repurchased or redeemed as described below.

Holders may, subject to certain conditions, convert all or part of the outstanding principal amount of their Notes into shares of our common stock, provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock.  The conversion rate for the Notes will initially be 153.8462 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $6.50 per share. The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes our capitalization. At our election, we may choose to make such conversion payment in cash, in shares of common stock, or in a combination thereof.  Upon any conversion of any Note, we are obligated to make a cash payment to the holder of such Note for any interest accrued but unpaid on the principal amount converted.  Upon the occurrence of a Corporate Transaction (as defined in the Notes), the holder of a Note is entitled, at such holder’s option, to convert all of the outstanding principal amount of the Note in accordance with the foregoing and receive an additional, “make-whole” cash payment in accordance with a table set forth in each Note.

Upon the occurrence of a Corporate Transaction, each holder of a Note has the option to require us to repurchase all or part of the outstanding principal amount of such Note at a repurchase price equal to 100% of the outstanding principal amount of the Note to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

On or after March 1, 2022, if the last reported sale price of the common stock has been at least 130% of the conversion rate then in effect for twenty of the preceding thirty trading days (including the last trading day of such period), we are entitled, at our option, to redeem all or part of the outstanding principal amount of the Notes, on a pro rata basis, at an optional redemption price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the optional redemption date.

The Purchase Agreement contains customary representations and warranties by us and the Purchaser.  The Purchase Agreement does not include any financial covenants.  Our obligations under the Purchase Agreement and the Notes are subject to acceleration upon the occurrence of specified events of default, including a default or breach of certain contracts material to us and the delisting and deregistration of our common stock.

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

Recently Issued Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 – Summary of Significant Accounting Policies to the current period’s consolidated financial statements.

Item  7A.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had cash and cash equivalents of $54.1 million, which consisted of money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item  8.Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-28 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

As an “emerging growth company,” as defined in the JOBS Act, our independent registered accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item  10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Bruce Peacock is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the Nasdaq Global Market.

Item 11.Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item  14.Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item  15.Exhibits, Financial Statement Schedules

The following financial statements are filed as part of this Annual Report on Form 10-K:

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or because the information is otherwise included in our consolidated financial statements or notes thereto.

The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately following our consolidated financial statements. The Exhibit Index is incorporated herein by reference.

Item  16.Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36554	7/30/2014	3.1

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36554	7/30/2014	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-196932	7/11/2014	4.1

4.2	Registration Rights Agreement, dated as of March 1, 2019, by and among the Registrant and the Purchasers identified therein					X

10.1+	2006 Stock Incentive Plan, as amended	S-1	333-196932	6/20/2014	10.1

10.2+	Form of Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.2

10.3+	Form of Restricted Stock Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.3

10.4+	2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.4

10.5+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.5

10.6+	Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.6

10.7+	Form of Restricted Stock Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.7

10.8†	Amended and Restated License Agreement, dated January 27, 2012, between the Registrant and Incept LLC	S-1	333-196932	6/20/2014	10.8

10.9	Lease Agreement dated September 2, 2009, by and between the Registrant and RAR2-Crosby Corporate Center QRS, Inc., as amended.	S-1	333-196932	6/20/2014	10.9

10.10+	2014 Employee Stock Purchase Plan	S-1/A	333-196932	7/11/2014	10.10

10.11	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-196932	6/20/2014	10.12

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.12+	Amended and Restated Employment Agreement, dated June 24, 2014, by and between the Registrant and Amarpreet S. Sawhney, Ph.D.	S-1/A	333-196932	7/11/2014	10.13

10.13	Lease Agreement dated June 17, 2016 between the WS NF 15 Crosby Drive, LLC and the Registrant	10-Q	001-36554	8/9/2016	10.1

10.14†	Collaboration, Option and License Agreement between the Registrant and Regeneron Pharmaceuticals, Inc. dated October 10, 2016	10-Q	001-36554	11/9/2016	10.1

10.15	Controlled Equity Offering Sales Agreement, dated November 29, 2016, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	001-36554	11/30/2016	1.1

10.16	Second Amended and Restated Credit and Security Agreement, dated March 7, 2017, by and among MidCap Financial Trust, the Registrant and the Lenders listed therein	10-Q	001-36554	5/5/2017	10.1

10.17+	Amendment to Employment Agreement, by and between the Registrant and Amarpreet S. Sawhney, dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.1

10.18+	Employment Agreement, by and between the Registrant and Antony C. Mattessich, dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.2

10.19+	Non-Statutory Stock Option Agreement, by and between the Registrant and Antony C. Mattessich dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.3

10.20+	Transition, Separation and Release of Claims Agreement by and between the Registrant and Eric Ankerud, dated as of July 31, 2017	8-K	001-36554	8/3/2017	10.1

10.21	Consulting Agreement by and between the Registrant and Anchor Biotech Consulting, LLC dated as of July 31, 2017	8-K	001-36554	8/3/2017	10.2

10.22+	Employment Agreement, by and between the Registrant and Donald Notman, dated as of September 25, 2017	8-K	001-36554	9/25/2017	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.23	Second Amendment to Lease, by and between the Registrant and CCC Investors LLC, dated October 10, 2017	8-K	001-36554	10/16/2017	10.1

10.24+	Transition, Separation and Release of Claims Agreement by and between the Registrant and James Fortune, dated as of October 13, 2017	8-K	001-36554	10/13/2017	10.1

10.25+	Employment Agreement, by and between the Registrant and Daniel Bollag, dated as of July 31, 2017	10-K	001-36554	3/8/2018	10.29

10.26+	Employment Agreement, by and between the Registrant and Michael Goldstein, dated as of September 25, 2017	10-K	001-36554	3/8/2018	10.30

10.27+	Employment Agreement, by and between the Registrant and Kevin Hanley, dated as of January 5, 2018	10-K	001-36554	3/8/2018	10.31

10.28+	Second Amendment to Employment Agreement, by and between the Registrant and Amarpreet S. Sawhney, dated August 6, 2018	10-Q	001-36554	8/7/2018	10.1

10.29†	Second Amended and Restated License Agreement, dated September 13, 2018, by and between the Registrant and Incept LLC	8-K	001-36554	9/19/2018	10.1

10.30	Third Amended and Restated Credit and Security Agreement dated December 21, 2018 by and among MidCap Financial Trust, as administrative agent, the Registrant, and the Lenders listed therein	8-K	001-36554	12/28/2018	10.1

10.31	First Amendment to Third Amended and Restated Credit and Security Agreement, dated as of February 21, 2019, by and among the Registrant, MidCap Financial Trust, as administrative agent, and the Lenders listed therein	8-K	001-36554	2/22/2019	10.3

10.32	Subordination Agreement, dated as of February 21, 2019, by and among the Registrant, MidCap Financial Trust, as administrative agent, and the Lenders listed therein	8-K	001-36554	2/22/2019	10.4

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.33	Note Purchase Agreement (including Form of Senior Subordinated Convertible Note), dated as of February 21, 2019, by and among the Registrant and the Purchasers listed therein	8-K	001-36554	2/22/2019	10.1

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

Date: March 7, 2019

Onald
OCULAR THERAPEUTIX, INC.

	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antony Mattessich	President and Chief Executive Officer
Antony Mattessich	(Principal Executive Officer)	March 7, 2019

/s/ Donald Notman	Chief Financial Officer	March 7, 2019
Donald Notman	(Principal Financial and Accounting Officer)

/s/ Amarpreet Sawhney, Ph.D.	Chairman of the Board	March 7, 2019
Amarpreet Sawhney, Ph.D

/s/ Jaswinder Chadha	Director	March 7, 2019
Jaswinder Chadha

/s/ Jeffrey S. Heier, M.D.	Director	March 7, 2019
Jeffrey S. Heier, M.D.

/s/ Richard L. Lindstrom, M.D.	Director	March 7, 2019
Richard L. Lindstrom, M.D.

/s/ William James O’Shea	Director	March 7, 2019
William James O’Shea

/s/ Bruce A. Peacock	Director	March 7, 2019
Bruce A. Peacock

/s/ Charles Warden	Director	March 7, 2019
Charles Warden

OCULAR THERAPEUTIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ocular Therapeutix, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocular Therapeutix, Inc. and its subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations since its inception, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 7, 2019

We have served as the Company’s auditor since 2008.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$54,062	$41,538
Accounts receivable	201	226
Inventory	217	122
Prepaid expenses and other current assets	1,713	1,453
Total current assets	56,193	43,339
Property and equipment, net	10,236	10,478
Restricted cash	6,614	1,614
Total assets	$73,043	$55,431
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,965	$3,571
Accrued expenses and deferred rent	6,194	4,310
Notes payable, net of discount, current	—	5,545
Total current liabilities	9,159	13,426
Deferred rent, long-term	3,221	3,387
Notes payable, net of discount, long-term	24,788	12,471
Total liabilities	37,168	29,284
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized and 41,518,091 and 29,658,202 shares issued and outstanding at December 31, 2018 and December 31, 2017	4	3
Additional paid-in capital	333,114	263,409
Accumulated deficit	(297,243)	(237,265)
Total stockholders’ equity	35,875	26,147
Total liabilities and stockholders’ equity	$73,043	$55,431

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Product revenue	$1,990	$1,923	$1,845
Collaboration revenue	—	—	42
Total revenue	1,990	1,923	1,887
Costs and operating expenses:
Cost of product revenue	465	457	443
Research and development	36,915	30,880	27,065
Selling and marketing	4,942	17,000	6,701
General and administrative	18,786	15,509	11,004
Total costs and operating expenses	61,108	63,846	45,213
Loss from operations	(59,118)	(61,923)	(43,326)
Other income (expense):
Interest income	879	424	304
Interest expense	(1,739)	(1,892)	(1,680)
Other income (expense), net	—	5	(1)
Total other expense, net	(860)	(1,463)	(1,377)
Net loss	$(59,978)	$(63,386)	$(44,703)
Net loss per share, basic and diluted	$(1.57)	$(2.20)	$(1.80)
Weighted average common shares outstanding, basic and diluted	38,115,142	28,818,196	24,816,348
Comprehensive loss:
Net loss	$(59,978)	$(63,386)	$(44,703)
Other comprehensive loss:
Unrealized gain on marketable securities	—	5	63
Total other comprehensive income	—	5	63
Total comprehensive loss	$(59,978)	$(63,381)	$(44,640)

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated	Total
					Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Par Value	Capital	Deficit	Loss	(Deficit)
Balances at December 31, 2015	—	$—	24,750,281	$2	$218,830	$(129,176)	$(68)	$89,588
Issuance of common stock upon exercise of stock options	—	—	105,114	—	199	—	—	199
Issuance of common stock in connection with employee stock purchase plan	—	—	66,628	—	278	—	—	278
Issuance of common stock upon public offering, net of issuance costs	—	—	102,077	1	626	—	—	627
Unrealized loss on marketable securities	—	—	—	—	—	—	63	63
Stock-based compensation expense	—	—	—	—	5,956	—	—	5,956
Net loss	—	—	—	—	—	(44,703)	—	(44,703)
Balances at December 31, 2016	—	—	25,024,100	3	225,889	(173,879)	(5)	52,008
Issuance of common stock upon exercise of stock options	—	—	220,520	—	685	—	—	685
Issuance of common stock in connection with employee stock purchase plan	—	—	53,662	—	276	—	—	276
Issuance of common stock upon public offering, net of issuance costs	—	—	4,359,920	—	29,238	—	—	29,238
Unrealized gain on marketable securities	—	—	—	—	—	—	5	5
Stock-based compensation expense	—	—	—	—	7,321	—	—	7,321
Net loss	—	—	—	—	—	(63,386)	—	(63,386)
Balances at December 31, 2017	—	—	29,658,202	3	263,409	(237,265)	—	26,147
Issuance of common stock upon exercise of stock options	—	—	182,261	—	397	—	—	397
Issuance of common stock in connection with employee stock purchase plan	—	—	81,455	—	297	—	—	297
Issuance of common stock upon public offering, net of issuance costs	—	—	11,596,173	1	61,528	—	—	61,529
Stock-based compensation expense	—	—	—	—	7,483	—	—	7,483
Net loss	—	—	—	—	—	(59,978)	—	(59,978)
Balances at December 31, 2018	—	$—	41,518,091	$4	$333,114	$(297,243)	$—	$35,875

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2018	2017	2016
Cash flows from operating activities:
Net loss	$(59,978)	$(63,386)	$(44,703)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,483	7,321	5,956
Non-cash interest expense	397	408	371
Depreciation and amortization expense	2,286	1,625	881
(Gain)/loss on disposal of property and equipment	—	(5)	1,269
Purchase of premium on marketable securities	—	(3)	(37)
Amortization of premium on marketable securities	—	17	186
Changes in operating assets and liabilities:
Accounts receivable	25	24	(57)
Prepaid expenses and other current assets	(260)	45	924
Inventory	(95)	(9)	21
Accounts payable	(796)	932	(159)
Accrued expenses and deferred rent	1,711	2,558	1,389
Deferred revenue	—	—	(42)
Net cash used in operating activities	(49,227)	(50,473)	(34,001)
Cash flows from investing activities:
Purchases of property and equipment	(1,889)	(8,252)	(1,919)
Proceeds from sale of property and equipment	—	5	2
Purchases of marketable securities	—	(3,000)	(41,699)
Proceeds from maturities of marketable securities	—	38,200	80,684
Net cash (used in) provided by investing activities	(1,889)	26,953	37,068
Cash flows from financing activities:
Proceeds from issuance of notes payable	12,032	3,700	—
Proceeds from exercise of stock options	397	685	199
Proceeds from issuance of common stock pursuant to employee stock purchase plan	297	276	278
Proceeds from issuance of common stock offering, net	61,571	29,238	627
Payments of insurance costs financed by a third party	—	(591)	(519)
Repayment of notes payable	(5,657)	(1,300)	—
Net cash provided by financing activities	68,640	32,008	585
Net increase in cash, cash equivalents and restricted cash	17,524	8,488	3,652
Cash, cash equivalents and restricted cash at beginning of period	43,152	34,664	31,012
Cash, cash equivalents and restricted cash at end of period	$60,676	$43,152	$34,664
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,515	$1,461	$1,301
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$155	$538	$451
Insurance premium financed by a third party	$—	$—	$722
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$42	$108	$—

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary, bioresorbable hydrogel platform technology. The Company’s product pipeline candidates are provide differentiated drug delivery solutions that reduce the complexity and burden of the current standard of care by creating local programmed-release alternatives. Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of its products and product candidates and building the initial sales and marketing infrastructure for the commercialization of the Company’s approved products and product candidates.

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

As of December 31, 2018, the Company’s lead product candidate DEXTENZA (dexamethasone insert) 0.4mg, has been approved by the FDA and the other product candidates are in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations, including to support the planned commercial launch of DEXTENZA.

The Company believes that its existing cash and cash equivalents at December 31, 2018 along with the net proceeds of $37,100 from the issuance of convertible notes payable issued in March 2019 (Note 19) and the $4,967 net proceeds obtained from the issuance of common stock in January and February 2019 (Note 19), will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements into early 2020.

Management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these consolidated financial statements. The Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of December 31, 2018, the Company had an accumulated deficit of $297,243.

While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards and therefore, were not considered in management’s assessment of the Company’s ability to continue as a going concern. The Company expects to seek additional funds through equity or debt financings. If the Company is unable to obtain other financing, the Company would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company.  The actions necessary to reduce spending to a level that mitigates the factors described above are not considered probable, as defined in the accounting standards and therefore were not considered in management’s assessment of the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, including clinical trials, and the valuation of common stock and stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of ninety days or less at date of purchase to be cash equivalents. Cash equivalents, which primarily consist of money market accounts, are stated at fair value.

Revenue Recognition

On January 1, 2018, the Company adopted the new revenue standard, Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers,  which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The Company’s adoption of the new revenue standard did not have a material impact on its consolidated financial statements. This new revenue standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The new revenue standard provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of the new revenue standard, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.  The Company only applies the five-step model to contracts when collectability of the consideration to which the Company is entitled in exchange for the goods or services the Company transfers to the customer is determined to be probable.  At contract inception, once the contract is determined to be within the scope of the new revenue standard, the Company assess whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation.  Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. The Company then allocates the transaction price (the amount of consideration the Company expects to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied.

Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less or the amount is immaterial. At December 31, 2018, the Company had not capitalized any costs to obtain any of our contracts.

The Company recognizes revenue on product sales at the time control of the product transfers to the customer. In substantially all of the Company’s arrangements, title of its products transfers at shipping point and, as a result, the Company determined control transfers at the point of shipment. In more limited cases, there are destination-based shipping terms and, thus, control is deemed to transfer when the product arrives at the customer site. Incremental costs of obtaining a contract are expensed as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less. Shipping and handling costs are included as a component of cost of product revenue.

Payment terms and conditions vary among the Company’s customers, although terms generally include a requirement of payment within 30 days of product shipment. Prior to providing payment terms to customers, an evaluation of the customer’s credit risk is performed. Returns and customer credits are infrequent and insignificant and are recorded as a reduction to sales. Rights of return are not included in sales arrangements and, therefore, there is minimal variable consideration included in the transaction price of our products.

Inventory Valuation

Inventory is valued at the lower of cost or net realizable value, determined by the first-in, first-out (“FIFO”) method.

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

Inventory consisted of the following:

	December 31,
	2018	2017
Raw materials	$112	$68
Work-in-process	33	37
Finished goods	72	17
	$217	$122

Restricted Cash

As of December 31, 2018 and 2017, the Company held restricted cash of $6,614 and $1,614, respectively, on its consolidated balance sheet.  The Company held restricted cash as security deposits for the lease of its manufacturing space and corporate headquarters (Note 13). In 2018, restricted cash increased due to a financial covenant associated with the 2018 Amended Credit Facility which restricts the Company's withdrawal or usage of $5,000.

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

The Company’s cash equivalents are carried at fair value determined according to the fair value hierarchy described above (Note 3). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities. At December 31, 2018 and 2017, the carrying value of the Company’s outstanding notes payable (Note 7) approximates fair value based on the interest rate for the borrowings outstanding.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. The Company has had no impairment triggers of long-lived assets.

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

The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on advancing its bioresorbable hydrogel product candidates for the programed-release delivery of therapeutic agents, specifically for ophthalmology. All tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2017 and 2016, other comprehensive loss consisted of unrealized gains (losses) from marketable securities.  For the years ended December 31, 2018, there were no items that gave rise to other comprehensive loss and therefore, was no difference between net loss and comprehensive loss.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options, unvested restricted common stock, common stock warrants. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, common stock warrants and unvested restricted common stock.

Restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016.

Deferred Offering Costs

The Company capitalizes certain legal and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated.  After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering.  Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expense in the consolidated statements of operations and comprehensive loss.  There were no deferred offering costs at December 31, 2018.  Deferred offering costs amounted to $108 at December 31, 2017 and are capitalized in prepaid expenses and other current assets.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”).  ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The amendments in this update became effective for the first interim period within annual reporting periods beginning after December 15, 2016.  The Company adopted ASU 2016-09 on January 1, 2017 and continues to estimate forfeitures at each period.  The adoption of ASU 2016-09 did not have a material impact to the consolidated financial statements.

The Company adopted the New Revenue Standard on January 1, 2018 using the modified retrospective method.  The adoption of the New Revenue Standard did not have a material impact on its consolidated financial statements. Under the New Revenue Standard, the Company recognizes revenue when the customer obtains control of the good in an amount that reflects the consideration which the Company expects to receive in exchange for those goods.  The Company only applies the New Revenue Standard to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods transferred to the customer.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 is intended to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications.  The Company adopted ASU 2016-15 effective January 1, 2018 and its adoption did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash” (“ASU 2016-18”).  ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total amounts shown on the statement of cash flows.  The Company adopted ASU 2016-18 effective January 1, 2018 and has reflected the adoption retrospectively to all periods presented. The Company’s statements of cash flows includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	December 31,	December 31,	December 31,
	2018	2017	2016
Cash and cash equivalents	$54,062	$41,538	$32,936
Restricted cash	6,614	1,614	1,728
Total cash, cash equivalents and restricted cash as shown on the statement of cash flow	$60,676	$43,152	$34,664

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The new standard is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in the ASU prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 effective January 1, 2018 and its adoption did not have a material impact on the Company’s consolidated financial statements. The adoption of ASU 2017-09 will have an impact on the accounting for the modification of stock-based awards, if any, to the extent stock-based awards are modified.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842) (“ASU 2016-02”).  ASU 2016-02 requires lessees to recognize most leases on the balance sheet.  This is expected to increase both reported assets and liabilities.  The new lease standard does not substantially change lessor accounting.  The Company adopted the new leasing standard on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. The Company elected to apply the package of practical expedients which allows entities not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. Additionally, the Company elected not to separate lease and non-lease components. The Company’s primary operating leases represent the lease of its corporate headquarters at 15 Crosby and a lease for additional space at 36 Crosby, both in Bedford, Massachusetts.  Upon adoption of the new leasing standard, the Company expects to recognize a lease liability of approximately $9,000 and a related right-of-use asset of approximately $6,000 on its consolidated balance sheet with the difference being due to the elimination of previously reported lease incentive obligations and deferred rent. The impact of adoption of the new leasing standards will have an immaterial impact to the Company’s consolidated statements of operations and comprehensive loss and cash flows.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$50,906	$—	$50,906
Total	$—	$50,906	$—	$50,906

	Fair Value Measurements as of
	December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$40,386	$—	$40,386
Total	$—	$40,386	$—	$40,386

During the years ended December 31, 2018, 2017 and 2016, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2018	2017
Equipment	$7,917	$6,183
Leasehold improvements	8,675	8,553
Furniture and fixtures	760	740
Software	180	118
Construction in progress	331	225
	17,863	15,819
Less: Accumulated depreciation	(7,627)	(5,341)
	$10,236	$10,478

Depreciation expense was $2,286, $1,625 and $881 for the years ended December 31, 2018, 2017 and 2016, respectively.

For the year ended December 31, 2016, the Company wrote off $1,263 of manufacturing equipment that was included in construction in progress at December 31, 2015.

5. Accrued Expenses and Deferred Rent

Accrued expenses consisted of the following:

	December 31,	December 31,
	2018	2017
Accrued payroll and related expenses	$3,558	$2,936
Accrued rent	267	267
Accrued professional fees	1,393	534
Accrued research and development expenses	380	217
Accrued other	596	356
	$6,194	$4,310

6. Collaboration and Feasibility Agreements

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

Under the terms of the Collaboration Agreement, Regeneron has agreed to pay the Company $10,000 upon the exercise of the Option. In December 2017, the Company delivered to Regeneron the final formulation for Regeneron’s initial preclinical tolerability study. Although the Company is engaged in ongoing discussions with Regeneron, Regeneron has not informed the Company of its decision to exercise the Option.  Pending a decision from Regeneron, the Company is not actively pursuing further formulation development or other preclinical testing under the Collaboration Agreement.  The Company is also eligible to receive up to $145,000 per Licensed Product upon the achievement of specified development and regulatory milestones, $100,000 per Licensed Product upon first commercial sale of such Licensed Product and up to $50,000 based on the achievement of specified sales milestones for all Licensed Products. In addition, the Company is entitled to tiered, escalating royalties, in a range from a high-single digit to a low-to-mid teen percentage of net sales of Licensed Products.

7. Notes Payable

The Company entered into a credit and security agreement in 2014 (the “2014 Credit Facility”) which most recently was amended in March 2017 and in December 2018 has a total borrowing capacity of $25,000 which has been fully drawn down.

In March 2017, the Company amended (the “2017 Amended Credit Facility”) the terms of its debt with existing lenders for total indebtedness of $18,000, which was used primarily to pay-off outstanding balances as of the closing date. The interest only period was extended through February 1, 2018.  The Company was obligated to make interest-only payments under the 2017 Amended Credit Facility until February 1, 2018.  Thereafter, it was required to make monthly principal and interest payments through December 1, 2020.  Amounts borrowed under the Amended Credit Facility were at LIBOR base rate, subject to 1.00% floor, plus 7.25% with an indicative interest rate of 8.25% as of the amendment date.  In addition, a final payment equal to 3.5% of amounts drawn under the Amended Credit Facility was due upon the maturity date of December 1, 2020.

In December 2018, the Company amended (the “2018 Amended Credit Facility”) the terms of its debt with existing lenders for total indebtedness of $25,000, which was used primarily to pay-off outstanding balances as of the closing date.  The Company is required to make interest-only payments under the 2018 Amended Credit Facility until December 2020. Commencing in January 2021, the Company is required to make 36 equal monthly installments of principal in the amount of $694, plus interest, through December 2023.  In the event the Company achieves certain milestones under the 2018 Amended Credit Facility, the Company has the right to extend the interest-only payments through December 21, 2021 and make 24 equal monthly installments of principal in the amount of $1,042, plus interest.  The Company has not assumed the achievement of these milestones for purposes of disclosures herein.

Amounts borrowed under the 2018 Amended Credit Facility are at LIBOR base rate, subject to 2.00% floor, plus 7.25%.  The interest rate on the date of the amendment was 9.76%.  In addition, a final payment (exit fee) equal to 3.5% of amounts drawn under the Amended Credit Facility, or $875 based on borrowings of $25,000, is due upon the maturity date of December 21, 2023.  The Company is accruing the exit fee through December 21, 2023.

The Company accounted for the 2017 and 2018 Amended Credit Facility as a modification in accordance with the guidance in ASC 470-50, Debt.  Amounts paid to the lenders were recorded as debt discount and a new effective interest rate was established.  The effective annual interest rate of the outstanding debt under the Amended Credit Facility is 13.9%.

Under the 2018 Amended Credit Facility the Company is required to maintain a minimum of $5,000 of cash on hand as a financial covenant to the borrowing arrangement, which the Company has included in long-term restricted cash in the accompanying consolidated balance sheet.  There are no other financial covenants associated with the 2018 Amended Credit Facility; however, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions.  The Company is not in violation of any of the covenants.  The obligations under the 2018 Amended Credit Facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.  The debt is collateralized by substantially all of the Company’s assets,  including its intellectual property.

Borrowings outstanding are as follows:

	December 31, 2018	December 31, 2017
Borrowings outstanding	$25,000	$18,000
Accrued exit fee	5	221
Unamortized discount	(217)	(205)
	$24,788	$18,016

As of December 31, 2018, the annual repayment requirements for the 2018 Amended Credit Facility, inclusive of interest and the final payment of $875 due at expiration, were as follows:

		Interest and
Year Ending December 31,	Principal	Final Payment	Total
2019	$—	$2,474	$2,474
2020	—	2,481	2,481
2021	8,333	2,094	10,427
2022	8,333	1,270	9,603
2023	8,334	1,319	9,653
	$25,000	$9,638	$34,638

8. Warrants

The Company has warrants for the purchase of 18,939 shares of common stock outstanding at December 31, 2018 at a weighted average exercise price of $7.92 per share and an expiration date of April 17, 2021.

9. Preferred Stock

The Amended and Restated Certificate of Incorporation authorized 5,000,000 shares of preferred stock, $0.0001 par value, all of which is undesignated and none of which are issued or outstanding at December 31, 2018.

10. Common Stock

The Amended and Restated Certificate of Incorporation authorized 100,000,000 shares of the Company’s common stock.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

In November 2016, the Company entered into a controlled equity offering sales agreement, (the “2016 Sales Agreement”) with Cantor Fitzgerald & Co., (“Cantor”), under which the Company may offer and sell its common stock having aggregate proceeds of up to $40,000 may be sold from time to time.  During the fourth quarter of 2016, the Company sold 102,077 shares of common stock under the 2016 Sales Agreement resulting in net proceeds of approximately $626 after underwriting discounts, commission and other offering expenses.  During the year ended December 31, 2017, the Company sold 788,491 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $5,977 after underwriting discounts and commissions.  During the year ended December 31, 2018, the Company sold 4,121,173 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $26,824 after underwriting discounts, commissions and expenses.  Through December 31, 2018, the Company has sold 5,011,741 shares of common stock at-the-market under the 2016 Sales Agreement, resulting in net proceeds of approximately $33,427 after underwriting discounts, commissions and expenses.

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

As of December 31, 2018, the Company had reserved 7,232,523 shares of common stock for the exercise of outstanding stock options and the number of shares remaining available for grant under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”), the number of shares available for issuance under the 2014 Employee Stock Purchase Plan (Note 11), and the outstanding warrants to purchase common stock (Note 8).

11. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2014 Plan was 1,336,907 shares of common stock, which was increased to 2,126,907 on January 1, 2015. The number of shares reserved for issuance may be increased by the number of shares under the 2006 Stock Option Plan (the “2006 Plan”) that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2018, the number of shares available for issuance under the 2014 Plan increased by 1,186,328. As of December 31, 2018, 1,581,243 shares remained available for issuance under the 2014 Plan.

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

2014 Employee Stock Purchase Plan

The Company’s has a 2014 Employee Stock Purchase Plan (the “ESPP”) with a total of 207,402 shares of common stock reserved for issuance under this plan which increased to 232,402 shares of common stock on January 1, 2015. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2018, the number of shares available for issuance under the 2014 Plan increased by 148,291. As of December 31, 2018, 401,510 shares of common stock remain available for issuance.

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

As of December 31, 2018, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 7,917 shares of common stock.

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended
	December 31,
	2018	2017	2016
Risk-free interest rate	2.65%	2.00%	1.42%
Expected term (in years)	6	6	6
Expected volatility	102%	102%	85%
Expected dividend yield	—%	—%	—%

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Issuable	Exercise	Contractual	Intrinsic
	Under Options	Price	Term	Value
			(In years)
Outstanding as of December 31, 2017	4,002,374	$10.08	7.2	$1,222
Granted	1,883,157	5.59
Exercised	(182,261)	2.18
Forfeited	(472,439)	10.83
Outstanding as of December 31, 2018	5,230,831	$8.67	7.5	$654
Options vested and expected to vest as of December 31, 2018	4,954,183	$8.82	7.4	$654
Options exercisable as of December 31, 2018	2,629,571	$10.57	6.2	$654

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $551, $408 and $575 during the years ended December 31, 2018, 2017 and 2016, respectively.

The weighted average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2018, 2017, 2016 was $4.48, $6.44 and $4.52 per share, respectively.

Restricted Common Stock

The 2006 and 2014 Plans provide for the award of restricted common stock. The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award.

The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock. There was no aggregate intrinsic value of restricted stock awards that vested during the years ended December 31, 2018, 2017 and 2016 and there was no remaining restricted shares at December 31, 2018 and 2017.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options, vesting of restricted common stock and grants of common stock in the following expense categories of its statements of operations:

	Year Ended December 31,

	2018	2017	2016
Research and development	$2,557	$2,584	$1,900
Selling and marketing	449	633	490
General and administrative	4,477	4,104	3,566
	$7,483	$7,321	$5,956

As of December 31, 2018, the Company had an aggregate of $11,486 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.5 years.

12. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss attributable to common stockholders	$(59,978)	$(63,386)	$(44,703)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,115,142	28,818,196	24,816,348
Net loss per share attributable to common stockholders, basic and diluted	$(1.57)	$(2.20)	$(1.80)

The Company excluded the following common stock equivalents, outstanding as of December 31, 2018, 2017, and 2016, from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016 because they had an anti-dilutive impact due to the net loss incurred for the periods.

	December 31,
	2018	2017	2016
Options to purchase common stock	5,230,831	4,002,374	3,091,480
Warrants for the purchase of common stock	18,939	18,939	18,939
	5,249,770	4,021,313	3,110,419

13. Commitments and Contingencies

Leases

The Company leases office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under non-cancelable operating leases that expire in July 2023 and July 2027.

Future minimum lease payments for its operating leases as of December 31, 2018 are as follows:

Year Ending December 31,
2019	1,809
2020	1,850
2021	1,886
2022	1,936
2023	1,730
Thereafter	5,224
Total	$14,435

In October 2017, the Company and CCC Investors LLC (the “Landlord”) entered into an amendment (the “Second Amendment”) to a lease agreement for the Company’s laboratory and manufacturing space located at 34 Crosby Drive and 36 Crosby Drive, each in Bedford, Massachusetts. The Second Amendment amends the original lease agreement and extends the term of the Lease for 36 Crosby Drive from June 30, 2018 to July 31, 2023.  Further, the Second Amendment acknowledges that the Company has previously vacated and surrendered, and the Lease has expired with regards to, 34 Crosby Drive, which reduces the Company’s required security deposit under the Lease from $228 to $114.  Under the Second Amendment, the annual base rent for 36 Crosby Drive shall be approximately $524 until June 30, 2018, was $0 from July 1, 2018 to July 31, 2018, and shall be approximately $544 from August 1, 2018 to July 31, 2019.  The annual base rent shall increase annually thereafter.  The Second Amendment also provides the Company a one-time option to terminate the Lease on July 31, 2021, upon the Company’s delivery to the Landlord on or before July 31, 2020 of a termination notice and the payment to the Landlord of a termination fee of approximately $273.

In June 2016, the Company entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space in Bedford, Massachusetts. The lease term commenced on February 1, 2017 and will expire on July 31, 2027. The Company relocated its corporate headquarters to the new leased premises during June 2017 and is evaluating the potential relocation of its manufacturing operations to the new leased premises.  No base rent was due under the lease until August 1, 2017. The initial annual base rent is approximately $1,200 and will increase annually beginning on February 1 of each year. The Company is obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises. The Company posted a customary letter of credit in the amount of approximately $1,500 as a security deposit.  The lease agreement allows for a landlord provided construction allowance not to exceed approximately $2,800 to be applied to the total construction costs of the new leased premises. The construction allowance was to be used on or before December 31, 2017, or it would be deemed forfeited with no further obligation by the landlord of the new leased premises. As of December 31, 2017, the Company has billed the landlord for $2,725 and received payments of $2,656 from the landlord.  The Company forfeited $0.1 million under the construction allowance.  Build out costs being reimbursed under the tenant improvement allowance have been recorded as deferred rent and will be amortized as a deduction to rent expense over the lease term.

The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid.  During the years ended December 31, 2018, 2017 and 2016, the Company recognized $1,788,  $1,733 and $1,084, respectively, of rental expense, related to its office, laboratory and manufacturing space and office equipment.

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 16) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through December 31, 2018, royalties paid under this agreement related to product sales were $214.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2018.

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

Collaboration Agreement

On October 10, 2016, the Company entered into a Collaboration Agreement with Regeneron (Note 6).  If the Option to enter into an exclusive worldwide license is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances, the timing of such payments are not known.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions. Through December 31, 2018, the Option has not been exercised and no payments have been made to Regeneron.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased the Company’s common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs’ filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018.  The court held oral argument on the motion to dismiss on February 6, 2019 and took the matter under advisement.

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

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company’s deferred tax assets and liabilities was offset by a corresponding change in the valuation allowance for the year ended December 31, 2017. As a result, there was no impact to the Company’s consolidated statements of operations and comprehensive loss as a result of the reduction in tax rates. The other provisions of the TCJA did not have a material impact on the Company’s consolidated financial statements. The Company’s final determination of the TCJA impact and the remeasurement of its deferred assets and liabilities was completed prior to the deadline of one year from the enactment of the TCJA.  For the year ended December 31, 2018, there were no material changes to the analysis originally performed as of December 31, 2017.

Income Taxes

During the years ended December 31, 2018, 2017 and 2016, the Company recorded no income tax benefits for the net operating losses incurred or the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	(21.0)%	(34.0)%	(34.0)%
Tax reform change	—	43.0	—
Research and development tax credits	(3.6)	(3.3)	(2.9)
State taxes, net of federal benefit	(4.5)	(3.8)	(4.8)
Stock-based compensation	1.3	2.2	1.4
Other	0.1	(0.2)	(0.6)
Change in deferred tax asset valuation allowance	27.7	(3.9)	40.9
Effective income tax rate	—%	—%	—%

Net deferred tax assets consisted of the following:

	December 31,
	2018	2017
Net operating loss carryforwards	$49,699	$33,094
Tax credit carryforwards	10,160	7,971
Capitalized start-up costs	870	1,022
Capitalized research and development expenses, net	18,418	21,869
Accrued expenses and other temporary differences	5,196	3,770
Total gross deferred tax assets	84,343	67,726
Valuation allowance	(84,343)	(67,726)
Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2018, 2017 and 2016 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research and development tax credit carryforwards offset in 2017 by a decrease in a deferred tax asset resulting from the decreased federal corporate tax rate and were as follows:

	Year Ended December 31,
	2018	2017	2016
Valuation allowance as of beginning of year	$67,726	$70,236	$51,969
Increases recorded to income tax provision	16,617	24,773	18,267
Decreases recorded to income tax provision	—	(27,283)	—
Valuation allowance as of end of year	$84,343	$67,726	$70,236

As of December 31, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of $190,555 and $161,837, respectively.  The federal and state net operating losses generated for annual periods prior to January 1, 2018 begin to expire in 2026. The Company’s federal net operating losses generated for the year ended December 31, 2018, which amounted to $64,327, can be carried forward indefinitely. As of December 31, 2018, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $7,036 and $3,611, respectively, which begin to expire in 2026 and 2025, respectively. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management considered the Company’s cumulative net losses and concluded that it is more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2018 and 2017. The valuation allowance increased by approximately $16,617 in 2018 as a result of the increase in deferred tax assets primarily related to net operating loss carryforwards. In 2017, the valuation allowance, on a net basis, decreased by approximately $2,510 due to the decrease in corporate tax rate offset by an increase in deferred tax assets related to net operating loss carryforwards.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2018 or 2017.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31, 2015 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.  As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

15. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through December 31, 2018, no contributions have been made to the plan by the Company.

16. Related Party Transactions

The Company has a license agreement with Incept to use and develop certain patent rights that it entered into in 2007. Royalties incurred and payable to Incept have not been material to date. The Company’s former President and Chief Executive Officer and current Executive Chairman and Chairman of the Company’s board of directors is a general partner of Incept.

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters.  The Company’s Senior Vice President, Technical Operations, Kevin Hanley, who joined the Company in January 2018, is married to a partner at McCarter, who has not participated in providing legal services to the Company.  The Company incurred fees for legal services rendered by McCarter of $1,019 and $42 for the year ended December 31, 2018 and 2017, respectively.  As of December 31, 2018, there was $526 recorded in accounts payable for McCarter.

In March 2016, the Company entered into a Master Services Agreement with Axtria, Inc.  (“Axtria”).  In March 2016, the Company entered into a statement of work totaling approximately $104 under which Axtria would provide certain sales and marketing analytics to the Company.  In February 2017, the Company entered into a separate statement of work totaling approximately $1,400 under which Axtria would provide data warehouse implementation, operations and maintenance support services to the Company.  Jaswinder Chadha, co-founder and CEO of Axtria, is also a member of the Company’s Board of Directors and a cousin to the Company’s Executive Chairman of the Board of Directors and former President and Chief Executive Officer.  For the years ended December 31, 2017 and 2016, payments paid to

Axtria were $864 under the 2017 statement of work and $150 under the 2016 statement of work, respectively.  As of December 31, 2017, there were no amounts due in accounts payable to Axtria.  On July 20, 2017, the Company terminated the 2017 and 2016 statements of work with Axtria.

Since 2014, the Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide legal services to the Company, including with respect to general corporate, finance, securities law, regulatory and licensing matters.  The Company’s former Chief Medical Officer, Jonathan H. Talamo, M.D., who served as Chief Medical Officer from July 2016 until his resignation in June 2017, is married to a partner at WilmerHale, who has not participated in providing legal services to the Company.  The Company incurred fees for legal services rendered by WilmerHale of $1,368 and $874 for the year ended December 31, 2017 and 2016, respectively.  As of December 31, 2017, there was $194, recorded in accounts payable for WilmerHale. As of December 31, 2017, there was $80, recorded in accrued expenses for WilmerHale.

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
$2,506

The following table summarizes the restructuring and other costs reserve for the periods indicated:

Year Ended
December 31, 2018
Restructuring and other costs at December 31, 2017	$960
Amounts paid during the period	(960)
Restructuring and other costs at December 31, 2018	$—

18. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	Mar 31,	Dec. 31,	Sept. 30,	June 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
Statements of Operations Data:
Product revenue	$504	$498	$648	$340	$487	$523	$438	$475
Revenue	504	498	648	340	487	523	438	475
Loss from operations	(17,283)	(14,816)	(13,564)	(13,455)	(12,716)	(15,196)	(18,339)	(15,672)
Net loss	(17,399)	(15,010)	(13,804)	(13,765)	(13,102)	(15,567)	(18,694)	(16,023)
Basic and diluted net loss per common share	$(0.42)	$(0.38)	$(0.37)	$(0.40)	$(0.44)	$(0.54)	$(0.64)	$(0.58)

19. Subsequent Events

The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2019, the number of shares available for issuance under the 2014 Plan increased by 1,659,218.

The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2019, the number of shares available for issuance under the ESPP increased by 207,402.

The Company sold an additional 1,318,481 shares of common stock between January 1, 2019 and February 22, 2019, at-the-market under the 2016 Sales Agreement discussed in Note 10, resulting in net proceeds of approximately $4,967 after underwriting discounts, commissions and expenses.  As of February 25, 2019, the Company had nothing remaining available for future sale under the 2016 Sales Agreement. On February 28, 2019, pursuant to the 2016 Sales Agreement, the Company delivered a termination notice to Cantor, terminating the 2016 Sales Agreement.

Private Placement of Convertible Debt

In March 2019, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), with Cap 1 LLC, (the “Purchaser”) an affiliate of Summer Road LLC, to issue and sell to the Purchaser unsecured senior subordinated convertible notes, (“the Notes”), in the original aggregate principal amount of $37.5 million within five business days of the Agreement Date or upon such later date as mutually agreed between the Company and the Purchaser in writing (such date, the “Closing Date”).  In accordance with the Purchase Agreement, each Note accrues interest at a rate of 6% of its outstanding principal amount per annum, payable at maturity.  The maturity date of each Note is March 1, 2026, unless earlier converted, repurchased or redeemed as described below.

Holders may, subject to certain conditions, convert all or part of the outstanding principal amount of their Notes into shares of the Company’s common stock, par value $0.0001 per share, or the Common Stock, provided that no conversion results in a holder beneficially owning more than 19.99% of the issued and outstanding Common Stock of the Company.  The conversion rate for the Notes will initially be 153.8462 shares of the Company’s common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $6.50 per share. The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to the Company’s capitalization. At its election, the Company may choose to make such conversion payment in cash, in shares of Common Stock, or in a combination thereof.  Upon any conversion of any Note, the Company is obligated to make a cash payment to the holder of such Note for any interest accrued but unpaid on the principal amount converted.  Upon the occurrence of a Corporate Transaction (as defined in the Notes), the holder of a Note is entitled, at such holder’s option, to convert all of the outstanding principal amount of the Note in accordance with the foregoing and receive an additional, “make-whole” cash payment in accordance with a table set forth in each Note.

Upon the occurrence of a Corporate Transaction, each holder of a Note has the option to require the Company to repurchase all or part of the outstanding principal amount of such Note at a repurchase price equal to 100% of the outstanding principal amount of the Note to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

On or after March 1, 2022, if the last reported sale price of the Common Stock has been at least 130% of the conversion rate then in effect for twenty of the preceding thirty trading days (including the last trading day of such period), the Company is entitled, at its option, to redeem all or part of the outstanding principal amount of the Notes, on a pro rata basis, at an optional redemption price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the optional redemption date.

The Purchase Agreement contains customary representations and warranties by the Company and the Purchaser.  The Purchase Agreement does not include any financial covenants.  The Company’s obligations under the Purchase Agreement and the Notes are subject to acceleration upon the occurrence of specified events of default, including a default or breach of certain contracts material to the Company and the delisting and deregistration of the Common Stock.

In connection with the execution of the Purchase Agreement and the issuance and sale of the Notes thereunder, the Company and the Purchaser have agreed to enter into a registration rights agreement on the Closing Date, (the “Registration Rights Agreement”).  Under the terms of the Registration Rights Agreement and subject to specified exceptions, the Company will be obligated to use commercially reasonable efforts, at its expense, to file a resale registration statement (the “Registration Statement”) with the SEC to register the Common Stock underlying the Notes within 30 days of the Closing Date and to have the SEC declare the Registration Statement effective within 90 days of the Closing Date. The Company will be further obligated to use commercially reasonable efforts to cause the Registration Statement to remain continuously effective until the earlier of the dates when all securities registrable under the Registration Rights Agreement (i) have been sold or (ii) may be sold without restriction, subject to certain conditions, pursuant to Rule 144 promulgated under the Securities Act of 1993, as amended.

Amendment to Existing 2018 Amended Credit Facility

In accordance with the 2018 Amended Credit Facility, in connection with the Company’s desire to enter into the Purchase Agreement and issue and sell the Notes thereunder, the Company, MidCap, and the Senior Lenders entered into an amendment to the 2018 Amended Credit Facility (“Subsequent Amendment”) on February 21, 2019 (the “Agreement Date”).  The Subsequent Amendment added to the 2018 Amended Credit Facility, among other provisions, a negative covenant restricting the Company from paying the holders of the Notes ahead in priority to the Senior Lenders, for so long as indebtedness remains outstanding under the Credit Facility, and a cross-default provision to establish that an event of default under the Purchase Agreement also constituted an event of default under the Credit Agreement.

Subordination Agreement

In connection with the execution of the Subsequent Amendment, the Company; Cap 1, for itself and on behalf of any future holder of the Notes, or collectively, the Subordinated Creditors; and MidCap, as agent for the Senior Lenders, entered a subordination agreement on the Agreement Date (the “Subordination Agreement”).  Under the terms of the Subordination Agreement, as an inducement to the Senior Lenders to permit the issuance and sale of the Notes, the Senior Lenders and the Subordinated Creditors agreed that the Notes are subordinate to the Credit Facility and that any and all payments to the holders of the Notes are subject to the payment in full of the Credit Facility.  Until the Credit Facility is paid in full, as defined in the Subordination Agreement, the Subordinated Creditors agree not to take any enforcement action, as defined in the Subordination Agreement, with respect to all or any portion of the Notes, without the prior written consent of the agent for the Senior Lenders.