Form 10-Q
period 2019-03-31
OCULAR THERAPEUTIX, INC
filed 2019-05-10
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.0001 par value per share	OCUL	The Nasdaq Global Select Market

As of May 1, 2019, there were 42,836,978 shares of Common Stock, $0.0001 par value per share, outstanding.

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

•

the preclinical and clinical development of our intravitreal depot with protein-based or small molecule drugs, including tyrosine kinase inhibitors, for the treatment of wet AMD and other retinal diseases;

•

our strategic collaboration, option and license agreement with Regeneron Pharmaceuticals, Inc. under which we are collaborating on the development of an extended-delivery formulation of the vascular endothelial growth factor, trap aflibercept, currently marketed under the brand name Eylea, for the treatment of wet AMD, and other serious retinal diseases;

•

our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts, with respect to DEXTENZA, ReSure Sealant and any additional products for which we may obtain marketing approval in the future;

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

•	the impact of government laws and regulations;

•	the costs and outcomes of legal actions and proceedings;

•	our ability to continue as a going concern; and

•	our competitive position.

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

Ocular Therapeutix, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$76,251	$54,062
Accounts receivable	276	201
Inventory	265	217
Prepaid expenses and other current assets	2,380	1,713
Total current assets	79,172	56,193
Property and equipment, net	10,548	10,236
Restricted cash	6,614	6,614
Operating lease assets	5,156	—
Total assets	$101,490	$73,043
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,902	$2,965
Accrued expenses and other current liabilities	4,037	6,194
Operating lease liabilities	675	—
Total current liabilities	8,614	9,159
Other liabilities	—	3,221
Operating lease liabilities, net of current portion	7,909	—
Derivative liability	11,462	—
Notes payable, net of discount	24,843	24,788
2026 convertible notes, net	23,014	—
Total liabilities	75,842	37,168
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized and 42,836,978 and 41,518,091 shares issued and outstanding at March 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	340,011	333,114
Accumulated deficit	(314,367)	(297,243)
Total stockholders’ equity	25,648	35,875
Total liabilities and stockholders’ equity	$101,490	$73,043

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Product revenue	$492	$340
Total revenue	492	340
Costs and operating expenses:
Cost of product revenue	128	80
Research and development	11,317	8,227
Selling and marketing	3,347	717
General and administrative	5,358	4,771
Total costs and operating expenses	20,150	13,795
Loss from operations	(19,658)	(13,455)
Other income (expense):
Interest income	329	176
Interest expense	(1,018)	(486)
Change in fair value of derivative liability	3,223	—
Total other income (expense), net	2,534	(310)
Net loss and comprehensive loss	$(17,124)	$(13,765)
Net loss per share, basic	$(0.41)	$(0.40)
Weighted average common shares outstanding, basic	42,251,292	34,792,848
Net loss per share, diluted	$(0.45)	$(0.40)
Weighted average common shares outstanding, diluted	44,174,369	34,792,848

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,124)	$(13,765)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,942	1,831
Non-cash interest expense	409	98
Amortization of operating lease asset	187	—
Change in fair value of derivative liability	(3,223)	—
Depreciation and amortization expense	589	565
Changes in operating assets and liabilities:
Accounts receivable	(75)	56
Prepaid expenses and other current assets	(667)	197
Inventory	(48)	(17)
Accounts payable	761	(662)
Accrued expenses and deferred rent	(1,891)	(776)
Operating lease liabilities	(246)	—
Net cash used in operating activities	(19,386)	(12,473)
Cash flows from investing activities:
Purchases of property and equipment	(725)	(381)
Net cash used in investing activities	(725)	(381)
Cash flows from financing activities:
Proceeds from issuance of 2026 convertible notes, net of issuance costs	37,345	—
Proceeds from exercise of stock options	1	266
Proceeds from issuance of common stock offering, net	4,954	34,990
Repayment of notes payable	—	(1,029)
Net cash provided by financing activities	42,300	34,227
Net increase in cash, cash equivalents and restricted cash	22,189	21,373
Cash, cash equivalents and restricted cash at beginning of period	60,676	43,152
Cash, cash equivalents and restricted cash at end of period	$82,865	$64,525
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$176	$301
Derivative liability in connection with issuance of 2026 convertible notes	$14,685	$—
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$—	$285

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2018	41,518,091	$4	$333,114	$(297,243)	$35,875
Issuance of common stock upon exercise of stock options	406	—	1	—	1
Issuance of common stock upon public offering, net of issuance costs	1,318,481	—	4,954	—	4,954
Stock-based compensation expense	—	—	1,942	—	1,942
Net loss	—	—	—	(17,124)	(17,124)
Balances at March 31, 2019	42,836,978	$4	$340,011	$(314,367)	$25,648

Ocular Therapeutix, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2017	29,658,202	$3	$263,409	$(237,265)	$26,147
Issuance of common stock upon exercise of stock options	146,852	—	266	—	266
Issuance of common stock upon public offering, net of issuance costs	7,475,000	1	34,704	—	34,705
Stock-based compensation expense	—	—	1,831	—	1,831
Net loss	—	—	—	(13,765)	(13,765)
Balances at March 31, 2018	37,280,054	$4	$300,210	$(251,030)	$49,184

Ocular Therapeutix, Inc.

Notes to the Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc.  (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary, bioresorbable hydrogel platform technology. The Company’s product pipeline candidates provide differentiated drug delivery solutions that reduce the complexity and burden of the current standard of care (eye drops) by creating local programmed-release alternatives. Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of its products and product candidates and building the initial sales and marketing infrastructure for the commercialization of the Company’s approved products and product candidates.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations, regulatory approval, uncertainty of market acceptance of products and the need to obtain additional financing. Recently approved products will require significant sales, marketing and distribution support up to and including upon their launch. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization.

As of March 31, 2019, the Company’s lead product candidate DEXTENZA® (dexamethasone insert) 0.4mg, has been approved by the FDA and the Company’s other product candidates are in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations, including to support the planned commercial launch of DEXTENZA.

The Company believes that its existing cash and cash equivalents as of March 31, 2019, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements into the second quarter of calendar year 2020. Management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements. The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of March 31, 2019, the Company had an accumulated deficit of $314,367.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K on file with the SEC.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2019 and results of operations and cash flows for the three months ended March 31, 2019 and 2018 have been made.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, including clinical trials, the present value of lease liabilities and the corresponding lease assets, the fair value of derivatives, and the valuation of common stock and stock-based awards.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  Actual results could differ from the Company’s estimates.

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

The Company’s cash equivalents at March 31, 2019 and December 31, 2018, were carried at fair value determined according to the fair value hierarchy described above (see Note 3).  The Company’s derivative liability at March 31,

2019 was carried at fair value determined according to the fair value hierarchy described above and classified as a Level 3 measurement. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

The carrying value of the Company’s variable interest rate notes payable (see Note 8) are recorded at amortized costs, which approximates fair value due to their short-term nature.

On March 1, 2019, the Company issued $37,500 aggregate principal amount of unsecured senior subordinated convertible notes (the “2026 Convertible Notes”) (see Note 5) and is carried at its amortized cost. The estimated fair value of the 2026 Convertible Notes  was $34,935 at March 31, 2019. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The most significant input when determining the fair value for disclosure purposes of the valuing the 2026 Convertible Notes is the discount rate. The discount rate is updated each period to reflect the yield of a comparable instrument issued as of the valuation date.  The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

Derivative Liability

The 2026 Convertible Notes allow the holders to convert all or part of the outstanding principal of their 2026 Convertible Notes into shares of the Company’s common stock provided that no conversion results in a holder beneficially owning more than 19.99% of the issued and outstanding common stock of the Company. The entire embedded conversion option is required to be separated from the 2026 Convertible Notes and accounted for as a freestanding derivative instrument subject to derivative accounting. Therefore, the entire conversion option is bifurcated from the underlying debt instrument and accounted for and valued separately from the host instrument. The Company measures the value of the embedded conversion option at its estimated fair value and recognizes changes in the estimated fair value in other income (expense), net in the consolidated statements of operations and comprehensive loss during the period of change. The embedded conversion is recognized as a derivative liability in the Company’s consolidated balance sheet.

Restricted Cash

The Company held restricted cash of $6,614 at March 31, 2019 and December 31, 2018, respectively, on its consolidated balance sheet.  The Company held restricted cash as security deposits for the lease of its manufacturing space and corporate headquarters and a financial covenant associated with the terms of its existing debt with lenders for total indebtedness of $25,000, which restricts the Company's withdrawal or usage of $5,000 (Note 8).

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	March 31,	March 31,	December 31,	December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$76,251	$62,911	$54,062	$41,538
Restricted cash	6,614	1,614	6,614	1,614
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$82,865	$64,525	$60,676	$43,152

Net Loss Per Share

The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including the assumed conversion of our 2026 Convertible Notes, outstanding stock options and common stock warrants, except where the result would be anti-dilutive. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of the conversion of the 2026 Convertible Notes, the exercise of outstanding stock options and common stock warrants. In the diluted net loss per share calculation, net loss would also be adjusted for the elimination of interest expense on the 2026 Convertible Notes (which includes amortization of the discount created upon bifurcation of the conversion option from the debt) and, the mark-to-market gain or loss each period to the bifurcated conversion option, if the impact was not anti-dilutive.

Recently Issued and Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), a new standard issued to increase transparency and comparability among organizations related to their leasing activities. This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and lease liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements to meet the objective of allowing users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

The FASB subsequently issued the following amendments to ASU 2016-02 that have the same effective date and transition date: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvement for Lessors, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU 2016-02 (collectively, the “New Leasing Standards”) effective January 1, 2019.

The Company adopted the New Leasing Standards using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to accumulated deficit. Upon adoption, the Company elected the package of transition practical expedients, which allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company made an accounting policy election to not recognize leases with an initial term of 12 months or less within its consolidated balance sheets and to recognize those lease payments on a straight-line basis in its consolidated statements of operations and comprehensive loss over the lease term.

Upon adoption of the New Leasing Standards the Company recognized operating lease assets of approximately $5,300 and corresponding operating lease liabilities of approximately $8,800, which are included in the Company’s consolidated balance sheet. The adoption of the New Leasing Standards did not have an impact on the Company’s consolidated statements of operations and comprehensive loss.

The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses its incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The Company’s incremental borrowing rate is not readily determinable since the terms of its borrowing arrangements, including years to maturity, conversion features, where applicable, collateralization, and cash flow requirements of principal and interests, are not representative of its lease arrangements.  Therefore, the Company has used an incremental borrowing rate based on the lowest grade of debt available in the marketplace for the same term as the associated lease.

The Company’s operating leases are reflected in operating lease assets, current portion of operating lease liabilities and operating lease liabilities, net of current portion and in the Company’s consolidated balance sheets. The right of use asset was determined using the present value of the future minimum lease payments over the term of the lease, any lease payments made to the lessor at or before the commencement date, reduced by lease incentives, and initial direct costs incurred by the Company. The liabilities are determined using the present value of the future minimum lease payments.

For additional information on the adoption of the New Leasing Standards, see Note 14 - Leases, to these consolidated financial statements.

On March 31, 2019, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 as required on January 1, 2019, and its adoption did not have any material impact on the Company’s consolidated results of operations.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$73,184	$—	$73,184

Liability:
Derivative liability (see Note 4)	—	—	11,462	11,462
Total	$—	$73,184	$11,462	$84,646

	Fair Value Measurements as of
	December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$50,906	$—	$50,906
Total	$—	$50,906	$—	$50,906

During the three months ended March 31, 2019 there were no transfers between Level 1, Level 2 and Level 3.

4. Derivative Liability

The 2026 Convertible Notes (Note 5), contained an embedded conversion option that  met the criteria to be bifurcated and accounted for separately from the 2026 Convertible Notes (the "Derivative Liability"). The Derivative Liability was recorded at fair value of $14,685 upon the issuance of the 2026 Convertible Notes and is subsequently remeasured to fair value at each reporting period.  The Derivative Liability was initially valued and remeasured using a "with-and-without" method. The "with-and-without" methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Derivative Liability.

The fair value of the 2026 Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The key inputs to valuing the 2026 Convertible Notes with the conversion option include the

Company’s stock price on the valuation date ($4.67 on March 1, 2019); the expected annual volatility of the Company’s stock (88% as of March 1, 2019) and the discount yield (12.4% as of March 1, 2019), which was derived by making the fair value of the 2026 Convertible Notes equal to the face value on the issuance date. The key inputs to valuing the 2026 Convertible Notes with the conversion option include the Company’s stock price on the valuation date ($3.97 on March 31, 2019); the expected annual volatility of the Company’s stock (86% as of March 31, 2019) and the discount yield (12.1% as of March 31, 2019), which was derived by making the fair value of the 2026 Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

A roll forward of the derivative liability is as follows:

Three Months Ended
March 31, 2019
Balance at December 31, 2018	$—
Initial value	14,685
Change in fair value	(3,223)
Balance at March 31, 2019	$11,462

5. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed.  The Company includes the deferred interest in the balance of the 2026 Convertible Notes on its consolidated balance sheet.

The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of the Company’s common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of the issued and outstanding common stock of the Company. The conversion rate is initially 153.8462 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price of $6.50 per share.  The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to the Company’s capitalization.

At its election, the Company may choose to make such conversion payment in cash, in shares of common stock, or a combination thereof. Upon any conversion of any 2026 Convertible Note, the Company is obligated to make a cash payment to the holder of such 2026 Convertible Note for any interest accrued but unpaid on the principal amount converted. Upon the occurrence of a Corporate Transaction (as defined below), each holder has the option to require the Company to repurchase all or part of the outstanding principal amount of such note at a repurchase price equal to 100% of the outstanding principal amount of the 2026 Convertible Note to be repurchased, plus accrued and unpaid interest to, but excluding the repurchase date. In addition, each holder is entitled to receive an additional make-whole cash payment in accordance with a table set forth in each 2026 Convertible Note.

Upon conversion by the holder, the Company has the right to select the settlement of the conversion in either shares of common stock, cash, or in a combination thereof. In addition, the Company is obligated to make a cash payment to the holder of such 2026 Convertible Note for any interest accrued but unpaid on the principal amount converted.

•

If the Company elects to satisfy such conversion by shares of common stock, the Company shall deliver to the converting holder in respect of each $1,000 principal amount of 2026 Convertible Notes being converted a number of common shares equal to the conversion rate in effect on the conversion date;

•

If the Company elects to satisfy such conversion by cash settlement, the Company shall pay to the converting holder in respect of each $1,000 principal amount of 2026 Convertible Notes being converted cash in an amount equal to the sum of the Daily Conversion Values (as defined below) for each of the twenty (20) consecutive trading days during a specified period.  The “Daily Conversion Values” is defined as each of the 20 consecutive trading days during the specified period, 5.0% of the product of (a) the conversion rate on such trading day and (b) the Daily VWAP on such trading day.

The Daily VWAP is defined as each of the 20 consecutive trading days during the applicable Observation Period, the per share volume-weighted average price as displayed under the heading “Bloomberg VWAP” on the Bloomberg page for the Company.

•

If the Company elects to satisfy such conversion by combination, the Company shall pay or deliver, as the case may be, in respect of each $1,000 principal amount of 2026 Convertible Notes being converted, a settlement amount equal to the sum of the Daily Settlement Amounts (as defined below) for each of the twenty (20) consecutive trading days during the specified period. The “Daily Settlement Amount” is defined as, for each of the 20 consecutive trading days during the specified period: (a) cash in an amount equal to the lesser of (i) the Daily Measurement Value (as defined below) and (ii) the Daily Conversion Value on such Trading Day; and (b) if the Daily Conversion Value on such trading day exceeds the Daily Measurement Value, a number of Shares equal to (i) the difference between the Daily Conversion Value and the Daily Measurement Value, divided by (ii) the Daily VWAP for such Trading Day. The “Daily Measurement Value” is defined as the Specified Dollar Amount (as defined below), if any, divided by 20.  The “Specified Dollar Amount” is defined as the maximum cash amount per $1,000 principal amount of Notes to be received upon conversion as specified in the notice specifying the Company’s chosen settlement method.

In the event of a Corporate Transaction, the noteholder shall have the right to either (a) convert all of the unpaid principal at the conversion rate and receive a cash payment equal to (i) the outstanding accrued but unpaid interest under the 2026 Convertible Note to, but excluding, the corporate transaction conversion date (to the extent such date occurs prior to March 1, 2026, the maturity date of the 2026 Convertible Notes) plus (ii) and an additional amount of consideration based on a sliding scale depending on the date of such as Corporate transaction or (b) require the Company to repurchase all or part of the outstanding principal amount of such 2026 Convertible Note at a repurchase price equal to 100% of the outstanding principal amount of the 2026 Convertible Note to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

A corporate transaction includes (i) a merger or consolidation executed through a tender offer or change of control (other than one in which stockholders of the Company own a majority by voting power of the outstanding shares of the surviving or acquiring corporation); (ii) a sale, lease, transfer, of all or substantially all of the assets of the Company; or (iii) if the Company’s common stock ceases to be listed or quoted on any of the New York Stock Exchange, the Nasdaq Global Select Market, the Nasdaq Global Market or the Nasdaq Capital Market (the “Corporate Transaction”).

On or after March 1, 2022, if the last reported sale price of the common stock has been at least 130% of the conversion rate then in effect for 20 of the preceding 30 trading days (including the last trading day of such period), the Company is entitled, at its option, to redeem all or part of the outstanding principal amount of the 2026 Convertible Notes, on a pro rata basis, at an optional redemption price equal to 100% of the outstanding principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the optional redemption date.

The 2026 Convertible Notes are subject to acceleration upon the occurrence of specified events of default, including a default or breach of certain contracts material to the Company and the delisting and deregistration of the Company’s common stock.

As discussed in Note 4, the Company determined that the embedded conversion option is required to be separated from the 2026 Convertible Notes and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of proceeds to the conversion option results in a discount on the 2026 Convertible Notes. The Company is amortizing the discount to interest expense over the term of the 2026 Convertible Notes using the effective interest method.

A summary of the 2026 Convertible Notes at March 31, 2019 is as follows:

March 31,
2019
2026 Convertible Notes	$37,500
Less: unamortized discount	(14,673)
22,827
Interest	187
Total	$23,014

6. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three-month periods ended March 31, 2019 or 2018.  The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2019 and December 31, 2018, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2019 or December 31, 2018.  As of March 31, 2019 and December 31, 2018, the Company had no accrued interest or tax penalties recorded related to income taxes.  The Company’s income tax return reporting periods since December 31, 2014 are open to income tax audit examination by the federal and state tax authorities.  In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

7. Collaboration Agreement

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

Under the terms of the Collaboration Agreement, the Company and Regeneron have agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept, currently marketed under the tradename Eylea, that is suitable for advancement into clinical development.  The Company has granted Regeneron an option (the “Option”) to enter into an exclusive, worldwide license to develop and commercialize products containing the Company’s hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds (“Licensed Products”).  Under the term of the Collaboration Agreement, Regeneron is responsible for funding an initial preclinical tolerability study.

If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan.  The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates.  If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product.  Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.  Through March 31, 2019, the Option has not been exercised, and no payments have been made.

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

In December 2017, the Company delivered to Regeneron a proposed final formulation for the initial preclinical tolerability study.  Regeneron initiated the preclinical study in early 2018.  The Company and Regeneron have subsequently reached an understanding that the proposed formulation was not final and have ceased development of it.  The Company is currently in discussions with Regeneron, in accordance with the terms of the Collaboration Agreement, regarding the development of an alternative formulation.

8. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended, the “Credit Agreement”) which most recently was amended in March 2019 and has a total borrowing capacity of $25,000 which has been fully drawn down as of March 31, 2019.

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

Amounts borrowed under the 2018 Amended Credit Facility are at LIBOR base rate, subject to 2.00% floor, plus 7.25%.  The interest rate on the date of the amendment was 9.76%.  In addition, a final payment (exit fee) equal to 3.5% of amounts drawn under the 2018 Amended Credit Facility, or $875 based on borrowings of $25,000, is due upon the maturity date of December 21, 2023.  The Company is accruing the exit fee through December 21, 2023.

Under the 2018 Amended Credit Facility the Company is required to maintain a minimum of $5,000 of cash on hand as a financial covenant to the borrowing arrangement, which the Company has included in long-term restricted cash in the consolidated balance sheet.  There are no other financial covenants associated with the 2018 Amended Credit Facility; however, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions.  The Company is not in violation of any of the covenants.  The obligations under the 2018 Amended Credit Facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.  The debt is collateralized by substantially all of the Company’s assets, including its intellectual property.

In accordance with the Credit Agreement, in connection with the Company’s desire to issue and sell the 2026 Convertible Notes, the Company amended the terms of its debt with existing lenders in February 2019. The amendment added to the Credit Agreement, among other provisions, a negative covenant restricting the Company from paying the holders of the 2026 Convertible Notes ahead in priority to the existing lenders, for so long as indebtedness remains outstanding under the 2018 Amended Credit Facility, and a cross-default provision to establish that an event of default under the purchase agreement for the 2026 Convertible Notes also constitutes an event of default under the Credit Agreement.

Borrowings outstanding are as follows:

	March 31,	December 31,
	2019	2018
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	49	5
Unamortized discount	(206)	(217)
	$24,843	$24,788

As of March 31, 2019, the annual repayment requirements for the 2018 Amended Credit Facility, inclusive of the final payment of $875 due at expiration, were as follows:

		Interest and
Year Ending December 31,	Principal	Final Payment	Total
Remainder of 2019	$—	$1,864	$1,864
2020	—	2,480	2,480
2021	8,333	2,094	10,427
2022	8,333	1,270	9,603
2023	8,334	1,320	9,654
	$25,000	$9,028	$34,028

Interest paid amounted to $475 and $390 for the three months ended March 31, 2019 and 2018, respectively.

9. Common Stock

In January 2018, the Company completed a follow-on offering of its common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by the Company, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. The Company received net proceeds from the follow-on offering of $34,704 after deducting underwriting discounts and commissions and expenses.

In November 2016, the Company entered into a controlled equity offering sales agreement (the “2016 Sales Agreement”) with Cantor Fitzgerald & Co., under which the Company could offer and sell its common stock having aggregate proceeds of up to $40,000 from time to time. In the three months ended March 31, 2019, the Company sold 1,318,481 shares of common stock at-the-market under the 2016 Sales Agreement, resulting in net proceeds of approximately $4,954 after underwriting discounts and commissions and expenses. Through March 31, 2019, the Company has sold 6,330,222 shares of common stock at-the-market under the 2016 Sales Agreement, resulting in net proceeds of approximately $38,381 after underwriting discounts and commissions and expenses. As of February 25, 2019, the Company had no amounts remaining available for future sale under the 2016 Sales Agreement. On February 28, 2019, pursuant to the 2016 Sales Agreement, the Company delivered a termination notice to Cantor, terminating the 2016 Sales Agreement.

10. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(17,124)	$(13,765)
Denominator:
Weighted average common shares outstanding, basic	42,251,292	34,792,848
Net loss per share attributable to common stockholders, basic	$(0.41)	$(0.40)

Weighted average common shares outstanding, diluted	44,174,369	34,792,848
Net loss per share attributable to common stockholders, diluted	$(0.45)	$(0.40)

A reconciliation of net loss attributable to common stockholders for basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2019	2018
Net loss attributable to common stockholders, basic	$(17,124)	$(13,765)
Interest expense on 2026 Convertible Notes	356	—
Change in fair value of derivative liability	(3,223)	—
Net loss attributable to common stockholders, diluted	$(19,991)	$(13,765)

Weighted average common shares outstanding, basic	42,251,292	34,792,848
Shares issuable upon conversion of 2026 Convertible Notes, as if converted	1,923,077	—
Weighted average common shares outstanding, diluted	44,174,369	34,792,848

Net loss per share attributable to common stockholders, diluted	$(0.45)	(0.40)

The Company excluded the following common stock equivalents, outstanding as of March 31, 2019 and 2018, from the computation of diluted net loss per share for the three months ended March 31, 2019 and 2018 because they had an anti-dilutive impact due to the net loss incurred for the periods.

	As of March 31,
	2019	2018
Options to purchase common stock	7,296,948	5,062,284
Warrants for the purchase of common stock	18,939	18,939
	7,315,887	5,081,223

11. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards.  The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2019, the number of shares available for issuance under the 2014 Plan was increased by 1,659,218.  During the three months ended March 31, 2019, the Company granted options to purchase 2,290,400 shares of common stock at a weighted exercise price of $4.10 per share. As of March 31, 2019,  1,173,938 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”).  The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2019, the number of shares available for issuance under the 2014 Plan was increased by 207,402.  During the three months ended March 31, 2019,  no shares of common stock were issued.  As of March 31, 2019,  608,912 shares remained available for issuance under the ESPP.

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

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations:

	Three Months Ended
	March 31,
	2019	2018
Research and development	$620	$608
Selling and marketing	219	111
General and administrative	1,103	1,112
	$1,942	$1,831

As of March 31, 2019, the Company had an aggregate of $15,624 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.

As of March 31, 2019, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 26,459 shares of common stock.

12. Commitments and Contingencies

Intellectual Property Licenses

The Company entered into a license agreement with Incept LLC (“Incept”) to use and develop certain intellectual property rights in 2007.  The Company and Incept amended and restated the agreement in January 2012 (such amended and restated agreement, the “Prior Agreement”).   Under the Prior Agreement, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions.  On September 13, 2018 (the “Effective Date”), the Company and Incept further amended and restated the license agreement in full (the “Second Amended Agreement”) to expand the scope of the Company’s intellectual property license and modify future intellectual property ownership and other rights thereunder.

The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license.  Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company.  The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Prior Agreement.  Through March 31, 2019, royalties paid under this agreement related to product sales were $244 and have been charged to cost of product revenue.

License Rights; Ownership of Intellectual Property

In the Second Amended Agreement, the parties have agreed to expand the field of use of the exclusive, worldwide, perpetual, irrevocable license held by the Company under the Prior Agreement to include specified intellectual property rights and technology owned or controlled by Incept to make, have made, use, offer for sale, sell, sublicense, have sublicensed, offer for sublicense and import, (i) consistent with the Prior Agreement, products delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to all human ophthalmic diseases or conditions (the “Ophthalmic Field of Use”) and (ii) as a result of the expansion of the scope of the license pursuant to the Prior Agreement, products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions (the “Additional Field of Use”).  The parties have further agreed to expand the field of use of the license for certain patents, patent applications and other rights pertaining to shape-

changing hydrogel formulations thereunder (the “Shape-Changing IP”) to include all fields except those involving the nerves and associated tissues specified in the Second Amended Agreement.

The Company will solely own, without a license to Incept, all intellectual property rights conceived solely by one or more individuals from the Company (“Company Individuals”) after the Effective Date, subject to exceptions specified therein.  Subject to certain exceptions specified in the Second Amended Agreement, Incept will own and license to the Company (i) all intellectual property rights included in the Prior Agreement (“Original IP”) in the Ophthalmic Field of Use and the Additional Field of Use, (ii) intellectual property rights in the field of drug delivery conceived by one or more Company Individuals on or before the Effective Date (“Incept IP”), and (iii) intellectual property rights in the field of drug delivery conceived by one or more Company Individuals jointly with one or more individuals from Incept, including Dr. Sawhney (“Incept Individuals”), after the Effective Date (“Joint IP” and, collectively with the Original IP and the Incept IP, the “Licensed IP”).

Financial Terms

The Company and any of its sublicensees are obligated to pay Incept royalties as follows under the Second Amended Agreement: (i) consistent with the Prior Agreement, a royalty equal to a low single-digit percentage of net sales by the Company or its affiliates of products, devices, materials, or components thereof (“Licensed Products”), including or covered by Original IP, excluding the Shape-Changing IP, in the Ophthalmic Field of Use; (ii) a royalty equal to a mid-single-digit percentage of net sales by the Company or its affiliates of Licensed Products including or covered by Original IP, excluding the Shape-Changing IP, in the Additional Field of Use; and (iii) a royalty equal to a low single-digit percentage of net sales by the Company or its affiliates of Licensed Products including or covered by Incept IP or Joint IP in the field of drug delivery.  Royalty obligations under the Second Amended Agreement commence with the first commercial sale of a Licensed Product described above and terminate upon the expiration of the last-to-expire patents included in the Licensed IP, as applicable.  Any sublicensee of the Company also will be obligated to pay Incept royalties on net sales of Licensed Products made by it and will be bound by the terms of the Second Amended Agreement to the same extent as the Company. Additionally, at its sole discretion, Incept may require, as a condition of any sublicense by the Company in the Additional Field of Use and in exchange for a reduction in the royalties owed on net sales of Licensed Products described above, payments equal to a mid-teen percentage of any upfront payment and, subject to certain conditions, other payments received by the Company from the sublicensee.

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

Collaboration Agreement

In October 2016, the Company entered into the Collaboration Agreement with Regeneron as described in Note 7.  Under the terms of the Collaboration Agreement, the Company has granted Regeneron an Option to enter into an exclusive, worldwide license to develop and commercialize products containing the Company’s hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds.  If the Option is exercised, the Company is obligated to reimburse Regeneron for certain development costs incurred under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances.  Through March 31, 2019, the Option has not been exercised and no payments have been made to Regeneron.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased the Company’s common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs’ filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018.  The court held oral argument on the motion to dismiss on February 6, 2019.  By order dated April 30, 2019, the court granted defendants’ motion to dismiss.

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

In addition, the Company has received a subpoena from the SEC, dated December 15, 2017, requesting documents and information concerning DEXTENZA (dexamethasone insert) 0.4mg, including related communications with the FDA, investors and others.  The Company received a second subpoena from the SEC on August 21, 2018, requesting documents and information concerning its participation in two investor conferences in June 2017.  By letter dated May 2, 2019, the SEC notified the Company that the SEC had concluded its investigation and did not intend to recommend an enforcement action against the Company or any individuals.

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

13. Related Party Transactions

The Company has a license agreement with Incept to use and develop certain patent rights that it entered into in 2007, amended and restated in January 2012 and further amended and restated in September 2018 (see Note 12).  Incept and certain owners of Incept are shareholders of the Company.  The Company’s Chairman of the Board of Directors and former President and Chief Executive Officer (“CEO”) is a general partner of Incept and has a 50% ownership stake in Incept.

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters.  The Company’s Senior Vice President, Technical Operations, Kevin Hanley, who joined the Company in January 2018, is married to a partner at McCarter, who has not participated in providing legal services to the Company.  In addition, Jonathan M. Sparks, Ph.D., a partner at McCarter & English, has served as the Company’s in-house counsel since October 2017. The Company incurred fees for legal services rendered by McCarter of $307 and $93 for the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019, there was $136 recorded in accounts payable and $100 recorded in accrued expenses for McCarter.

14. Leases

The Company leases real estate, including laboratory, manufacturing and office space, and certain equipment. The Company’s leases have remaining lease terms ranging from less than 1 year to 9 years. Certain leases include one or more options to renew, exercised at our sole discretion, with renewal terms that can extend the lease term from one year to six years.    All of the Company’s leases qualify as operating leases. The following table summarizes the presentation in the Company’s consolidated balance sheet of its operating leases:

		March 31,
	Balance sheet location	2019
Assets:
Operating lease assets	Operating lease assets	$5,156

Liability:
Current operating lease liabilities	Operating lease liabilities	$675
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	7,909
Total Operating lease liabilities:		$8,584

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss:

		For the
		Three Months Ended
		March 31,
	Statement of operations and comprehensive loss location	2019
Operating lease costs	Research and development	$369
	Selling and marketing	25
	General and administrative	48
		$442

The minimum lease payments for the next five years and thereafter is expected to be as follows:

March 31,
Year Ending December 31,	2019
2019 (remaining nine months)	1,361
2020	1,850
2021	1,886
2022	1,936
2023	1,730
Thereafter	5,224
Total lease payments	$13,987
Less: interest	5,403
Present value of operating lease liabilities	$8,584

Under the prior lease guidance minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2018, were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Minimum lease payments	$1,809	1,850	1,886	1,936	1,730	5,224	$14,435

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

March 31,
2019
Weighted average remaining lease term in years	7.6
Weighted average discount rate	13.55%

Supplemental disclosure of cash flow information related to our operating leases included in cash flows provided by operating activities in our consolidated statements of cash flows is as follows:

For the
Three Months Ended
March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities	$501

15. Subsequent Events

On April 4, 2019, the Company entered into a non-cancelable lease for 30,036 square feet of space located at 24 Crosby Street in Bedford, Massachusetts to be used for office space.   The five-year lease commenced on April 18, 2019 and terminates on March 24, 2024 and does not include any lease renewal options.  The Company expects this lease will result in a right of use asset and a related lease liability of approximately $2,000.

On April 5, 2019, the Company entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with Jefferies, LLC (“Jefferies”), under which the Company may offer and sell its common stock having aggregate proceeds of up to $50,000 from time to time through Jefferies, acting as agent.    Through May 9, 2019, the Company has not sold any shares under the 2019 Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2019.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties.  As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary, bioresorbable hydrogel platform technology. We use this technology to tailor duration and amount of delivery of a range of therapeutic agents of varying duration in our product candidates.

We currently incorporate U.S. Food and Drug Administration, or FDA, approved therapeutic agents, including small molecules and proteins, into our hydrogel technology with the goal of providing local programmed-release of drug to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intracanalicular inserts, intracameral implants and intravitreal implants. We have products and product candidates in pre-commercial, clinical and preclinical development applying this technology to treat post-surgical ocular pain and inflammation, allergic conjunctivitis, dry eye disease, glaucoma and ocular hypertension, and wet age-related macular degeneration, or wet AMD, among other conditions.

In November 2018, the FDA approved our new drug application, or NDA, for DEXTENZA® (dexamethasone ophthalmic insert) 0.4mg for intracanalicular use for the treatment of ocular pain following ophthalmic surgery.  DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular pain for up to 30 days with a single administration.  We are also evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and allergic conjunctivitis.

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

Pain after Ocular Surgery

DEXTENZA ® (dexamethasone ophthalmic insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. In November 2018 the FDA approved our NDA for DEXTENZA for the treatment of post-surgical ocular pain. In connection with our commercial launch of DEXTENZA, we have built our own highly targeted, key account sales force that will focus on the ambulatory surgical centers responsible for the largest volumes of cataract surgery.  DEXTENZA is now available through distributors and our key account managers are fully trained.  We expect that samples should be reaching the first surgery centers by the middle of May.  Our initial commercial efforts are focused on the two million cataract procedures performed annually under Medicare Part B. Following our receipt of FDA approval, we submitted on November 30, 2018 an application for a C-code for transitional pass-through payment status and submitted on December 28, 2018 an application for a J-code for permanent payment status.  We subsequently received a preliminary recommendation for a J-code in April 2019, which, if issued, would become effective January 1, 2020.

A C-code is a unique temporary pricing code established by the Center for Medicare & Medicaid Services (CMS), for the Prospective Payment System and is only valid for claims for hospital outpatient department services and procedures and ambulatory surgery settings.  A J-Code is a permanent code used to report drugs that ordinarily cannot be self-administered.  J-codes are familiar to both medical practices and their billing staffs, as well as Medicare (Part B and Part C) and commercial insurers. As a result, J-codes allow for a simpler and more convenient reimbursement process.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular pain and inflammation. The data from two of these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial were used to support our NDA for post-surgical ocular pain. We submitted an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation in January 2019 and FDA has set a Prescription Drug User Fee Act (PDUFA) target action date of November 10, 2019 for its review of the sNDA. We have also completed two Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis and a Phase 2 clinical trial of DEXTENZA for the treatment of dry eye disease.

In late 2019, we plan to initiate additional clinical trials to evaluate DEXTENZA for the treatment of allergic conjunctivitis and in pediatric cataract surgery.  The planned pediatric trial is a post-approval commitment to the FDA.  Additionally, we have received proposals for, and plan to support, several investigator-initiated trials evaluating DEXTENZA in different clinical situations.

Glaucoma Programs

Glaucoma is a large market and a disease that impacts an estimated that more than 2.7 million people age 40 or older in the U.S.  The primary goal of glaucoma treatment is to slow the progression of this chronic disease by reducing intraocular pressure, and many medications can accomplish this.  Importantly, adherence to current topical glaucoma therapies is known to be particularly poor with reported rates of non-adherence to 30% to 80%.  These low compliance rates may be associated with disease progression and loss of vision, and may be part of the reason that glaucoma is a leading cause of blindness in people over 60 years of age.  As current standard of care, the ability of patients to use and place daily eye drops is challenging. Prostaglandins are the most commonly used class of medications to treat patients with glaucoma.  The products that we are developing are designed to address the issue of compliance by delivering a prostaglandin analog formulated with our programmed release hydrogel to lower intraocular pressure for several months with a single insert.

OTX-TP (intracanalicular travoprost insert)

Our product candidate OTX-TP incorporates travoprost, an FDA-approved prostaglandin analog as its active pharmaceutical ingredient that reduces elevated IOP, into a hydrogel, drug-eluting intracanalicular insert. This preservative-free insert is designed to elute drug for up to 90 days. OTX-TP is being developed as a treatment to lower IOP in patients with primary open angle glaucoma and ocular hypertension. We reported topline results from a Phase 2b clinical trial for this indication in October 2015. We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated the first of two planned Phase 3 clinical trials of OTX-TP in September 2016. Our first Phase 3 trial has completed the target enrollment of 550 patients at approximately 50 sites in the United States. We have completed our target enrollment and are not screening any additional subjects. Based on discussions with the FDA, the first Phase 3 clinical trial design includes an OTX-TP treatment arm and a placebo-controlled comparator arm that uses a non-drug eluting hydrogel intracanalicular insert. The primary efficacy endpoint is superiority in the reduction of IOP from baseline in the OTX-TP treatment arm compared to the placebo arm at three diurnal time points at each of three measurement dates, 2, 6 and 12 weeks. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of IOP compared to the placebo and a clinically meaningful reduction of IOP prior to granting marketing approval. We expect topline efficacy data from the first Phase 3 clinical trial in the second quarter of 2019. We do not intend to initiate the second Phase 3 clinical trial until we review and discuss with the FDA the data from the first Phase 3 clinical trial. Given the anticipated use of OTX-TP as a chronic therapy, we intend to generate six-month

(300 patients) and one-year (100 patients) safety data to support our product registration. In order to meet these targets, we began enrollment in an open-label one-year safety extension study in July 2018.

OTX-TIC (intracanalicular travoprost implant)

OTX-TIC is our product candidate for glaucoma patients in need of a more significant reduction in IOP and ocular hypertension. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP reduction in humans. Our investigational new drug application, or IND, for our U.S. trial became effective in the first quarter of 2018, and we dosed the first patient in May 2018. This clinical trial is a multi-center, open-label, dose-escalation, proof-of-concept study designed to evaluate the safety, durability, tolerability, and efficacy of OTX-TIC in patients with primary open-angle glaucoma or ocular hypertension. We presented initial results from the first cohort, comprised of five patients, in this clinical trial at the Association of Research and Vision of Ophthalmology (ARVO) meeting in April 2019 and the American Society of Cataract and Refractive Surgery annual meeting in May 2019.  This data demonstrated that, with a single implant, subjects were able to achieve IOP lowering for up to nine months at a level least as good as topical travoprost that was placed in each subject’s non-study eye. In addition, the hydrogel carrier, as designed, biodegraded in six to seven months. There were no clinically meaningful changes in corneal health as measured by endothelial cell evaluation and corneal pachymetry. Several subjects reported low grade inflammation and peripheral anterior synechiae that we believe may be addressable with modifications to the implants. We are currently collecting additional data from this initial cohort and have dosed a higher dose cohort.

Back-of-the-Eye Programs

We are engaged in the development of formulations of our hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our extended-delivery hydrogel in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs, or small molecule drugs, such as TKIs, for the treatment of retinal diseases such as wet AMD, retinal vein occlusion and diabetic macular edema. Our initial goal for these programs is to provide extended delivery over a four to nine month period thereby reducing the frequency of the current monthly or bi-monthly immediate release intravitreal injection regimen for wet AMD and other retinal diseases.

OTX-TKI (intravitreal tyrosine kinase inhibitor ophthalmic implant)

OTX-TKI is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of OTX-TKI. In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. In the first quarter of 2019, we began dosing patients in a Phase 1 clinical trial in Australia. This clinical trial is a multi-center, open-label study designed to evaluate the safety, durability and tolerability of OTX-TKI. We also plan to evaluate biological activity by following visual acuity over time and measuring retinal thickness using standard optical coherence tomography.  In April 2019 the independent Data Safety and Monitoring Committee met to review the safety from the first cohort of subjects in the Phase 1 clinical trial and recommended moving to a higher dose of OTX-TKI for the next cohort of subjects to be treated.

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

Under the terms of the Collaboration Agreement, Regeneron is responsible for funding an initial preclinical tolerability study.  If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances. We do not expect our funding requirements under the collaboration to be material over the next twelve months. If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

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

In December 2017, we delivered to Regeneron a proposed final formulation for the initial preclinical tolerability study.  Regeneron initiated the preclinical study in early 2018.  We and Regeneron have subsequently reached an understanding that the proposed formulation was not final and have ceased development of it.  We are currently in discussions with Regeneron, in accordance with the terms of the Collaboration Agreement, regarding the development of an alternative formulation.

ReSure®  Sealant

We commercially launched this product in the United States in 2014. ReSure Sealant is approved to seal corneal incisions following cataract surgery. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure.

The FDA required two post-approval studies as a condition for approval of our premarket approval, or PMA, application for ReSure Sealant. The first post-approval study, identified as the Clinical PAS, was to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study in eyes treated with ReSure Sealant.  We submitted the final study report to the FDA in June 2016 and the FDA has confirmed the Clinical PAS has been completed. The second post-approval study, identified as the Device Exposure Registry Study, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant. The Device Exposure Registry Study is required to include at least 4,857 patients. Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we have been unable to enroll trial sites and patients, collect patient data and report study data to the FDA. We have provided regular periodic reports to the FDA on the progress of this post-approval study.

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

A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the Device Exposure Registry Study requirements.  We are working with the registry vendor to finalize a formal study protocol which we intend to submit to the FDA for comment before the study is conducted.

Additional Potential Areas for Growth

We continue to leverage the potential of our hydrogel platform to explore areas for growth with our focus on formulating, developing and commercializing innovative therapies for diseases and conditions of the eye.  We expect to file a new investigational new drug application in an undisclosed ocular indication by the end of the year.

We are also assessing the potential use of our hydrogel platform technology in other areas of the body [and are studying several localized delivery platforms including via wound inlays; sinus and ear inserts; and subcutaneous, peripheral, and intra-articular injections.  In September 2018, we entered into a second amended and restated license agreement, or Second Amended Agreement, with Incept LLC, an intellectual property holding company, or Incept. The Second Amended Agreement expands the scope of the Company’s intellectual property license to include products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions.

Financial Position

We have generated limited revenue to date.  All of our programmed-release drug delivery products are in various phases of pre-commercial, clinical and preclinical development.  Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications and OTX-TP.  Since inception, we have incurred significant operating losses.  Our net loss was $17.1 million and $13.8 million for the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019, we had an accumulated deficit of $314.4 million.

Our total cost and operating expenses were $20.2 million for the three months ended March 31, 2019, including $2.5 million in non-cash stock-based compensation expense and depreciation expense. Our operating expenses have grown as we prepare for the anticipated commercial launch of DEXTENZA in mid-year 2019; continue to pursue the clinical development of OTX-TP, OTX-TIC, and DEXTENZA for additional indications; continue the internal development of our intravitreal hydrogel formulation for the local programmed-release of protein-based or small molecule anti-angiogenic drugs, such as OTX-IVT and OTX-TKI for the treatment of wet AMD and other back-of-the-eye diseases; continue the research and development of our other product candidates; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results.  We expect to incur substantial sales and marketing expenses in connection with the DEXTENZA commercial launch and that of any of our other product candidates.  In addition, we will continue to incur additional costs associated with operating as a public company, including legal costs associated with any pending legal proceedings.

Although, we expect to generate revenue from sales of DEXTENZA and potentially ReSure Sealant, we will need to obtain substantial additional funding to fully support our continuing operations and the planned commercial launch of DEXTENZA. If we are unable to raise capital or access our borrowing capacity when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

In November 2016, we entered into a controlled equity offering sales agreement, or the 2016 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we could offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time. Through March 31, 2019, we have sold an aggregate of 6,330,222 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $38.4 million after underwriting discounts and commissions and other offering expenses.  As of February 25, 2019, the Company had no amounts remaining available for future sale under the 2016 Sales Agreement. On February 28, 2019, pursuant to the 2016 Sales Agreement, the Company delivered a termination notice to Cantor, terminating the 2016 Sales Agreement.

In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $34.7 million after deducting underwriting discounts and commissions and offering expenses.

On March 1, 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of the Company’s common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of the issued and outstanding Common Stock of the Company. The conversion rate is initially 153.8462 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price is $6.50 per share.  The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to the Company’s capitalization.

On April 5, 2019, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent.  Through May 9, 2019, we have not sold any common stock under this agreement.

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of March 31, 2019, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of calendar year 2020.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We will need to raise additional capital to support our   ongoing operations.  See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through March 31, 2019, we have generated limited amounts of revenue from the sales of our products.  Our ReSure Sealant product received premarket approval from the FDA in 2014.  We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2019. ReSure Sealant is currently our only source of revenue from product sales. We may generate revenue in the future from the anticipated commercial launch of DEXTENZA in mid-year 2019 or if we successfully develop one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended
	March 31,
	2019	2018

ReSure Sealant	$49	$15
DEXTENZA for post-surgical ocular pain and inflammation	149	106
DEXTENZA for allergic conjunctivitis	—	14
OTX-TP for glaucoma and ocular hypertension	835	1,309
OTX-TIC for glaucoma and ocular hypertension	89	—
OTX-TKI for Wet AMD	320	—
Preclinical programs	579	—
Unallocated expenses	9,296	6,783
Total research and development expenses	$11,317	$8,227

We expect that our expenses will increase in connection with our ongoing activities including costs related to clinical trials and other research and development activities for DEXTENZA, OTX-TP, OTX-TIC, OTX-TKI and other product candidates and other research and development activities.

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in pre-commercial, clinical and preclinical development could mean a significant change in the costs and timing associated with the development of these product candidates.  For example, if the FDA or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs.  During the three months ended March 31, 2019 and 2018, we incurred selling and marketing expenses in connection with ReSure Sealant, which we began commercializing in 2014, and marketing expenses in preparation for a potential commercial launch of DEXTENZA in mid-2019. As a result, our selling and marketing expenses will increase.

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

Other Income (Expense)

Interest Income.  In 2018, interest income consists primarily of interest income earned on cash and cash equivalents.  In the three months ended March 31, 2019 and 2018, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

Interest Expense.  Interest expense is incurred on our debt.  We borrowed $15.0 million in aggregate principal amount in April 2014. In December 2015, we amended our credit facility to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019. In March 2017, we amended our credit facility to increase the aggregate principal amount to $18.0 million, extend the interest-only payment period through February 2018, and extend the maturity date to December 1, 2020. In December 2018, we amended our credit facility to increase the aggregate principal amount to $25.0 million, extend the interest-only payment period through December 2020, and extend the maturity date to December 2023.  In March 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed.

Change in Fair Value of Derivative Liability. In 2019, in connection with the issuance of our 2026 Convertible Notes, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting until the embedded derivative is settled.  The changes in fair value are recorded through the statement of operations and comprehensive loss and are presented under the caption change in fair value of derivative liability.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses and stock-based compensation.  We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  During the three months ended March 31, 2019, there were no material changes to our critical accounting policies.  Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2019 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	revenue recognition;

•	accrued research and development expenses;

•	stock-based compensation; and

•	derivative liability.

During the three months ended March 31, 2019, in connection with issuance of our 2026 Convertible Notes, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting until the embedded derivative is settled.

Given the judgment and complexity involved in determining the fair value of this liability, we concluded that this derivative liability is a critical accounting policy. The fair value of the 2026 Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The key inputs to valuing the 2026 Convertible Notes with the conversion option include the Company’s stock price on the valuation date, the expected annual volatility of the Company’s stock and the discount yield, which was derived by making the fair value of the 2026 Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

Accordingly, we believe the policies set forth in our Annual Report on Form 10-K filed with the SEC on March 7, 2019 are critical to fully understanding and evaluating our financial condition and results of operations.  If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Revenue:
Product revenue	$492	$340	$152
Total revenue	492	340	152
Costs and operating expenses:
Cost of product revenue	128	80	48
Research and development	11,317	8,227	3,090
Selling and marketing	3,347	717	2,630
General and administrative	5,358	4,771	587
Total costs and operating expenses	20,150	13,795	6,355
Loss from operations	(19,658)	(13,455)	(6,203)
Other income (expense):
Interest income	329	176	153
Interest expense	(1,018)	(486)	(532)
Change in fair value of derivative liability	3,223	—	3,223
Total other income (expense), net	2,534	(310)	2,844
Net loss	$(17,124)	$(13,765)	$(3,359)

Revenue

We generated $0.5 million and $0.3 million of revenue during each of the three months ended March 31, 2019 and 2018, respectively, from sales of our ReSure Sealant product.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$49	$15	$34
DEXTENZA for post-surgical ocular pain and inflammation	149	106	43
DEXTENZA for allergic conjunctivitis	—	14	(14)
OTX-TP for glaucoma and ocular hypertension	835	1,309	(474)
OTX-TIC for glaucoma and ocular hypertension	89	—	89
OTX-TKI for Wet AMD	320	—	320
Preclinical programs	579	—	579
Unallocated expenses:
Personnel costs	5,291	4,014	1,277
All other costs	4,005	2,769	1,236
Total research and development expenses.	$11,317	$8,227	$3,090

Research and development expenses were $11.3 million for the three months ended March 31, 2019, compared to $8.2 million for the three months ended March 31, 2018.  Research and development costs increased by $3.1 million primarily due to an increase of $1.3 million in unallocated personnel costs, $1.2 million in unallocated all other costs, and a net increase of $0.6 million in costs incurred in connection with our DEXTENZA program, our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension, our OTX-TIC program for glaucoma and ocular hypertension, OTX-TKI for Wet AMD and our other preclinical programs.

For the three months ended March 31, 2019, we incurred $2.0 million in direct research and development expenses for our programmed-release drug delivery product candidates, including $0.1 million for DEXTENZA for the treatment of post-surgical inflammation, and $0.8 million for OTX-TP. For the three months ended March 31, 2018, we incurred $1.4 million in direct research and development expenses for our intracanalicular insert product candidates, including $0.1 million for DEXTENZA for the treatment of post-surgical ocular pain and inflammation which was in Phase 3 clinical trials, and $1.3 million for OTX-TP for the treatment of glaucoma and ocular hypertension which was in a Phase 3 clinical trial.  Unallocated research and development expense increased $2.5 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due primarily to an increase in personnel costs of $1.2 million due to additional hiring primarily in our clinical, regulatory and quality departments, $0.7 million in professional services and $0.6 million in facility related costs.

Selling and Marketing Expenses

	Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,552	$384	$1,168
Professional fees	1,267	196	1,071
Facility related and other	528	137	391
Total selling and marketing expenses	$3,347	$717	$2,630

Selling and marketing expenses were $3.3 million for the three months ended March 31, 2019, compared to $0.7 million for the three months ended March 31, 2018.  The increase of $2.6 million was primarily due to increases of $1.2 million in personnel costs, $1.1 million in professional fees including consulting, trade shows and conferences and $0.4 million in facility related and other costs.

We expect our selling and marketing expenses to increase in 2019 and beyond, due to the approval of DEXTENZA as we support the commercial launch.

General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$2,371	$2,061	$310
Professional fees	2,391	2,317	74
Facility related and other	596	393	203
Total general and administrative expenses	$5,358	$4,771	$587

General and administrative expenses were $5.4 million for the three months ended March 31, 2019, compared to $4.8 million for the three months ended March 31, 2018.  The increase of $0.6 million was primarily due to an increase of $0.3 million in personnel costs and $0.2 million in facility related costs.

Other Income (Expense), Net

Other income, net was $2.5 million for the three months ended March 31, 2019, compared to other expense, net of $0.3 million for the three months ended March 31, 2018.  The change of $2.8 million, was due to higher interest income earned during the three months ended March 31, 2019 of $0.2 million on cash and cash equivalent balances and the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $3.2 million offset by higher interest expense of $0.5 million associated with the 2018 amended credit facility and the 2026 Convertible Notes.

Change in Fair Value of Derivative Liability

In 2019, in connection with the issuance of our 2026 Convertible Notes, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled.  The change in fair value of the derivative liability was a gain in the amount of $3.2 million during the three months ended March 31, 2019 due changes in the underlying assumptions of the derivative liability, primarily related to a decline in our common stock price.   The Company expects the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent changes occur in the underlying assumptions.  There was no change in fair value of derivative liability during the three months ended March 31, 2018 as there was no were no embedded derivatives during that period.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses.  Our net losses were $17.1 million and $13.8 million for the three months ended March 31, 2019 and 2018, respectively, and $60.0 million and $63.4 million for the years ended December 31, 2018 and 2017, respectively.  As of March 31, 2019, we had an accumulated deficit of $314.4 million.

We have generated limited revenue to date.  In 2014, we began recognizing revenue from sales of ReSure Sealant.  All of our sustained drug delivery products are in various phases of pre-commercial, clinical and preclinical development.  Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications and OTX-TP.

Through March 31, 2019, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities.  In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $34.7 million after deducting underwriting discounts and commissions and offering expenses.

In November 2016, we entered into the 2016 Sales Agreement with Cantor, under which we could offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  Through February 25, 2019, we have sold an aggregate of 6,330,222 shares of common stock under the 2016 Sales Agreement resulting in net proceeds of approximately $38.4 million after underwriting discounts and commissions and other offering expenses.   On February 28, 2019, pursuant to the 2016 Sales Agreement, we delivered a termination notice to Cantor, terminating the 2016 Sales Agreement.

In December 2018, we amended our current credit facility to increase the total indebtedness to $25.0 million. The interest-only payment period was extended through December 2020.

On March 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of the Company’s common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of the issued and outstanding Common Stock of the Company. The conversion rate is initially 153.8462 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price is $6.50 per share.  The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to the Company’s capitalization.

On April 5, 2019, we entered into an Open Market Sale AgreementSM with Jefferies LLC, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent.  Through May 9, 2019, we have not sold any common shares under this facility.

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

As of March 31, 2019, we had cash and cash equivalents of $76.3 million; outstanding debt of $24.8 million, net of unamortized discount; and convertible notes, of $37.5 million of aggregate principal amount of senior subordinated convertible notes.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents as of March 31, 2019, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of calendar year 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2019	2018

Cash used in operating activities	$(19,386)	$(12,473)
Cash used in investing activities	(725)	(381)
Cash provided by financing activities	42,300	34,227
Net increase in cash and cash equivalents	$22,189	$21,373

Operating activities.  Net cash used in operating activities was $19.4 million for the three months ended March 31, 2019, primarily resulting from our net loss of $17.1 million and changes in our operating assets and liabilities of $2.2  million.  Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses.  Our net non-cash charges during the three months ended March 31, 2019 consisted primarily of $3.1 million of stock-based compensation expense,  depreciation expense and other non-cash expenses offset by the change in fair value of the derivative liability of $3.2 million.  Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2019 consisted primarily of an decrease in accounts payable and accrued expenses of $1.1 million and an increases in prepaid expenses and other current assets of $0.7 million.  The changes in accounts payable and accrued expenses were due to the timing of vendor invoicing and payments.

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

Investing activities.  Net cash used in investing activities for the three months ended March 31, 2019 and 2018 totaled $0.7 million and $0.4 million, respectively.  For the three months ended March 31, 2019, net cash used in investing activities is due to the purchases of property and equipment, primarily laboratory equipment was $0.7 million.  For the three months ended March 31, 2018, net cash used in investing activities is due the purchases of property and equipment, primarily laboratory equipment was $0.4 million.

Financing activities.  Net cash provided by financing activities for the three months ended March 31, 2019 was $42.3 million and for the three months ended March, 31 2018 was $34.2 million.  Net cash provided by financing activities for the three months ended March 31, 2019 consisted primarily of proceeds from the 2026 Convertible Notes of $37.3 million and the 2016 Sales Agreement of $5.0 million, net of underwriting discounts and commissions and other offering expenses.  Net cash provided by financing activities for the three months ended March 31, 2018 consisted primarily of proceeds from our follow-on offering in January 2018 of $35.0 million, net of underwriting discounts and commissions and other offering expenses and excluding $0.3 of offering expenses which remain in accrued expenses and accounts payable as of the balance sheet date, $0.3 million from the exercise of common stock options offset by $1.0 million for principal payments under our amended credit facility.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources focused on the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

•	commercially launch DEXTENZA in the United States;

•	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, OTX-TP and DEXTENZA for additional indications;

•	continue clinical trials of our product candidates OTX-TIC and OTX-TKI;

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

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of calendar year 2020.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the extent of our debt service obligations;

•	the amounts we are entitled to receive, if any, from Regeneron for potential option exercise, development, regulatory and sales milestones and royalty payments;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and outcomes of legal actions and proceedings, including the current lawsuits described under “Item 1 — Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides for the potential receipt of option exercise, development, regulatory and sales milestones and royalties payments.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  The covenants under our existing credit facility, the pledge of our assets as collateral and the negative pledge of intellectual property limit our ability to obtain additional debt financing.  If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

As discussed in Note 1 of the Notes to the Unaudited Consolidated Financial Statements, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Since we currently anticipate that our existing capital resources, without giving effect to any potential payment under the Collaboration Agreement with Regeneron, will enable us to meet our planned operational expenses, debt service obligations, and capital expenditures, based on our current operating plans, into the second quarter of calendar year 2020, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year of the issuance date of these unaudited consolidated financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2019 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease commitments	$13,986	$1,821	$3,756	$3,536	$4,873
Purchase commitments	4,150	2,227	1,809	114	—
Debt obligations including interest	34,028	2,484	14,689	16,855	—
2026 Convertible Notes	53,469	—	—	—	53,469

Total	$105,633	$6,532	$20,254	$20,505	$58,342

In the table above, we set forth our enforceable and legally binding obligations and future commitments at March 31, 2019, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at March 31, 2019. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

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

On April 4, 2019, we entered into a sublease agreement for approximately 30,036 square feet of general office space located at 24 Crosby Drive in Bedford, Massachusetts.  The lease term commenced on April 17, 2019 and expires on March 31, 2024.  No base rent is due under the lease until July 2019.  The initial annual base rent is approximately $0.6 million and will increase annually beginning on April 1 of each year.  We are obligated to pay all real estate taxes and costs related to the premises.  We posted a customary letter of credit in the amount of approximately $0.2 million as a security deposit.  These rent payments have not been included in the table of contractual obligations and commitments above.

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

In connection with our entry into the Purchase Agreement, as described below, in February 2019, we further amended the credit facility to permit our issuance and sale of the 2026 Convertible Notes in March 2019.  The February amendment added, among other provisions, a negative covenant restricting us from paying the holders of the Notes ahead in priority to the senior lenders, for so long as indebtedness remains outstanding under the credit facility, and a cross-default provision to establish that an event of default under the Purchase Agreement also constituted an event of default under the credit facility.

We have in-licensed a significant portion of our intellectual property from Incept, an intellectual property holding company, under an amended and restated license agreement, or the License Agreement, that we entered into with Incept in January 2012, which was most recently amended in September 2018. We are obligated to pay Incept a royalty equal to a low-single-digit percentage of net sales made by us or our affiliates of any products, devices, materials, or components thereof, or the Licensed Products, including or covered by Original IP (as defined in the License Agreement), excluding the Shape-Changing IP (as defined in the License Agreement), in the Ophthalmic Field of Use (as defined in the License Agreement).  We are obligated to pay Incept a royalty equal to a mid-single-digit percentage of net sales made by us or our affiliates of any Licensed Products including or covered by Original IP, excluding the Shape-Changing IP, in the Additional Field of Use (as defined in the License Agreement). We are obligated to pay Incept a royalty equal to a low-single-digit percentage of net sales made by us or our affiliates of any Licensed Products including or covered by Incept IP (as defined in the License Agreement) or Joint IP (as defined in the License Agreement) in the field of drug delivery. Any sublicensee of ours also will be obligated to pay Incept a royalty on net sales of Licensed Products made by it and will be bound by the terms of the agreement to the same extent as we are. We are obligated to reimburse Incept for our share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to us under the agreement. Our share of these fees and costs is equal to the total amount of such fees and costs divided by the total number of Incept’s exclusive licensees of the patent application. We have not included in the table above any payments to Incept under this license agreement as the amount, timing and likelihood of such payments are not known.

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

On March 2019, we issued the 2026 Convertible Notes pursuant to a note purchase agreement, or the Purchase Agreement. The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of the Company’s common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of the issued and outstanding common stock of the Company. The conversion rate is initially 153.8462 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price is $6.50 per share.  The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to the Company’s capitalization. At our election, we may choose to make such conversion payment in cash, in shares of common stock, or in a combination thereof. Upon any conversion of any 2026 Convertible Note, we are obligated to make a cash payment to the holder of such 2026 Convertible Note for any interest accrued but unpaid on the principal amount converted. Upon the occurrence of a Corporate Transaction (as defined in the 2026 Convertible Notes), the holder of a 2026 Convertible Note is entitled, at such holder’s option, to convert all of the outstanding principal amount of the 2026 Convertible Note in accordance with the foregoing and receive an additional, “make-whole” cash payment in accordance with a table set forth in each 2026 Convertible Note.

Upon the occurrence of a Corporate Transaction, each holder of a 2026 Convertible Note has the option to require us to repurchase all or part of the outstanding principal amount of such 2026 Convertible Note at a repurchase price equal to 100% of the outstanding principal amount of the 2026 Convertible Note to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

On or after March 1, 2022, if the last reported sale price of the common stock has been at least 130% of the conversion rate then in effect for twenty of the preceding thirty trading days (including the last trading day of such period), we are entitled, at our option, to redeem all or part of the outstanding principal amount of the 2026 Convertible Notes, on a pro rata basis, at an optional redemption price equal to 100% of the outstanding principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the optional redemption date.

The Purchase Agreement contains customary representations and warranties by us and the noteholder. The Purchase Agreement does not include any financial covenants. Our obligations under the Purchase Agreement and the 2026 Convertible Notes are subject to acceleration upon the occurrence of specified events of default, including a default or breach of certain contracts material to us and the delisting and deregistration of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of March 31, 2019, we had cash and cash equivalents of $76.3 million, which consisted of money market funds.  We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased our common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs’ filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018.  The court held oral argument on the motion to dismiss on February 6, 2019.  By order dated April 30, 2019, the court granted defendants’ motion to dismiss.

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

In addition, we have received a subpoena from the SEC, dated December 15, 2017, requesting documents and information concerning DEXTENZA (dexamethasone insert) 0.4mg, including related communications with the U.S. Food and Drug Administration, investors and others.  We received a second subpoena from the SEC on August 21, 2018, requesting documents and information concerning its participation in two investor conferences in June 2017.  By letter dated May 2, 2019, the SEC notified us that the SEC had concluded its investigation and did not intend to recommend an enforcement action against us or any individuals.

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

Since inception, we have incurred significant operating losses. Our net losses were $63.4 million for the year ended December 31, 2017, $60.0 million for the year ended December 31, 2018, and $17.1 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $314.4 million. Through March 31, 2019, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and the potential commercial launch of DEXTENZA® for the treatment of ocular pain following ophthalmic surgery. Although we expect to generate revenue from sales of DEXTENZA following its commercial launch, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

•	commercially launch DEXTENZA in the United States;

•	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, OTX-TP and DEXTENZA for additional indications;

•	continue clinical trials of our product candidates OTX-TIC and OTX-TKI;

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

ReSure Sealant has been our only source of revenue from product sales. However, sales of ReSure Sealant have not generated significant revenue.  For us to become and remain profitable, we will need to succeed in developing and commercializing DEXTENZA and potentially other products with significant market potential. This will require us or our current or future collaborators to be successful in a range of challenging activities, including:

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we commercially launch DEXTENZA for the treatment of ocular pain following ophthalmic surgery, including expanding our product manufacturing, sales, marketing and distribution capabilities.  We also expect to devote substantial financial resources as we conduct late stage clinical trials for our local programmed-release drug delivery product candidates, in particular OTX-TP and DEXTENZA for additional indications, and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results. In addition, we plan to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates. Accordingly, we will need to obtain substantial additional funding to fully support our continuing operations and the planned commercial launch of DEXTENZA. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of March 31, 2019, we had cash and cash equivalents of $76.3 million, outstanding debt of $24.8 million, net of unamortized discount and $37.5 million aggregate principal amount of senior subordinated convertible notes.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of March 31, 2019, without giving effect to any potential payment under our Collaboration Agreement with Regeneron, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter 2020.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including :

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

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

•	the extent of our debt service obligations;

•	the amounts we are entitled to receive, if any, from Regeneron for potential option exercise, development, regulatory and sales milestones and royalty payments;

•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

•	the costs and outcomes of legal actions and proceedings, including the current lawsuits described under “Item 1—Legal Proceedings”;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or invest in other businesses, products and technologies.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides for the potential receipt of  option exercise, development, regulatory and sales milestones and royalty payments.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under our Credit Facility may limit our ability to obtain additional debt financing.

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents, anticipated product revenue from DEXTENZA and potential payments under our collaboration with Regeneron and funds from external sources.  However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt.  Funds from external sources may not be available on acceptable terms, if at all.  In addition, a failure to comply with the conditions of our Credit Facility or the Convertible Notes could result in an event of default under those instruments.  In the event of an acceleration of amounts due under our Credit Facility or the Convertible Notes as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness.  In addition, the covenants under our existing Credit Facility and the pledge of our assets, including our intellectual property, as collateral limit our ability to obtain additional debt financing.

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

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular insert products and product candidates for diseases and conditions of the front of the eye.  In particular, we are investing substantial resources to complete the development of DEXTENZA for post-surgical ocular inflammation and allergic conjunctivitis, OTX-TP for glaucoma and ocular hypertension, OTX-TIC for glaucoma and ocular hypertension and OTX-TKI for wet age-related macular degeneration, or wet AMD.  We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether our products and product candidates will receive marketing approval or reach successful commercialization.  Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications and OTX-TP.

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

We announced topline results from a third Phase 3 clinical trial of DEXTENZA for post-surgical ocular pain and inflammation in November 2016, which we plan to use to support the potential labeling expansion of DEXTENZA’s indications for use.  We modified the design of this third Phase 3 clinical trial compared to our two previous Phase 3 clinical trials of DEXTENZA based on our learnings from these trials.  In this trial, DEXTENZA successfully met its two primary efficacy endpoints for pain and inflammation, achieving statistically significant differences between the treatment group and the placebo group for the absence of inflammatory cells on day 14 and the absence of pain on day 8, respectively.  Secondary analyses on the primary efficacy measures have also been completed.  DEXTENZA achieved each of the secondary endpoints related to absence of inflammatory cells, absence of pain, and absence of anterior chamber flare with statistical significance compared to placebo at each of the pre-specified time points, with the exception of the endpoint for the absence of inflammatory cells at day 2 (which is the day following surgery).  Based on the results of our third Phase 3 clinical trial of DEXTENZA and subsequent approval in December 2018 for the pain indication pursuant to the initial NDA, we submitted an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation in January 2019, and the FDA has set a Prescription Drug User Fee Act (PDUFA) target action date of November 10, 2019 for its review of the sNDA.

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

We completed an End‑of‑Phase 2 review with the FDA in April 2016 and initiated the first of two planned Phase 3 clinical trials of OTX‑TP in September 2016.  We believe that the current Phase 3 trial is powered with an appropriate number of patients to measure whether OTX-TP is superior as compared to a placebo vehicle intracanalicular insert in the reduction of mean IOP from baseline at all of the nine diurnal time points at week 2, week 6 and week 12 visits.   Based on discussions with the FDA, the Phase 3 clinical trial design has significant differences as compared to our completed Phase 2 clinical trials. In particular, the most notable changes from our first Phase 2 clinical trial to our first Phase 3 clinical trial are that our first Phase 3 clinical trial enrolls more subjects at a greater number of sites, has a different randomization, measures the primary efficacy endpoints on different days and at different time points, has a longer washout period. Despite these changes to our clinical trial protocol, we cannot be certain that our first Phase 3 clinical trial will be successful.  We do not intend to initiate the second Phase 3 clinical trial until we receive data from the first Phase 3 clinical trial and discuss the results with the FDA. If we do not achieve our primary endpoint in the Phase 3 clinical trials with statistical significance or do not achieve a clinically meaningful reduction in IOP, we may not obtain marketing approval for OTX-TP.

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

We may not be able to initiate or continue clinical trials for our local programmed-release drug delivery product candidates or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States.  Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with patient enrollment.  For example, in the third quarter of 2017, we initiated a Phase 1 clinical trial of OTX-TIC outside the United States.  After several months, after not enrolling any patients, we closed this trial in the second quarter of 2018.  Additionally, we intended to initiate a Phase 1 clinical trial of OTX-TKI outside the United States in 2018, and we started dosing patients in the first quarter of 2019.

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

Our first Phase 3 clinical trial of OTX-TP has reached the target enrollment of 550 patients at approximately 50 sites in the United States and is the largest clinical trial we have conducted to date.  While now complete, enrollment in this trial was slower than projected.  Our inability to enroll a sufficient number of patients in any of our other clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals.  Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

We are currently directing all of our development efforts towards applying our proprietary, bioresorbable hydrogel technology platform to products and product candidates that are designed to provide extended delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs.  We have a number of products and product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other front-of-the-eye diseases and conditions.  We are also developing  hydrogel drug delivery implants designed to release therapeutic antibodies and small molecules such as TKIs to modulate the biological activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet AMD.  In October 2016, we entered into a collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.  Our existing product candidates and any other potential product candidates that we or our collaborators identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  We are also considering the future growth potential of the hydrogel platform technology in new areas of the body. If we do not successfully develop and commercialize our products and product candidates that we or our current or future collaborators develop based upon our technological approach, we will not be able to obtain substantial product revenues or revenue from collaboration agreements, including our collaboration with Regeneron, in future periods.

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

Currently, we maintain insurance coverage against damage to our property and equipment in the amount of up to $26.2 million and to cover business interruption and research and development restoration expenses in the amount of up to $2.8 million.  However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer.  We may be unable to meet our requirements for DEXTENZA, ReSure Sealant, or any of our product candidates if there were a catastrophic event or failure of our current manufacturing facility or processes.

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

We have limited experience in the sale, marketing and distribution of drug and device products.  To achieve commercial success for DEXTENZA, ReSure Sealant, and any product candidate for which we obtain marketing approval, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We have built our own highly targeted, key account sales force for DEXTENZA that will focus on ambulatory surgical centers responsible for the largest volumes of cataract surgery. We commercially launched ReSure Sealant in February 2014 on a region by region basis in the United States through a network of independent distributors.  In early 2017, we terminated these distributors and hired a contract sales force of four representatives to sell ReSure Sealant.  We have subsequently terminated the agreement with the contract sales force to sell ReSure Sealant.

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

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018.  DEXYCU is an injection of dexamethasone into the anterior chamber of the eye to treat inflammation associated with cataract surgery.  Other companies have also advanced into Phase 3 clinical development biodegradable, programmed-release drug delivery product candidates that could compete with our intracanalicular insert products and product candidates.  ReSure Sealant is the first and only surgical sealant approved for ophthalmic use in the United States, but will compete with sutures as an alternative method for closing ophthalmic wounds.  Multiple companies, including our collaborator Regeneron, are exploring in early stage development alternative means to deliver anti-VEGF and TKI products in an extended-delivery fashion to the back of the eye.

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

We applied for a transitional pass-through reimbursement status, or C-code, on November 30, 2018 for DEXTENZA from the Centers for Medicare and Medicaid Services, or CMS, which we expect to receive in the middle of 2019.  We expect pricing for DEXTENZA while in pass-through status to be approximately $540 per surgery.  We expect pass-through status would remain in effect for up to three years depending on when we apply for and receive this reimbursement code.  We submitted an application to the CMS for a J-code for DEXTENZA on December 28, 2018, and received a preliminary recommendation for a J-code in April 2019. We expect to submit to the CMS for a standard J-code for OTX-TP for the treatment of glaucoma and ocular hypertension, if our clinical trials are successful and if our

NDA filings and sNDA are approved by the FDA.  There are no assurances that we will be successful in obtaining and retaining reimbursement for our products and product candidates.

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

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Our ability to generate revenues from the Collaboration Agreement will depend on our and Regeneron’s abilities to successfully perform the functions assigned to each of us under the Collaboration Agreement.  We did not receive any upfront payment under the Collaboration Agreement, although Regeneron has an option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Regeneron has agreed to pay us $10 million upon exercise of the option.  The option is exclusive until 12 months after Regeneron has received a product candidate in accordance with a collaboration plan and non-exclusive for an additional six months following the end of the exclusive period.  In December 2017, we delivered to Regeneron what we believed to be the final formulation for Regeneron’s initial preclinical tolerability study. Regeneron initiated the preclinical study in early 2018.  We and Regeneron have subsequently reached an understanding that the proposed formulation was not final and have ceased development of it.  We are currently in discussions with Regeneron, in accordance with the terms of the Collaboration Agreement, regarding the development of an alternative formulation and the related impact on the designated option period. Although we are engaged in ongoing discussions with Regeneron, Regeneron has not informed us of its decision to exercise the option.  While we await a decision from Regeneron, we are not actively pursuing further formulation development or other preclinical testing under the Collaboration Agreement.  Under the Collaboration Agreement, we are obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances.  We are also entitled to receive under the terms of the Collaboration Agreement specified development, regulatory and sales milestone payments, as well as royalty payments.

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

We are also aware of a U.S. patent with an expiration in 2020 with claims directed to formulations of hydrogels and which could be alleged to cover the hydrogel formulations used in our product candidates OTX-TP and OTX-MP. Based on the specifications and file history of that patent, we believe its claims should be construed with a scope that does not cover our product candidates. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity. Further, we have been made aware by a third party of three patents relating to intracanalicular inserts that may relate to, and potentially could be asserted against our intracanalicular insert product and product candidates, including DEXTENZA. We believe that DEXTENZA does not infringe the claims of one of more of these patents. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity.  We initiated both legal and administrative proceedings against these patents in order to show that DEXTENZA does not infringe the claims of these patents or that these patents are invalid.  We have settled the legal proceedings related to one of these patents and continue with the administrative proceedings related to the other two patents.

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

In order to market and sell DEXTENZA, ReSure Sealant or our product candidates in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements.  The approval procedure varies among countries and can involve additional testing.  The time required to obtain approval may differ substantially from that required to obtain FDA approval.  The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval.  In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country.  We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all.  Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.  However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in other countries.  We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date.  Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our products or product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our products or product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

The FDA required two post-approval studies as a condition for approval of our premarket approval application, for ReSure Sealant.  The first post-approval study, identified as the Clinical PAS, was to enroll at least 598 patients to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant.  We submitted the final study report of the Clinical PAS to the FDA in June 2016, and the FDA has confirmed the Clinical PAS has been completed.  The second post-approval study, identified as the Device Exposure Registry Study, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant.  The Device Exposure Registry Study is required to include at least 4,857 patients.  In December 2015, the CMS denied our application for a tracking or research code for ReSure Sealant commercial use.  In July 2016, the FDA approved the Device Exposure Registry Study protocol.  We are required to provide periodic reports to the FDA on the progress of this post-approval study until it is completed.  We initiated enrollment in this study in December 2016 and submitted our first progress report to FDA in January 2017. Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we have been unable to enroll trial sites and patients, collect patient data and report study data to the FDA.  On October 18, 2018, we received a warning letter from the FDA, dated October 17, 2018, relating to our compliance with data collection and information reporting obligations in this study.  We appealed the warning letter from the FDA.  In December 2018, the FDA rejected our appeal. A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the Device Exposure Registry Study requirements.  We are working with the registry vendor to finalize a formal study protocol which we intend to submit to the FDA for comment before the study is conducted.  Following review of the results from these post-approval studies, any concerns with respect to endophthalmitis that we are unable to address due to the lack of completion of the study would negatively affect our ability to commercialize ReSure Sealant.  Failure by us to conduct the Device Exposure Registry Study to the FDA’s satisfaction may result in withdrawal of the FDA’s approval of ReSure Sealant or other regulatory action.

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

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR will continue to be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

With enactment of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, has become effective.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Moreover, on December 14, 2018, a United States District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, the CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs.  Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while adding a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that such initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to amend the ACA is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research‑based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.  Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

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

We are currently subject to legal proceedings related to the decline in our stock price, which could distract our management and could result in substantial costs or large judgments against us.

In July 2017, we experienced a decline in our stock price following our announcement that we had received notice of the FDA’s determination that it could not approve our NDA for DEXTENZA in its then present form. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In July and August 2017, class action lawsuits were filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, which were transferred to the United States District Court for the District of Massachusetts at our request and were subsequently consolidated. The court dismiss the consolidated cases in April 2019; that dismissal may be subject to appeal. In addition, in July 2017, shareholder derivative actions were filed against certain of our current and former executive officers, certain of our current and former board members, and two of our investors and against the company as a nominal defendant, in the United States District Court for the District of Massachusetts and in Massachusetts Superior Court (Suffolk County).  These actions were re-filed in October and December 2017, were consolidated by court order in January 2018, and are now pending under one docket in Massachusetts Superior Court (Suffolk County).  In January 2018, a third shareholder derivative action was filed against us, certain of our current and former executive officers, and certain of our current and former board members in the United States District Court for the District of Massachusetts.  In February 2018, a fourth shareholder derivative action was filed against us, certain of our current and former executive officers, certain of our current and former board members, and two of our investors in the United States District Court for the District of Delaware. We also received subpoenas from the SEC in December 2017 and August 2018 seeking documents and information concerning DEXTENZA, including related communications with the FDA and investors. In May 2019, the SEC notified us that the SEC had concluded its investigation. Due to the volatility in our stock price, we may be the target of similar proceedings in the future.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company.  We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize DEXTENZA, OTX-TP or our other product candidates.  As described in “Item 1— Legal Proceedings,” we and certain of our current and former executive officers and current and former board members have been named as defendants in purported class action lawsuits and derivative lawsuits.  These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

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

Item 5. Other Information.

On April 4, 2019, we entered into a sublease agreement, which we refer to as the Lease Agreement, with Holcim (US) Inc. for approximately 30,036 square feet of general office space located at 24 Crosby Drive in Bedford, Massachusetts and accompanying parking spaces.  The lease term commenced on April 17, 2019 and expires on March 31, 2024.  The Lease Agreement does not include any renewal option and is subordinate to the master lease to which Holcim is a party.

No base rent is due under the Lease Agreement until July 2019.  The initial annual base rent is approximately $0.6 million and will increase annually beginning on April 1 of each year.  We are obligated to pay all real estate taxes and costs related to the premises, and the Lease Agreement is non-cancelable.  We posted a customary letter of credit in the amount of approximately $0.2 million as a security deposit.

The Lease Agreement contains certain events of default, including failure to pay rent or other payments when due, failure to maintain insurance, and certain events of insolvency.  In the event of a default  by the Company, the Landlord may, subject to certain limitations, terminate the Lease and recover from the Company, as and for liquidated damages, the sum of (a) an amount equal to the then-present value of the rent remaining under the term of the Lease Agreement including any amounts treated as additional rent and other sums payable by us under the Lease Agreement, minus the fair rental value of the premises; (b) the value of the time and expenses necessary to obtain a replacement tenant and recover and release the premises; and (c) the cost of performing any covenants which otherwise would have been performed by us under our tenancy.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

4.1	Registration Rights Agreement, dated as of March 1, 2019, by and among Ocular Therapeutix, Inc. and the Purchasers identified therein	10-K	001-36554	3/7/2019	4.2

10.1	Note Purchase Agreement (including Form of Senior Subordinated Convertible Note), dated as of February 21, 2019, by and among Ocular Therapeutix, Inc. and the Purchasers listed therein.	8-K	001-36554	2/21/2019	10.1

10.2	First Amendment to Third Amended and Restated Credit and Security Agreement, dated as of February 21, 2019, by and among Ocular Therapeutix, Inc., MidCap Financial Trust, as administrative agent, and the Lenders listed therein.	8-K	001-36554	2/21/2019	10.3

10.3	Subordination Agreement, dated as of February 21, 2019, by and among Ocular Therapeutix, Inc., MidCap Financial Trust, as administrative agent, and the Lenders listed therein.	8-K	001-36554	2/21/2019	10.4

10.4	Sublease, dated as of April 4, 2019, by and among Ocular Therapeutix, Inc. and Holcim (US) Inc.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: May 10, 2019	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)