Form 10-Q
period 2019-06-30
OCULAR THERAPEUTIX, INC
filed 2019-08-07
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, there were 47,196,222 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our commercialization efforts for our product DEXTENZA®;

•	our plans to develop and commercialize DEXTENZA® for additional indications and our other product candidates based on our proprietary bioresorbable hydrogel technology platform;

•	our ability to manufacture DEXTENZA in compliance with current Good Manufacturing Practices, or cGMP;

•	our ability to build and manage a sales, marketing and distribution infrastructure to support the commercialization of DEXTENZA;
•	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and OTX-TP and our other product candidates;
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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

Ocular Therapeutix, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$61,765	$54,062
Accounts receivable	615	201
Inventory	762	217
Prepaid expenses and other current assets	2,294	1,713
Total current assets	65,436	56,193
Property and equipment, net	10,532	10,236
Restricted cash	6,764	6,614
Operating lease assets	7,010	—
Total assets	$89,742	$73,043
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,044	$2,965
Accrued expenses and other current liabilities	5,059	6,194
Operating lease liabilities	1,024	—
Total current liabilities	10,127	9,159
Other liabilities	—	3,221
Operating lease liabilities, net of current portion	9,493	—
Derivative liability	13,068	—
Notes payable, net of discount	24,898	24,788
2026 convertible notes, net	23,898	—
Total liabilities	81,484	37,168
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized and 44,101,583 and 41,518,091 shares issued and outstanding at June 30, 2019 and December 31, 2018	4	4
Additional paid-in capital	347,074	333,114
Accumulated deficit	(338,820)	(297,243)
Total stockholders’ equity	8,258	35,875
Total liabilities and stockholders’ equity	$89,742	$73,043

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Product revenue, net	$650	$648	$1,142	$988
Total revenue, net	650	648	1,142	988
Costs and operating expenses:
Cost of product revenue	552	153	680	233
Research and development	9,414	8,745	20,731	16,972
Selling and marketing	7,225	867	10,572	1,584
General and administrative	5,058	4,447	10,416	9,218
Total costs and operating expenses	22,249	14,212	42,399	28,007
Loss from operations	(21,599)	(13,564)	(41,257)	(27,019)
Other income (expense):
Interest income	379	215	708	391
Interest expense	(1,627)	(455)	(2,645)	(941)
Change in fair value of derivative liability	(1,606)	—	1,617	—
Total other income (expense), net	(2,854)	(240)	(320)	(550)
Net loss and comprehensive loss	$(24,453)	$(13,804)	$(41,577)	$(27,569)
Net loss per share, basic and diluted	$(0.57)	$(0.37)	$(0.98)	$(0.76)
Weighted average common shares outstanding, basic and diluted	42,910,084	37,524,512	42,582,501	36,160,251

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(41,577)	$(27,569)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,637	3,661
Non-cash interest expense	1,418	185
Non-cash operating lease costs	330	—
Change in fair value of derivative liability	(1,617)	—
Depreciation and amortization expense	1,187	1,131
Changes in operating assets and liabilities:
Accounts receivable	(414)	(59)
Prepaid expenses and other current assets	(581)	231
Inventory	(545)	(9)
Accounts payable	774	(1,539)
Accrued expenses and deferred rent	(869)	(738)
Operating lease liabilities	(310)	—
Net cash used in operating activities	(38,567)	(24,706)
Cash flows from investing activities:
Purchases of property and equipment	(1,218)	(937)
Net cash used in investing activities	(1,218)	(937)
Cash flows from financing activities:
Proceeds from issuance of 2026 convertible notes, net of issuance costs	37,275	—
Proceeds from exercise of stock options	1	273
Proceeds from issuance of common stock pursuant to employee stock purchase plan	294	119
Proceeds from issuance of common stock offering, net	10,068	43,118
Repayment of notes payable	—	(2,571)
Net cash provided by financing activities	47,638	40,939
Net increase in cash, cash equivalents and restricted cash	7,853	15,296
Cash, cash equivalents and restricted cash at beginning of period	60,676	43,152
Cash, cash equivalents and restricted cash at end of period	$68,529	$58,448
Supplemental disclosure of non-cash investing and financing activities:
Additional right of use asset and related lease liability	$2,044	$—
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$265	$89
Derivative liability in connection with issuance of 2026 convertible notes	$14,685	$—
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$40	$20

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2018	41,518,091	$4	$333,114	$(297,243)	$35,875
Issuance of common stock upon exercise of stock options	406	—	1	—	1
Issuance of common stock upon public offering, net of issuance costs	1,318,481	—	4,954	—	4,954
Stock-based compensation expense	—	—	1,942	—	1,942
Net loss	—	—	—	(17,124)	(17,124)
Balances at March 31, 2019	42,836,978	$4	$340,011	$(314,367)	$25,648
Issuance of common stock in connection with employee stock purchase plan	84,238	—	294	—	294
Issuance of common stock upon public offering, net of issuance costs	1,180,367	—	5,074	—	5,074
Stock-based compensation expense	—	—	1,695	—	1,695
Net loss	—	—	—	(24,453)	(24,453)
Balances at June 30, 2019	44,101,583	$4	$347,074	$(338,820)	$8,258

Ocular Therapeutix, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2017	29,658,202	$3	$263,409	$(237,265)	$26,147
Issuance of common stock upon exercise of stock options	146,852	—	266	—	266
Issuance of common stock upon public offering, net of issuance costs	7,475,000	1	34,704	—	34,705
Stock-based compensation expense	—	—	1,831	—	1,831
Net loss	—	—	—	(13,765)	(13,765)
Balances at March 31, 2018	37,280,054	$4	$300,210	$(251,030)	$49,184
Issuance of common stock upon exercise of stock options	1,207	—	7	—	7
Issuance of common stock in connection with employee stock purchase plan	29,141	—	119	—	119
Issuance of common stock upon public offering, net of issuance costs	1,166,535	—	8,393	—	8,393
Stock-based compensation expense	—	—	1,830	—	1,830
Net loss	—	—	—	(13,804)	(13,804)
Balances at June 30, 2018	38,476,937	$4	$310,559	$(264,834)	$45,729

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations, regulatory approval and compliance, reimbursement, uncertainty of market acceptance of products and the need to obtain additional financing. Recently approved products will require significant sales, marketing and distribution support up to and including upon their launch. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization.

As of June 30, 2019, the Company’s lead product candidate DEXTENZA® (dexamethasone insert) 0.4mg, has been approved by the FDA and the Company’s other product candidates are in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations, including to support the commercial launch of DEXTENZA.

The Company believes that its existing cash and cash equivalents as of June 30, 2019, along with $14,841 raised under its open market sales agreement in the third quarter as of August 5, 2019 (Note 15), the $5,000 of restricted cash of June 30, 2019, which effective August 2, 2019 is no longer restricted as to the Company’s withdrawal or usage (Note 15), and anticipated cash inflows from DEXTENZA product sales, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements into the third quarter of calendar year 2020.  The Company, has no history of commercialization of DEXTENZA and management does not yet have sufficient historical evidence to assert that it is probable that the Company will receive sufficient revenues from its sales of DEXTENZA to fund operations. Therefore,  management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements. The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of June 30, 2019, the Company had an accumulated deficit of $338,820.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K on file with the SEC.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2019 and results of operations and cash flows for the three and six months ended June 30, 2019 and 2018 have been made.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

The Company’s cash equivalents at June 30, 2019 and December 31, 2018, were carried at fair value determined according to the fair value hierarchy described above (Note 3).  The Company’s derivative liability at June 30, 2019 was carried at fair value determined according to the fair value hierarchy described above and classified as a Level 3 measurement. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

The carrying value of the Company’s variable interest rate notes payable ( Note 8) are recorded at amortized costs, which approximates fair value due to their short-term nature.

On March 1, 2019, the Company issued $37,500 aggregate principal amount of unsecured senior subordinated convertible notes (the “2026 Convertible Notes”) (Note 5) and is carried, net of derivative liability, at its amortized cost of $23,898 at June 30, 2019.  The estimated fair value of the 2026 Convertible Notes was $36,224 at June 30, 2019. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The most significant input when determining the fair value for disclosure purposes is the discount rate. The discount rate is updated each period to reflect the yield of a comparable instrument issued as of the valuation date.  The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

Revenue Recognition

The Company recognizes product revenue from DEXTENZA for the treatment of post-surgical ocular inflammation and pain, which it began selling to customers in June 2019, and ReSure Sealant.  The Company has generated limited revenues from ReSure Sealant to date and does not expect significant future sales.

In November 2018, the FDA approved DEXTENZA for the treatment of ocular pain following ophthalmic surgery. The Company entered into a limited number of arrangements with specialty distributors in the United States to distribute DEXTENZA. Topic 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract with a customer under Topic 606, including when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product revenue, see Product Revenue, Net (below).

Product Revenue, Net— The Company derives its product revenues from the sale of DEXTENZA in the United States to customers, which includes a limited number of specialty distributors, who then subsequently resell DEXTENZA to physicians, clinics and certain medical centers or hospitals. In addition to distribution agreements with customers, the Company enters into arrangements with government payers that provide for government mandated rebates and chargebacks with respect to the purchase of DEXTENZA.

The Company recognizes revenue on product sales when the customer obtains control of the Company's product, which occurs at a point in time (upon delivery to the customer). The Company has determined that the delivery of

DEXTENZA to its customers constitutes a single performance obligation.  There are no other promises to deliver goods or services beyond what is specified in each accepted customer order.  The Company has assessed the existence of a significant financing component in the agreements with its customers.  The trade payment terms with our customers do not exceed one year and therefore the Company has elected to apply the practical expedient and no amount of consideration has been allocated as a financing component.  Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

Transaction Price, including Variable Consideration— Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, government chargebacks, discounts and rebates, and other incentives, such as voluntary patient assistance, and other fee-for-service amounts that are detailed within contracts between the Company and its customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price, only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s original estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances—The Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through June 30, 2019, as well as a reduction to trade receivables, net on the consolidated balance sheets.

Product Returns— Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company in certain circumstances as further discussed below.  The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses and other current liabilities, in the accompanying consolidated balance sheets.  The Company currently estimates product return reserves using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has received no returns to date and believes the returns of DEXTENZA will be minimal.

 The Company’s limited right of return allows for eligible returns of DEXTENZA in the following circumstances:

•	Shipment errors that were the result of an error by the Company;
•	Quantity delivered that is greater or less than the quantity ordered;
•	Product distributed by the Company that is damaged in transit prior to receipt by the customer;
•	Product from physicians, clinics, medical centers and hospitals that was not administered to the patient that is rendered non-unusable due to spoilage or mishandling
•

Expired product, previously purchased directly from the Company, that is returned during the period beginning six months prior to the product’s expiration date and ending twelve months after the product’s expiration date;

•	Product subject to a recall; and
•	Product that the Company, at its sole discretion, has specified to be returned.

Government Chargebacks— Chargebacks for fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and 340B entities at prices lower than the list prices charged to customers who directly purchase the product from the Company.  The 340B Drug Discount Program is a U.S. federal government program created in 1992 that requires drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at significantly reduced prices.   Customers charge the Company for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and trade receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified government healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit.

Government Rebates— The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. For Medicaid programs, the Company estimates the portion of sales attributed to Medicaid patients and records a liability for the rebates to be paid to the respective state Medicaid programs.  The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Other Incentives— Other incentives which the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as an accrued expenses and other current liabilities on the consolidated balance sheets.

Inventory

The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified.  Such impairment charges, should they occur, are recorded within cost of product revenue.  The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of product revenue in the consolidated statements of operations and comprehensive loss.

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory acquired prior to receipt of marketing approval of a product candidate is expensed as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical manufacturing campaign.  Inventory produced that will be used in promotional marketing campaigns is expensed to selling, general and administrative expense when it is selected for use in a marketing program.

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

Restricted Cash

The Company held restricted cash of $6,764 and $6,614 at June 30, 2019 and December 31, 2018, respectively, on its consolidated balance sheet.  The Company held restricted cash as security deposits for the lease of its manufacturing space and corporate headquarters and a financial covenant associated with the terms of its existing debt with lenders for total indebtedness of $25,000, which restricts the Company's withdrawal or usage of $5,000 (Note 8).  Effective August 2, 2019, $5,000 is no longer restricted as to the Company’s withdrawal or usage (Note 15).

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	June 30,	June 30,	December 31,	December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$61,765	$56,834	$54,062	$41,538
Restricted cash	6,764	1,614	6,614	1,614
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$68,529	$58,448	$60,676	$43,152

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

Recently Issued and Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), a new standard issued to increase transparency and comparability among organizations related to their leasing activities. This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and lease liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements to meet the objective of allowing users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$59,585	$—	$59,585

Liability:
Derivative liability (Note 4)	—	—	13,068	13,068
Total	$—	$59,585	$13,068	$72,653

	Fair Value Measurements as of
	December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$50,906	$—	$50,906
Total	$—	$50,906	$—	$50,906

During the six months ended June 30, 2019 there were no transfers between Level 1, Level 2 and Level 3.

4. Derivative Liability

The 2026 Convertible Notes (Note 5) contained an embedded conversion option that met the criteria to be bifurcated and accounted for separately from the 2026 Convertible Notes (the "Derivative Liability"). The Derivative Liability was recorded at fair value of $14,685 upon the issuance of the 2026 Convertible Notes and is subsequently remeasured to fair value at each reporting period.  The Derivative Liability was initially valued and remeasured using a "with-and-without" method. The "with-and-without" methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Derivative Liability.

The fair value of the 2026 Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The key inputs to valuing the 2026 Convertible Notes with the conversion option as of June 30, 2019 include the Company’s stock price on the valuation date ($4.40 on June 30, 2019); the expected annual volatility of the Company’s stock (88%) and the discount yield (12.6%), which was derived by making the fair value of the 2026 Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

A roll forward of the derivative liability is as follows:

As of
June 30, 2019
Balance at December 31, 2018	$—
Initial value	14,685
Change in fair value	(1,617)
Balance at June 30, 2019	$13,068

5. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount  at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed.  The Company includes the deferred interest in the balance of the 2026 Convertible Notes on its consolidated balance sheet. The effective annual interest rate for the 2026 Convertible Notes was 13.5% through June 30, 2019.

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

A summary of the 2026 Convertible Notes at June 30, 2019 is as follows:

June 30,
2019
2026 Convertible Notes	$37,500
Less: unamortized discount	(14,358)
23,142
Interest	756
Total	$23,898

6. Income Taxes

The Company did not provide for any income taxes in its consolidated statement of operations and comprehensive loss for the three and six-month periods ended June  30, 2019 or 2018.  The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2019 and December 31, 2018, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2019 or December 31, 2018.  As of June 30, 2019 and December 31, 2018, the Company had no accrued interest or tax penalties recorded related to income taxes.  The Company’s income tax return reporting periods since December 31, 2014 are open to income tax audit examination by the federal and state tax authorities.  In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

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

If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan.  The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates.  If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product.  Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.  Through June 30, 2019, the Option has not been exercised, and no payments have been made.

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

8. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”).  The Company has a total borrowing capacity of $25,000 under the Credit Facility which has been fully drawn down as of June 30, 2019.

In December 2018, the Company amended the terms of the Credit Agreement to increase total indebtedness under the Credit Facility to $25,000, which was used primarily to pay-off outstanding balances as of the closing date.  The Company is required to make interest-only payments under the Credit Facility until December 2020. Commencing in January 2021, the Company is required to make 36 equal monthly installments of principal in the amount of $694, plus interest, through December 2023.  In the event the Company achieves certain milestones under the Credit Agreement, the Company has the right to extend the interest-only payments through December 21, 2021 and make 24 equal monthly installments of principal in the amount of $1,042, plus interest.  The Company has not assumed the achievement of these milestones for purposes of disclosures herein.

Amounts borrowed under the Credit Facility are at LIBOR base rate, subject to 2.00% floor, plus 7.25%.  The interest rate on the date of the amendment was 9.76%.  In addition, a final payment (exit fee) equal to 3.5% of amounts drawn under the Credit Facility, or $875 based on borrowings of $25,000, is due upon the maturity date of December 21, 2023.  The Company is accruing the exit fee through December 21, 2023.

Under the Credit Agreement, the Company is required to maintain a minimum of $5,000 of cash on hand as a financial covenant to the borrowing arrangement, which the Company has included in long-term restricted cash in the consolidated balance sheet as of June 30, 2019.  Effective August 2, 2019, the Credit Agreement was amended such that the $5,000 is no longer restricted as to the Company’s withdrawal or usage (Note 15).  There are no financial covenants associated with the Credit Agreement.  However, the Credit Agreement does contain negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions.  The Company is not in violation of any of the covenants.  The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.  The debt is collateralized by substantially all of the Company’s assets, including its intellectual property.

In accordance with the Credit Agreement, in connection with the Company’s desire to issue and sell the 2026 Convertible Notes, the Company amended the terms of its debt with existing lenders in February 2019. The amendment added to the Credit Agreement, among other provisions, a negative covenant restricting the Company from paying the holders of the 2026 Convertible Notes ahead in priority to the existing lenders, for so long as indebtedness remains outstanding under the Credit Facility, and a cross-default provision to establish that an event of default under the purchase agreement for the 2026 Convertible Notes also constitutes an event of default under the Credit Agreement.

Borrowings outstanding are as follows:

	June 30,	December 31,
	2019	2018
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	93	5
Unamortized discount	(195)	(217)
	$24,898	$24,788

As of June 30, 2019, the annual repayment requirements for the Credit Facility, inclusive of the final payment of $875 due at expiration, were as follows:

		Interest and
Year Ending December 31,	Principal	Final Payment	Total
Remainder of 2019	$—	$1,247	$1,247
2020	—	2,481	2,481
2021	8,333	2,094	10,427
2022	8,333	1,270	9,603
2023	8,334	1,319	9,653
	$25,000	$8,411	$33,411

Interest paid amounted to $1,227 and $757 for the six months ended June 30, 2019 and 2018, respectively.

9. Common Stock

On April 5, 2019, the Company entered into an Open Market Sale AgreementSM (the “2019 Sales Agreement”) with Jefferies, LLC (“Jefferies”), under which the Company may offer and sell its common stock having aggregate proceeds of up to $50,000 from time to time through Jefferies, acting as agent.   In the three and six months ended June 30, 2019, the Company sold 1,180,367 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $5,074 after underwriting discounts and commissions and expenses.

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

10. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(24,453)	$(13,804)	$(41,577)	$(27,569)
Denominator:
Weighted average common shares outstanding, basic and diluted	42,910,084	37,524,512	42,582,501	36,160,251
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.37)	$(0.98)	$(0.76)

The Company excluded the following common stock equivalents, outstanding as of June 30, 2019 and 2018, from the computation of diluted net loss per share for the three and six months ended June 30, 2019 and 2018 because they had an anti-dilutive impact due to the net loss incurred for the periods.

	As of June 30,
	2019	2018
Options to purchase common stock	7,607,342	5,190,096
Warrants for the purchase of common stock	18,939	18,939
	7,626,281	5,209,035

11. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards.  The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2019, the number of shares available for issuance under the 2014 Plan was increased by 1,659,218.  During the three and six months ended June 30, 2019, the Company granted options to purchase 419,600 and 2,710,000 shares of common stock, respectively, at a weighted exercise price of $3.85 and $4.06 per share, respectively. As of June 30, 2019, 863,544 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”).  The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2019, the number of shares available for issuance under the 2014 Plan was increased by 207,402.  During the three and six months ended June 30, 2019, 84,238 shares of common stock were issued.  As of June 30, 2019, 524,674 shares remained available for issuance under the ESPP.

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

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$593	$619	$1,213	$1,226
Selling and marketing	238	115	458	227
General and administrative	864	1,096	1,966	2,208
	$1,695	$1,830	$3,637	$3,661

As of June 30, 2019, the Company had an aggregate of $14,367 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.7 years.

As of June 30, 2019, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 24,584 shares of common stock.

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

The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license.  Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company.  The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Prior Agreement.  Through June 30, 2019, royalties paid under this agreement related to product sales were $244 and have been charged to cost of product revenue.

License Rights; Ownership of Intellectual Property

In the Second Amended Agreement, the parties have agreed to expand the field of use of the exclusive, worldwide, perpetual, irrevocable license held by the Company under the Prior Agreement to include specified intellectual property rights and technology owned or controlled by Incept to make, have made, use, offer for sale, sell, sublicense, have sublicensed, offer for sublicense and import, (i) consistent with the Prior Agreement, products delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to all human ophthalmic diseases or conditions (the “Ophthalmic Field of Use”) and (ii) as a result of the expansion of the scope of the license pursuant to the Prior Agreement, products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions (the “Additional Field of Use”).  The parties have further agreed to expand the field of use of the license for certain patents, patent applications and other rights pertaining to shape-changing hydrogel formulations thereunder (the “Shape-Changing IP”) to include all fields except those involving the nerves and associated tissues specified in the Second Amended Agreement.

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

Collaboration Agreement

In October 2016, the Company entered into the Collaboration Agreement with Regeneron as described in Note 7.  Under the terms of the Collaboration Agreement, the Company has granted Regeneron an Option to enter into an exclusive, worldwide license to develop and commercialize products containing the Company’s hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds.  If the Option is exercised, the Company is obligated to reimburse Regeneron for certain development costs incurred under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances.  Through June 30, 2019, the Option has not been exercised and no payments have been made to Regeneron.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased the Company’s common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018.  The court held oral argument on the motion to dismiss on February 6, 2019.  By order dated April 30, 2019, the court granted defendants’ motion to dismiss.  On May 31, 2019, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit regarding the District Court’s opinion and order of dismissal of the Complaint.

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

In addition, the Company received a subpoena from the SEC, dated December 15, 2017, requesting documents and information concerning DEXTENZA (dexamethasone insert) 0.4mg, including related communications with the FDA, investors and others.  The Company received a second subpoena from the SEC on August 21, 2018, requesting documents and information concerning its participation in two investor conferences in June 2017.  By letter dated May 2, 2019, the SEC notified the Company that the SEC had concluded its investigation and did not intend to recommend an enforcement action against the Company or any individuals.

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

13. Related Party Transactions

The Company has a license agreement with Incept to use and develop certain patent rights that it entered into in 2007, amended and restated in January 2012 and further amended and restated in September 2018 (Note 12).  Incept and certain owners of Incept are shareholders of the Company.  The Company’s former Chairman of the Board of Directors, President and Chief Executive Officer (“CEO”) is a general partner of Incept and has a 50% ownership stake in Incept.

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters.  Mr. Jonathan M. Sparks, Ph.D., a partner at McCarter & English, has also served in the capacity as the Company’s in-house counsel since October 2017. The Company incurred fees for legal services rendered by McCarter of $198 and $120 and $475 and $210 for the three and six months ended June 30, 2019 and 2018, respectively.  As of June 30, 2019, there was $51 recorded in accounts payable and $55 recorded in accrued expenses for McCarter.

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

On April 4, 2019, the Company entered into a non-cancelable lease for 30,036 square feet of space located at 24 Crosby Street in Bedford, Massachusetts to be used for office space.   The five-year lease commenced on April 18, 2019 and terminates on March 24, 2024 and does not include any lease renewal options.  The Company recorded an operating lease asset and liability of $2,044 on its consolidated balance sheet as of June 30, 2019 in connection with this lease.

The following table summarizes the presentation in the Company’s consolidated balance sheet of its operating leases:

		June 30,
	Balance sheet location	2019
Assets:
Operating lease assets	Operating lease assets	$7,010

Liability:
Current operating lease liabilities	Operating lease liabilities	$1,024
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	9,493
Total Operating lease liabilities:		$10,517

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss:

		For the	For the
		Three Months Ended	Six Months Ended
		June 30,	June 30,
	Statement of operations and comprehensive loss location	2019	2019
Operating lease costs	Research and development	$423	$792
	Selling and marketing	79	104
	General and administrative	89	137
		$591	$1,033

The minimum lease payments for the next five years and thereafter is expected to be as follows:

June 30,
Year Ending December 31,	2019
2019 (remaining six months)	1,182
2020	2,418
2021	2,483
2022	2,548
2023	2,358
Thereafter	5,383
Total lease payments	$16,372
Less: interest	5,855
Present value of operating lease liabilities	$10,517

Under the prior lease guidance minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2018, were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Minimum lease payments	$1,809	1,850	1,886	1,936	1,730	5,224	$14,435

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

June 30,
2019
Weighted average remaining lease term in years	6.9
Weighted average discount rate	13.55%

Supplemental disclosure of cash flow information related to our operating leases included in cash flows provided by operating activities in our consolidated statements of cash flows is as follows:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities	$445	$888

15. Subsequent Events

Amendment to Credit Agreement

On August 2, 2019, the Company entered into a second amendment to the Credit Agreement (Note 8) in which the lenders agreed to remove the financial covenant requiring the Company to maintain a minimum of $5,000 of cash on hand.  The effect of this amendment is that long-term restricted cash in the consolidated balance sheet as of June 30, 2019 is no longer restricted as to the Company’s withdrawal or usage and therefore will be reclassified to cash and cash equivalents.

Open Market Sales Agreement

From July 1, 2019 through August 5, 2019, the Company has sold 3,084,879 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $14,841 after underwriting discounts and commissions and expenses. Since inception of the 2019 Sales Agreement, the Company has sold an aggregate of 4,265,246 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $19,915 after underwriting discounts and commissions and expenses.

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

We currently incorporate U.S. Food and Drug Administration, or FDA, approved therapeutic agents, including small molecules and proteins, into our hydrogel technology with the goal of providing local programmed-release of drug to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intracanalicular inserts, intracameral implants and intravitreal implants. We have products and product candidates in pre-commercial, clinical and preclinical development applying this technology to treat post-surgical ocular inflammation and pain, allergic conjunctivitis, dry eye disease, glaucoma and ocular hypertension, and wet age-related macular degeneration, or wet AMD, among other conditions.

In November 2018, the FDA approved our new drug application, or NDA, for DEXTENZA® (dexamethasone ophthalmic insert) 0.4mg for intracanalicular use for the treatment of ocular pain following ophthalmic surgery.  DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular pain for up to 30 days with a single administration.  In June 2019, the FDA approved our supplemental new drug application, or sNDA, for DEXTENZA to treat post-surgical ocular inflammation. On July 1, 2019, we commercially launched DEXTENZA in the United States for the treatment of post-surgical ocular inflammation and pain. We have initiated an 80-subject, pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching in connection with allergic conjunctivitis.

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

Inflammation and Pain after Ocular Surgery

DEXTENZA ® (dexamethasone ophthalmic insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. In November 2018 the FDA approved our NDA for DEXTENZA for the treatment of post-surgical ocular pain. In June 2019, the FDA approved our sNDA, for DEXTENZA to treat post-surgical ocular inflammation. In connection with our July 1, 2019 commercial launch of DEXTENZA, we have built our own highly targeted, key account manager, or KAM, sales force that will focus on the ambulatory surgical centers, or ASCs, responsible for the largest volumes of cataract surgery.  DEXTENZA is now available through distributors and our key account managers are fully trained.  Commencing in May 2019, our KAMs worked actively with select ASCs in a sampling program that we refer to as DEXTENZA Days. Our initial commercial efforts are focused on the two million cataract procedures performed annually under Medicare Part B.  Following our receipt of FDA approval on November 30, 2018, we submitted an application for a C-code for transitional pass-through payment status.  On May 29, 2019, we received formal notification from the Centers for Medicare and Medicaid Services, or CMS, that it had approved transitional pass-through payment status and established a new reimbursement code for DEXTENZA. The code, C9048, became effective on July 1, 2019.  On December 28, 2018, we submitted an application for a J-code for permanent payment status.  In July 2019, we subsequently received a specific and permanent J-code, that will become effective October 1, 2019.

A C-code is a unique temporary pricing code established by the CMS, for the Prospective Payment System and is only valid for claims for hospital outpatient department services and procedures and ambulatory surgery settings.  A J-Code is a permanent code used to report drugs that ordinarily cannot be self-administered.  J-codes are familiar to both medical practices and their billing staffs, as well as Medicare (Part B and Part C) and commercial insurers. As a result, J-codes allow for a simpler and more convenient reimbursement process.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain. The data from two of these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial were used to support our NDA for post-surgical ocular pain. We submitted a sNDA for DEXTENZA for the treatment of post-surgical ocular inflammation in January 2019.  In June 2019, the FDA approved the sNDA. We have also completed two Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis and a Phase 2 clinical trial of DEXTENZA for the treatment of dry eye disease.

In the third quarter of 2019, we initiated an 80-subject, pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching in connection with allergic conjunctivitis.  We are also planning to evaluate DEXTENZA in pediatric subjects that are 0 to 3 years of age undergoing cataract surgery in the fourth quarter of 2019.    The planned pediatric trial is a post-approval commitment to the FDA.  Additionally, we have received proposals for, and plan to support, several investigator-initiated trials evaluating DEXTENZA in different clinical situations.

Glaucoma Programs

Glaucoma is a large market and a disease that is estimated to impact an estimated that more than 2.7 million people age 40 or older in the U.S.  The primary goal of glaucoma treatment is to slow the progression of this chronic disease by reducing intraocular pressure, and many medications can accomplish this.  Importantly, adherence to current topical glaucoma therapies is known to be particularly poor with reported rates of non-adherence from 30% to 80%.  These low compliance rates may be associated with disease progression and loss of vision, and may be part of the reason that glaucoma is a leading cause of blindness in people over 60 years of age.

Prostaglandins are the most commonly used class of medications to treat patients with glaucoma and are administered via daily eye drops as the current standard of care.  The ability of patients to use and place daily eye drops is challenging. Prostaglandins are the most commonly used class of medications to treat patients with glaucoma.  The products that we are developing are designed to address the issue of compliance by delivering a prostaglandin analog formulated with our programmed release hydrogel to lower intraocular pressure for several months with a single insert.

OTX-TP (intracanalicular travoprost insert)

Our product OTX-TP is an intracanalicular insert that delivers a preservative-free formulation of the drug travoprost for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma or ocular hypertension. OTX-TP is designed to lower IOP for up to 90 days and to address the poor adherence associated with chronic, daily eye drop regimens, the current standard of care.

On May 20, 2019, we reported topline results of the Phase 3 randomized, double blind, placebo-controlled clinical trial that was conducted across more than 50 sites and enrolled 554 subjects with open-angle glaucoma or ocular hypertension in the full analysis set, or FAS, population. The trial’s primary efficacy endpoint was an assessment of mean IOP at nine different time points, three diurnal time points (8 AM, 10 AM, and 4 PM) at each of 2, 6, and 12 weeks following insertion. The secondary endpoints included an evaluation of whether OTX-TP demonstrated a statistically superior mean reduction of IOP from baseline for OTX-TP treated subjects compared with placebo insert treated subjects (Table 1) and a statistically superior mean percent change of IOP from baseline for OTX-TP treated subjects compared with placebo insert treated subjects at the same nine time points.  Topline results show that the trial did not achieve its endpoint of statistically significant superiority in mean reduction of IOP compared with placebo at all nine time points. OTX-TP treated subjects did have a greater reduction in IOP from baseline relative to placebo insert at all nine time points (Table 2), and these differences were statistically significant (p value < 0.05) for eight of the nine time points (Tables 2 and Table 3). The reductions from baseline for OTX-TP treated subjects in this trial ranged from 3.27-5.72 millimeters of mercury (mm Hg) across the nine time points with higher levels of intraocular pressure reduction seen at the earlier time points in this trial (Table 3).

Table 1: Baseline Values
Baseline	OTX-TP	Placebo
8:00 AM	26.63	26.92
10:00 AM	25.1	25.03
4:00 PM	24.76	24.58

Table 2:	Mean Intraocular Pressure Values
Diurnal Time points	2 Weeks			6 Weeks			12 Weeks
	mm Hg		LS Mean p-value	mm Hg		LS Mean p-value	mm Hg		LS Mean p-value
	OTX-TP	Placebo		OTX-TP	Placebo		OTX-TP	Placebo
8:00 AM	21.02	22.86	<.0001	21.93	22.73	0.0181	22.83	23.23	0.2521
10:00 AM	20.16	21.92	<.0001	21.05	21.85	0.0077	21.74	22.45	0.0234
4:00 PM	19.46	21.51	<.0001	20.53	21.55	0.0004	21.41	22.08	0.0310
FAS Population (OTX-TP=343 subjects, Placebo=211 subjects)							Least Squares (LS) Means

Table 3:	Reduction in Intraocular Pressure (Change from Baseline)
Diurnal Time points	2 Week			6 Week			12 Week
	mm Hg		p-value	mm Hg		p-value	mm Hg		p-value
	OTX-TP	Placebo		OTX-TP	Placebo		OTX-TP	Placebo
8:00 AM	-5.72	-3.88	<.0001	-4.81	-4.01	0.0181	-3.91	-3.52	0.2521
10:00 AM	-4.92	-3.16	<.0001	-4.03	-3.23	0.0077	-3.34	-2.63	0.0234
4:00 PM	-5.22	-3.18	<.0001	-4.16	-3.14	0.0004	-3.27	-2.60	0.0310
FAS Population (OTX-TP=343 subjects, Placebo=211 subjects)							Least Squares (LS) Means

OTX-TP was generally well tolerated and no ocular serious adverse events were observed. The most common ocular adverse events seen in the study eye were dacryocanaliculitis (approximately 7.0% in OTX-TP vs. 3.0% in placebo) and lacrimal structure disorder (approximately 6.0% in OTX-TP vs. 4.0% in placebo).

We do not intend to initiate a second Phase 3 clinical trial until we review and discuss with the FDA the data from the first Phase 3 clinical trial. We currently anticipate this meeting to occur in the second half of 2019.  Given the anticipated use of OTX-TP as a chronic therapy, we intend to generate six-month (300 patients) and one-year (100 patients) safety data to support our product registration. In order to meet these targets, we began enrollment in an open-label one-year safety extension study in July 2018.

OTX-TIC (intracanalicular travoprost implant)

OTX-TIC is our product candidate for glaucoma patients in need of a more significant reduction in IOP and ocular hypertension. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP reduction in humans. Our investigational new drug application, or IND, for our U.S. trial became effective in the first quarter of 2018, and we dosed the first patient in May 2018. This clinical trial is a multi-center, open-label, dose-escalation, proof-of-concept study designed to evaluate the safety, durability, tolerability, and efficacy of OTX-TIC in patients with primary open-angle glaucoma or ocular hypertension. We presented initial results from the first cohort, comprised of five patients, in this clinical trial at the Association of Research and Vision of Ophthalmology (ARVO) meeting in April 2019 and the American Society of Cataract and Refractive Surgery annual meeting in May 2019.  This data demonstrated that, with a single implant, subjects were able to achieve IOP lowering for up to thirteen months at a level least as good as topical travoprost that was placed in each subject’s non-study eye. In addition, the hydrogel carrier, as designed, biodegraded in six to seven months. There were no clinically meaningful changes in corneal health as measured by endothelial cell evaluation and corneal pachymetry. Several subjects reported low grade inflammation and peripheral anterior synechiae that we believe may be addressable with modifications to the implants.  We are currently collecting additional data from the first two cohorts. We have developed two new formulations of OTX-TIC and expect to evaluate these formulations in this clinical trial in the future.

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

OTX-TKI (intravitreal tyrosine kinase inhibitor ophthalmic implant)

OTX-TKI is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of OTX-TKI. In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. In the first quarter of 2019, we began dosing patients in a Phase 1 clinical trial in Australia. This clinical trial is a multi-center, open-label study designed to evaluate the safety, durability and tolerability of OTX-TKI. We also plan to evaluate biological activity by following visual acuity over time and measuring retinal thickness using standard optical coherence tomography.  The independent Data Safety and Monitoring Committee met to review the safety from the first cohort of subjects in the Phase 1 clinical trial and recommended moving to a higher dose of OTX-TKI for the next cohort of subjects to be treated, which we expect to treat in the third quarter of 2019.

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

A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the Device Exposure Registry Study requirements.  In a letter dated June 7, 2019 from the FDA, the agency acknowledged receipt of a letter dated March 29, 2019 from us in which we proposed conducting the proposed retrospective analysis of the IRIS Registry, comparing endophthalmitis rates from sites that purchased ReSure versus those sites that did not purchase ReSure.  If the rates are no different, the FDA has indicated that it will consider the post approval requirement to have been fulfilled.  If there is a statistically significant increase in endophthalmitis rates at sites purchasing ReSure compared with those not purchasing ReSure, a prospective study will be required.  The FDA has indicated it will consider our response to the warning letter adequate once it approves the study protocol for the retrospective analysis of the IRIS Registry and the outline of the prospective study.  We are currently working on completing the protocol for the retrospective study and expects to submit the protocol to the FDA during the third quarter of 2019.  ReSure Sealant currently remains commercially available in the

United States, though there is no sales support provided to the product at this time.  We have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2019.

Additional Potential Areas for Growth

We continue to leverage the potential of our hydrogel platform to explore areas for growth with our focus on formulating, developing and commercializing innovative therapies for diseases and conditions of the eye.  We expect to file a new investigational new drug application in an undisclosed ocular indication by the end of the year.

We are also assessing the potential use of our hydrogel platform technology in other areas of the body and are studying several localized delivery platforms including via wound inlays; sinus and ear inserts; and subcutaneous, peripheral, and intra-articular injections.  In September 2018, we entered into a second amended and restated license agreement, or Second Amended Agreement, with Incept LLC, an intellectual property holding company, or Incept. The Second Amended Agreement expands the scope of our intellectual property license to include products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions.

Financial Position

We have generated limited revenue to date.  All of our programmed-release drug delivery products are in various phases of pre-commercial, clinical and preclinical development.  Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications and OTX-TP.  Since inception, we have incurred significant operating losses.  Our net loss was $24.5 million and $13.8 million and $41.6 million and $27.6 million for the three and six months ended June 30, 2019 and 2018, respectively.  As of June 30, 2019, we had an accumulated deficit of $338.8 million.

Our total cost and operating expenses were $22.2 million and $42.4 million for the three and six months ended June 30, 2019, including $2.3 million and $4.8 million in non-cash stock-based compensation expense and depreciation expense. Our operating expenses have grown as we prepared for the commercial launch of DEXTENZA in July 2019; continue to pursue the clinical development of OTX-TP, OTX-TIC, and DEXTENZA for additional indications; continue the internal development of our intravitreal hydrogel formulation for the local programmed-release of protein-based or small molecule anti-angiogenic drugs, such as OTX-IVT and OTX-TKI for the treatment of wet AMD and other back-of-the-eye diseases; continue the research and development of our other product candidates; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results.  We expect to incur substantial sales and marketing expenses in connection with the ongoing DEXTENZA commercial launch and that of any of our other product candidates.  In addition, we will continue to incur additional costs associated with operating as a public company, including legal costs associated with any pending legal proceedings.

Although, we expect to generate revenue from sales of DEXTENZA and potentially ReSure Sealant, we will need to obtain substantial additional funding to fully support our continuing operations and the commercialization of DEXTENZA. If we are unable to raise capital or access our borrowing capacity when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

In November 2016, we entered into a controlled equity offering sales agreement, or the 2016 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we could offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time. Through March 31, 2019, we have sold an aggregate of 6,330,222 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $38.4 million after underwriting discounts and commissions and other offering expenses.  As of February 25, 2019, we had no amounts remaining available for future sale under the 2016 Sales Agreement. On February 28, 2019, pursuant to the 2016 Sales Agreement, we delivered a termination notice to Cantor, terminating the 2016 Sales Agreement.

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

On March 1, 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of our common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock. The conversion rate is initially 153.8462 shares of our common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price is $6.50 per share.  The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to our capitalization.

On April 5, 2019, we entered into an Open Market Sale AgreementSM,  or the 2019 Sales Agreement,  with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent.  In the second quarter of 2019,  we sold 1,180,367 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $5.1 million after underwriting discounts and commissions and expenses.  From July 1, 2019 to August 5, 2019, we have sold an additional 3,084,879 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $14.8 million after underwriting discounts and commissions and expenses. From inception to August 5, 2019, we have sold 4,265,246 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $19.9 million after underwriting discounts and commissions and expenses.

On August 2, 2019, we entered into the Second Amendment of our Third Amended and Restated Credit and Security Agreement, between us and our senior note lenders MidCap Financial and Silicon Valley Bank, whereby the lenders agreed to remove the restrictions on the $5.0 million of restricted cash required under the Third Amended and Restated Credit and Security Agreement as of June 30, 2019.

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of June 30, 2019, along with $14.8 million raised under our 2019 Sales Agreement in the third quarter as of August 5, 2019, and the $5.0 million of restricted cash of June 30, 2019, whose restrictions were removed by the lenders in August  2019, as discussed in Note 15 of the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q,  and anticipated cash inflows from DEXTENZA product sales, will enable it to fund its operating expenses, debt service obligations and capital expenditure requirements into the third quarter of calendar year 2020.  This is of course subject to a number of assumptions related to the revenues and expenses associated with the commercialization of DEXTENZA as well as the pace of our research and clinical development programs, and other aspects of our business.    We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We will need to raise additional capital to support our   ongoing operations.  See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through June 30, 2019, we have generated limited amounts of revenue from the sales of our products.  We began to recognize limited product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019.  Our ReSure Sealant product received premarket approval from the FDA in 2014.  We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2019. Until June 2019, ReSure Sealant was our only source of revenue from product sales. We may generate revenue in the future if we successfully commercialize DEXTENZA and develop and commercialize one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

Operating Expenses

Cost of Product Revenue

Cost of product revenue consists primarily of costs of DEXTENZA product revenue, which include:

•	Direct materials costs;

•

Direct labor, which includes employee-related expenses, including salaries, related benefits and payroll taxes, travel and stock-based compensation expense for employees engaged in the production process;

•	Manufacturing overhead costs, which includes rent, depreciation, and indirect labor costs associated with the production process;

•	Transportation costs; and

•	Cost of scrap material.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

ReSure Sealant	$24	$23	$73	$38
DEXTENZA for post-surgical ocular inflammation and pain	366	261	515	367
DEXTENZA for allergic conjunctivitis	115	6	115	20
OTX-TP for glaucoma and ocular hypertension	323	1,427	1,158	2,736
OTX-TIC for glaucoma and ocular hypertension	210	—	299	—
OTX-TKI for Wet AMD	178	—	178	—
Preclinical programs	231	—	1,129	—
Unallocated expenses	7,967	7,028	17,264	13,811
Total research and development expenses	$9,414	$8,745	$20,731	$16,972

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs.  During the three and six months ended June 30, 2019 and 2018, we incurred selling and marketing expenses in connection with ReSure Sealant, which we began commercializing in 2014, and marketing expenses in preparation for the commercial launch of DEXTENZA in July 2019. As we have now commercially launched DEXTENZA, our selling and marketing expenses will continue to increase.

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

Other Income (Expense)

Interest Income.  In 2018, interest income consists primarily of interest income earned on cash and cash equivalents.  In the three and six months ended June 30, 2019 and 2018, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

Interest Expense.  Interest expense is incurred on our debt.  We borrowed $15.0 million in aggregate principal amount in April 2014. In December 2015, we amended our credit and security agreement, or the Credit Agreement, in connection with our credit facility, or our Credit Facility, to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019. In March 2017, we amended the Credit Agreement to increase the aggregate principal amount under the Credit Facility to $18.0 million, extend the interest-only payment period through February 2018, and extend the maturity date to December 1, 2020. In December 2018, we amended the Credit Agreement to increase the aggregate principal amount under the Credit Facility to $25.0 million, extend the interest-only payment period through December 2020, and extend the maturity date to December 2023.  In March 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued research and development expenses and stock-based compensation.  We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  During the three and six months ended June 30, 2019, there were no material changes to our critical accounting policies.  Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2019 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Given the judgment and complexity involved in determining the fair value of this liability, we concluded that this derivative liability is a critical accounting policy. The fair value of the 2026 Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The key inputs to valuing the 2026 Convertible Notes with the conversion option include our stock price on the valuation date, the expected annual volatility of our common stock and the discount yield, which was derived by making the fair value of the 2026 Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Revenue:
Product revenue, net	$650	$648	$2
Total revenue, net	650	648	2
Costs and operating expenses:
Cost of product revenue	552	153	399
Research and development	9,414	8,745	669
Selling and marketing	7,225	867	6,358
General and administrative	5,058	4,447	611
Total costs and operating expenses	22,249	14,212	8,037
Loss from operations	(21,599)	(13,564)	(8,035)
Other income (expense):
Interest income	379	215	164
Interest expense	(1,627)	(455)	(1,172)
Change in fair value of derivative liability	(1,606)	—	(1,606)
Total other income (expense), net	(2,854)	(240)	(2,614)
Net loss	$(24,453)	$(13,804)	$(10,649)

Revenue

We generated $0.6 million of revenue during the three months ended June 30, 2019 from sales of our DEXTENZA and ReSure Sealant product.  We generated $0.6 million of revenue during the three months ended June 30, 2018, from sales of our ReSure Sealant product.  We began to recognize product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019.  In 2018, we only had product revenue from ReSure Sealant.

Research and Development Expenses

	Three Months Ended
	June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$24	$23	$1
DEXTENZA for post-surgical ocular inflammation and pain	366	261	105
DEXTENZA for allergic conjunctivitis	115	6	109
OTX-TP for glaucoma and ocular hypertension	323	1,427	(1,104)
OTX-TIC for glaucoma and ocular hypertension	210	—	210
OTX-TKI for Wet AMD	178	—	178
Preclinical programs	231	—	231
Unallocated expenses:
Personnel costs	4,795	4,262	533
All other costs	3,172	2,766	406
Total research and development expenses.	$9,414	$8,745	$669

Research and development expenses were $9.4 million for the three months ended June 30, 2019, compared to $8.7 million for the three months ended June 30, 2018.  Research and development costs increased by $0.7 million primarily due to an increase of $0.5 million in unallocated personnel costs, $0.4 million in unallocated all other costs, and a net decrease of $0.3 million in costs incurred in connection with our DEXTENZA program, our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension, our OTX-TIC program for glaucoma and ocular hypertension, OTX-TKI for Wet AMD and our other preclinical programs.

For the three months ended June 30, 2019, we incurred $1.2 million in direct research and development expenses for our programmed-release drug delivery product candidates, including $0.4 million for DEXTENZA for the treatment of post-surgical inflammation and $0.3 million for OTX-TP. For the three months ended June 30, 2018, we incurred $1.7 million in direct research and development expenses for our intracanalicular insert product candidates, including $0.3 million for DEXTENZA for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, and $1.4 million for OTX-TP for the treatment of glaucoma and ocular hypertension which was in a Phase 3 clinical trial.  Unallocated research and development expense increased $0.9 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, due primarily to an increase in personnel costs of $0.5 million due to additional hiring primarily in our clinical, regulatory and quality departments and  $0.4 million in all  other costs.

Selling and Marketing Expenses

	Three Months Ended
	June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$3,398	$407	$2,991
Professional fees	3,185	280	2,905
Facility related and other	642	180	462
Total selling and marketing expenses	$7,225	$867	$6,358

Selling and marketing expenses were $7.2 million for the three months ended June 30, 2019, compared to $0.9 million for the three months ended June 30, 2018.  The increase of $6.4 million was primarily due to increases of $3.0 million in personnel costs, $2.9 million in professional fees including consulting, trade shows and conferences and $0.5 million in facility related and other costs.

We expect our selling and marketing expenses to continue to increase in 2019 and beyond, due to the approval of DEXTENZA as we support the commercial launch.

General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$2,313	$2,011	$302
Professional fees	2,174	2,027	147
Facility related and other	571	409	162
Total general and administrative expenses	$5,058	$4,447	$611

General and administrative expenses were $5.1 million for the three months ended June 30, 2019, compared to $4.4 million for the three months ended June 30, 2018.  The increase of $0.6 million was primarily due to an increase of $0.3 million in personnel costs and $0.2 million in facility related costs.

Other Income (Expense), Net

Other expense, net was $2.9 million for the three months ended June 30, 2019, compared to $0.3 million for the three months ended June 30, 2018.  The change of $2.6 million, was due to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $1.6 million offset by higher interest expense of $1.2 million associated with the Credit Facility and the 2026 Convertible Notes.

Change in Fair Value of Derivative Liability

In 2019, in connection with the issuance of our 2026 Convertible Notes, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled.  The change in fair value of the derivative liability was a loss in the amount of $1.6 million during the three months ended June 30, 2019 due changes in the underlying assumptions of the derivative liability, primarily related to a decline in our common stock price.   We expect the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent changes occur in the underlying assumptions.  There was no change in fair value of derivative liability during the three months ended June 30, 2018 as there was no were no embedded derivatives during that period.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Revenue:
Product revenue, net	$1,142	$988	$154
Total revenue, net	1,142	988	154
Costs and operating expenses:
Cost of product revenue	680	233	447
Research and development	20,731	16,972	3,759
Selling and marketing	10,572	1,584	8,988
General and administrative	10,416	9,218	1,198
Total costs and operating expenses	42,399	28,007	14,392
Loss from operations	(41,257)	(27,019)	(14,238)
Other income (expense):
Interest income	708	391	317
Interest expense	(2,645)	(941)	(1,704)
Change in fair value of derivative liability	1,617	—	1,617
Total other expense, net	(320)	(550)	230
Net loss	$(41,577)	$(27,569)	$(14,008)

Revenue

We generated $1.1 million of revenue during the six months ended June 30, 2019 from sales of our DEXTENZA and ReSure Sealant products compared to $1.0 million for the six months ended June 30, 2018. We began to recognize product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019.  In 2018, we only had product revenue from ReSure Sealant.

Research and Development Expenses

	Six Months Ended
	June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$73	$38	$35
DEXTENZA for post-surgical ocular inflammation and pain	515	367	148
DEXTENZA for allergic conjunctivitis	115	20	95
OTX-TP for glaucoma and ocular hypertension	1,158	2,736	(1,578)
OTX-TIC for glaucoma and ocular hypertension	299	—	299
OTX-TKI for Wet AMD	178	—	178
Preclinical activities	1,129	—	1,129
Unallocated expenses:
Personnel costs	10,086	8,276	1,810
All other costs	7,178	5,535	1,643
Total research and development expenses	$20,731	$16,972	$3,759

Research and development expenses were $20.7 million for the six months ended June 30, 2019, compared to $17.0 million for the six months ended June 30, 2018. Research and development costs increased by $3.8 million primarily as a result of an increase of $1.8 million in unallocated personnel costs and $1.6 million in all other costs, partially offset by an increase of $0.3 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of dry eye and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension, and other preclinical activities.

For the six months ended June 30, 2019, we incurred $2.3 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.5 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain and $1.2 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. For the six months ended June 30, 2018, we incurred $3.1 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.4 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials and $2.7 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials.  Unallocated research and development expense increased $3.5 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, due primarily to an increase in personnel costs of $1.8 million due to additional hiring primarily in our clinical, regulatory and quality departments,.

Selling and Marketing Expenses

	Six Months Ended
	June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$4,935	$791	$4,144
Professional fees	4,560	428	4,132
Facility related and other	1,077	365	712
Total selling and marketing expenses	$10,572	$1,584	$8,988

Selling and marketing expenses were $10.6 million for the six months ended June 30, 2019, compared to $1.6 million for the six months ended June 30, 2018. The increase of $9.0 million was primarily due to an increase of $4.2 million in personnel costs, an increase of $4.1 million in professional fees including consulting, trade shows and conferences and an increase of $0.7 million in facility-related and other costs.

General and Administrative Expenses

	Six Months Ended
	June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$4,684	$4,072	$612
Professional fees	4,587	4,345	242
Facility related and other	1,145	801	344
Total general and administrative expenses	$10,416	$9,218	$1,198

General and administrative expenses were $10.4 million for the six months ended June 30, 2019, compared to $9.2 million for the six months ended June 30, 2018. The increase of $1.2 million was primarily due to an increase of $0.6 million in personnel costs and additional stock-based compensation expense and an increase of $0.2 million in professional fees and an increase of $0.3 million in facility-related and other costs.

Other Income (Expense), Net

Other expense, net was $0.3 million for the six months ended June 30, 2019, compared to $0.6 million for the six months ended June 30, 2018. The change of $0.2 million, was due to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $1.6 million offset by higher interest expense of $1.7 million associated with the Credit Facility and the 2026 Convertible Notes.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability was a loss in the amount of $1.6 million during the six months ended June 30, 2019 due changes in the underlying assumptions of the derivative liability, primarily related to a decline

in our common stock price.   We expect the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent changes occur in the underlying assumptions.  There was no change in fair value of derivative liability during the six months ended June 30, 2018 as there was no were no embedded derivatives during that period.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses.  Our net losses were $41.6 million and $27.6 million for the six months ended June 30, 2019 and 2018, respectively, and $60.0 million and $63.4 million for the years ended December 31, 2018 and 2017, respectively.  As of June 30, 2019, we had an accumulated deficit of $338.8 million.

We have generated limited revenue to date.  In 2014, we began recognizing revenue from sales of ReSure Sealant. We commercially launched DEXTENZA for post-surgical ocular inflammation and pain in July 2019.  All of our other sustained drug delivery products are in various phases of pre-commercial, clinical and preclinical development.  Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications and OTX-TP.

Through June 30, 2019, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities.  In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $34.7 million after deducting underwriting discounts and commissions and offering expenses.

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

In December 2018, we amended our Credit Agreement to increase the total indebtedness to $25.0 million. The interest-only payment period was extended through December 2020.

On March 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of our common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock. The conversion rate is initially 153.8462 shares of our common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price is $6.50 per share.  The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to our capitalization.

On April 5, 2019, we entered into the 2019 Sales Agreement with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent.  In the second quarter of 2019,  we sold 1,180,367 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $5.1 million after underwriting discounts and commissions and expenses.  From July 1, 2019 to August 5, 2019, we have sold an additional 3,084,879 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $14.8 million after underwriting discounts and commissions and expenses. From inception through August 5, 2019, we have sold 4,265,246 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $19.9 million after underwriting discounts and commissions and expenses.

We may receive $10.0 million under our collaboration arrangement with Regeneron in the event Regeneron exercises its option to enter into an exclusive, worldwide license to develop and commercialize products containing our extended-delivery hydrogel formulation with us in combination with Regeneron’s large molecule VEGF-targeting compounds.  However, if the option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan and we are obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25 million which cap may be increased by up to $5 million under certain circumstances.

As of June 30, 2019, we had cash and cash equivalents of $61.8 million; outstanding debt of $24.9 million, net of unamortized discount; and convertible notes, of $37.5 million of aggregate principal amount of senior subordinated convertible notes.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of June 30, 2019, along with $14.8 million raised under our 2019 Sales Agreement in the third quarter as of August 5, 2019, the $5.0 million of restricted cash of June 30, 2019, whose restrictions were removed by our Company’s lenders in August 2019 as discussed in Note 15 of the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q,  and anticipated cash inflows from DEXTENZA product sales, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of calendar year.  Such projection is   subject to a number of assumptions related to the revenues and expenses associated with the commercialization of DEXTENZA as well as the pace of our research and clinical development programs and other aspects of our business. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2019	2018

Cash used in operating activities	$(38,567)	$(24,706)
Cash used in investing activities	(1,218)	(937)
Cash provided by financing activities	47,638	40,939
Net increase in cash and cash equivalents	$7,853	$15,296

Operating activities.  Net cash used in operating activities was $38.6 million for the six months ended June 30, 2019, primarily resulting from our net loss of $41.6 million and changes in our operating assets and liabilities of $1.9  million.  Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses.  Our net non-cash charges during the six months ended June 30, 2019 consisted primarily of $6.6 million of stock-based compensation expense,  depreciation expense and other non-cash expenses offset by the change in fair value of the derivative liability of $1.6 million.  Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2019 consisted primarily of increases in prepaid expenses and other current assets of $0.6 million.  The changes in accounts payable and accrued expenses were due to the timing of vendor invoicing and payments.

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

Investing activities.  Net cash used in investing activities for the six months ended June 30, 2019 and 2018 totaled $1.2 million and $0.9 million, respectively.  For the six months ended June 30, 2019, net cash used in investing activities is due to the purchases of property and equipment, primarily laboratory equipment was $1.2 million.  For the six months ended June 30, 2018, net cash used in investing activities is due to the purchases of property and equipment, primarily laboratory equipment was $0.9 million.

Financing activities.  Net cash provided by financing activities for the six months ended June 30, 2019 was $47.6 million and for the six months ended June 30, 2018 was $40.9 million.  Net cash provided by financing activities for the six months ended June 30, 2019 consisted primarily of proceeds from the 2026 Convertible Notes of $37.3 million and the 2016 Sales Agreement of $5.0 million, net of underwriting discounts and commissions and other offering expenses and 2019 Sales Agreement of $5.0 million, net of underwriting discounts and commissions and other offering expenses.  Net cash provided by financing activities for the six months ended June 30, 2018 consisted primarily of proceeds from our follow-on offering in January 2018 and the 2016 Sales Agreement of $43.1 million, net of underwriting discounts and other offering expenses, and $0.3 million from the exercise of common stock options offset by $2.6 million for principal payments under our Credit Facility.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources focused on the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

•	continue to commercialize DEXTENZA in the United States;

•	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, OTX-TP and DEXTENZA for additional indications;

•	continue clinical trials of our product candidates OTX-TIC and OTX-TKI;

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

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, along with $14.8 million raised under our 2019 Sales Agreement in the third quarter as of August 5, 2019 and the $5.0 million of restricted cash of June 30, 2019, whose restrictions were removed by the lenders in August 2019, as discussed in Note 15 of the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q,  and anticipated cash inflows from DEXTENZA product sales, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of calendar year 2020.  Such projection is subject to a number of assumptions related to the revenues and expenses associated with the commercialization of DEXTENZA as well as the pace of our research and clinical development programs and other aspects of our business. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides for the potential receipt of option exercise, development, regulatory and sales milestones and royalties payments.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  The covenants under our existing Credit Agreement, the pledge of our assets as collateral and the negative pledge of intellectual property limit our ability to obtain additional debt financing.  If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

As discussed in Note 1 of the  notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Since we currently anticipate that our existing capital resources, along with $14.8 million raised under our 2019 Sales Agreement in the third quarter as of August 5, 2019, the $5.0 million of restricted cash of June 30, 2019, whose restrictions were removed by the lenders in August 2019, as discussed in Note 15 of the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q,  and anticipated cash inflows from DEXTENZA product sales, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of calendar year 2020, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year of the issuance date of these unaudited consolidated financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2019 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease commitments	$16,396	$2,408	$4,969	$4,499	$4,520
Purchase commitments	4,065	2,109	1,842	114	—
Debt obligations including interest	33,411	2,487	16,469	14,455	—
2026 Convertible Notes	53,469	—	—	—	53,469
Total	$107,341	$7,004	$23,280	$19,068	$57,989

In the table above, we set forth our enforceable and legally binding obligations and future commitments at June 30, 2019, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at June 30, 2019. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in July 2023, March 2024 and July 2027.

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

On April 4, 2019, we entered into a sublease agreement for approximately 30,036 square feet of general office space located at 24 Crosby Drive in Bedford, Massachusetts.  The lease term commenced on April 4, 2019 and expires on March 31, 2024.  No base rent was due under the lease until July 2019.  The initial annual base rent is approximately $0.6 million and will increase annually beginning on April 1 of each year.  We are obligated to pay all real estate taxes and costs related to the premises.  We posted a customary letter of credit in the amount of approximately $0.2 million as a security deposit.  These rent payments have not been included in the table of contractual obligations and commitments above.

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

In April 2014, we entered into the Credit Agreement to establish the Credit Facility with Silicon Valley Bank and MidCap Financial SBIC, LP, pursuant to which we were able to borrow an aggregate principal amount of up to $20.0 million, of which we borrowed $15.0 million. We did not borrow the remaining $5.0 million, and this amount is no longer available to us. The Credit Facility carried a fixed annual interest rate of 8.25% on outstanding borrowings. In April 2014, we issued the lenders warrants to purchase 100,000 shares of our Series D-1 redeemable convertible preferred stock with an exercise price of $3.00 per share. Upon the closing of our IPO in July 2014, the preferred stock warrants became warrants to purchase an aggregate of 37,878 shares of our common stock with an exercise price of $7.92 per share.

In December 2015, we amended the Credit Agreement to increase the aggregate principal amount under the Credit Facility to $15.6 million to capitalize certain accrued interest. The Credit Facility provided for monthly, interest-only payments on outstanding borrowings through December 2016. Thereafter, we were required to pay thirty-six consecutive, equal monthly installments of principal and interest through December 1, 2019. In March 2017, we further amended the Credit Agreement increase the aggregate principle borrowed under the Credit Facility to $18.0 million. The interest-only payment period was extended through February 1, 2018. There were no financial covenants associated with the Credit Agreement.

In December 2018, we further amended the Credit Agreement to increase the aggregate principal amount borrowed under the Credit Facility to $25.0 million.  The interest-only payment period was extended through December 2020. Commencing in January 2021, we are required to make 36 equal monthly installments of principal in the amount of $0.7 million, plus interest, through December 2023.  Under the December 2018 amendment, we were required to maintain a minimum of $5.0 million of cash and/or cash equivalents on hand as a financial covenant to the borrowing arrangement.  There are no other financial covenants associated with the Credit Agreement; however, there are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; incurring indebtedness,  liens or encumbrances; paying dividends; making certain investments; and engaging in certain other business transactions.  The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.  The debt is collateralized by a first-priority lien on all of our assets, including our intellectual property.

In connection with our entry into the Purchase Agreement, as described below, in February 2019, we further amended the Credit Agreement to permit our issuance and sale of the 2026 Convertible Notes in March 2019.  The February amendment added, among other provisions, a negative covenant restricting us from paying the holders of the 2026 Convertible Notes ahead in priority to the senior lenders, for so long as indebtedness remains outstanding under the Credit Facility, and a cross-default provision to establish that an event of default under the Purchase Agreement also constituted an event of default under the Credit Agreement.  In August 2019, we entered into the Second Amendment to the Credit Agreement to further amended the Credit Agreement to remove restrictions on us to maintain a minimum of $5.0 million of cash on hand as a financial covenant.

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

On March 2019, we issued the 2026 Convertible Notes pursuant to a note purchase agreement, or the Purchase Agreement. The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of our common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock. The conversion rate is initially 153.8462 shares of our common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price is $6.50 per share.  The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to our capitalization. At our election, we may choose to make such conversion payment in cash, in shares of common stock, or in a combination thereof. Upon any conversion of any 2026 Convertible Note, we are obligated to make a cash payment to the holder of such 2026 Convertible Note for any interest accrued but unpaid on the principal amount converted. Upon the occurrence of a Corporate Transaction (as defined in the 2026 Convertible Notes), the holder of a 2026 Convertible Note is entitled, at such holder’s option, to convert all of the outstanding principal amount of the 2026 Convertible Note in accordance with the foregoing and receive an additional, “make-whole” cash payment in accordance with a table set forth in each 2026 Convertible Note.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of June 30, 2019, we had cash and cash equivalents of $61.8 million, which consisted of money market funds.  We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased our common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018.  The court held oral argument on the motion to dismiss on February 6, 2019.  By order dated April 30, 2019, the court granted defendants’ motion to dismiss. On May 31, 2019, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit regarding the District Court’s opinion and order of dismissal of the Complaint.

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

In addition, we received a subpoena from the SEC, dated December 15, 2017, requesting documents and information concerning DEXTENZA (dexamethasone insert) 0.4mg, including related communications with the U.S. Food and Drug Administration, investors and others.  We received a second subpoena from the SEC on August 21, 2018, requesting documents and information concerning its participation in two investor conferences in June 2017.  By letter dated May 2, 2019, the SEC notified us that the SEC had concluded its investigation and did not intend to recommend an enforcement action against us or any individuals.

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

Since inception, we have incurred significant operating losses. Our net losses were $63.4 million for the year ended December 31, 2017, $60.0 million for the year ended December 31, 2018, and $41.6 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $338.8 million. Through June 30, 2019, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and the commercial launch of DEXTENZA® for the treatment of ocular inflammation and pain following ophthalmic surgery in July 2019. Although we expect to generate revenue from sales of DEXTENZA following its commercial launch, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

•	continue to commercialize DEXTENZA in the United States;

•	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;

•	continue to pursue the clinical development of our most advanced intracanalicular insert product candidates, OTX-TP and DEXTENZA for additional indications;

•	continue clinical trials of our product candidates OTX-TIC and OTX-TKI;

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

Through May 2019, ReSure Sealant was our only source of revenue from product sales. However, sales of ReSure Sealant have not generated significant revenue.  For us to become and remain profitable, we will need to succeed in developing and commercializing DEXTENZA and potentially other products with significant market potential. This will require us or our current or future collaborators to be successful in a range of challenging activities, including:

•	successfully commercializing DEXTENZA in the United States, including by further developing our sales force, marketing and distribution capabilities;

•	successfully completing clinical development of our product candidates;

•	obtaining marketing approval for these product candidates, including DEXTENZA for additional indications;

•	manufacturing at commercial scale, marketing, selling and distributing DEXTENZA or those products for which we obtain marketing approval;

•	achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third-party payors for our products; and

•	protecting our rights to our intellectual property portfolio.

Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of DEXTENZA, which we launched in the United States in July 2019. However, the successful commercialization of DEXTENZA in the United States is subject to many risks. We are currently undertaking our first commercial launch with DEXTENZA, and we may not be able to do so successfully or on the currently expected timeline or at all. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we commercially launched DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery in July 2019, we do not anticipate revenue from such sales of DEXTENZA will be sufficient for us to become profitable for several years, if ever.  Furthermore, if we are unable to achieve our revenue estimates for DEXTENZA our ability to raise additional capital may be impacted.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue to commercialize DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery, including expanding our product manufacturing, sales, marketing and distribution capabilities.  We also expect to devote substantial financial resources as we conduct late stage clinical trials for our local programmed-release drug delivery product candidates, in particular OTX-TP and DEXTENZA for additional indications, and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results. In addition, we plan to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates. Accordingly, we will need to obtain substantial additional funding to fully support our continuing operations and the planned commercial launch of DEXTENZA. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of June 30, 2019, we had cash and cash equivalents of $61.8 million, outstanding debt of $24.9 million, net of unamortized discount and $37.5 million aggregate principal amount of senior subordinated convertible notes.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents, as of June 30, 2019, along with $14.8 million raised under our open market sales agreement in the third quarter as of August 5, 2019,  the $5.0 million of restricted cash of June 30, 2019, whose restrictions were removed by our lenders in August 2019 as discussed in Note 15 of the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and anticipated cash inflows from DEXTENZA product sales, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter 2020.  Such projection is subject to a number of assumptions related to the revenues and expenses associated with the commercialization of DEXTENZA as well as the pace of our research and clinical development programs and other aspects of our business.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including :

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides for the potential receipt of  option exercise, development, regulatory and sales milestones and royalty payments.  To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under our Credit Facility may limit our ability to obtain additional debt financing.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

We have a significant amount of indebtedness.  Under our Credit Facility, as amended to date, we had $25.0 million, net of unamortized discount, of outstanding principal indebtedness.  Under the accompanying Credit Agreement, we are permitted to make interest-only payments until January 1, 2021, subject to potential extension to January 1, 2022 if net sales of DEXTENZA exceed $40.0 million in the aggregate during any trailing twelve-month period.  Our obligations under the Credit Agreement are secured by all of our assets, including our intellectual property.   The Credit Agreement also includes customary affirmative and negative covenants, including limitations on dispositions, mergers or acquisitions; incurring indebtedness, liens or encumbrances; paying dividends; making certain investments; and engaging in certain other business transactions.  In March 2019, we issued $37.5 million aggregate principal amount of Convertible Notes.  The Convertible Notes mature on March 1, 2026 and interest on the Convertible

Notes is payable at maturity or if earlier converted, repurchased or redeemed pursuant to their terms. We could in the future incur additional indebtedness beyond such amounts, including by potentially amending our Credit Agreement.

Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•

requiring us to dedicate a substantial portion of cash and cash equivalents and marketable securities to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, commercialization expenditures associated with DEXTENZA, capital expenditures, product development efforts and other general corporate purposes;

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents, anticipated product revenue from DEXTENZA and funds from external sources.  However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt.  Funds from external sources may not be available on acceptable terms, if at all.  In addition, a failure to comply with the conditions of our Credit Agreement or the Convertible Notes could result in an event of default under those instruments.  In the event of an acceleration of amounts due under our Credit Agreement or the Convertible Notes as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness.  In addition, the covenants under our existing Credit Agreement and the pledge of our assets, including our intellectual property, as collateral limit our ability to obtain additional debt financing.

Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company.  Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of our products and product candidates, commercializing ReSure Sealant, and, since July 2019, commercializing DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery. We have limited history of commercializing products, commercially launched DEXTENZA on July 1, 2019 and, to date, have not generated material revenue from the sale of DEXTENZA. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to Product Development

We depend heavily on the success of DEXTENZA and our product candidates, in particular DEXTENZA for additional indications and OTX-TP. Clinical trials of our product candidates may not be successful. If we are unable to successfully complete clinical development of and obtain marketing approvals for our product candidates, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to maintain marketing approval or fail to commercialize these product candidates, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular insert products and product candidates for diseases and conditions of the front of the eye.  In particular, we are investing substantial resources to complete the development of DEXTENZA for allergic conjunctivitis, OTX-TP for glaucoma and ocular hypertension, OTX-TIC for glaucoma and ocular hypertension and OTX-TKI for wet age-related macular degeneration, or wet AMD.  We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether our products and product candidates will receive marketing approval or reach successful commercialization.  Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications and OTX-TP.

The commercial success of our product DEXTENZA and our product candidates will depend on many factors, including the following:

•	successful completion of preclinical studies and clinical trials;

•	applying for and receiving and maintaining marketing approvals from applicable regulatory authorities for our product candidates;

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including our intracanalicular insert product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.  Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome.  A failure of one or more clinical trials can occur at any stage of testing.  The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design.  Some of our completed studies were conducted with small patient populations, making it difficult to predict whether the favorable results that we observed in such studies will be repeated in larger and more advanced clinical trials.  Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We announced topline results from a third Phase 3 clinical trial of DEXTENZA for post-surgical ocular inflammation and pain in November 2016, which we used to support the potential labeling expansion of DEXTENZA’s indications for use.  We modified the design of this third Phase 3 clinical trial compared to our two previous Phase 3 clinical trials of DEXTENZA based on our learnings from these trials.  In this trial, DEXTENZA successfully met its two primary efficacy endpoints for inflammation and pain, achieving statistically significant differences between the treatment group and the placebo group for the absence of inflammatory cells on day 14 and the absence of pain on day 8, respectively.  Secondary analyses on the primary efficacy measures have also been completed.  DEXTENZA achieved each of the secondary endpoints related to absence of inflammatory cells, absence of pain, and absence of anterior chamber flare with statistical significance compared to placebo at each of the pre-specified time points, with the exception of the endpoint for the absence of inflammatory cells at day 2 (which is the day following surgery).  Based on the results of our third Phase 3 clinical trial of DEXTENZA and subsequent approval in November 2018 for the pain indication pursuant to the initial NDA, we submitted an NDA supplement, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation in January 2019, and the FDA approved the sNDA in June 2019.

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

We designed our Phase 2 clinical trials of OTX-TP for the treatment of glaucoma and ocular hypertension to assess response to treatment, and did not power these trials to measure any efficacy endpoints with statistical significance.  We reported topline efficacy results from our Phase 2b clinical trial of OTX-TP for the treatment of glaucoma and ocular hypertension in October 2015.  OTX-TP did not achieve non-inferiority to timolol drops in our Phase 2b clinical trial.  In this trial, on day 60 at the 8:00 a.m. time point, the OTX-TP group experienced a mean intraocular pressure, or IOP, lowering effect of 4.7 mmHg, compared with IOP lowering of 6.4 mmHg for the timolol arm.  On day 90 at the 8:00 a.m. time point, the OTX-TP group experienced an IOP lowering effect of 5.1 mmHg, compared with an IOP lowering effect of 7.2 mmHg in the timolol arm.  Also in this trial, on day 60, the OTX-TP group experienced a mean diurnal IOP lowering effect of 3.3 mmHg compared to baseline 6.1 mmHg compared for the timolol group.  On day 90, the OTX-TP group experienced a mean diurnal IOP, or IOP, lowering effect of 3.6 mmHg compared to baseline, versus 6.3 mmHg for the timolol group.

We completed an End‑of‑Phase 2 review with the FDA in April 2016 and initiated the first of two planned Phase 3 clinical trials of OTX‑TP in September 2016.  Based on discussions with the FDA, the Phase 3 clinical trial design has significant differences as compared to our completed Phase 2 clinical trials. In particular, the most notable changes from our first Phase 2 clinical trial to our first Phase 3 clinical trial are that our first Phase 3 clinical trial enrolled more subjects at a greater number of sites, had a different randomization, measured the primary efficacy endpoints on different days and at different time points, and had a longer washout period. As a result, the first Phase 3 clinical trial of OTX-TP was a randomized, double blind, placebo-controlled clinical trial conducted across more than 50 sites, and it enrolled 554 subjects with open-angle glaucoma or ocular hypertension in the full analysis set population. The trial’s primary efficacy endpoint was to evaluate the mean IOP at three diurnal time points (8 a.m., 10 a.m., and 4 p.m.) at each of 2, 6, and 12 weeks following insertion for OTX-TP treated subjects compared with placebo insert treated subjects.  The trial’s secondary efficacy endpoints included the evaluation of the mean reduction and mean percent reduction of IOP from baseline for OTX-TP treated subjects compared with placebo insert treated subjects at the same time points.  Topline results from this trial show that OTX-TP did not achieve its primary and secondary endpoints of statistically significant superiority in mean, mean reduction, or mean percentage reduction of IOP compared with placebo at all nine time points.  OTX-TP treated subjects did have a lower mean IPO and a greater reduction in IOP from baseline relative to placebo insert at all nine time points, but these differences were statistically significant (p value < 0.05) for only eight of the nine time points.  We do not intend to initiate the second Phase 3 clinical trial until we review and discuss with the FDA the data from this clinical trial. If we do not achieve our primary endpoint in an additional Phase 3 clinical trial with statistical significance, assuming we conduct such clinical trials, or do not achieve a clinically meaningful reduction in IOP, we may not obtain marketing approval for OTX-TP.

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

For example, we applied for a deferral from the FDA for the requirement to conduct pediatric studies for DEXTENZA for the treatment of post-surgical ocular inflammation and pain following cataract surgery until after approval of such product in adult populations for that indication.  While the FDA ultimately approved our request, if the FDA had required us to conduct pediatric studies in advance of FDA approval in adult populations, we would have experienced significant delays in our ability to obtain marketing approval for DEXTENZA for these indications.  We will face a similar risk if we seek a comparable deferral for other product candidates or indications.

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

Our first Phase 3 clinical trial of OTX-TP reached the target enrollment of 550 patients at approximately 50 sites in the United States and is the largest clinical trial we have conducted to date.  While now complete, enrollment in this trial was slower than projected.  Our inability to enroll a sufficient number of patients in any of our other clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals.  Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

In our two pilot studies of OTX-TP for the treatment of glaucoma and ocular hypertension and our Phase 2a clinical trial of OTX-TP for the same indication, the most common adverse event was inflammatory reaction of the eyelids and ocular surface, which was noted in three patients in our pilot studies and in five patients in our Phase 2a clinical trial.  No hyperemia-related adverse events were noted in any of the patients treated with OTX-TP in our Phase 2b clinical trial.  There were no serious adverse events reported in our Phase 2b clinical trial; however, two OTX‑TP subjects and two timolol subjects discontinued study participation due to ocular adverse events.  Ocular adverse events were reported for 39.4% and 37.5% of subjects in the OTX-TP and timolol groups, respectively.  The most frequently reported ocular adverse events were dacryocanaliculitis, or inflammation of the lacrimal ducts, acquired dacryostenosis, or closing of the tear ducts, and eyelid edema.  In the Phase 2b clinical trial, inflammatory reaction at the administration site (punctal area) and lacrimal structure injury were each noted in one OTX-TP subject as compared to higher percentages in prior trials.  In the Phase 2b trial, the majority of ocular adverse events, including the most frequently reported adverse events, were assessed by the investigators as treatment related.  In the Phase 3 clinical trial, OTX-TP was generally well tolerated and no ocular serious adverse events were observed. The most common ocular adverse events seen in the clinical trial were dacryocanaliculitis (approximately 7% in OTX-TP vs. 3% in placebo) and lacrimal structure disorder (approximately 6% in OTX-TP vs. 4% in placebo).  However, many compounds that initially showed promise in clinical or early stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.  In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment.

We may not be successful in our efforts to develop products and product candidates based on our bioresorbable hydrogel technology platform other than DEXTENZA and ReSure Sealant or expand the use of our bioresorbable hydrogel technology for treating additional diseases and conditions.

We are currently directing most of our development efforts towards applying our proprietary, bioresorbable hydrogel technology platform to products and product candidates that are designed to provide extended delivery of therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs.  We have a number of products and product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other front-of-the-eye diseases and conditions.  We are also developing  hydrogel drug delivery implants designed to release therapeutic antibodies and small molecules such as TKIs to modulate the biological activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet AMD.  In October 2016, we entered into a collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.  Our existing product candidates and any other potential product candidates that we or our collaborators identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  We are also considering the future growth potential of the hydrogel platform technology in new areas of the body. If we do not successfully develop and commercialize our products and product candidates that we or our current or future collaborators develop based upon our technological approach, we will not be able to obtain substantial product revenues or revenue from collaboration agreements, including our collaboration with Regeneron, in future periods.

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

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business.  These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation.  Following an inspection by the FDA in March 2015, for example, we received an FDA Form 483 containing an inspectional observation relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting.  We submitted our response, which was accepted by the FDA, and updated our procedures.  In addition, in February 2016, as part of the review of our NDA for DEXTENZA, the FDA conducted a pre-NDA approval inspection of our manufacturing operations.  As a result of this inspection, we received an FDA Form 483 containing inspectional observations focused on process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes.  We addressed some observations before the inspection was closed and responded to the FDA with a corrective action plan to complete the inspection process.  In July 2016, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to the deficiencies in manufacturing process and controls identified during the pre-NDA approval inspection of our manufacturing facility performed by the FDA New England District Office in February 2016 that were documented on the February Form 483.  In January 2017, we resubmitted our NDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on procedures for manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a second CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain, stating that the FDA had determined that it could not approve the NDA in its then-present form.  FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the May 2017 pre-NDA approval inspection.  In May 2017, we submitted our initial response to the Form 483 and, in November 2017, we submitted our responses to the FDA’s remaining inspectional observations in an effort to close out the items identified in the Form 483.  The remediation efforts we undertook in response to the FDA’s inspectional observations and as a result of further internal review included upgrades to our manufacturing equipment and updates to our manufacturing processes and quality oversight.  These changes were intended to resolve the FDA’s outstanding concerns, including regarding the presence of particulate matter in certain manufactured lots of DEXTENZA, and enable us to consistently produce commercial lots and establish manufacturing processes sufficient for purposes of resubmission of our NDA. We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018, which was approved in November 2018. We may be subject to similar inspections and requirements in connection with subsequent applications for other product candidates or DEXTENZA for additional indications.

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

DEXTENZA, ReSure Sealant, or any of our product candidates that receives marketing approval may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community.  We commercially launched ReSure Sealant in the first quarter of 2014 and have commercially launched DEXTENZA for the treatment of post-surgical ocular inflammation and pain in July 2019 and cannot yet accurately predict whether either product will gain market acceptance and become commercially successful.  For example, we previously commenced commercialization in Europe of an earlier version of ReSure Sealant that was approved and marketed as an ocular bandage.  We recognized $0.1 million of revenue from the commercialization of this product through 2012.  However, we ceased our commercialization of the product in 2012 to focus on the ongoing clinical development of ReSure Sealant pursuant to FDA requirements.  If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable.

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

We applied for a transitional pass-through reimbursement status, or C-code, on November 30, 2018 for DEXTENZA from the Centers for Medicare and Medicaid Services, or CMS.  In May 2019, we received formal notification from CMS that it had approved transitional pass-through payment status and established a new C-Code for DEXTENZA that subsequently became effective on July 1, 2019. We expect pricing for DEXTENZA while in pass-through status to be approximately $538 per surgery.  We expect pass-through status would remain in effect for up to three years from the effective date of the C-code, or July 1, 2019.  We also submitted an application to the CMS for a J-code for DEXTENZA on December 28, 2018, and received a specific and permanent J-code in July 2019 which will become effective on October 1, 2019. We expect to submit to the CMS for a standard J-code for OTX-TP for the treatment of glaucoma and ocular hypertension, if our clinical trials are successful and if our NDA filings and sNDA are approved by the FDA.  There are no assurances that we will be successful in obtaining and retaining reimbursement for our products and product candidates.

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

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Our ability to generate revenues from the Collaboration Agreement will depend on our and Regeneron’s abilities to successfully perform the functions assigned to each of us under the Collaboration Agreement.  We did not receive any upfront payment under the Collaboration Agreement, although Regeneron has an option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Regeneron has agreed to pay us $10 million upon exercise of the option.  The option is exclusive until 12 months after Regeneron has received a product candidate in accordance with a collaboration plan and non-exclusive for an additional six months following the end of the exclusive period.  In December 2017, we delivered to Regeneron what we believed to be the final formulation for Regeneron’s initial preclinical tolerability study. Regeneron initiated the preclinical study in early 2018.  We and Regeneron have subsequently reached an understanding that the proposed formulation was not final and have ceased development of it and the corresponding option period under the Collaboration Agreement for the initial proposed formulation has stopped.  We are currently in discussions with Regeneron, in accordance with the terms of the Collaboration Agreement, regarding the development of an alternative formulation and the related impact on the designated option period. Although we are engaged in ongoing discussions with Regeneron, Regeneron has not informed us of its decision to exercise the option.  While we await a decision from Regeneron, we are not actively pursuing further formulation development or other preclinical testing under the Collaboration Agreement.  Under the Collaboration Agreement, we are obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances.  We are also entitled to receive under the terms of the Collaboration Agreement specified development, regulatory and sales milestone payments, as well as royalty payments.

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

Our success depends in large part on our and our licensor’s ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products.  We and our licensor have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies, products and product candidates.  Some of our licensed patents that we believe are integral to our hydrogel technology platform have terms that extend through at least 2024.  However, other broader patents within our patent portfolio expire have already expired.  Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our candidates might expire before or shortly after such candidates are commercialized.  As a result, our patent portfolio would be less effective in excluding others from commercializing products similar or identical to ours.  The patent prosecution process is expensive and time-consuming, and we may not have filed or prosecuted and may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

We are also aware of a U.S. patent with an expiration in 2020 with claims directed to formulations of hydrogels and which could be alleged to cover the hydrogel formulations used in our product candidates OTX-TP and OTX-MP. Based on the specifications and file history of that patent, we believe its claims should be construed with a scope that does not cover our product candidates. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity. Further, we have been made aware by a third party of three patents relating to intracanalicular inserts that may relate to, and potentially could be asserted against our intracanalicular insert product and product candidates, including DEXTENZA. We believe that DEXTENZA does not infringe the claims of one of more of these patents. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity.  We initiated legal proceedings against one of these patents and administrative proceedings against the other two patents in order to show that DEXTENZA does not infringe the claims of these patents or that these patents are invalid.  We have settled the legal proceedings related to one of these patents.  The USPTO has decided to proceed with the administrative proceeding related to one of the patents while declining to do so for the other.  We continue to believe that DEXTENZA does not infringe the claims of these patents and that, if and to the extent they were asserted against DEXTENZA, they would be subject to a claim of invalidity.

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

The activities associated with the development and commercialization of our products and product candidates, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States.  Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.  We have only received approval to market DEXTENZA and ReSure Sealant in the United States, and have not received approval to market any of our product candidates or to market DEXTENZA or ReSure Sealant in any jurisdiction outside the United States. Further, we have only received approval to market DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and have not received approval to market DEXTENZA for any other indications. We may determine to seek a CE Certificate of Conformity, which demonstrates compliance with relevant requirements and provides approval to commercialize ReSure Sealant in the European Union.  If we are unable to obtain a CE Certificate of Conformity for DEXTENZA, ReSure Sealant, or any of our product candidates for which we seek European regulatory approval, we will be prohibited from commercializing such product or products in the European Union and other places which require the CE Certificate of Conformity.  In such a case, the potential market to commercialize our products may be significantly smaller than we currently estimate.

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

The FDA also completed two inspections of our manufacturing facility in connection with our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  After each inspection, we received a Form 483 from the FDA pertaining to deficiencies in our manufacturing processes identified during such inspection.  After we responded to the issues which had been identified with corrective action plans, we subsequently received a CRL from the FDA.  Following the July 2016 CRL, we resubmitted our NDA to the FDA in January 2017.  After the May 2017 inspection, we received a Form 483 from the FDA focused on procedures from manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  We received a CRL regarding these and other matters in July 2017.  In November 2017, we submitted our complete responses to the FDA in an effort to close out the Form 483 deficiencies.  We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018, and in November 2018 the FDA approved our NDA. We may be subject to similar inspections in the future for DEXTENZA or for other product candidates for which we seek FDA approval. If we are unable to address any identified issues successfully or if the FDA determines that the actions we take to remediate any identified issues to be inadequate, our ability to commercialize any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal.  The Trump administration has represented to the U.S. Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling.  To that end, on May 1, 2019, the Justice Department filed a brief asking the Court to strike down the entirety of the ACA. Thereafter, on July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  In those arguments, the Trump administration argued in support of upholding the lower court decision. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

At the same time, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. It is unclear what, if any, of these measures will be enacted during the Congressional session. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We remain highly dependent on the research and development, clinical and business development expertise of our principal members of our management, scientific and clinical team, including Antony Mattessich, our President and Chief Executive Officer.  Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.  We do not maintain “key person” insurance for any of our executives or other employees.

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

Although we had a reduction in workforce in 2017 primarily related to sales and marketing personnel, we expect our drug development, clinical, regulatory affairs, manufacturing and our sales and marketing capabilities in the longer term to grow as we commercialize DEXTENZA and any other product candidates that may receive marketing approval. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.   We are currently relocating our corporate headquarters to 24 Crosby Drive, Bedford, MA to accommodate our growth.  We are evaluating expanding our manufacturing operations into 15 Crosby Drive, Bedford, MA while maintaining our existing operations located at 36 Crosby Drive, Bedford, MA.  Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations, or recruit and train additional qualified personnel.  The expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In July 2017, we experienced a decline in our stock price following our announcement that we had received notice of the FDA’s determination that it could not approve our NDA for DEXTENZA in its then present form. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In July and August 2017, class action lawsuits were filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, which were transferred to the United States District Court for the District of Massachusetts at our request and were subsequently consolidated. The court dismissed the consolidated cases in April 2019; that dismissal has been appealed. In addition, in July 2017, shareholder derivative actions were filed against certain of our current and former executive officers, certain of our current and former board members, and two of our investors and against the company as a nominal defendant, in the United States District Court for the District of Massachusetts and in Massachusetts Superior Court (Suffolk County).  These actions were re-filed in October and December 2017, were consolidated by court order in January 2018, and are now pending under one docket in Massachusetts Superior Court (Suffolk County).  In January 2018, a third shareholder derivative action was filed against us, certain of our current and former executive officers, and certain of our current and former board members in the United States District Court for the District of Massachusetts.  In February 2018, a fourth shareholder derivative action was filed against us, certain of our current and former executive officers, certain of our current and former board members, and two of our investors in the United States District Court for the District of Delaware. We also received subpoenas from the SEC in December 2017 and August 2018 seeking documents and information concerning DEXTENZA, including related communications with the FDA and investors. In May 2019, the SEC notified us that the SEC had concluded its investigation. Due to the volatility in our stock price, we may be the target of similar proceedings in the future.

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

We have never declared or paid cash dividends on our capital stock.  We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business.  In addition, the terms of our Credit Agreement and any future debt agreements that we may enter into, may preclude us from paying dividends without the lenders’ consent or at all.  As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On July 9, 2019, we issued to Christopher White, who became Senior Vice President, Head of Business Development, a non-statutory stock option to purchase an aggregate of 60,000 shares of our common stock at an exercise price of $5.13 per share. Subject to Mr. White’s continued service to the company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the one-year anniversary of the grant date and the remaining 75% of the shares underlying the award vesting monthly thereafter.  The stock option was issued outside of the Company’s 2014 Stock Incentive Plan as an inducement material to Mr. White’s acceptance of entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

Item 5. Other Information.

As previously announced, Kevin Hanley notified us on May 10, 2019, of his intent to resign from his position as our Senior Vice President, Technical Operations.  On August 2, 2019, or the Agreement Date, we and Mr. Hanley entered into a transition, separation and release of claims agreement, or the Transition Agreement, to formalize the terms of Mr. Hanley’s separation from the company.  Pursuant to the Transition Agreement, Mr. Hanley has resigned from any and all positions he holds as an officer or employee of the company, effective December 31, 2019, or such earlier date as may be mutually agreed upon between us and Mr. Hanley.  We refer to such date of separation as the Separation Date.

From the Agreement Date to the Separation Date, which we refer to as the Transition Period, Mr. Hanley has agreed to continue to serve as our Senior Vice President, Technical Operations.  During such time, Mr. Hanley remains eligible to receive his base salary and to participate in our benefits plans (pursuant to the terms and conditions of such plans).  Mr. Hanley also remains eligible to receive a bonus payment for calendar year 2019, payable at the sole discretion of our board of directors, with a target bonus rate of 35% of his base salary as of the Agreement Date, to be prorated if the Separation Date occurs prior to December 31, 2019.  We refer to this bonus as the Target Bonus.

Under the Transition Agreement, Mr. Hanley is entitled to separation benefits following the Transition Period in the form of (i) the continuation of his base salary as of the Agreement Date for a period of twelve months following the Separation Date; (ii) the payment of monthly premiums for healthcare and/or dental coverage for a period ending on the earlier of (x) the date that is twelve months following the Separation Date or (y) the end of the calendar month in which Mr. Hanley becomes eligible for such benefits under another employer’s plan; and (iii) effective upon the Separation Date, the acceleration of vesting in full of Mr. Hanley’s outstanding stock options and the extension of the period during which Mr. Hanley is permitted to exercise such options until the third anniversary of the Separation Date.  In the event that the Separation Date occurs following a change of control, as further described in the Transition Agreement, Mr. Hanley is entitled to receive (i) an additional six months of base salary and up to an additional six months of insurance premiums, with the entirety of the eighteen months of base salary payable in a lump sum due at the first payroll period following the effectiveness of Mr. Hanley’s release of claims described below and (ii) a bonus payment for calendar year 2019, in lieu of the Target Bonus described above, equal to one-and-one-half times the Target Bonus.

The Transition Agreement also provides for, among other things, a release of claims by Mr. Hanley, non-disclosure and non-disparagement obligations applicable to Mr. Hanley and non-disparagement obligations applicable to us. In addition, the Transition Agreement provides that the confidentiality, non-competition and non-solicitation provisions of the Employment Agreement remain in effect in accordance with their terms.

On the Agreement Date, we and Mr. Hanley also entered into a consulting agreement, or the Consulting Agreement, to be effective on the day immediately following the Separation Date, pursuant to which Mr. Hanley has agreed to provide technical consulting and advisory services to us. We have agreed to pay Mr. Hanley consulting fees on an hourly fee-for-service basis for any consulting services provided under the Consulting Agreement. In accordance with its terms, the Consulting Agreement terminates on the six-month anniversary of the Separation Date but may be extended upon the mutual agreement of the parties.  The Consulting Agreement automatically terminates upon the occurrence of certain specified events including Mr. Hanley’s death, incapacity, or revocation of his release of claims against us. Either we or Mr. Hanley may terminate the Consulting Agreement immediately upon a material breach by the other party of the Consulting Agreement or the Transition Agreement or for any reason upon thirty days’ written notice.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1+	Transition, Separation and Release of Claims Agreement by and between Ocular Therapeutix, Inc. and Dr. Amarpreet S. Sawhney, dated as of May 29, 2019.	8-K	001-36554	5/30/2019	10.1

10.2+	Consulting Agreement by and between Ocular Therapeutix, Inc. and Dr. Amarpreet S. Sawhney, dated as of May 29, 2019.	8-K	001-36554	5/30/2019	10.2

10.3	Sublease, dated as of April 4, 2019, by and among Ocular Therapeutix, Inc. and Holcim (US) Inc.	10-Q	001-36554	5/10/19	10.4

10.5	Second Amendment to Third Amended and Restated Credit and Security Agreement, by and among Ocular Therapeutix, Inc., MidCap Financial Trust as administrative agent, and the Lenders listed therein.					X

10.6+	Transition, Separation and Release of Claims Agreement by and between Ocular Therapeutix, Inc. and Kevin Hanley, dated as of August 2, 2019.					X

10.7+	Consulting Agreement by and between Ocular Therapeutix, Inc. and Kevin Hanley, dated as of August 2, 2019.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

________________________________________

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: August 7, 2019	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)