Form 10-Q
period 2019-09-30
OCULAR THERAPEUTIX, INC
filed 2019-11-12
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36554

Ocular Therapeutix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5560161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

24 Crosby Drive
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

As of November 7, 2019, there were 48,079,615 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our commercialization efforts for our product DEXTENZA®;

•	our plans to develop and commercialize DEXTENZA® for additional indications and our other product candidates based on our proprietary bioresorbable hydrogel technology platform;

•	our ability to manufacture DEXTENZA in compliance with current Good Manufacturing Practices, or cGMP;

•	our ability to build and manage a sales, marketing and distribution infrastructure to support the commercialization of DEXTENZA;
•	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and our other product candidates;
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

•

our ongoing and planned clinical trials, including our Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, our Phase 1 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with glaucoma and ocular hypertension and our Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD;

•	our ability to resolve the U.S. Food and Drug Administration warning letter received with respect to ReSure® Sealant on October 18, 2018;
•	the potential advantages of DEXTENZA, ReSure Sealant, and our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products and our ability to secure reimbursement for our products;
•	our estimates regarding the potential market opportunity for DEXTENZA, ReSure Sealant, and our other product candidates;

•

the preclinical and clinical development of our intravitreal depot with protein-based or small molecule drugs, including tyrosine kinase inhibitors, for the treatment of wet AMD and other retinal diseases;

•	the preclinical and clinical development of our intracameral injection for the treatment of glaucoma and ocular hypertension;

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

Ocular Therapeutix, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$65,414	$54,062
Accounts receivable	1,114	201
Inventory	895	217
Prepaid expenses and other current assets	2,213	1,713
Total current assets	69,636	56,193
Property and equipment, net	10,474	10,236
Restricted cash	1,764	6,614
Operating lease assets	6,836	—
Total assets	$88,710	$73,043
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,461	$2,965
Accrued expenses and other current liabilities	6,471	6,194
Operating lease liabilities	1,073	—
Total current liabilities	11,005	9,159
Other liabilities	—	3,221
Operating lease liabilities, net of current portion	9,206	—
Derivative liability	9,100	—
Notes payable, net of discount	24,952	24,788
2026 convertible notes, net	23,146	—
Total liabilities	77,409	37,168
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized and 48,079,615 and 41,518,091 shares issued and outstanding at September 30, 2019 and December 31, 2018	5	4
Additional paid-in capital	368,894	333,114
Accumulated deficit	(357,598)	(297,243)
Total stockholders’ equity	11,301	35,875
Total liabilities and stockholders’ equity	$88,710	$73,043

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Product revenue, net	$829	$498	$1,971	$1,486
Total revenue, net	829	498	1,971	1,486
Costs and operating expenses:
Cost of product revenue	806	115	1,486	348
Research and development	10,235	9,685	30,966	26,657
Selling and marketing	6,777	1,067	17,349	2,651
General and administrative	6,155	4,447	16,571	13,665
Total costs and operating expenses	23,973	15,314	66,372	43,321
Loss from operations	(23,144)	(14,816)	(64,401)	(41,835)
Other income (expense):
Interest income	308	230	1,016	621
Interest expense	(1,651)	(424)	(4,296)	(1,365)
Change in fair value of derivative liability	5,717	—	7,334	—
Other income (expense), net	(8)	—	(8)	—
Total other income (expense), net	4,366	(194)	4,046	(744)
Net loss and comprehensive loss	$(18,778)	$(15,010)	$(60,355)	$(42,579)
Net loss per share, basic	$(0.40)	$(0.38)	$(1.37)	$(1.15)
Weighted average common shares outstanding, basic	46,944,536	39,017,922	44,052,470	37,111,200
Net loss per share, diluted	$(0.45)	$(0.38)	$(1.37)	$(1.15)
Weighted average common shares outstanding, diluted	52,713,768	39,017,922	44,052,470	37,111,200

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(60,355)	$(42,579)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	6,806	5,534
Non-cash interest expense	2,469	265
Change in fair value of derivative liability	(7,334)	—
Depreciation and amortization expense	1,856	1,704
(Gain)/loss on disposal of property and equipment	7	—
Changes in operating assets and liabilities:
Accounts receivable	(913)	(14)
Prepaid expenses and other current assets	(500)	382
Inventory	(678)	20
Operating lease assets	552	—
Accounts payable	32	(1,003)
Accrued expenses and deferred rent	543	112
Operating lease liabilities	(596)	—
Net cash used in operating activities	(58,111)	(35,579)
Cash flows from investing activities:
Purchases of property and equipment	(1,637)	(1,410)
Net cash used in investing activities	(1,637)	(1,410)
Cash flows from financing activities:
Proceeds from issuance of 2026 convertible notes, net of issuance costs	37,275	—
Proceeds from exercise of stock options	34	346
Proceeds from issuance of common stock pursuant to employee stock purchase plan	294	119
Proceeds from issuance of common stock offering, net	28,647	55,961
Repayment of notes payable	—	(4,114)
Net cash provided by financing activities	66,250	52,312
Net increase in cash, cash equivalents and restricted cash	6,502	15,323
Cash, cash equivalents and restricted cash at beginning of period	60,676	43,152
Cash, cash equivalents and restricted cash at end of period	$67,178	$58,475
Supplemental disclosure of non-cash investing and financing activities:
Additional right of use asset and related lease liability	$2,044	$—
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$464	$198
Derivative liability in connection with issuance of 2026 convertible notes	$16,434	$—
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$—	$11

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2018	41,518,091	$4	$333,114	$(297,243)	$35,875
Issuance of common stock upon exercise of stock options	406	—	1	—	1
Issuance of common stock upon public offering, net of issuance costs	1,318,481	—	4,954	—	4,954
Stock-based compensation expense	—	—	1,942	—	1,942
Net loss	—	—	—	(17,124)	(17,124)
Balances at March 31, 2019	42,836,978	$4	$340,011	$(314,367)	$25,648
Issuance of common stock in connection with employee stock purchase plan	84,238	—	294	—	294
Issuance of common stock upon public offering, net of issuance costs	1,180,367	—	5,074	—	5,074
Stock-based compensation expense	—	—	1,695	—	1,695
Net loss	—	—	—	(24,453)	(24,453)
Balances at June 30, 2019	44,101,583	$4	$347,074	$(338,820)	$8,258
Issuance of common stock upon exercise of stock options	16,389	—	33	—	33
Issuance of common stock upon public offering, net of issuance costs	3,961,643	1	18,618	—	18,619
Stock-based compensation expense	—	—	3,169	—	3,169
Net loss	—	—	—	(18,778)	(18,778)
Balances at September 30, 2019	48,079,615	$5	$368,894	$(357,598)	$11,301

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2017	29,658,202	$3	$263,409	$(237,265)	$26,147
Issuance of common stock upon exercise of stock options	146,852	—	266	—	266
Issuance of common stock upon public offering, net of issuance costs	7,475,000	1	34,704	—	34,705
Stock-based compensation expense	—	—	1,831	—	1,831
Net loss	—	—	—	(13,765)	(13,765)
Balances at March 31, 2018	37,280,054	$4	$300,210	$(251,030)	$49,184
Issuance of common stock upon exercise of stock options	1,207	—	7	—	7
Issuance of common stock in connection with employee stock purchase plan	29,141	—	119	—	119
Issuance of common stock upon public offering, net of issuance costs	1,166,535	—	8,393	—	8,393
Stock-based compensation expense	—	—	1,830	—	1,830
Net loss	—	—	—	(13,804)	(13,804)
Balances at June 30, 2018	38,476,937	$4	$310,559	$(264,834)	$45,729
Issuance of common stock upon exercise of stock options	21,367	—	73	—	73
Issuance of common stock upon public offering, net of issuance costs	2,026,031	—	12,852	—	12,852
Stock-based compensation expense	—	—	1,873	—	1,873
Net loss	—	—	—	(15,010)	(15,010)
Balances at September 30, 2018	40,524,335	$4	$325,357	$(279,844)	$45,517

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

As of September 30, 2019, the Company’s lead product candidate DEXTENZA® (dexamethasone insert) 0.4mg, has been approved by the FDA and the Company’s other product candidates are in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations, including to support the commercial launch of DEXTENZA.

Based on the Company’s current forecasted operating plan,  which includes estimates related to anticipated cash inflows from DEXTENZA product sales, and cash outflows for operating expenses, the Company believes that its existing cash and cash equivalents of $65.4 million, as of September 30, 2019 along with the expected cost savings from the operational restructuring announced in early November 2019, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements through the fourth quarter of 2020. The Company has a limited history of commercialization of DEXTENZA, and management does not yet have sufficient historical evidence to assert that it is probable that the Company will receive sufficient revenues from its sales of DEXTENZA to fund operations.  The Company does not expect that DEXTENZA revenue will be substantial in 2019.  Therefore, management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements. The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of September 30, 2019, the Company had an accumulated deficit of $357,598.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K on file with the SEC.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2019 and results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018 have been made.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition and the fair value of derivatives.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  Actual results could differ from the Company’s estimates.

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

The Company’s cash equivalents at September 30, 2019 and December 31, 2018, were carried at fair value determined according to the fair value hierarchy described above (Note 3).  The Company’s derivative liability at September 30, 2019 was carried at fair value determined according to the fair value hierarchy described above and classified as a Level 3 measurement. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

The carrying value of the Company’s variable interest rate notes payable ( Note 8) are recorded at amortized costs, which approximates fair value due to their short-term nature.

On March 1, 2019, the Company issued $37,500 aggregate principal amount of unsecured senior subordinated convertible notes (the “2026 Convertible Notes”) (Note 5) and is carried, net of derivative liability, at its amortized cost of $23,146 at September 30, 2019. The estimated fair value of the 2026 Convertible Notes was $33,001 at September 30, 2019. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The main input when determining the fair value for disclosure purposes is the bond yield which is updated each period to reflect the yield of a comparable instrument issued as of the valuation date.  The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

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

Transaction Price, including Variable Consideration— Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, government chargebacks, discounts and rebates, and other incentives, such as voluntary patient assistance, and other fee-for-service amounts that are detailed within contracts between the Company and its customers relating to the Company’s sale of DEXTENZA. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

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

Trade Discounts and Allowances—The Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through September 30, 2019, as well as a reduction to trade receivables, net on the consolidated balance sheets.

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

Restricted Cash

The Company held restricted cash of $1,764 and $6,614 at September 30, 2019 and December 31, 2018, respectively, on its consolidated balance sheet.  The Company held restricted cash as security deposits for the lease of its manufacturing space and its former corporate headquarters and a financial covenant associated with the terms of its existing debt with lenders for total indebtedness of $25,000,  which restricted the Company's withdrawal or usage of $5,000.  On August 2, 2019, the Company entered into a second amendment to the Credit Agreement (Note 8) in which the lenders agreed to remove the financial covenant requiring the Company to maintain a minimum of $5,000 of cash on hand.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	September 30,	September 30,	December 31,	December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$65,414	$56,861	$54,062	$41,538
Restricted cash	1,764	1,614	6,614	1,614
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$67,178	$58,475	$60,676	$43,152

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$59,906	$—	$59,906

Liability:
Derivative liability (Note 4)	—	—	9,100	9,100
Total	$—	$59,906	$9,100	$69,006

	Fair Value Measurements as of
	December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$50,906	$—	$50,906
Total	$—	$50,906	$—	$50,906

During the nine months ended September 30, 2019 there were no transfers between Level 1, Level 2 and Level 3.

4. Derivative Liability

The 2026 Convertible Notes (Note 5) contained an embedded conversion option that met the criteria to be bifurcated and accounted for separately from the 2026 Convertible Notes (the "Derivative Liability"). The Derivative Liability was recorded at fair value upon the issuance of the 2026 Convertible Notes and is subsequently remeasured to fair value at each reporting period.  The Derivative Liability was initially valued and remeasured using a "with-and-without" method. The "with-and-without" methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Derivative Liability.

The fair value of the 2026 Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The main inputs to valuing the 2026 Convertible Notes with the conversion option as of September 30, 2019 include the Company’s stock price on the valuation date ($3.04 on September 30, 2019); the expected annual volatility of the Company’s stock (88%) and the bond yield (13.1%), which was derived by making the fair value of the 2026 Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

A roll forward of the derivative liability is as follows:

As of
September 30, 2019
Balance at December 31, 2018	$—
Initial value	16,434
Change in fair value	(7,334)
Balance at September 30, 2019	$9,100

5. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount  at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed.  The Company includes the deferred interest in the balance of the 2026 Convertible Notes on its consolidated balance sheet. The effective annual interest rate for the 2026 Convertible Notes was 13.5% through September 30, 2019.

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

A summary of the 2026 Convertible Notes at September 30, 2019 is as follows:

September 30,
2019
2026 Convertible Notes	$37,500
Less: unamortized discount	(15,684)
21,816
Interest	1,330
Total	$23,146

6. Income Taxes

The Company did not provide for any income taxes in its consolidated statement of operations and comprehensive loss for the three and nine-month periods ended September 30, 2019 or 2018.  The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2019 and December 31, 2018, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2019 or December 31, 2018.  As of September 30, 2019 and December 31, 2018, the Company had no accrued interest or tax penalties recorded related to income taxes.  The Company’s income tax return reporting periods since December 31, 2015 are open to income tax audit examination by the federal and state tax authorities.  In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

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

If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan.  The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates.  If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product.  Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.  Through September 30, 2019, the Option has not been exercised, and no payments have been made.

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

8. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”).  The Company has a total borrowing capacity of $25,000 under the Credit Facility which has been fully drawn down as of September 30, 2019.

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

On August 2, 2019, the Company entered into a second amendment to the Credit Agreement in which the lenders agreed to remove the financial covenant requiring the Company to maintain a minimum of $5,000 of cash on hand.  Prior to this amendment, the Company was required to maintain a minimum of $5,000 of cash on hand as a financial covenant to the borrowing arrangement, which the Company had included in long-term restricted cash.

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

Borrowings outstanding are as follows:

	September 30,	December 31,
	2019	2018
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	136	5
Unamortized discount	(184)	(217)
	$24,952	$24,788

As of September 30, 2019, the annual repayment requirements for the Credit Facility, inclusive of the final payment of $875 due at expiration, were as follows:

		Interest and
Year Ending December 31,	Principal	Final Payment	Total
Remainder of 2019	$—	$624	$624
2020	—	2,481	2,481
2021	8,333	2,094	10,427
2022	8,333	1,270	9,603
2023	8,334	1,320	9,654
	$25,000	$7,789	$32,789

Interest paid amounted to $1,850 and $1,131 for the nine months ended September 30, 2019 and 2018, respectively.

9. Common Stock

On April 5, 2019, the Company entered into an Open Market Sale AgreementSM (the “2019 Sales Agreement”) with Jefferies, LLC (“Jefferies”), under which the Company may offer and sell its common stock having aggregate proceeds of up to $50,000 from time to time through Jefferies, acting as agent.   In the three and nine months ended September 30, 2019, the Company sold 3,961,643 and 5,142,010 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $18,618 and $23,692, respectively, after underwriting discounts and commissions and expenses.

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

In November 2016, the Company entered into a controlled equity offering sales agreement (the “2016 Sales Agreement”) with Cantor Fitzgerald & Co., under which the Company could offer and sell its common stock having aggregate proceeds of up to $40,000 from time to time. In the three months ended March 31, 2019, the Company sold 1,318,481 shares of common stock at-the-market under the 2016 Sales Agreement, resulting in net proceeds of approximately $4,954 after underwriting discounts and commissions and expenses. Through March 31, 2019, the Company sold 6,330,222 shares of common stock at-the-market under the 2016 Sales Agreement, resulting in net proceeds of approximately $38,381 after underwriting discounts and commissions and expenses. As of February 25, 2019, the Company had no amounts remaining available for future sale under the 2016 Sales Agreement. On February 28, 2019, pursuant to the 2016 Sales Agreement, the Company delivered a termination notice to Cantor, terminating the 2016 Sales Agreement.

10. Net Loss Per Share

Basic net loss per share was calculated as follows for the three and the nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(18,778)	$(15,010)	$(60,355)	$(42,579)
Denominator:
Weighted average common shares outstanding, basic	46,944,536	39,017,922	44,052,470	37,111,200
Net loss per share attributable to common stockholders, basic	$(0.40)	$(0.38)	$(1.37)	$(1.15)

For the three months ended September 30, 2018 and the nine months ended September 30, 2019 and 2018 there is no dilutive impact. Therefore, diluted net loss per share is the same as basic net loss per share. Diluted net loss per share was calculated as follows for the three months ended September 30, 2019:

Three Months Ended September 30,
2019
Net loss attributable to common stockholders, basic	$(18,778)
Interest expense on 2026 Convertible Notes	998
Change in fair value of derivative liability	(5,717)
Net loss attributable to common stockholders, diluted	$(23,497)

Weighted average common shares outstanding, basic	46,944,536
Shares issuable upon conversion of 2026 Convertible Notes, as if converted	5,769,232
Weighted average common shares outstanding, diluted	52,713,768

Net loss per share attributable to common stockholders, diluted	$(0.45)

The Company excluded the following common stock equivalents, outstanding as of September 30, 2019 and 2018, from the computation of diluted net loss per share for the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 because they had an anti-dilutive impact.  The Company also excluded the shares issuable upon conversion of the 2026 Convertible notes from the computation of diluted net loss per share for the nine months ended September 30, 2019 because they had an anti-dilutive impact.

	As of September 30,
	2019	2018
Options to purchase common stock	7,621,722	5,175,803
Warrants for the purchase of common stock	18,939	18,939
	7,640,661	5,194,742

11. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards.  The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2019, the number of shares available for issuance under the 2014 Plan was increased by 1,659,218.  During the three and nine months ended September 30, 2019, the Company granted options to purchase 266,450 and 2,976,450 shares of common stock, respectively, at a weighted exercise price of $4.59 and $4.11 per share, respectively. As of September 30, 2019, 893,066 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”).  The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2019, the number of shares available for issuance under the 2014 Plan was increased by 207,402.  During the three and nine months ended September 30, 2019, no shares and 84,238 shares, respectively, of common stock were issued.  As of September 30, 2019, 524,674 shares remained available for issuance under the ESPP.

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

On July 9, 2019, the Company issued to the Senior Vice President, Head of Business Development, a non-statutory stock option to purchase an aggregate of 60,000 shares of our common stock at an exercise price of $5.13 per share. Subject to Senior Vice President, Head of Business Development continued service to the Company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the one-year anniversary of the grant date and the remaining 75% of the shares underlying the award vesting monthly thereafter.  The stock option was issued outside of the Company’s 2014 Stock Incentive Plan as an inducement material to Senior Vice President, Head of Business Development’s acceptance of entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$543	$627	$1,756	$1,853
Selling and marketing	260	116	718	343
General and administrative	2,366	1,130	4,332	3,338
	$3,169	$1,873	$6,806	$5,534

As of September 30, 2019, the Company had an aggregate of $12,109 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.5 years.

As of September 30, 2019, there were no outstanding unvested service-based stock options held by nonemployees for the purchase of common stock.

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

The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license.  Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company.  The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Prior Agreement.  Through September 30, 2019, royalties paid under this agreement related to product sales were $244 and have been charged to cost of product revenue.

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

Collaboration Agreement

In October 2016, the Company entered into the Collaboration Agreement with Regeneron as described in Note 7.  Under the terms of the Collaboration Agreement, the Company has granted Regeneron an Option to enter into an exclusive, worldwide license to develop and commercialize products containing the Company’s hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds.  If the Option is exercised, the Company is obligated to reimburse Regeneron for certain development costs incurred under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances.  Through September 30, 2019, the Option has not been exercised and no payments have been made to Regeneron.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased the Company’s common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018.  The court held oral argument on the motion to dismiss on February 6, 2019.  By order dated April 30, 2019, the court granted defendants’ motion to dismiss.  On May 31, 2019, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit regarding the District Court’s opinion and order of dismissal of the Complaint.  The plaintiffs/appellants filed their opening brief on the appeal on October 23, 2019.  Defendants’/appellees’ response brief is due on November 22, 2019, and plaintiffs’/appellants’ reply brief is due on December 13, 2019.

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

13. Related Party Transactions

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters.  Mr. Jonathan M. Sparks, Ph.D., a partner at McCarter & English, has also served in the capacity as the Company’s in-house counsel since October 2017. The Company incurred fees for legal services rendered by McCarter of $209 and $155 and $672 and $376 for the three and nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, there was $62 recorded in accounts payable and $55 recorded in accrued expenses for McCarter.

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

On April 4, 2019, the Company entered into a non-cancelable lease for 30,036 square feet of space located at 24 Crosby Street in Bedford, Massachusetts to be used for office space.   The five-year lease commenced on April 18, 2019 and terminates on March 24, 2024 and does not include any lease renewal options.  The Company recorded an operating lease asset and liability of $2,044 on its consolidated balance sheet in connection with this lease.

The following table summarizes the presentation in the Company’s consolidated balance sheet of its operating leases:

		September 30,
	Balance sheet location	2019
Assets:
Operating lease assets	Operating lease assets	$6,836

Liability:
Current operating lease liabilities	Operating lease liabilities	$1,073
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	9,206
Total Operating lease liabilities:		$10,279

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss:

		For the	For the
		Three Months Ended	Nine Months Ended
		September 30,	September 30,
	Statement of operations and comprehensive loss location	2019	2019
Operating lease costs	Research and development	$423	$1,215
	Selling and marketing	79	183
	General and administrative	89	226
		$591	$1,624

The minimum lease payments for the next five years and thereafter is expected to be as follows:

September 30,
Year Ending December 31,	2019
2019 (remaining three months)	592
2020	2,418
2021	2,483
2022	2,548
2023	2,358
Thereafter	5,383
Total lease payments	$15,782
Less: interest	5,503
Present value of operating lease liabilities	$10,279

Under the prior lease guidance minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2018, were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Minimum lease payments	$1,809	1,850	1,886	1,936	1,730	5,224	$14,435

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

September 30,
2019
Weighted average remaining lease term in years	6.7
Weighted average discount rate	13.55%

Supplemental disclosure of cash flow information related to our operating leases included in cash flows provided by operating activities in our consolidated statements of cash flows is as follows:

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities	$591	$1,478

15. Subsequent Events

Inducement Stock Option Awards

On October 29, 2019, the 2019 Inducement Stock Incentive Plan (the “2019 Plan”) was approved by the Board of Directors of the Company.  Awards under the Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).  For the avoidance of doubt, neither consultants nor advisors shall be eligible to participate in the Plan.  Each person who is granted an Award under the 2019 Plan is deemed a “Participant.” The Plan provides for the following types of awards, each of which is referred to as an “Award”: non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The number of shares of common stock that may be issued under the 2019 Plan is 500,000.

November 2019 Reduction in Force

On November 6, 2019, the Board of Directors approved an operational restructuring to eliminate a portion of the Company’s workforce to reduce expenses.  As part of this operational restructuring, the Company reduced headcount by approximately 22%.  The Company expects to substantially complete the restructuring in the fourth quarter of 2019.  The Company estimates total restructuring costs of approximately $0.7 million.  The Company expects that approximately $0.6 million would be paid during the three months ended December 31, 2019 and approximately $0.1 million would be paid during 2020.

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

We currently incorporate U.S. Food and Drug Administration, or FDA, approved therapeutic agents, including small molecules and proteins, into our hydrogel technology with the goal of providing local programmed-release of drug to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intracanalicular inserts, intracameral implants and intravitreal implants. We have products and product candidates in early commercial, clinical and preclinical development applying this technology to treat post-surgical ocular inflammation and pain, allergic conjunctivitis, glaucoma and ocular hypertension, and wet age-related macular degeneration, or wet AMD, among other conditions.

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

Inflammation and Pain after Ocular Surgery

DEXTENZA ® (dexamethasone ophthalmic insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. In November 2018 the FDA approved our NDA for DEXTENZA for the treatment of post-surgical ocular pain. In June 2019, the FDA approved our sNDA, for DEXTENZA to treat post-surgical ocular inflammation. In connection with our July 1, 2019 commercial launch of DEXTENZA, we have built our own highly targeted, key account manager, or KAM, sales force that will focus on the ambulatory surgical centers, or ASCs, responsible for the largest volumes of cataract surgery.  Since the commercial launch of DEXTENZA, we have expanded our field sales team by 50% to a total of 30 KAMs.  DEXTENZA is now available through distributors and our key account managers are fully trained.  Commencing in May 2019, our KAMs worked actively with select ASCs in a sampling program that we refer to as DEXTENZA Days. Our initial commercial efforts are focused on the two million cataract procedures performed annually under Medicare Part B.  Following our receipt of FDA approval on November 30, 2018, we submitted an application for a C-code for transitional pass-through payment status.  On May 29, 2019, we received formal notification from the Centers for Medicare and Medicaid Services, or CMS, that it had approved transitional pass-through payment status and established a new reimbursement code for DEXTENZA. The code, C9048, became effective on July 1, 2019.  On December 28, 2018, we submitted an application for a J-code for permanent payment status.  In July 2019, we subsequently received a specific and permanent J-code, J1096, that became effective October 1, 2019.  With the effectiveness of our permanent J-code as of October 1, 2019, our C-code is no longer in effect.

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

In the third quarter of 2019, we began dosing patients in an 80-subject, pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching in connection with allergic conjunctivitis.  This Phase 3 clinical trial is a U.S.-based, multi-center, 1:1 randomized, double-masked, placebo-controlled trial that intends to enroll approximately 80 subjects, testing the safety and efficacy of DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg versus a placebo vehicle punctum plug using the Ophthalmic Research Associates’ modified Conjunctival Allergen Challenge (Ora-Cac®) Model for the treatment of ocular itching associated with allergic conjunctivitis. The trial is designed to assess the effect of DEXTENZA compared with a placebo on allergic reactions using a series of successive allergen challenges over a 30-day period. The primary efficacy endpoint being evaluated in the study is ocular itching following insertion of DEXTENZA at multiple time points during the 30-day period. DEXTENZA is administered by a physician as a bioresorbable intracanalicular insert and designed for drug release to the ocular surface for up to 30 days.  This trial represents the third Phase 3 clinical trial in allergic conjunctivitis conducted by us and, if successful, we plan to submit a supplemental NDA to the FDA for ocular itching associated with allergic conjunctivitis. Topline data from this trial are anticipated in the first half of 2020.

We are also planning to evaluate DEXTENZA in pediatric subjects that are 0 to 3 years of age undergoing cataract surgery beginning in the fourth quarter of 2020.    The planned pediatric trial is a post-approval commitment to the FDA.  Additionally, we have received proposals for, and plan to support, several investigator-initiated trials evaluating DEXTENZA in different clinical situations.

Glaucoma Programs

Glaucoma is a large market and a disease that is estimated to impact more than 2.7 million people age 40 or older in the U.S.  The primary goal of glaucoma treatment is to slow the progression of this chronic disease by reducing intraocular pressure, and many medications can accomplish this.  Importantly, however, adherence to current topical glaucoma therapies is known to be particularly poor with reported rates of non-adherence from 30% to 80%.  These low compliance rates may be associated with disease progression and loss of vision, and may be part of the reason that glaucoma is a leading cause of blindness in people over 60 years of age.

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

On May 20, 2019, we reported topline results of the Phase 3 randomized, double blind, placebo-controlled clinical trial that was conducted across more than 50 sites and enrolled 554 subjects with open-angle glaucoma or ocular hypertension in the full analysis set, or FAS, population. The trial’s primary efficacy endpoint was an assessment of mean IOP at nine different time points, three diurnal time points (8 AM, 10 AM, and 4 PM) at each of 2, 6, and 12 weeks following insertion. The secondary endpoints included an evaluation of whether OTX-TP demonstrated a statistically superior mean reduction of IOP from baseline for OTX-TP treated subjects compared with placebo insert treated subjects (Table 1) compared with placebo insert treated subjects at the same nine time points.  Topline results show that the trial did not achieve its endpoint of statistically significant superiority in mean reduction of IOP compared with placebo at all nine time points. OTX-TP treated subjects did have a greater reduction in IOP from baseline relative to placebo insert at all nine time points (Table 2), and these differences were statistically significant (p value < 0.05) for eight of the nine time points (Tables 2 and Table 3). The reductions from baseline for OTX-TP treated subjects in this trial ranged from 3.27-5.72 millimeters of mercury (mm Hg) across the nine time points with higher levels of intraocular pressure reduction seen at the earlier time points in this trial (Table 3).

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

We  have met with the FDA to discuss data we reported in May 2019 from our completed phase three trial.  Our conversation with the FDA was productive and involved a discussion around the importance of compliance and how a product like OTX-TP could address the issue of non-compliance by delivering a prostaglandin analog formulated with our programmed release hydrogel to lower intraocular pressure for up to 12 weeks with a single insert.  While the FDA did not feel that the data from this clinical trial met the standard of clinical meaningfulness in the population studied, there were constructive discussions about potential pathways forward in specific patient populations for whom drops are problematic. Therefore, we do not intend to initiate a second Phase 3 clinical trial at this time without the assistance of a collaborative partner.  Given the anticipated use of OTX-TP as a chronic therapy, we continue to generate six-month (300 patients) and one-year (100 patients) safety data from in an open-label one-year safety extension study to support a potential product registration.

OTX-TIC (intracanalicular travoprost implant)

OTX-TIC is our product candidate for glaucoma patients in need of a more significant reduction in IOP and ocular hypertension. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP reduction in humans. Our investigational new drug application, or IND, for our U.S. trial became effective in the first quarter of 2018, and we dosed the first patient in May 2018. This clinical trial is a multi-center, open-label, dose-escalation, proof-of-concept study designed to evaluate the safety, durability, tolerability, and efficacy of OTX-TIC in patients with primary open-angle glaucoma or ocular hypertension. We presented initial results from the first cohort, comprised of five patients, in this clinical trial at the Association of Research and Vision of Ophthalmology (ARVO) meeting in April 2019 and the American Society of Cataract and Refractive Surgery annual meeting in May 2019.  This data demonstrated that, with a single implant, subjects were able to achieve IOP lowering for up to thirteen months at a level least as good as topical travoprost that was placed in each subject’s non-study eye. In addition, the hydrogel carrier, as designed, biodegraded in five to seven months. There were no clinically meaningful changes in corneal health as measured by endothelial cell evaluation and corneal pachymetry. Several subjects reported low grade inflammation and peripheral anterior synechiae that we believe may be addressable with modifications to the implants.  We are currently collecting additional data from the first two cohorts and have begun a third cohort to assess the impact of a faster degrading implant with the same therapeutic dose as administered in cohort one. We have developed an additional formulation to test a smaller implant of OTX-TIC and expect to evaluate this formulation in a fourth cohort of this clinical trial in the future.

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

OTX-TKI (intravitreal tyrosine kinase inhibitor ophthalmic implant)

OTX-TKI is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of OTX-TKI. In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. In the first quarter of 2019, we began dosing patients in a Phase 1 clinical trial in Australia. This clinical trial is a multi-center, open-label study designed to evaluate the safety, durability and tolerability of OTX-TKI. We also plan to evaluate biological activity by following visual acuity over time and measuring retinal thickness using standard optical coherence tomography.  The independent Data Safety and Monitoring Committee met to review the safety from the first cohort of subjects in the Phase 1 clinical trial and recommended moving to a higher dose of OTX-

TKI for the next cohort of subjects to be treated, as the first cohort of subjects reported no safety concerns.  We are currently dosing this second, higher dose cohort.

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

A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the Device Exposure Registry Study requirements.  In a letter dated June 7, 2019 from the FDA, the agency acknowledged receipt of a letter dated March 29, 2019 from us in which we proposed conducting the proposed retrospective analysis of the IRIS Registry, comparing endophthalmitis rates from sites that purchased ReSure versus those sites that did not purchase ReSure.  If the rates are no different, the FDA has indicated that it will consider the post-approval requirement to have been fulfilled.  If there is a statistically significant increase in endophthalmitis rates at sites purchasing ReSure compared with those not purchasing ReSure, a prospective study will be required.  The FDA has indicated it will consider our response to the warning letter adequate once it approves the study protocol for the retrospective analysis of the IRIS Registry and the outline of the prospective study.  We are currently working on completing the protocol for the retrospective study and expect to submit the protocol to the FDA during the fourth quarter of 2019.  ReSure Sealant currently remains commercially available in the United States, though there is no sales support provided to the product at this time.  We have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2019.

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

Financial Position

We have generated limited revenue to date.  All of our programmed-release drug delivery products are in various phases of early commercial, clinical and preclinical development.  Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications.  Since inception, we have incurred significant operating losses.  Our net loss was $18.8 million and $15.0 million and $60.4 million and $42.6 million for the three and nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, we had an accumulated deficit of $357.6 million.

Our total costs and operating expenses were $24.0 million and $66.4 million for the three and nine months ended September 30, 2019, including $3.9 million and $8.7 million in non-cash stock-based compensation expense and depreciation expense. Our operating expenses have grown as we prepared for the commercial launch of DEXTENZA in July 2019; continue to pursue the clinical development OTX-TIC, OTX-TKI and DEXTENZA for additional indications; continue the internal development of our intravitreal hydrogel formulation for the local programmed-release of protein-based or small molecule anti-angiogenic drugs, such as OTX-IVT for the treatment of wet AMD and other back-of-the-eye diseases; continue the research and development of our other product candidates; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results.  We expect to incur substantial sales and marketing expenses in connection with the ongoing DEXTENZA commercial launch and that of any of our other product candidates.  In addition, we will continue to incur additional costs associated with operating as a public company, including legal costs associated with any pending legal proceedings.

Although we expect to generate revenue from sales of DEXTENZA and potentially ReSure Sealant, we will need to obtain substantial additional funding to fully support our continuing operations and the commercialization of DEXTENZA. If we are unable to raise capital or access our borrowing capacity when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

In November 2016, we entered into a controlled equity offering sales agreement, or the 2016 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we could offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time. Through March 31, 2019, we sold an aggregate of 6,330,222 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $38.4 million after underwriting discounts and commissions and other offering expenses.  As of February 25, 2019, we had no amounts remaining available for future sale under the 2016 Sales Agreement. On February 28, 2019, pursuant to the 2016 Sales Agreement, we delivered a termination notice to Cantor, terminating the 2016 Sales Agreement.

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

On April 5, 2019, we entered into an Open Market Sale AgreementSM,  or the 2019 Sales Agreement,  with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent.  In the second quarter of 2019,  we sold 1,180,367 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $5.1 million after underwriting discounts and commissions and expenses.  In the third quarter of 2019,  we sold 3,961,643 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $18.6 million after underwriting discounts and commissions and expenses. From inception to November 2, 2019, we have sold 5,142,010 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $23.7 million after underwriting discounts and commissions and expenses.

On August 2, 2019, we entered into the Second Amendment of our Third Amended and Restated Credit and Security Agreement, between us and our senior note lenders MidCap Financial and Silicon Valley Bank, whereby the lenders agreed to remove the restrictions on the $5.0 million of restricted cash required under the Third Amended and Restated Credit and Security Agreement as of June 30, 2019.

Based on our current plans and forecast expenses, we believe that our existing cash and cash equivalents of $65.4 million, as of September 30, 2019 and anticipated cash inflows from DEXTENZA product sales, along with the expected cost savings from the operational restructuring announced in early November 2019, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through the end of the fourth quarter of 2020. This estimate is subject to a number of assumptions related to the revenues and expenses associated with the commercialization of DEXTENZA as well as the pace of our research and clinical development programs, and other aspects of our business.  DEXTENZA has only recently launched and anticipated cash flows are subject to uncertainty, and we do not expect that DEXTENZA revenue will be substantial in 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We will need to raise additional capital to support our   ongoing operations.  See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through September 30, 2019, we have generated limited amounts of revenue from the sales of our products.  We began to recognize limited product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019.  Our ReSure Sealant product received premarket approval from the FDA in 2014.  We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2019. Until June 2019, ReSure Sealant was our only source of revenue from product sales. We may generate revenue in the future if we successfully commercialize DEXTENZA and develop and commercialize one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

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

The table below summarizes our research and development expenses incurred by product development program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

ReSure Sealant	$57	$58	$130	$96
DEXTENZA for post-surgical ocular inflammation and pain	274	458	789	825
DEXTENZA for allergic conjunctivitis	576	—	691	20
OTX-TP for glaucoma and ocular hypertension	252	1,445	1,410	4,181
OTX-TIC for glaucoma and ocular hypertension	181	—	480	—
OTX-TKI for Wet AMD	246	—	424	—
Preclinical programs	421	—	1,552	—
Unallocated expenses	8,227	7,724	25,489	21,535
Total research and development expenses	$10,234	$9,685	$30,965	$26,657

We expect our expenses will decrease in calendar year 2020, as a result of the operational restructuring in November 2019 that will delay certain clinical programs in the near term as we continue to concentrate our research and development activities on DEXTENZA, OTX-TIC, OTX-TKI and other product candidates and other research and development activities.

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in early commercial, clinical and preclinical development could mean a significant change in the costs and timing associated with the development of these product candidates.  For example, if the FDA or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs.  During the three and nine months ended September 30, 2019 and 2018, we incurred limited marketing expenses in connection with ReSure Sealant, which we began commercializing in 2014, and selling and marketing expenses in connection with the commercial launch and ongoing sales of DEXTENZA in July 2019. As we have now commercially launched DEXTENZA, our selling and marketing expenses will continue to increase.

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

Other Income (Expense)

Interest Income.  In 2018, interest income consists primarily of interest income earned on cash and cash equivalents.  In the three and nine months ended September 30, 2019 and 2018, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

Interest Expense.  Interest expense is incurred on our debt.  We borrowed $15.0 million in aggregate principal amount in April 2014. In December 2015, we amended our credit and security agreement, or, as amended, our Credit Agreement, in connection with our credit facility, or our Credit Facility, to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019. In March 2017, we amended the Credit Agreement to increase the aggregate principal amount under the Credit Facility to $18.0 million, extend the interest-only payment period through February 2018, and extend the maturity date to December 1, 2020. In December 2018, we amended the Credit Agreement to increase the aggregate principal amount under the Credit Facility to $25.0 million, extend the interest-only payment period through December 2020, and extend the maturity date to December 2023.  In March 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements.  On an ongoing basis, we evaluate our estimates and judgments.  We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  During the three and nine months ended September 30, 2019, there were no material changes to our critical accounting policies.  Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2019 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	revenue recognition;

•	and, derivative liability.

During the three months ended March 31, 2019, in connection with issuance of our 2026 Convertible Notes, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting until the embedded derivative is settled.

Given the judgment and complexity involved in determining the fair value of this liability, we concluded that this derivative liability is a critical accounting policy. The fair value of the 2026 Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The key inputs to valuing the 2026 Convertible Notes with the conversion option include our stock price on the valuation date, the expected annual volatility of our common stock and the bond yield, which was derived by making the fair value of the 2026 Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Revenue:
Product revenue, net	$829	$498	$331
Total revenue	829	498	331
Costs and operating expenses:
Cost of product revenue	806	115	691
Research and development	10,235	9,685	550
Selling and marketing	6,777	1,067	5,710
General and administrative	6,155	4,447	1,708
Total costs and operating expenses	23,973	15,314	8,659
Loss from operations	(23,144)	(14,816)	(8,328)
Other income (expense):
Interest income	308	230	78
Interest expense	(1,651)	(424)	(1,227)
Change in fair value of derivative liability	5,717	—	5,717
Other income (expense), net	(8)	—	(8)
Total other income (expense), net	4,366	(194)	4,560
Net loss	$(18,778)	$(15,010)	$(3,768)

Revenue

We generated $0.8 million of revenue during the three months ended September 30, 2019 from sales of our DEXTENZA and ReSure Sealant product.  We generated $0.5 million of revenue during the three months ended September 30, 2018, from sales of our ReSure Sealant product.  We began to recognize product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019.  In 2018, we only had product revenue from ReSure Sealant.

Research and Development Expenses

	Three Months Ended
	September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$57	$58	$(1)
DEXTENZA for post-surgical ocular inflammation and pain	274	458	(184)
DEXTENZA for allergic conjunctivitis	576	—	576
OTX-TP for glaucoma and ocular hypertension	252	1,445	(1,193)
OTX-TIC for glaucoma and ocular hypertension	181	—	181
OTX-TKI for Wet AMD	246	—	246
Preclinical programs	421	—	421
Unallocated expenses:
Personnel costs	5,305	4,428	877
All other costs	2,922	3,296	(374)
Total research and development expenses.	$10,234	$9,685	$549

Research and development expenses were $10.2 million for the three months ended September 30, 2019, compared to $9.7 million for the three months ended September 30, 2018.  Research and development costs increased by $0.5 million primarily due to an increase of $0.9 million in unallocated personnel costs offset by a decrease of $0.4 million in unallocated all other costs, and a net decrease of $0.1 million in costs incurred in connection with our DEXTENZA program, our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension, our OTX-TIC program for glaucoma and ocular hypertension, OTX-TKI for Wet AMD and our other preclinical programs.

For the three months ended September 30, 2019, we incurred $2.0 million in direct research and development expenses for our programmed-release drug delivery product candidates, including $0.6 million for DEXTENZA for the treatment of allergic conjunctivitis, $0.3 million for DEXTENZA for the treatment of post-surgical inflammation and $0.3 million for OTX-TP. For the three months ended September 30, 2018, we incurred $1.9 million in direct research and development expenses for our sustained release drug delivery product candidates, including $0.5 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials, and $1.4 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in a Phase 3 clinical trial.  Unallocated research and development expense increased $0.5 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due primarily to an increase in personnel costs of $0.9 million due to additional hiring primarily in our clinical, regulatory and quality departments offset by a decrease of $0.4 million in all other costs.

Selling and Marketing Expenses

	Three Months Ended
	September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$3,607	$394	$3,213
Professional fees	2,345	562	1,783
Facility related and other	825	111	714
Total selling and marketing expenses	$6,777	$1,067	$5,710

Selling and marketing expenses were $6.8 million for the three months ended September 30, 2019, compared to $1.1 million for the three months ended September 30, 2018.  The increase of $5.7 million was primarily due to increases of $3.2 million in personnel costs, including stock-based compensation,  $1.8 million in professional fees including consulting, trade shows, marketing material and conferences and $0.7 million in facility related and other costs as we continued the support of the launch of DEXTENZA.

We expect our selling and marketing expenses to continue to increase in 2019 and beyond, due to the approval of DEXTENZA as we support the commercial launch.

General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$3,790	$2,068	$1,722
Professional fees	1,587	2,044	(457)
Facility related and other	778	335	443
Total general and administrative expenses	$6,155	$4,447	$1,708

General and administrative expenses were $6.2 million for the three months ended September 30, 2019, compared to $4.4 million for the three months ended September 30, 2018.  The increase of $1.7 million was primarily due to an increase of $1.7 million in personnel costs, including stock-based compensation, and $0.4 million in facility related costs offset by a decrease in professional fees.

Other Income (Expense), Net

Other income, net was $4.4 million for the three months ended September 30, 2019, compared to other expense, net of $0.2 million for the three months ended September 30, 2018.  The change of $4.6 million, was due to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $5.7 million offset by higher interest expense of $1.2 million associated with the Credit Facility and the 2026 Convertible Notes.  The change in fair value of the derivative liability was a gain in the amount of $5.7 million during the three months ended September 30, 2019 due changes in the underlying assumptions of the derivative liability, primarily related to a decline in our common stock price.   We expect the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent changes occur in the underlying assumptions.  There was no change in fair value of derivative liability during the three months ended September 30, 2018 as there was no were no embedded derivatives during that period.

Comparison of the Nine months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Revenue:
Product revenue, net	$1,971	$1,486	$485
Total revenue, net	1,971	1,486	485
Costs and operating expenses:
Cost of product revenue	1,486	348	1,138
Research and development	30,966	26,657	4,309
Selling and marketing	17,349	2,651	14,698
General and administrative	16,571	13,665	2,906
Total costs and operating expenses	66,372	43,321	23,051
Loss from operations	(64,401)	(41,835)	(22,566)
Other income (expense):
Interest income	1,016	621	395
Interest expense	(4,296)	(1,365)	(2,931)
Change in fair value of derivative liability	7,334	—	7,334
Other income (expense), net	(8)	—	(8)
Total other income (expense), net	4,046	(744)	4,790
Net loss	$(60,355)	$(42,579)	$(17,776)

Revenue

We generated $2.0 million of revenue during the nine months ended September 30, 2019 from sales of our DEXTENZA and ReSure Sealant products compared to $1.5 million for the nine months ended September 30, 2018. We began to recognize product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019.  In 2018, we only had product revenue from ReSure Sealant.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$130	$96	$34
DEXTENZA for post-surgical ocular inflammation and pain	789	825	(36)
DEXTENZA for allergic conjunctivitis	691	20	671
OTX-TP for glaucoma and ocular hypertension	1,410	4,181	(2,771)
OTX-TIC for glaucoma and ocular hypertension	480	—	480
OTX-TKI for Wet AMD	424	—	424
Preclinical activities	1,552	—	1,552
Unallocated expenses:
Personnel costs	15,391	12,704	2,687
All other costs	10,098	8,831	1,267
Total research and development expenses	$30,965	$26,657	$4,308

Research and development expenses were $31.0 million for the nine months ended September 30, 2019, compared to $26.7 million for the nine months ended September 30, 2018. Research and development costs increased by $4.3 million primarily as a result of increases of $2.7 million in unallocated personnel costs, $1.3 million in all other costs, and $0.3 million in costs incurred in connection with the clinical trials of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of allergic conjunctivitis, our DEXTENZA product candidate for the treatment of dry eye disease and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension, and other preclinical activities.

For the nine months ended September 30, 2019, we incurred $5.3 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.8 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain and $1.4 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. For the nine months ended September 30, 2018, we incurred $5.0 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.8 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain which was in Phase 3 clinical trials and $4.2 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. Unallocated research and development expense increased $4.0 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due primarily to an increase in personnel costs of $2.7 million due to additional hiring primarily in our clinical, regulatory and quality departments and $1.3 million in all other costs.

Selling and Marketing Expenses

	Nine Months Ended
	September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$8,542	$1,185	$7,357
Professional fees	6,729	1,104	5,625
Facility related and other	2,078	362	1,716
Total selling and marketing expenses	$17,349	$2,651	$14,698

Selling and marketing expenses were $17.3 million for the nine months ended September 30, 2019, compared to $2.7 million for the nine months ended September 30, 2018. The increase of $14.7 million was primarily due to an increase of $7.4 million in personnel costs, including stock-based compensation, an increase of $5.6 million in professional fees including consulting, trade shows and conferences and an increase of $1.7 million in facility-related and other costs.   The increase is primarily related to the addition of the KAMs in the second quarter of 2019 to support the launch of DEXTENZA.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$8,474	$6,140	$2,334
Professional fees	6,174	6,389	(215)
Facility related and other	1,923	1,136	787
Total general and administrative expenses	$16,571	$13,665	$2,906

General and administrative expenses were $16.6 million for the nine months ended September 30, 2019, compared to $13.7 million for the nine months ended September 30, 2018. The increase of $2.9 million was primarily due to an increase of $2.3 million in personnel costs, including stock-based compensation expense, an increase of $0.8 million in facility-related and other costs offset by decrease of $0.2 million in professional fees.

Other Income (Expense), Net

Other income, net was $4.0 million for the nine months ended September 30, 2019, compared to other expense, net of $0.7 million for the nine months ended September 30, 2018. The change of $4.8 million, was due to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $7.3 million partially offset by higher interest expense of $2.9 million associated with the Credit Facility and the 2026 Convertible Notes.  The change in fair value of the derivative liability was a gain in the amount of $7.3 million during the nine months ended September 30, 2019 due changes in the underlying assumptions of the derivative liability, primarily related to a decline in our common

stock price.   We expect the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent changes occur in the underlying assumptions.  There was no change in fair value of derivative liability during the nine months ended September 30, 2018 as there was no were no embedded derivatives during that period.

Operational Restructuring –  November 2019

On November 6, 2019, we announced an operational restructuring plan to eliminate a portion of our workforce and defer certain development programs as part of an initiative to reduce expenses and prioritize our resources to focus on commercializing DEXTENZA for post-surgical ocular pain and inflammation as well as completing the ongoing Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, a Phase 1 clinical trial of OTX-TIC for the treatment of glaucoma and ocular hypertension, and a Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration.  This operational restructuring included a reduction in force.  We currently expect to substantially complete the restructuring and to record the restructuring charges in the fourth quarter of 2019.  We anticipate incurring total restructuring costs of approximately $0.7 million, which includes severance, benefits and related costs, all of which are expected to result in cash expenditures.  Of the approximately $0.7 million in severance, benefits and related costs, we expect that approximately $0.6 million would be paid during the three months ending December 31, 2019, and the remaining approximately $0.1 million would be paid during 2020.  We estimate the restructuring and other cost-saving efforts to result in approximately $11 million in future annualized savings and $14 million in one-time program deferrals once fully implemented.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses.  Our net losses were $60.4 million and $42.6 million for the nine months ended September 30, 2019 and 2018, respectively, and $60.0 million and $63.4 million for the years ended December 31, 2018 and 2017, respectively.  As of September 30, 2019, we had an accumulated deficit of $357.6 million.

We have generated limited revenue to date.  In 2014, we began recognizing revenue from sales of ReSure Sealant. We commercially launched DEXTENZA for post-surgical ocular inflammation and pain in July 2019.  All of our other sustained drug delivery products are in various phases of pre-commercial, clinical and preclinical development.  Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications.

Through September 30, 2019, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities.  In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $34.7 million after deducting underwriting discounts and commissions and offering expenses.

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

On April 5, 2019, we entered into the 2019 Sales Agreement with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent.  In the third quarter of 2019,  we sold 3,961,643 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $18.6 million after underwriting discounts and commissions and expenses.  From inception through November 2, 2019, we have sold 5,142,010 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $23.7 million after underwriting discounts and commissions and expenses.

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

As of September 30, 2019, we had cash and cash equivalents of $65.4 million; outstanding debt of $25.0 million, net of unamortized discount; and convertible notes, of $37.5 million of aggregate principal amount of senior subordinated convertible notes, plus accrued interest of $1.3 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents of $65.4 million, as of September 30, 2019 and anticipated cash inflows from DEXTENZA product sales, along with the expected cost savings from the operational restructuring announced in early November 2019, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through the end of the fourth quarter of 2020. This estimate is subject to a number of assumptions related to the revenues and expenses associated with the commercialization of DEXTENZA as well as the pace of our research and clinical development programs, and other aspects of our business.  DEXTENZA has only recently launched and anticipated cash flows are subject to uncertainty, and we do not expect that DEXTENZA revenue will be substantial in 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2019	2018

Cash used in operating activities	$(58,111)	$(35,579)
Cash used in investing activities	(1,637)	(1,410)
Cash provided by financing activities	66,250	52,312
Net increase in cash and cash equivalents	$6,502	$15,323

Operating activities.  Net cash used in operating activities was $58.1 million for the nine months ended September 30, 2019, primarily resulting from our net loss of $60.4 million and changes in our operating assets and liabilities of $1.6 million, partially offset by $3.8 million of non-cash items.  Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which are significantly offset any contributions from our revenues to date.  Our net non-cash charges during the nine months ended September 30, 2019 consisted primarily of $11.1 million of stock-based compensation expense,  depreciation expense and other non-cash expenses partially offset by the change in fair value of the derivative liability of $7.3 million.  Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2019 consisted primarily of increases in accounts receivable and inventories as we continue with the commercialization of DEXTENZA.

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

Investing activities.  Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 totaled $1.6 million and $1.4 million, respectively.  For the nine months ended September 30, 2019, net cash used in investing activities is due to $1.6 million of purchases of property and equipment, which consisted primarily of laboratory equipment.  For the nine months ended September 30, 2018, net cash used in investing activities is due to the $1.4 million of purchases of property and equipment, which consisted primarily of laboratory equipment.

Financing activities.  Net cash provided by financing activities for the nine months ended September 30, 2019 was $66.3 million and for the nine months ended September 30, 2018 was $52.3 million.  Net cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of proceeds from the 2026 Convertible Notes of $37.3 million and the 2016 Sales Agreement of $5.0 million, net of underwriting discounts and commissions and other offering expenses and 2019 Sales Agreement of $23.6 million, net of underwriting discounts and commissions and other offering expenses.  Net cash provided by financing activities for the nine months ended September 30, 2018 was $52.3 million and for the nine months ended September 30, 2017 was $30.8 million.  Net cash provided by financing activities for the nine months ended September 30, 2018 consisted primarily of proceeds from our follow-on offering in January 2018 and the 2016 Sales Agreement of $56.0 million, net of underwriting discounts and other offering expenses, and $0.3 million from the exercise of common stock options, partially offset by $4.1 million for principal payments under our Credit Facility.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources focused on the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

•	continue to commercialize DEXTENZA in the United States;

•	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;

•	continue to pursue the clinical development of DEXTENZA for additional indications;

•	continue clinical trials of our product candidates OTX-TIC and OTX-TKI;

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

•

scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;

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

On November 6, 2019, our board of directors approved an operational restructuring plan to eliminate a portion of our workforce and defer certain development programs as part of an initiative to reduce expenses and prioritize our resources to focus on commercializing DEXTENZA® for post-surgical ocular pain and inflammation as well as completing the ongoing Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, a Phase 1 clinical trial of OTX-TIC for the treatment of glaucoma and ocular hypertension, and a Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration.  This operational restructuring included a reduction in force of 55 full-time employees of the Company, representing approximately twenty-two percent (22%) of our workforce, and the elimination of an additional 31 positions that were vacant.

We currently expect to substantially complete the restructuring and to record the restructuring charges in the fourth quarter of 2019.  We anticipate incurring total restructuring costs of approximately $0.7 million, which includes severance, benefits and related costs, all of which are expected to result in cash expenditures.  Of the approximately $0.7 million in severance, benefits and related costs, we expect that approximately $0.6 million would be paid during the three months ending December 31, 2019, and the remaining approximately $0.1 million would be paid during 2020.  We estimate the restructuring and other cost-saving efforts to result in approximately $11 million in future annualized savings and $14 million in one-time program deferrals once fully implemented.

Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents of $65.4 million, as of September 30, 2019 and anticipated cash inflows from DEXTENZA product sales, along with the expected cost savings from the operational restructuring announced in early November 2019, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through the end of the fourth quarter of 2020. This estimate is subject to a number of assumptions related to the revenues and expenses associated with the commercialization of DEXTENZA as well as the pace of our research and clinical development programs, and other aspects of our business.  DEXTENZA has only recently launched and anticipated cash flows are subject to uncertainty, and we do not expect that DEXTENZA revenue will be substantial in 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

•	the costs of expanding our facilities to accommodate our manufacturing needs and headcount;

•	the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications;

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

As discussed in Note 1 of the  notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently anticipate that our existing capital resources and anticipated cash inflows from DEXTENZA product sales,  along with the expected cost savings from the operational restructuring announced in early November 2019, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through the end of the fourth quarter of 2020, based on our current plans and forecasted expenses, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year of the issuance date of these unaudited consolidated financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2019 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease commitments	$15,799	$2,421	$4,999	$4,213	$4,166
Purchase commitments	3,395	2,125	1,189	81	—
Debt obligations including interest	32,788	2,484	18,250	12,054	—
2026 Convertible Notes	53,469	—	—	—	53,469
Total	$105,451	$7,030	$24,438	$16,348	$57,635

In the table above, we set forth our enforceable and legally binding obligations and future commitments at September 30, 2019, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at September 30, 2019. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

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

On April 4, 2019, we entered into a sublease agreement for approximately 30,036 square feet of general office space located at 24 Crosby Drive in Bedford, Massachusetts.  The lease term commenced on April 4, 2019 and expires on March 31, 2024.  No base rent was due under the lease until July 2019.  The initial annual base rent is approximately $0.6 million and will increase annually beginning on April 1 of each year.  We are obligated to pay all real estate taxes and costs related to the premises.  We posted a customary letter of credit in the amount of approximately $0.2 million as a security deposit.  These rent payments have not been included in the table of contractual obligations and commitments above. We relocated our corporate headquarters to the new leased premises in August 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of September 30, 2019, we had cash and cash equivalents of $65.4 million, which consisted of money market funds.  We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased our common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018.  The court held oral argument on the motion to dismiss on February 6, 2019.  By order dated April 30, 2019, the court granted defendants’ motion to dismiss. On May 31, 2019, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit regarding the District Court’s opinion and order of dismissal of the Complaint.  The plaintiffs/appellants filed their opening brief on the appeal on October 23, 2019.  Defendants’/appellees’ response brief is due on November 22, 2019, and plaintiffs’/appellants’ reply brief is due on December 13, 2019.

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

Since inception, we have incurred significant operating losses. Our net losses were $63.4 million for the year ended December 31, 2017, $60.0 million for the year ended December 31, 2018, and $60.4 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $357.6 million. Through September 30, 2019, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and the commercial launch of DEXTENZA® for the treatment of ocular inflammation and pain following ophthalmic surgery in July 2019. Although we expect to generate revenue from sales of DEXTENZA following its commercial launch, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

•	continue to commercialize DEXTENZA in the United States;

•	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;

•	continue to pursue the clinical development of DEXTENZA for additional indications;

•	continue clinical trials of our product candidates OTX-TIC and OTX-TKI;

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

•

scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue to commercialize DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery, including expanding our product manufacturing, sales, marketing and distribution capabilities.  We also expect to devote substantial financial resources as we conduct late stage clinical trials for our local programmed-release drug delivery product candidates, in particular DEXTENZA for additional indications, and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results. In addition, we plan to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates. Accordingly, we will need to obtain substantial additional funding to fully support our continuing operations and the planned commercial launch of DEXTENZA. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of September 30, 2019, we had cash and cash equivalents of $65.4 million, outstanding debt of $24.9 million, net of unamortized discount and $37.5 million aggregate principal amount of senior subordinated convertible notes plus accrued interest of $1.3 million.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents of $65.4 million, as of September 30, 2019 and anticipated cash inflows from DEXTENZA product sales, along with the expected cost savings from the operational restructuring announced in early November 2019, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through the end of the fourth quarter of 2020. This estimate is subject to a number of assumptions related to the revenues and expenses associated with the commercialization of DEXTENZA as well as the pace of our research and clinical development programs, and other aspects of our business.  DEXTENZA has only recently launched and anticipated cash flows are subject to uncertainty, and we do not expect that DEXTENZA revenue will be substantial in 2019. Such projection is subject to a number of assumptions related to the revenues and expenses associated with the commercialization of DEXTENZA as well as the pace of our research and clinical development programs and other aspects of our business.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including :

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

•	the costs of expanding our facilities to accommodate our manufacturing needs and headcount;

•	the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications;

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

We are an early-stage company.  Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of our products and product candidates, commercializing ReSure Sealant, and, since July 2019, commercializing DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery. We have a  limited history of commercializing products, commercially launched DEXTENZA on July 1, 2019 and, to date, have not generated material revenue from the sale of DEXTENZA. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to Product Development

We depend heavily on the success of DEXTENZA and our product candidates, in particular DEXTENZA for additional indications. Clinical trials of our product candidates may not be successful. If we are unable to successfully complete clinical development of and obtain marketing approvals for our product candidates, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to maintain marketing approval or fail to commercialize these product candidates, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular insert products and product candidates for diseases and conditions of the front of the eye.  In particular, we are investing substantial resources to complete the development of DEXTENZA for allergic conjunctivitis, OTX-TIC for glaucoma and ocular hypertension and OTX-TKI for wet age-related macular degeneration, or wet AMD.  We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether our products and product candidates will receive marketing approval or reach successful commercialization.  In addition, in November 2019 we announced that we would defer certain development programs as part of an initiative to reduce expenses and prioritize our resources to focus on commercializing DEXTENZA for post-surgical ocular pain and inflammation as well as completing the ongoing Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, a Phase 1 clinical trial of OTX-TIC and a Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications.

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

We completed an End‑of‑Phase 2 review with the FDA in April 2016 and initiated the first of two planned Phase 3 clinical trials of OTX‑TP in September 2016.  Based on discussions with the FDA, the Phase 3 clinical trial design has significant differences as compared to our completed Phase 2 clinical trials. In particular, the most notable changes from our first Phase 2 clinical trial to our first Phase 3 clinical trial are that our first Phase 3 clinical trial enrolled more subjects at a greater number of sites, had a different randomization, measured the primary efficacy endpoints on different days and at different time points, and had a longer washout period. As a result, the first Phase 3 clinical trial of OTX-TP was a randomized, double blind, placebo-controlled clinical trial conducted across more than 50 sites, and it enrolled 554 subjects with open-angle glaucoma or ocular hypertension in the full analysis set population. The trial’s primary efficacy endpoint was to evaluate the mean IOP at three diurnal time points (8 a.m., 10 a.m., and 4 p.m.) at each of 2, 6, and 12 weeks following insertion for OTX-TP treated subjects compared with placebo insert treated subjects.  The trial’s secondary efficacy endpoints included the evaluation of the mean reduction and mean percent reduction of IOP from baseline for OTX-TP treated subjects compared with placebo insert treated subjects at the same time points.  Topline results from this trial show that OTX-TP did not achieve its primary and secondary endpoints of statistically significant superiority in mean, mean reduction, or mean percentage reduction of IOP compared with placebo at all nine time points.  OTX-TP treated subjects did have a lower mean IPO and a greater reduction in IOP from baseline relative to placebo insert at all nine time points, but these differences were statistically significant (p value < 0.05) for only eight of the nine time points.  We do not intend to initiate a second Phase 3 clinical trial at this time without a collaborative partner. If we do not achieve our primary endpoint in an additional Phase 3 clinical trial with statistical significance, assuming we conduct such clinical trials, or do not achieve a clinically meaningful reduction in IOP, we may not obtain marketing approval for OTX-TP.

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

The success of our intracanalicular insert product candidates is dependent upon retention during the course of intended therapy.  As such, we may conduct non-significant risk investigational device exemption, or IDE, medical device, or NSR, studies in the United States for our extended-delivery intracanalicular insert in an effort to increase the rate of retention.  All NSR studies that we have performed to date have involved placebo vehicle control intracanalicular inserts without active drug.  If we determine to make any future changes to the design or composition of our inserts, such changes could affect the outcome of any subsequent clinical trials using these updated inserts.  For example, in our Phase 2b clinical trial of OTX-TP, we used a different version of intracanalicular insert than either of the inserts that we used in our Phase 2a clinical trial of OTX-TP.  Based on the results of our completed Phase 2a clinical trial, we designed the OTX-TP insert that was used in our Phase 2b clinical trial to deliver drug over a 90 day period at the same daily rate as the two-month version of the insert used in the Phase 2a clinical trial.  To achieve this, we modified the design of the OTX-TP insert to enlarge it in order to enable the insert to carry a greater amount of drug.  In addition, we incorporated minor structural changes to improve retention rates.  In our Phase 2b clinical trials, OTX-TP inserts could be visualized in approximately 88% of eyes by the day 60 visit.  By the day 90 visit, the ability to visualize OTX-TP had declined to approximately 42% of eyes as the hydrogel softened, liquefied and had either advanced further down in the canaliculus or had cleared through the nasolacrimal duct.  We are conducting additional NSR studies on additional modified insert designs, including a polyethylene glycol, or PEG, tip on the proximal end of the insert that have been incorporated into the design of the first Phase 3 trial of OTX-TP.  If in our Phase 3 clinical trials the retention rates for our inserts are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our local programmed-release drug delivery products.  As part of our restructuring plan announced in November 2019, we have paused further activities in connection with our OTX-TP program for the treatment of primary open-angle glaucoma or ocular hypertension, other than the ongoing open-label safety extension study.

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

For example, we applied for a deferral from the FDA for the requirement to conduct pediatric studies for DEXTENZA for the treatment of post-surgical ocular inflammation and pain following cataract surgery until after approval of such product in adult populations for that indication.  While the FDA ultimately approved our request, if the FDA had required us to conduct pediatric studies in advance of FDA approval in adult populations, we would have experienced significant delays in our ability to obtain marketing approval for DEXTENZA for these indications, particularly in light of our decision announced in November 2019 to postpone our clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery until the fourth quarter of 2020.  We will face a similar risk if we seek a comparable deferral for other product candidates or indications.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications.  As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential.  Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.  As part of our restructuring plan announced in November 2019, we have decided to defer certain development programs as part of an initiative to reduce expenses and prioritize our resources to focus on commercializing DEXTENZA for post-surgical ocular pain and inflammation as well as completing the ongoing Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, a Phase 1 clinical trial of OTX-TIC for the treatment of glaucoma and ocular hypertension, and a Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.  If we do not accurately evaluate the commercial potential or target market for a particular product or product candidate, we may relinquish valuable rights to that product or product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such products or product candidate.

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

If our manufacturing facility or the equipment in it is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all.  In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another facility or to a third party.  Even if we could transfer our manufacturing to another facility or a third party, the shift would likely be expensive and time-

consuming, particularly since any new facility would need to comply with the necessary regulatory requirements and to be inspected and qualified.  We would also need FDA approval before any products manufactured at that facility could be used for clinical or commercial supply.  Such an event could delay our clinical trials or reduce our product sales.

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

We applied for a transitional pass-through reimbursement status, or C-code, on November 30, 2018 for DEXTENZA from the Centers for Medicare and Medicaid Services, or CMS.  In May 2019, we received formal notification from CMS that it had approved transitional pass-through payment status and established a new C-Code for DEXTENZA that subsequently became effective on July 1, 2019. We expected pricing for DEXTENZA while in pass-through status to be approximately $538 per surgery, and we expected pass-through status would remain in effect for up to three years from the effective date of the C-code, or July 1, 2019.  We also submitted an application to the CMS for a J-code for DEXTENZA on December 28, 2018, and received a specific and permanent J-code in July 2019 which became effective on October 1, 2019. With the effectiveness of our permanent J-code as of October 1, 2019, our C-code is no longer in effect.  We expect to submit to the CMS for a standard J-code for OTX-TP for the treatment of glaucoma and ocular hypertension, if our clinical trials are successful and if our NDA filings and sNDA are approved by the FDA.  There are no assurances that we will be successful in obtaining and retaining reimbursement for our products and product candidates.

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

We have in the past entered into collaboration agreements with third parties, including our collaboration with Regeneron, and expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize DEXTENZA, ReSure Sealant, or any of our product candidates for which we obtain marketing approval in markets outside the United States.  We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our products and product candidates or if we determine that such third-party arrangements are otherwise beneficial.  We also may seek additional third-party collaborators for development and commercialization of other product candidates, such as OTX-TP.  Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.  Other than our collaboration with Regeneron, we are not currently party to any such arrangement.  Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. On October 28, 2019, that deadline was extended from October 31, 2019, to January 31, 2020, to allow the parties to continue to negotiate a withdrawal agreement.  The United Kingdom could leave the European Union earlier if the Parliament approves the withdrawal but that has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. On July 24, 2019, Boris Johnson was appointed Prime Minister of the United Kingdom, who has previously suggested that the country should leave the European Union without an agreement.

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

Violations of the United States Federal Food, Drug, and Cosmetic Act, or the FDCA, relating to the promotion or manufacturing of drug products, biologics or medical devices may lead to investigations by the FDA, Department of Justice, or DOJ, and state attorneys general alleging violations of the FDCA, federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.  In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In November 2019, our board of directors approved an operational restructuring to eliminate a portion of the Company’s workforce as part of an initiative to reduce expenses and prioritize our resources to focus on commercializing DEXTENZA for post-surgical ocular pain and inflammation as well as completing the ongoing clinical trials for our product candidates.  Under this plan, we reduced our workforce by 55 employees, representing approximately 22% of our workforce, effective November 8, 2019.  We also eliminated an additional 31 positions that were vacant.  We expect to substantially complete the restructuring and to record the restructuring charges in the fourth quarter of 2019.  This reduction in force, and the attrition that may occur following this reduction, will result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations.

The restructuring and additional measures we might take to reduce costs could divert management attention, yield attrition beyond our intended reduction if force, reduce employee morale, or cause us to delay, limit, reduce or eliminate certain product development plans.

We expect to expand our development, regulatory and manufacturing capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

Although we had a reduction in workforce in 2019, we expect our drug development, clinical, regulatory affairs, manufacturing and our sales and marketing capabilities in the longer term to grow as we commercialize DEXTENZA and any other product candidates that may receive marketing approval. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.   We relocated our corporate headquarters to 24 Crosby Drive, Bedford, MA to accommodate our growth.  We are evaluating expanding our manufacturing operations into 15 Crosby Drive, Bedford, MA while maintaining our existing operations located at 36 Crosby Drive, Bedford, MA.  Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations, or recruit and train additional qualified personnel.  The expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company.  We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize DEXTENZA or our other product candidates.  As described in “Item 1— Legal Proceedings,” we and certain of our current and former executive officers and current and former board members have been named as defendants in purported class action lawsuits and derivative lawsuits.  These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

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

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.  Commencing January 1, 2020, we will no longer be an emerging growth company.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.  We will lose our status as an emerging growth company on January 1, 2020.  As an emerging growth company, we have been permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.  These exemptions include:

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

We expect to continue to take advantage of some or all of the available exemptions until we cease to be an emerging growth company on January 1, 2020.

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis. After we cease to qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements.  In addition to the above reduced disclosure requirements applicable to emerging growth companies, as a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

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

As a public company, and particularly commencing January 1, 2020, when we are no longer an emerging growth company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company.  The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.  Our management and other personnel devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies as described in the preceding risk factor.  Commencing January 1, 2020, we will no longer be an emerging growth company and as such we will not be able to take advantage of these exemptions.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting.  Commencing January 1, 2020, we will also be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm because we will no longer be an emerging growth company.  To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging.  In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.  Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.  If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On July 9, 2019, we issued to Christopher White, the Senior Vice President, Head of Business Development, a non-statutory stock option to purchase an aggregate of 60,000 shares of our common stock at an exercise price of $5.13 per share. Subject to Mr. White’s continued service to the company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the one-year anniversary of the grant date and the remaining 75% of the shares underlying the award vesting monthly thereafter.  The stock option was issued outside of our 2014 Stock Incentive Plan as an inducement material to Mr. White’s acceptance of entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We anticipate registering the shares underlying this grant on a Form S-8 registration statement prior to the first vesting event.

On October 30, 2019, our compensation committee granted non-statutory stock options to purchase up to an aggregate of 54,000 shares of common stock to nine newly-hired employees under our 2019 Inducement Stock Incentive Plan as an inducement material to each employee’s acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).  Each stock option was granted effective as of October 31, 2019 and has an exercise price of $3.24 per share, the closing price of the Company’s common stock on October 31, 2019.  Each stock option has a ten-year term and is scheduled to vest over four years, with 25% of the original number of shares vesting on the one-year anniversary of the applicable employee’s employment commencement date and the remainder vesting in equal monthly installments over the three years thereafter, subject to the employee’s continued service to the Company through the applicable vesting dates. We anticipate registering the shares underlying these grants on a Form S-8 registration statement prior to the first vesting event applicable to each such grant.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1+	2019 Inducement Stock Incentive Plan.					X

10.2+	Form of Inducement Nonstatutory Stock Option Agreement.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: November 12, 2019	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)