Form 10-K
period 2019-12-31
OCULAR THERAPEUTIX, INC
filed 2020-03-12
CIK 1393434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-36554

Ocular Therapeutix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20- 5560161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

24 Crosby Drive
Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)

(781) 357-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	OCUL	Nasdaq Global Market

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	☒
			
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ◻  Yes    ☒  No

As of June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $169 million. The number of shares outstanding of the registrant’s class of common stock, as of March 2, 2020: 52,576,940.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our commercialization efforts for our product DEXTENZA®;
•	our plans to develop and commercialize DEXTENZA for additional indications and our product candidates based on our proprietary bioresorbable hydrogel technology platform;
•	our ability to manufacture DEXTENZA, ReSure Sealant and our product candidates in compliance with current Good Manufacturing Practices, or cGMP;
•	our ability to manage a sales, marketing and distribution infrastructure to support the commercialization of DEXTENZA;
•	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and our other product candidates;
•

our estimates regarding future revenue and expenses and the sufficiency of our cash resources, our ability to fund our operating expenses, debt service obligations and capital expenditure requirements and our needs for additional financing;

•

our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;

•

our ongoing and planned clinical trials: including our Phase 3 clinical trials of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis; our Phase 1 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension; and our Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD;

•	our ability to resolve the U.S. Food and Drug Administration warning letter received with respect to ReSure® Sealant on October 18, 2018;
•	the potential advantages of DEXTENZA, ReSure Sealant, and our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our ability to secure and continue to maintain reimbursement for our products;
•	our estimates regarding the potential market opportunity for DEXTENZA, ReSure Sealant, OTX-TIC, OTX-TKI and our other product candidates;
•	the preclinical development of our intravitreal depot with protein-based or small molecule drugs for the treatment of wet AMD and other retinal diseases;
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

local pPART I

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

We currently incorporate therapeutic agents that have previously received regulatory approval from the U.S. Food and Drug Administration, or FDA, including small molecules and proteins, into our hydrogel technology with the goal of providing local programmed-release of drug to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intracanalicular inserts, intracameral implants and intravitreal implants. We have products and product candidates in early commercial, clinical and preclinical development applying this technology to treat post-surgical ocular inflammation and pain, ocular itching associated with allergic conjunctivitis, dry eye disease, glaucoma and ocular hypertension, and wet age-related macular degeneration, or wet AMD, among other conditions.

In November 2018, the FDA approved our new drug application, or NDA, for DEXTENZA® (dexamethasone ophthalmic insert) 0.4mg for intracanalicular use for the treatment of ocular pain following ophthalmic surgery.  In June 2019, the FDA approved our supplemental new drug application, or sNDA, for DEXTENZA to treat post-surgical ocular inflammation. On July 1, 2019, we commercially launched DEXTENZA in the United States for the treatment of post-surgical ocular inflammation and pain. DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular inflammation and pain for up to 30 days with a single administration.  We have enrolled 96 patients in a pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis.

In May 2019, we announced the results of the Phase 3 clinical trial of our product candidate OTX-TP (intracanalicular travoprost insert) for the reduction of intraocular pressure, or IOP, in patients with glaucoma and ocular hypertension. Both DEXTENZA and OTX-TP are local programmed-release, drug-eluting, preservative-free intracanalicular inserts that are placed into the canaliculus through a natural opening called the punctum located in the portion of the lower eyelid near the nose. In October 2019, we announced that we had met with the FDA who determined that the results did not achieve clinical meaningfulness for OTX-TP.  As a result, we informed the market that we did not intend to advance OTX-TP without a partner.

Our earlier stage assets include two development programs that have initiated clinical trials: OTX-TIC, an intracameral travoprost implant for the reduction of IOP in patients with glaucoma and ocular hypertension when greater IOP reduction is needed, and OTX-TKI, an intravitreal injection by fine gauge needle of a hydrogel, anti-angiogenic formulation of a tyrosine kinase inhibitor, or TKI, for the treatment of wet AMD. We also have a collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our local programmed-release hydrogel in combination with Regeneron’s VEGF inhibitor, aflibercept, currently marketed under the brand name Eylea.  We delivered an initial formulation to Regeneron in December 2017 that was subsequently determined to not achieve the goals of the program.  We are currently negotiating an amendment to the initial collaboration to deliver additional formulations going forward.

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

Front-of-the-Eye Programs: Intracanalicular Inserts

Poor patient compliance with eye drop regimens and the need for frequent administration of eye drops at high drug concentrations due to rapid washout by the tears can create challenges in the successful management of ocular diseases and conditions. For example, poor patient compliance can lead to diminished efficacy and disease progression and high drug concentrations can create side effects. We are developing therapies to replace standard of care eye drop regimens with our innovative local programmed-release, drug-eluting intracanalicular inserts. The goal for our intracanalicular insert product candidates is to replace the management of many front-of-the-eye diseases and conditions using frequent, pulsed eye drop therapy, characterized by significant variations in drug concentration over time, with longer term, local programmed-release hydrogel-based therapeutic agents to improve patient outcomes.

DEXTENZA ® (dexamethasone ophthalmic insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. In November 2018, the FDA approved our NDA for DEXTENZA for the treatment of post-surgical ocular pain. In June 2019, the FDA approved our sNDA, for DEXTENZA to treat post-surgical ocular inflammation. In connection with our July 1, 2019 commercial launch of DEXTENZA for post-surgical ocular inflammation and pain, we have built our own highly targeted, key account manager, or KAM, sales force that focuses on the ambulatory surgical centers, or ASCs, responsible for the largest volumes of cataract surgery.  Since the commercial launch of DEXTENZA, we have expanded our field sales team to a total of 30 KAMs.  DEXTENZA is now available through a network of distributors.  Our initial commercial efforts are focused on the two million cataract procedures performed annually under Medicare Part B.  Following our receipt of FDA approval on November 30, 2018, we submitted an application for a C-code for transitional pass-through payment status.  On May 29, 2019, we received formal notification from the Centers for Medicare and Medicaid Services, or CMS, that it had approved transitional pass-through payment status and established a new reimbursement code for DEXTENZA. The code, C9048, became effective on July 1, 2019.  On December 28, 2018, we submitted an application for a J-Code for permanent payment status.  In July 2019, we subsequently received a specific and permanent J-Code, J1096, that became effective October 1, 2019.  A J-Code is a permanent code used to report drugs that ordinarily cannot be self-administered. With the effectiveness of our permanent J-Code as of October 1, 2019, our C-code is no longer in effect.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain. The data from two of these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial were used to support our NDA for post-surgical ocular pain; data from a subsequent Phase 3 clinical trial was used to support our subsequent sNDA for post-surgical ocular inflammation.

We have completed two Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis and are currently conducting a third Phase 3 clinical trial.  In October 2015, we announced topline results of our first Phase 3 clinical trial for the treatment of ocular itching and conjunctival redness associated with allergic conjunctivitis.  In June 2016 we announced topline results of our second Phase 3 clinical trial for the treatment of ocular itching associated with allergic conjunctivitis.  In the first Phase 3 clinical trial, DEXTENZA achieved the co-primary endpoint of improvement in ocular itching compared with placebo but failed to achieve on the co-primary endpoint of improvement in conjunctival redness compared with placebo, in each case, at certain prespecified timepoints.  For the second Phase 3 trial, DEXTENZA failed to achieve the primary endpoint of improvement in ocular itching compared with placebo, at certain prespecified timepoints.  In the third quarter of 2019, we began dosing patients in pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis.  A total of 96 patients were enrolled in this Phase 3 clinical trial, which is a U.S.-based, multi-center, 1:1 randomized, double-masked, placebo-controlled trial testing the safety and efficacy of DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg versus a placebo vehicle punctum plug using the Ophthalmic Research Associates’ modified Conjunctival Allergen Challenge (Ora-Cac®) Model for the treatment of ocular itching associated with allergic conjunctivitis. The trial is designed to assess the effect of DEXTENZA compared with a placebo on allergic reactions using a series of successive allergen challenges over a 30-day period. The primary efficacy endpoint being evaluated in the study is ocular itching one week following the insertion of DEXTENZA. DEXTENZA is administered by a physician as a bioresorbable intracanalicular insert and designed for drug release to the ocular surface for up to 30 days.  If this trial is successful, we plan to submit a supplemental NDA to the FDA for the indication of ocular itching associated with allergic conjunctivitis. We recently completed enrollment and topline results from this trial are anticipated to be reported in the second quarter of 2020.

We are also planning to evaluate DEXTENZA in pediatric subjects that are 0 to 3 years of age undergoing cataract surgery beginning in the fourth quarter of 2020.  The planned pediatric trial is a post-approval commitment to the FDA.  Additionally, we have initiated several investigator-initiated trials evaluating DEXTENZA in different clinical situations.

We have also completed a small proof-of-concept Phase 2 clinical trial of DEXTENZA for the treatment of episodic dry eye disease which suggests that DEXTENZA may have benefit in treating ocular surface disease.

OTX-TP (intracanalicular travoprost insert)

Our product candidate OTX-TP is an intracanalicular insert that delivers a preservative-free formulation of the drug travoprost, an FDA approved prostaglandin analog, for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma or ocular hypertension. OTX-TP is designed to lower IOP for up to 90 days and to address the poor adherence associated with chronic, daily eye drop regimens, the current standard of care.

On May 20, 2019, we reported topline results of a Phase 3 randomized, double blind, placebo-controlled clinical trial that was conducted across more than 50 sites and enrolled 554 subjects with open-angle glaucoma or ocular hypertension in the full analysis set, or FAS, population. The trial’s primary efficacy endpoint was an assessment of mean IOP at nine different time points, three diurnal time points (8:00 a.m., 10:00 a.m., and 4:00 p.m.) at each of 2, 6, and 12 weeks following insertion. The secondary endpoints included an evaluation of whether OTX-TP demonstrated a statistically superior mean reduction of IOP from baseline for OTX-TP treated subjects compared with placebo insert treated subjects (Table 1) compared with placebo insert treated subjects at the same nine time points.  Topline results show that the trial did not achieve its endpoint of statistically significant superiority in mean reduction of IOP compared with placebo at all nine time points.

OTX-TP was generally well tolerated and no ocular serious adverse events were observed. The most common ocular adverse events seen in the study eye were dacryocanaliculitis (approximately 7.0% in OTX-TP vs. 3.0% in placebo) and lacrimal structure disorder (approximately 6.0% in OTX-TP vs. 4.0% in placebo).

We have met with the FDA to discuss data we reported in May 2019 from our completed Phase 3 trial.  Our conversation with the FDA was productive and involved a discussion around the importance of compliance and how a product like OTX-TP could address the issue of non-compliance by delivering a prostaglandin analog formulated with our local programmed-release hydrogel to lower intraocular pressure for up to 12 weeks with a single insert.  While the FDA did not feel that the data from this clinical trial met the standard of clinical meaningfulness in the population studied, there were constructive discussions about potential pathways forward in specific patient populations for whom drops are problematic. Based on the feedback following these discussions with the FDA, we do not intend to initiate a second Phase 3 clinical trial at this time without the assistance of a collaborative partner.    We believe that if we were to find a partner for our OTX-TP program, we or such partner could decide to conduct additional Phase 2 clinical trials to address feedback from the FDA prior to another Phase 3 clinical trial.  Given the potential use of OTX-TP as a chronic therapy, however, we have decided to continue an ongoing open-label, one-year safety extension study, generating six-month and one-year safety data for a limited number of subjects to support a potential future product registration.  We anticipate data from this safety study including pharmacokinetic data later this year.

Front-of-the-Eye Programs: Implants for Intracameral Injection

OTX-TIC (travoprost implant for intracameral injection)

OTX-TIC is our product candidate for glaucoma patients in need of a more significant reduction in IOP. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP reduction in humans. Our investigational new drug application, or IND, for our U.S. trial became effective in the first quarter of 2018, and we dosed the first patient in May 2018. This clinical trial is a multi-center, open-label, dose-

escalation, proof-of-concept study designed to evaluate the safety, biological activity, durability, and tolerability of OTX-TIC in patients with primary open-angle glaucoma or ocular hypertension. We presented initial results from the first cohort, comprised of five patients, in this clinical trial at the Association of Research and Vision of Ophthalmology (ARVO) meeting in April 2019 and the American Society of Cataract and Refractive Surgery annual meeting in May 2019.  We subsequently presented results from the second cohort, comprised of four patients, at the Glaucoma 360 conference in February 2020.  These data demonstrated that, with a single implant, subjects were able to achieve IOP lowering from baseline for up to eighteen months. In addition, the hydrogel carrier, as designed, biodegraded in approximately five to seven months. There were no clinically meaningful changes in corneal health as measured by endothelial cell evaluation and corneal pachymetry. Several subjects reported low grade inflammation and peripheral anterior synechiae that we believe may be addressable with modifications to the implants.

We are currently collecting additional data from the first two cohorts and have begun enrolling a third and fourth cohort to assess the impact of a faster degrading implant with the same therapeutic dose as administered in cohort one and a fourth cohort to assess an additional formulation with a smaller implant of OTX-TIC.  We expect to provide topline data for the third and fourth cohorts in the second half of 2020.

Back-of-the-Eye Programs

We are engaged in the development of formulations of our hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our extended-delivery hydrogel in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs, or small molecule drugs, such as TKIs, for the treatment of retinal diseases such as wet AMD, retinal vein occlusion and diabetic macular edema. Our initial goal for these programs is to provide extended delivery over a four to nine-month period thereby reducing the frequency of the current monthly or bi-monthly immediate release intravitreal injection regimen for wet AMD and other retinal diseases.

OTX-TKI (tyrosine kinase inhibitor intravitreal implant containing axitinib)

OTX-TKI is a preformed, bioresorbable hydrogel fiber incorporating axitinib, a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of OTX-TKI. In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. In the first quarter of 2019, we began dosing patients in a Phase 1 clinical trial in Australia. This clinical trial is a multi-center, open-label, dose escalation study designed to evaluate the safety, durability  and tolerability of OTX-TKI. We also plan to evaluate biological activity by following visual acuity over time and measuring retinal thickness using standard optical coherence tomography.  Two cohorts of six subjects each have been enrolled, a lower dose cohort of 200 μg and a higher dose cohort of 400 μg. In these cohorts, OTX-TKI was generally well tolerated and observed to have a favorable safety profile with no ocular serious adverse events noted. In the higher dose cohort, OTX-TKI showed a decrease in central subfield retinal thickness as measured by mean changes in central subfield thickness values by decreases in intraretinal and/or subretinal fluid in some subjects. We plan to continue long-term evaluation of these cohorts. We plan to amend our current clinical trial protocol to enroll a third, higher-dose cohort.  This Phase 1 clinical trial is not powered to measure any efficacy endpoints with statistical significance.

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

In December 2017, we delivered to Regeneron a proposed final formulation for the initial preclinical tolerability study.  Regeneron initiated an initial preclinical tolerability study in early 2018.  We and Regeneron have subsequently reached an understanding that the proposed formulation did not meet the goals of the program, was not final and have therefore ceased development of it.  We are currently in discussions with Regeneron, in accordance with the terms of the Collaboration Agreement, regarding the development of an alternative formulation.

ReSure® Sealant

We commercially launched this product in the United States in 2014. ReSure Sealant is approved to seal corneal incisions following cataract surgery. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure.

The FDA required two post-approval studies as a condition for approval of our premarket approval, or PMA, application for ReSure Sealant. The first post-approval study, identified as the Clinical PAS, was to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study in eyes treated with ReSure Sealant.  We submitted the final study report to the FDA in June 2016, and the FDA has confirmed the Clinical PAS has been completed. The second post-approval study, identified as the Device Exposure Registry Study, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant. The Device Exposure Registry Study is required to include at least 4,857 patients. Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we have been unable to enroll trial sites and patients, collect patient data and report study data to the FDA. We have provided regular periodic reports to the FDA on the progress of this post-approval study.

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

A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the Device Exposure Registry Study requirements.  In a letter dated June 7, 2019 from the FDA, the agency acknowledged receipt of a letter dated March 29, 2019 from us in which we proposed conducting the proposed retrospective analysis of the IRIS Registry, comparing endophthalmitis rates from sites that purchased ReSure versus those sites that did not purchase ReSure.  If the rates are no different, the FDA has indicated that it will consider the post-approval requirement to have been fulfilled.  If there is a statistically significant increase in endophthalmitis rates at sites purchasing ReSure compared with those not purchasing ReSure, a prospective study will be required.  The FDA has indicated it will consider our response to the warning letter adequate once it approves the study protocol for the retrospective analysis of the IRIS Registry and the outline of the prospective study.  In December 2019, we submitted the protocol for the agreed upon retrospective study and prospective study outline, as required per the terms of the warning letter.  We received feedback from the FDA in February 2020 and  responded to the FDA in March 2020.  We expect a response from the FDA in the middle of 2020.

ReSure Sealant currently remains commercially available in the United States, though there is no sales support provided to the product at this time.  We have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2020.

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

Market Background

Our clinical stage product candidates and our marketed product are based on a proprietary bioresorbable hydrogel technology platform that uses polyethylene glycol, or PEG, as a key component. Bioresorbable materials gradually break down in the body into non-toxic, water soluble compounds that are cleared by normal biological processes. PEG is used in many pharmaceutical products and is widely considered to be safe and biocompatible. Our technology platform allows us to tailor the physical properties, drug release profiles and bioresorption rates of our hydrogels to meet the needs of specific clinical indications. We have used this platform to engineer each of our intracanalicular insert product candidates, our intracameral product candidates, our intravitreal implant product candidates, and ReSure Sealant. Our technical capabilities include a deep understanding of the polymer chemistry of PEG-based hydrogels and the design of the specialized manufacturing processes required to achieve a reliable, preservative-free and high purity product.

Our product candidates target large and growing markets. Grand View Research estimates that the global ophthalmic drugs market size was valued at approximately $30 billion in 2018 and is expected to grow at a CAGR of 4.5% from 2018 to 2026. Increased funding by public and private bodies for conducting research on ocular disorders along with the presence of strong emerging pipeline drugs are among the key factors responsible for the growth of this market.

We have in-licensed a significant portion of the patent rights and the technology for ReSure Sealant and our hydrogel platform technology product candidates from Incept, LLC, or Incept, an intellectual property holding company. Amarpreet Sawhney, our former President and Chief Executive Officer and former Chairman of the Board of Directors, is a general partner of Incept and has a 50% ownership stake in Incept.

Our founders and management team have significant experience in developing and commercializing medical products for other companies using bioresorbable hydrogel technology, including FDA-approved and currently marketed medical products such as SpaceOAR (marketed by Boston Scientific, Inc.), a hydrogel spacer used to reduce a common and debilitating side effect that men may experience after receiving prostate cancer radiotherapy; DuraSeal Dural Sealant® (marketed by Integra Lifesciences, Inc.), a sealant for cranial and spine surgery; and Mynx® (marketed by Cardinal Health, Inc.), a sealant for femoral artery punctures after angiography and angioplasty.

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

PRODUCT/PROGRAM	DISEASE STATE	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	REGULATORY APPROVAL
INTRACANALICULAR INSERTS						
Dextenza® (dexamethasone ophthalmic insert) 0.4mg	Post-surgical ocular inflammation and pain					
Dextenza® (dexamethasone ophthalmic insert) 0.4mg	Allergic conjunctivitis					
Dextenza® (dexamethasone ophthalmic insert) 0.4mg	Episodic dry eye disease					
OTX-CSI (cyclosporine)	Dry eye disease					
OTX-TP (travoprost insert)	Glaucoma and ocular hypertension					
OTX-BPI (bupivacaine)	Acute ocular pain					
OTX-BDI (besifloxacin & dexamethasone)	Post-op pain, inflammation & anti-bacterial					
INTRACAMERAL IMPLANT						
OTX-TIC (travoprost implant)	Glaucoma and ocular hypertension					
INTRAVITREAL IMPLANTS						
OTX-TKI (tyrosine kinase inhibitor implant)	Wet AMD, DME and RVO†					
OTX-IVT* (anti-VEGF antibody implant)	Wet AMD, DME and RVO†					

* In Partnership with REGENERON

† Wet Age-related Macular Degeneration (Wet AMD), Diabetic Macular Edema (DME), Retinal Vein Occlusion (RVO)

Our Strategy

We are pursuing three overall strategic goals: to make prescription eye drops obsolete; to make immediate release back-of-the-eye injections obsolete; and to extend our hydrogel platform technology for use beyond the eye to other areas of the body.  The key tactics of our strategy to achieve these goals are:

•

Commercialize DEXTENZA® (dexamethasone ophthalmic insert) 0.4mg for intracanalicular use for the treatment of ocular pain following ophthalmic surgery.  DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular inflammation and pain for up to 30 days with a single administration.  We launched the commercialization of DEXTENZA in July of 2019 and have built a commercial field force consisting of 30 key account managers, eight field reimbursement specialists and five medical sales liaisons.

•

Create proprietary solutions for ophthalmic diseases and conditions based on our bioresorbable hydrogel and complete clinical development of and seek marketing approval for other intracanalicular insert product candidates and implants for intracameral injection for diseases and conditions of the front of the eye.

o	Allergic Conjunctivitis.

▪

In the first quarter of 2020, we completed enrollment of our pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching in connection with allergic conjunctivitis.  A total of 96 patients were enrolled in this trial.  This trial represents the third

Phase 3 clinical trial in allergic conjunctivitis conducted by us and, if successful, we plan to submit a supplemental NDA to the FDA for an indication of ocular itching associated with allergic conjunctivitis. We recently completed enrollment and topline data from this trial is anticipated to be reported in the second quarter of 2020.

o	Glaucoma.

▪

Our IND for our U.S. Phase 1 trial of OTX-TIC became effective in the first quarter of 2018, and we dosed the first patient in May 2018.  Data generated to date has demonstrated that, with a single implant, subjects were able to achieve IOP lowering for up to eighteen months. In addition, the hydrogel carrier, as designed, biodegraded in approximately five to seven months. There were no clinically meaningful changes in corneal health as measured by slit lamp examination, endothelial cell evaluation, and corneal pachymetry. We are currently collecting additional data from the first two cohorts and have begun a third and fourth cohort to assess the impact of a faster degrading implant with the same therapeutic dose as administered in cohort one and a fourth cohort to assess an additional formulation with a smaller implant.

•	Pursue development of our intravitreal implant and other technologies for back-of-the-eye diseases and conditions.

Wet AMD

▪

In the first quarter of 2019, we began dosing patients in a Phase 1 clinical trial in Australia. After review of data from the first cohort of patients in the Phase 1, the independent Data Safety and Monitoring Committee recommended moving to a higher dose of OTX-TKI and we are currently treating the next cohort of subjects.  We have treated two cohorts of six subjects each.  Two cohorts have been enrolled, a lower dose cohort of 200 μg and a higher dose cohort of 400 μg. In the first two fully enrolled cohorts to date, OTX-TKI was generally well tolerated and observed to have a favorable safety profile with no ocular serious adverse events noted. In the higher dose cohort, OTX-TKI showed a decrease in central subfield retinal thickness as measured by mean central subfield thickness values by decreases in intraretinal and/or subretinal fluid in some subjects. The Company plans to continue long-term evaluation of the first two cohorts.

•

In December 2017, under the Collaboration Agreement with Regeneron, we delivered a proposed final formulation of our extended-delivery hydrogel in combination with Regeneron’s large molecule VEGF-targeting compound aflibercept, currently marketed under the brand name Eylea, for an initial preclinical tolerability study by Regeneron.  Regeneron initiated this preclinical study in early 2018.  We and Regeneron have subsequently reached an understanding that the proposed formulation did not meet the goals of the program, was not final and have therefore ceased development of it.  We are currently in discussions with Regeneron, in accordance with the terms of the Collaboration Agreement, regarding the development of an alternative formulation.

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

We currently have a number of preclinical programs that we have positioned for further development including OTX-CSI for episodic dry eye, for which we filed an IND in the United States in December 2019 and intend to initiate a Phase 1 clinical trial in the middle of 2020; OTX-BPI for acute ocular pain; and OTX-BDI for post-operative inflammation, pain and bacterial infection.

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

Post-Surgical Ocular Inflammation and Pain

Ocular inflammation and pain are common side effects following ophthalmic surgery. Frequently performed ophthalmic surgeries include cataract, refractive, vitreoretinal, cornea, and glaucoma procedures. Physicians prescribe anti-inflammatory drugs, such as corticosteroids, which are typically administered through eye drops multiple times per day, following ocular surgery as the standard of care. These drugs improve patient comfort and also accelerate recovery through disruption of the inflammatory cascade resulting in decreased inflammation and reduced activity of the immune system. Physicians also frequently prescribe non-steroidal anti-inflammatory drugs, or NSAIDs, as adjunctive or combination therapy to supplement the use of corticosteroids. If left untreated, inflammation of the eye may result in further ocular complications, including pain, scarring and vision loss. Market Scope has estimated that approximately 6.1 million ocular surgeries were to be performed in the United States in 2019.

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

Dry Eye Disease

Dry eye disease affects the ocular surface and is characterized by dryness, inflammation, pain, discomfort and irritation. The current standard of care for moderate to severe dry eye disease is the use of artificial tears and topical anti- inflammatory and immune modulating drugs administered by prescription eye drops. The anti-inflammatory and immune modulating prescription drug market for the treatment of moderate to severe dry eye disease consists of Restasis®, for increasing tear production, marketed by Allergan; Cequa™ for increasing tear production, marketed by Sun Ophthalmics in the United States; lifitegrast, for the treatment of the signs and symptoms of dry eye disease, marketed by Novartis under the brand name Xiidra®;  and off-label use of corticosteroids. Based on our review of industry sources, we estimate that approximately 20 million people in the United States have dry eye disease, including approximately five million people who suffer from moderate to severe dry eye disease.

Dry eye disease is a chronic, multifactorial disease affecting the tears and ocular surface that can result in tear film instability, inflammation, discomfort, visual disturbance and ocular surface damage. Dry eye disease can have a significant impact on quality of life and can potentially cause long‑term damage to the ocular surface. Due to the impact of dry eye disease on tear film dynamics, the condition can affect performance of common vision‑related activities such as reading, using a computer and driving, and can lead to complications associated with visual impairment. In addition, the vast majority of dry eye patients experience acute episodic exacerbations of their symptoms, which are commonly referred to as flares, at various times throughout the year. These flares can be triggered by numerous factors, including exposure to allergens, pollution, wind and low humidity, intense visual concentration such as watching television and working at a computer, hormonal changes, contact lens wear, smoking and sleep deprivation, which cause ocular surface inflammation and impact tear production and/or tear film stability.

Based on third‑party academic research, we believe dry eye disease results in approximately $55 billion in direct and indirect costs in the United States each year, of which approximately $3.8 billion are direct medical costs. The exact prevalence of dry eye disease is unknown due to the difficulty in defining the disease and the lack of a single diagnostic test to confirm its presence. The Beaver Dam Offspring Study, a major epidemiological study published in 2014 in the American Journal of Ophthalmology, reported that in a cohort of over 3,000 patients, dry eye disease was self‑reported by 14.5% of the patients. The prevalence of dry eye disease increases with age, and we expect that the number of dry eye disease cases will increase as the U.S. population continues to age.

The most commonly used treatments for dry eye disease in the United States are over‑the‑counter eye drops, often referred to as “artificial tears,” and three prescription pharmaceutical products, Restasis®  Xiidra®  and Cequa™. Artificial tears are intended to be palliative in nature to supplement insufficient tear production or improve tear film instability, but do not treat the underlying inflammation in dry eye disease. Restasis increases tear production and Xiidra treats the signs and symptoms of dry eye disease, however, both Restasis and Xiidra are typically used chronically for dry eye patients who have continuous symptoms. Restasis had sales in 2018 of approximately $1.2 billion in the United States. Xiidra, which was commercially launched in the United States in August 2016, had sales of approximately $255.1 million for the nine-month period ended September 30, 2018. As each of Restasis and Xiidra have a relatively long onset of action, they are not generally used for the short‑term treatment of episodic dry eye flares.  In addition, they have significant issues with stinging and burning.

Market Data

According to IMS Health data, approximately 20.0 million prescriptions were filled in the United States in 2019 for anti-inflammatory drugs administered by prescription eye drops for ocular diseases and conditions, resulting in sales of approximately $4.5 billion. These prescriptions consisted of approximately 8.3 million prescriptions and $752 million in sales for single-agent corticosteroids, 3.2 million prescriptions and $366 million in sales for NSAIDs, 4.6 million prescriptions and $294 million in sales for corticosteroid and antibiotic combination products and approximately 3.8 million prescriptions and $2.9 billion in sales of Restasis and Xiidra for dry eye disease. According to IMS Health data, approximately 7.0 million anti-allergy eye drop prescriptions were filled in the United States in 2019, resulting in sales of approximately $487 million. The steroid market for eye drops to treat ocular diseases and conditions consists of both branded and generic products. Branded steroids include Lotemax and Alrex (loteprednol etabonate) marketed by Bausch & Lomb, and Durezol (difluprednate) marketed by Alcon. Commonly used generic steroids include prednisolone, dexamethasone and fluorometholone.  In addition, an injectable suspension of dexamethasone, Dexycu, is commercially available and approved for treatment of post-operative ocular inflammation.

Glaucoma

Glaucoma is a large market and a disease that is estimated to impact more than 2.7 million people age 40 or older in the United States.  The primary goal of glaucoma treatment is to slow the progression of this chronic disease by reducing intraocular pressure, and many medications can accomplish this.  Importantly, however, adherence to current topical glaucoma therapies is known to be particularly poor with reported rates of non-adherence from 30% to 80%. These low compliance rates may be associated with disease progression and loss of vision, and may be part of the reason that glaucoma is a leading cause of blindness in people over 60 years of age.

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

Market Data

According to IMS Health data, approximately 35.6 million prescriptions were filled in the United States in 2019 for drugs administered by eye drops for the treatment of glaucoma, resulting in sales of approximately $3.3 billion. A typical prescription provides approximately one month of treatment. We expect prescription volume to grow, in large part as a result of the aging population. According to IMS Health, PGAs accounted for approximately half of the prescription volume in the glaucoma market in 2019. The market for drugs administered by eye drops for the treatment of glaucoma consists of both branded and generic products. Branded products have maintained premium pricing and significant market share. These products include Travatan Z (travoprost) marketed by Alcon and Lumigan (bimatoprost)

marketed by Allergan. The relevant patents covering travoprost expired in December 2014. Commonly used generic drugs include latanoprost and timolol.

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

Wet AMD is the leading cause of blindness in people over the age of 55 in the United States and the European Union. According to a study on the burden of AMD published in 2006 in the peer-reviewed journal Current Opinion in Ophthalmology, approximately 1.2 million people in the United States suffer from wet AMD. In addition, AMD Alliance International reported that approximately 200,000 new cases of wet AMD arise each year in the United States. The incidence of wet AMD increases substantially with age, and we expect that the number of cases of wet AMD will increase with growth of the elderly population in the United States. The anti-VEGF market for the treatment of wet AMD consists predominantly of three drugs that are approved for marketing and primarily prescribed for the treatment of wet AMD; Lucentis marketed in the United States by Genentech; Eylea marketed in the United States by Regeneron; Beovu marketed in the United States by Novartis; Avastin, a cancer treatment drug, marketed by Genetech, is also used off-label for wet AMD. In 2019, sales of Lucentis and Eylea totaled approximately $6.5 billion in the United States and $11.4 billion globally.

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

Ocular Wound Closure

According to the World Health Organization, cataracts are the leading cause of visual impairment eventually progressing to blindness. According to the American Academy of Ophthalmology Cataract and Anterior Segment Panel’s 2011 Preferred Practice Pattern Guidelines, cataract extraction is the most commonly performed eye surgery in the United States. Market Scope has estimated that in 2019 there were to be approximately 4.3 million cataract extractions performed in the United States.

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

The Ocular Therapeutix Approach

Our Hydrogel Technology Platform

We apply our expertise with an established bioresorbable hydrogel technology to the development of products for local programmed-release of known, FDA-approved therapeutic agents for a variety of ophthalmic diseases and conditions and to ophthalmic wound closure. Our founders used this same hydrogel technology to develop FDA-approved and currently marketed medical products for other companies such as SpaceOAR (marketed by Boston Scientific, Inc.), a hydrogel spacer used to reduce a common and debilitating side effect that men may experience after receiving prostate cancer radiotherapy; DuraSeal Dural Sealant® (marketed by Integra Lifesciences, Inc.), a sealant for cranial and spine surgery, and Mynx® (marketed by Cardinal Health), a sealant for femoral artery punctures after angiography and angioplasty.

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

Our inserts allow incorporation of a variety of drugs with a controllable range of delivery durations and delivery rates. For acute conditions, such as post-surgical ocular inflammation and pain and ocular itching associated with allergic conjunctivitis, we have designed our intracanalicular inserts to provide a local programmed-release of therapeutic levels of drug for the duration of treatment. For chronic diseases, such as glaucoma, we have designed our intracanalicular inserts for repeat administration with extended dosing periods. We are concentrating our initial development efforts on intracanalicular inserts incorporating active pharmaceutical ingredients that are approved by the FDA for the targeted indication and that satisfy other specific selection criteria that we have developed.

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

Because intracanalicular inserts stay in contact with the tear film, other companies have pursued the development of intracanalicular punctum plugs containing active drugs for local programmed release to the ocular surface. However, these earlier product designs had significant limitations with respect to drug capacity, drug release kinetics and patient comfort and used non-degradable punctum plugs with a clear silicone hard rubber shell containing only a core with active drug. These plugs typically extended outside of the punctal opening and secured themselves in place with an external cap. The external cap was in constant contact with the surface of the eye, which may cause irritation and discomfort in some cases. In addition, some prior designs resorted to plugging both the upper and lower puncta, which could cause excessive tearing and patient discomfort. These designs did not incorporate a visualization agent to allow the patient and physician to assess the presence of the plug.

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

Anticipated Benefits of Our Intracanalicular Inserts, Intracameral Implants and Intravitreal Implant Compared to Eye Drops

We believe our intracanalicular insert, intracameral implants and intravitreal implant product candidates may offer a range of favorable attributes as compared to eye drops, including:

•

Improved patient compliance. Our inserts and implants are placed by a healthcare professional and are designed to provide local programmed-release of drug to the ocular surface. Because patients are not responsible for self-administration of the drug and the inserts and implants dissipate over time and do not require removal for acute conditions or frequent removal for chronic conditions, we believe our inserts and implants address the problem of patient compliance.

•

Ease of administration. We have designed our inserts and implants to provide the entire course of medication with a single administration by a healthcare professional for acute conditions or for several months for chronic conditions. We believe this avoids the need for frequent administration and the potential complications that could result if doses are missed.

•

Local programmed-release of drug. We have designed our inserts and implants to deliver drug in a programmed fashion in order to avoid the peak and valley dosing and related side effects and spikes in IOP associated with eye drops. We also believe programmed-release dosing may improve the therapeutic profile of the active pharmaceutical ingredient because it eliminates periods of little or no drug presence between eye drop administrations. Further, we are designing our product candidates so that their drug release profiles can be tailored or programmed to match the treatment needs of the disease. For example, steroids for ophthalmic purposes generally require administration over four weeks, with tapered dosing over this period. In contrast, PGAs require administration in a steady fashion over the duration of treatment. Our inserts and implants are designed to fully dissipate and can be removed if necessary by a healthcare professional.

•

Avoidance of preservative side effects. Our inserts and implants do not involve the use of preservatives, such as BAK, which have been linked to side effects including burning, stinging, hyperemia, irritation, eye dryness and, less frequently, conjunctivitis or corneal damage.

Intravitreal Implants for Back-of-the-Eye Diseases and Conditions

We are engaged in the clinical development of our hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our initial development efforts are focused on the use of our programmed-release hydrogel in combination with anti-angiogenic drugs such as protein-based anti-VEGF drugs or small molecule drugs, such as TKIs for the treatment of retinal diseases, including wet AMD, retinal vein occlusion and diabetic macular edema. Our initial goal for these programs is to provide extended delivery of a protein-based large molecule or small molecule TKI drug targeting VEGF and other targets over a four to six month period following administration of a bioresorbable hydrogel incorporating the drug by an injection into the vitreous humor, thereby reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other retinal diseases and potentially providing a more consistent, uniform release of drug over the treatment period.

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

•

We are also evaluating an intravitreal implant through our collaboration with Regeneron, consisting of a PEG-based hydrogel matrix containing embedded micronized particles of aflibercept. Aflibercept is marketed by Regeneron under the brand name Eylea. We designed the injection to be delivered to the vitreous chamber of the eye using a fine gauge needle. We entered into the Collaboration Agreement with Regeneron in October 2016 for the development and commercialization of protein-based anti-VEGF drugs, with the initial product candidate incorporating the drug aflibercept into our hydrogel.  As previously discussed, we are currently in discussions with Regeneron regarding the development of an alternative formulation of a proposed product candidate.

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

We commercially launched ReSure Sealant in February 2014 on a region-by-region basis in the United States through a network of independent distributors. In early 2017, we terminated these distributors and hired a contract sales force of four representatives to sell ReSure Sealant. In July 2017, in connection with a broader reduction in force, we terminated these representatives.  At this time, we have no sales support provided to ReSure Sealant.  In the future we may have our currently deployed Key Account Managers carry the product along with DEXTENZA.  We also believe that the market opportunity for a surgical sealant following cataract surgery may be modest because sutures are used in a minority of cataract surgeries and, currently, there is no direct reimbursement for ReSure Sealant. As a result, we do not expect to generate meaningful levels of revenue from the sale of ReSure in 2020.

Development Pipeline and Marketed Products

The following table summarizes important information about our key product development programs and our marketed products, DEXTENZA and ReSure Sealant. We hold worldwide commercial rights to each of our product candidates, DEXTENZA and ReSure Sealant.

Description
		(Active Pharmaceutical	Stage of
Product / Program	Indication	Ingredient)	Development	Status
Approved Product
DEXTENZA	Post-surgical ocular inflammation and pain	Intracanalicular insert (Dexamethasone)	Marketed

Approved by the FDA in November 2018 for post-surgical pain and approved by the FDA in June 2019 for inflammation; product commercially launched in July 2019 upon the receipt of a C-code for transitional pass through payment;  permanent  J-Code became effective as of October 1, 2019.

ReSure Sealant	Cataract incision closure	Ocular sealant	Marketed

Approved by the FDA in January 2014; commercially launched in the United States in February 2014.  In October 2018, we received a FDA warning letter that we appealed in November 2018.  The appeal was rejected in December 2018.  In December 2019, we submitted a post-approval study protocol. We  received further feedback in February 2020 from FDA and responded in March 2020.

Late Stage Clinical Product Candidates

Description
		(Active Pharmaceutical	Stage of
Product / Program	Indication	Ingredient)	Development	Status
DEXTENZA	Allergic conjunctivitis	Intracanalicular insert (Dexamethasone)	Phase 3

Phase 2 trial completed in November 2014; topline results from the two Phase 3 trials;  first Phase 3 trial reported in October 2015 and second Phase 3 trial reported in June 2016; a third Phase 3 trial commenced in the second half of 2019, is fully enrolled as of January 2020 and topline results are expected in the second quarter 2020.

DEXTENZA	Episodic dry eye disease	Intracanalicular insert (Dexamethasone)	Phase 2	Results of Phase 2 trial reported in December 2015; Phase 3 clinical and regulatory pathways identified; advancement subject to available capital

OTX-TP	Glaucoma	Intracanalicular insert (Travoprost)	Phase 2

Phase 2a trial completed in May 2014; Phase 2b topline results reported in October 2015; topline data from the first Phase 3 trial reported in May 2019; the FDA determined that the data was not clinically meaningful in September 2019, program not anticipated to move forward without a corporate partner.

Early Stage Clinical Product Candidates
OTX-TIC	Glaucoma and ocular hypertension	Intracameral implant (Travoprost)	Phase 1

Initiated Phase 1 clinical trial in the first half of 2018 in the U.S. with initial results from cohort 1 reported in April 2019 and initial results from cohort 2 reported in February 2020.  Topline data from cohorts three and four expected in the second half of 2020.

OTX-CSI	Dry eye disease	Cyclosporine	IND filed	Ongoing preclinical studies; IND filed in December 2019; planned Phase 1 trial beginning in middle of 2020.

OTX-BPI	Acute ocular pain	Bupivicane	Preclinical	Ongoing preclinical studies

OTX-BDI	Post-operative pain, inflammation & antibacterial	Besifloxicin and dexamethasone	Preclinical	Ongoing preclinical studies

Description
		(Active Pharmaceutical	Stage of
Product / Program	Indication	Ingredient)	Development	Status
Anti-angiogenic hydrogel implants
OTX-TKI	Wet AMD	Intravitreal implant (Tyrosine kinase inhibitor anti-angiogenic compound)	Phase 1	Initiated a Phase 1 clinical trial in Australia in the second half of 2018. Interim data on first two cohorts reported in March 2020.

OTX-IVT	Wet AMD DME and RVO	Intravitreal implant (Protein-based anti-angiogenic compound)	Preclinical	Under negotiation with corporate partner Regeneron to advance preclinical studies with agreed upon new formulations

DEXTENZA ® (dexamethasone ophthalmic insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. We are commercializing DEXTENZA for the treatment of post-surgical ocular inflammation and pain and are developing it for additional indications including ocular itching associated with allergic conjunctivitis. We have designed DEXTENZA to deliver therapeutic levels of dexamethasone over a period of approximately 30 days. The FDA approved the NDA for DEXTENZA for the treatment of post-surgical ocular pain in November 2019 and subsequently the sNDA for inflammation in June 2019.  We have also completed two Phase 3 clinical trials for the treatment of allergic conjunctivitis with topline data reported out in 2015 and 2016, respectively.  In the first Phase 3 clinical trial, DEXTENZA achieved the co-primary endpoint of improvement in ocular itching compared with placebo but failed to achieve on the co-primary endpoint of improvement in conjunctival redness compared with placebo, in each case, at certain prespecified timepoints.  For the second Phase 3 trial, DEXTENZA failed to achieve the primary endpoint of improvement in ocular itching compared with placebo, at certain prespecified timepoints.  We commenced a third Phase 3 trial for the treatment of ocular itching associated with allergic conjunctivitis in the second half of 2019.  We have completed enrollment with topline results expected to be reported in the second quarter of 2020.

We selected dexamethasone as the active pharmaceutical ingredient for DEXTENZA because it:

•	is approved by the FDA and has a long history of ophthalmic use;
•	is available on a generic basis;
•	is highly potent and is typically prescribed for prevention of ocular inflammation and pain following ocular surgery;
•	is available from multiple qualified suppliers; and
•	has physical properties that are well suited for incorporation within our hydrogel technology.

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

The standard regimen for dexamethasone eye drops following cataract surgery is an initial administration of four times daily for one week, with a gradual tapering in the number of eye drops over a four week period. Such a regimen is often confusing to patients as they must remember to taper the number of times per day they administer the steroid, while also taking multiple drops of other drugs, such as antibiotics and NSAIDs. We believe that local programmed-release of drug to the eye may result in better control of ocular inflammation and pain as compared to prescription eye drops and that a low dose amount may provide enhanced safety by eliminating spikes in IOP associated with high dose steroid eye drops.

Although dexamethasone is clinically effective in the treatment of late-phase inflammatory allergic reactions, the safety limitations associated with eye drop administration, including the potential to generate spikes in IOP due to the high levels of drug, have limited its widespread adoption as a treatment for the treatment of allergic conjunctivitis. These spikes in IOP can lead to drug induced glaucoma, although the incidence is low. Further, use of oral anti-histamine medications as well as anti-histamine eye drops for allergic conjunctivitis may dry out the eye and exacerbate the discomfort to some patients. We believe, based on our clinical trial results to date, that periodic use of the DEXTENZA for allergic conjunctivitis could create a low, tapered, consistent dose of dexamethasone, potentially minimizing or eliminating side effects associated with the eye drop formulation, while retaining the drug’s anti-inflammatory effects.

One of the causes of dry eye disease is inflammation. Topical anti-inflammatory drugs are used as one of several therapies to treat dry eye disease and are administered by eye drops. As the understanding of dry eye disease, specifically the inflammatory components of dry eye disease, has evolved, the use of corticosteroids has become a standard to offer short-term relief of signs and symptoms of the disease. Physicians typically prescribe a topical corticosteroid for a period of two to four weeks, tapered over the course of delivery as the inflammation and symptoms subside. As with allergic conjunctivitis, there are safety limitations associated with the use of corticosteroids for dry eye disease that have limited wide spread adoption. We believe that DEXTENZA has potential as a short-term therapy for more severe cases of episodic dry eye caused by inflammation, followed by the delivery of an immunosuppressant drug such as cyclosporine after the inflammation has been reduced.

Overview of DEXTENZA Clinical Development

We are conducting clinical development of DEXTENZA for the treatment of post-surgical ocular inflammation and pain and ocular itching associated with allergic conjunctivitis. The following summarizes our clinical development to date for DEXTENZA.

•

In March and April 2015, we reported topline results from two Phase 3 clinical trials for the treatment of post-surgical ocular inflammation and pain. In the first Phase 3 clinical trial, DEXTENZA met both primary efficacy endpoints, absence of pain at day 8 and absence of inflammatory cells at day 14, with statistical significance. In the second Phase 3 clinical trial, DEXTENZA met the primary efficacy endpoint for absence of pain at day 8 with statistical significance but did not meet the primary efficacy endpoint for absence of inflammatory cells at day 14. We met with the FDA in April 2015 to discuss the path forward for seeking marketing approval of DEXTENZA for the treatment of post-surgical ocular inflammation and pain. In this pre-NDA clinical meeting, the FDA indicated that the existing data from our Phase 2 and two Phase 3 clinical trials are appropriate to support an NDA submission for DEXTENZA for a post-surgical ocular pain indication. The FDA further indicated that we would need additional data from a third Phase 3 clinical trial for the inflammation endpoint to support the potential labeling expansion of DEXTENZA’s indications for use. We initiated a third Phase 3 clinical trial for DEXTENZA for the treatment of post-surgical ocular inflammation and pain in October 2015. In September 2015, we submitted to the FDA an NDA for DEXTENZA for the treatment of post-surgical ocular pain.  In July 2016, we received a CRL from the FDA regarding our NDA for DEXTENZA.  This CRL pertained to deficiencies in manufacturing process and controls identified during a pre-NDA approval inspection of our manufacturing facility.  In January 2017, we resubmitted our NDA to the FDA.  Following a re-inspection of manufacturing operations by the FDA which was completed in May 2017, we received an FDA Form 483 containing inspectional observations focused on manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In July 2017, we received a CRL from the FDA regarding our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  The FDA concerns included deficiencies in manufacturing processes and analytical testing related to manufacturing of drug product identified during the pre-NDA approval inspection. We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018.  In November 2018, we received approval for the pain indication.  In June 2019, we received approval for the inflammation indication.

•

In November 2014, we completed a Phase 2 clinical trial evaluating the safety and efficacy of DEXTENZA for the treatment of allergic conjunctivitis. Based upon the encouraging results of this Phase 2 clinical trial and a subsequent meeting with the FDA, we began enrollment for an initial Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching and conjunctival redness associated with allergic conjunctivitis in June 2015. We announced topline results from this trial in October 2015. We initiated a second Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in November 2015. We announced topline results for the second Phase 3 clinical trial in June 2016. In the third quarter of 2019, we initiated a third Phase 3 clinical trial for the treatment of ocular itching associated with allergic conjunctivitis.  We completed enrollment and topline results from this trial are anticipated in the second quarter of 2020.

•	In January 2015, we initiated a Phase 2 exploratory clinical trial of DEXTENZA for the treatment of episodic dry eye disease. We reported topline results from this trial in December 2015.
•

We are also planning to evaluate DEXTENZA in pediatric subjects that are 0 to 3 years of age undergoing cataract surgery beginning in the fourth quarter of 2020.  The planned pediatric trial is a post-approval commitment to the FDA.

Clinical Trials for Post-Surgical Ocular Inflammation and Pain

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

We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018.  In November 2018, we received FDA approval for DEXTENZA for the pain indication.  In January 2019, we submitted a sNDA for DEXTENZA for the treatment of post-surgical ocular inflammation.  In June 2019, we received FDA approval for DEXTENZA for the inflammation indication.  Although we conducted our Phase 3 clinical trials of DEXTENZA in patients who have undergone cataract surgery, these trials were intended to support, and DEXTENZA ultimately received, a label for patients who have undergone any ocular surgery.

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

Phase 3 Clinical Program

We met with the FDA in December 2014 to review the Phase 2 clinical trial results of DEXTENZA for the treatment of allergic conjunctivitis and to discuss our planned Phase 3 clinical development program. Based on these discussions, we have completed two Phase 3 clinical trials and initiated a third Phase 3 clinical trial in August 2019.  Our first Phase 3 clinical trial assessed both ocular itching and conjunctival redness associated with allergic conjunctivitis.  Our second and third Phase 3 clinical trials have focused on the ocular itching indication.

First Phase 3 Clinical Trial

We initiated our first planned Phase 3 clinical trials in June 2015, and we reported topline efficacy results in October 2015. This first Phase 3 clinical trial was a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked trial. A total of 73 patients were enrolled in this trial and were randomized in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug. This trial was conducted using the modified CAC model. We evaluated patients using three allergen challenges in series for each of two efficacy measures at days 7, 14 and 28 following placement of intracanalicular insert as described below. In this Phase 3 clinical trial, we placed the intracanalicular inserts 48 to 72 hours after exposure to the allergen. In our completed Phase 2 clinical trial, we obtained better efficacy results with this design protocol as noted in the description of the Phase 2 efficacy results above.

The primary efficacy measures for this trial were ocular itching graded by the patient and conjunctival redness graded by the trial investigator, in each case based on a five point scale from zero to four. The primary efficacy endpoints were the differences between the treatment group and the vehicle group of at least 0.5 units on the five point scale measured on 7 days post-insertion of the intracanalicular insert for all three time points measured for both ocular itching and conjunctival redness and differences of at least 1.0 unit for the majority of the three time points measured on 7 days post-insertion of the intracanalicular insert for both ocular itching and conjunctival redness. The secondary endpoints were similar to the primary efficacy endpoints except that each variable was assessed at day 14 and day 28 following insertion of the intracanalicular insert. The primary efficacy measure of conjunctival redness is typically included in Phase 3 trials for allergic conjunctivitis but has not been required for FDA approval of drugs for allergic conjunctivitis. Most commercially available prescription medications for the treatment of allergic conjunctivitis have an ocular itching indication only. As described below, ocular itching was the only primary efficacy endpoint in the second Phase 3 trial of DEXTENZA for the treatment of allergic conjunctivitis, with conjunctival redness being moved to a secondary efficacy endpoint.

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

Second Phase 3 Clinical Trial

We initiated our second Phase 3 clinical trial of DEXTENZA for the treatment of allergic conjunctivitis in November 2015, and we reported topline efficacy results in June 2016. This second Phase 3 clinical trial was a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked trial. A total of 72 patients were enrolled in this trial and randomized in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug. This trial was conducted using the modified CAC model. Patients were evaluated using three allergen challenges in series for each of two efficacy measures at days 7, 14 and 28 following insertion of the intracanalicular insert. In this Phase 3 clinical trial, we placed the intracanalicular inserts 48 to 72 hours after exposure to the allergen.

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

Third Phase 3 Clinical Trial - Ongoing

We initiated our third Phase 3 clinical trial of DEXTENZA for the treatment of allergic conjunctivitis in August 2019.  We recently completed enrollment and expect to report topline efficacy results in the second quarter of 2020. This third Phase 3 clinical trial is a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked trial. A total of 96 patients were enrolled in this trial and randomized in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug. This trial was conducted using the modified CAC model. Patients were evaluated using three allergen challenges in series for each of two efficacy measures at days 7 and 14 following insertion of the intracanalicular insert.

The single primary efficacy measure for this trial was ocular itching graded by the patient based on a five point scale from zero to four. The primary efficacy endpoints were the differences between the treatment group and the vehicle group of at least 0.5 units on the five point scale 7 days post-insertion of the intracanalicular insert for all three time points measured for ocular itching and differences of at least 1.0 unit for the majority of the three time points measured 7 days post-insertion of the intracanalicular insert for ocular itching. The secondary endpoints for ocular itching were similar to the primary efficacy endpoints except that each variable was assessed at day 14 following placement of the intracanalicular insert. The secondary endpoints for conjunctival redness were the differences between the treatment group and the vehicle group of at least 0.5 units on the five point scale 7 days post-insertion of the intracanalicular insert for all three time points measured and differences of at least 1.0 unit for the majority of the three time points measured 7 days post-insertion of the intracanalicular insert.

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

Regulatory Pathway

We have completed two Phase 3 clinical trials evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis and we are conducting a third Phase 3 clinical trial that commenced in the third quarter of 2019.  Subject to obtaining favorable results from this third Phase 3 clinical trial, we plan to submit an sNDA to the FDA for DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis. We expect that we would submit this sNDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information. Based on discussions with the FDA, we expect to use safety results from our Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain to support the sNDA for DEXTENZA for the ocular itching indication.

Clinical Trial for Dry Eye

Phase 2 Clinical Trial

In January 2015, we initiated a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, bilateral, double-masked Phase 2 feasibility study evaluating the safety and efficacy of DEXTENZA for the treatment of episodic dry eye disease. We enrolled 43 patients and evaluated 86 eyes at two sites in the United States pursuant to our effective IND. The clinical trial was not powered for statistical significance. We randomized patients in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug.

Designed as an exploratory study, patients were initially administered a placebo vehicle control intracanalicular insert for 45 days to establish a baseline for the investigational drug treatment. Patients who responded to the placebo insert in treatment of their dry eye disease were excluded from the trial. Patients who continued to exhibit symptoms of dry eye disease during the initial 45 days, as indicated by a minimum threshold of signs of corneal staining, were qualified for enrollment in the treatment phase of the trial. Qualified patients were then randomized to receive either DEXTENZA or a placebo vehicle control intracanalicular insert. Primary efficacy measures included corneal and conjunctival staining, tear osmolarity, tear film break-up time, presence of the insert, ease of product use and visualization, and resorption of the insert following therapy. We reported topline results for this clinical trial in December 2015.

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

This clinical trial was designed to evaluate a range of objective and subjective measures (signs and symptoms, respectively) for DEXTENZA and was intended to explore which measures would be appropriate to include in the design of future clinical trials of DEXTENZA or other molecules in a sustained-release product as a potential therapy for dry eye disease. Our long term strategy for the treatment of dry eye may be to use DEXTENZA as a mode of therapy to reduce inflammation in patients with acute dry eye conditions and pursue the development of an intracanalicular insert containing an immunosuppressant drug such as cyclosporine to treat dry eye disease.

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

Regulatory Pathway

We are not currently pursuing DEXTENZA for the treatment of episodic dry eye disease but have identified clinical and regulatory pathways for the program’s potential advancement.  If we were to advance the program, we would expect to initiate a Phase 2 clinical trial to evaluate DEXTENZA for the treatment of flares due to dry eye, which we refer to as episodic dry eye disease. We would then be required to successfully complete two well-controlled Phase 3 clinical trials conducted under an IND to obtain marketing approval from the FDA.  If we were to obtain favorable results from these two pivotal clinical trials, we would expect to submit an sNDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information.

Clinical Trial for DEXTENZA in Pediatric Subjects

We are also planning to evaluate DEXTENZA in pediatric subjects that are 0 to 3 years of age undergoing cataract surgery beginning in the second half of 2020.  The planned pediatric trial is a post-approval commitment to the FDA.

Travoprost Intracanalicular Insert (OTX-TP)

Our OTX-TP product candidate incorporates the PGA travoprost as an active pharmaceutical ingredient in our proprietary intracanalicular insert. We are developing OTX-TP for the treatment of glaucoma and ocular hypertension. We have completed Phase 2a and Phase 2b clinical trials of OTX-TP, and we reported topline efficacy results of a Phase 3 trial in May 2019.

Travoprost is a synthetic PGA that reduces IOP by enhancing the clearance and drainage of ocular fluid.

We selected travoprost as the active pharmaceutical ingredient for OTX-TP because it:

•	is approved by the FDA for the treatment of glaucoma and ocular hypertension;
•	has relevant patent protection that expired in December 2014;
•	is a highly potent PGA molecule;
•	is available from multiple qualified suppliers; and
•	has physical properties that are well suited for incorporation within our hydrogel technology.

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

•

Based on feedback we received from the FDA, we initiated a Phase 3 clinical trial in September 2016.  We reported topline efficacy results from this trial in May 2019.  No serious adverse events have been reported in connection with this trial.  Adverse events observed include dacryocanaliculitis and lacrimal structure disorder.

The trial design for the initial Phase 3 clinical trial includes an OTX-TP treatment arm and a placebo-controlled comparator arm using a non-drug-eluting insert. No timolol comparator or validation arm will be required in the study design and no eye drops, placebo or active, are being administered in either arm. We expect that the FDA will require that OTX-TP show both a statistically superior reduction of IOP, when compared to the placebo, as a primary efficacy endpoint, and a clinically meaningful reduction of IOP in the absolute. The primary efficacy endpoint will be evaluated at 2 weeks, 6 weeks and 12 weeks at 8:00 a.m., 10:00 a.m. and 4:00 p.m. at each of the three timepoints.

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

Completed U.S. Phase 3 Clinical Trial

We initiated a randomized, double blind, placebo-controlled Phase 3 clinical trial in September 2016 based on feedback following discussions with the FDA in the second quarter of 2016, using a protocol design that focused on a comparison of the OTX-TP arm against a vehicle placebo arm.  Patients were randomized in a 3:2 ratio to receive either OTX-TP or a placebo vehicle control intracanalicular insert without active drug. No timolol comparator or validation arm was required in the study design and no eye drops, placebo or active, were administered in either arm. In May 2019, we reported topline results of the Phase 3 clinical trial that was conducted at 49 sites and enrolled 554 subjects with open-angle glaucoma or ocular hypertension in the full analysis set, or FAS, population.

The trial’s primary efficacy endpoint was an assessment of mean IOP at nine different time points: three diurnal time points (8:00 a.m., 10:00 a.m., and 4:00 p.m.) at each of 2, 6, and 12 weeks following insertion. The secondary endpoints included an evaluation of whether OTX-TP demonstrated a statistically superior mean reduction of IOP from baseline for OTX-TP treated-subjects compared with placebo insert-treated subjects (Table 1) at the same nine time points.  Topline results show that the trial did not achieve its endpoint of statistically significant superiority in mean reduction of IOP compared with placebo at all nine time points.

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

We evaluated patients at weeks 2, 4, 6, 8, 10 and 12 (with insertion of the insert on day 1) and made the following assessments:

•	mean IOP at 8:00 a.m., 10:00 a.m. and 4:00 p.m. at weeks 2, 6, and 12; and
•	mean IOP at 8:00 a.m. at weeks 4, 8, and 10.

We also collected data on intracanalicular insert presence along with visualization of the insert by both the study patient and the investigator.

We evaluated safety in all patients at each study visit with an assessment of general eye conditions, including visual acuity, along with any adverse events.

Efficacy:    Topline results show that the trial did not achieve its endpoint of statistically significant superiority in mean reduction of IOP compared with placebo at all nine time points. OTX-TP treated subjects did have a greater reduction in IOP from baseline relative to placebo insert at all nine time points (Table 2), and these differences were statistically significant (p value < 0.05) for eight of the nine time points (Tables 2 and 3). The reductions from baseline for OTX-TP treated subjects in this trial ranged from 3.27-5.72 millimeters of mercury (mm Hg) across the nine time points with higher levels of intraocular pressure reduction seen at the earlier time points in this trial (Table 3).

Table 1: Baseline Values
Baseline	OTX-TP (mm Hg)	Placebo (mm Hg)
8:00 AM	26.63	26.92
10:00 AM	25.1	25.03
4:00 PM	24.76	24.58

Table 2:	Mean Intraocular Pressure Values
Diurnal Time points	2 Weeks			6 Weeks			12 Weeks
	mm Hg		LS Mean p-value	mm Hg		LS Mean p-value	mm Hg		LS Mean p-value
	OTX-TP	Placebo		OTX-TP	Placebo		OTX-TP	Placebo
8:00 AM	21.02	22.86	<.0001	21.93	22.73	0.0181	22.83	23.23	0.2521
10:00 AM	20.16	21.92	<.0001	21.05	21.85	0.0077	21.74	22.45	0.0234
4:00 PM	19.46	21.51	<.0001	20.53	21.55	0.0004	21.41	22.08	0.0310
FAS Population (OTX-TP=343 subjects, Placebo=211 subjects)							Least Squares (LS) Means

Table 3:	Reduction in Intraocular Pressure (Change from Baseline)
Diurnal Time points	2 Week			6 Week			12 Week
	mm Hg		p-value	mm Hg		p-value	mm Hg		p-value
	OTX-TP	Placebo		OTX-TP	Placebo		OTX-TP	Placebo
8:00 AM	-5.72	-3.88	<.0001	-4.81	-4.01	0.0181	-3.91	-3.52	0.2521
10:00 AM	-4.92	-3.16	<.0001	-4.03	-3.23	0.0077	-3.34	-2.63	0.0234
4:00 PM	-5.22	-3.18	<.0001	-4.16	-3.14	0.0004	-3.27	-2.60	0.0310
FAS Population (OTX-TP=343 subjects, Placebo=211 subjects)							Least Squares (LS) Means

Safety: OTX-TP was generally well tolerated and no ocular serious adverse events were observed. The most common ocular adverse events seen in the study eye were dacryocanaliculitis (approximately 7.0% in OTX-TP vs. 3.0% in placebo) and lacrimal structure disorder (approximately 6.0% in OTX-TP vs. 4.0% in placebo).

Regulatory Pathway

In October 2019, we met with the FDA to discuss the topline data we reported from our completed Phase 3 trial.  Our conversation with the FDA was productive and involved a discussion around the importance of compliance and how a product like OTX-TP could address the issue of non-compliance by delivering a prostaglandin analog formulated with our programmed release hydrogel to lower intraocular pressure for up to 12 weeks with a single insert.  While the FDA did not feel that the data from this clinical trial met the standard of clinical meaningfulness in the population studied, there were constructive discussions about potential pathways forward in specific patient populations for whom drops are problematic.

Based on feedback following discussions with the FDA in the fourth quarter of 2019, we do not intend to initiate the second Phase 3 clinical trial at this time without the assistance of a collaborative partner.  We believe that if we were to find a partner for our OTX-TP program, we or such partner could decide to conduct additional Phase 2 clinical trials to address feedback from the FDA prior to another Phase 3 clinical trial.  Given the potential use of OTX-TP as a chronic therapy, however, we have decided to continue an ongoing open-label, one-year safety extension study, generating six-month and one-year safety data for a limited number of subjects to support a potential future product registration.  We anticipate data from this safety study including pharmacokinetic data later this year.

If we were to obtain favorable results from future Phase 3 clinical trials, we would plan to submit an NDA to the FDA for marketing approval of OTX-TP for the treatment of glaucoma and ocular hypertension. We expect that we would submit this NDA under Section 505(b)(2) of the FDCA. See “—Governmental Regulation—Section 505(b)(2) NDAs” for additional information.

Intracameral Glaucoma (OTX-TIC) Product Candidate

We are conducting an open-label, proof-of-concept Phase 1 clinical trial of OTX-TIC that we initiated in the second quarter of 2018 for the treatment of patients with moderate to severe glaucoma and ocular hypertension. OTX-TIC (extended-delivery travoprost) is a bioresorbable hydrogel implant incorporating travoprost that is designed to be an intracameral injection into the anterior chamber of the eye with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated clinically meaningful IOP lowering and good pharmacokinetics in the aqueous humor.  We initiated a pilot clinical study outside the United States in the third quarter of 2017 to assess safety and obtain initial efficacy data, but did not enroll any patients in this clinical trial and determined to close this trial.  We submitted an IND in the first quarter of 2018 and initiated a second Phase 1 trial in the United States in the second quarter of 2018. The study is a prospective, multi-center, open-label, dose escalation study to evaluate the safety, biological activity, durability and tolerability of OTX-TIC compared to topical travoprost (eye drops) in patients with open-angle glaucoma or ocular hypertension.  We presented initial results from the first cohort, comprised of five patients, in this clinical trial at the Association of Research and Vision of Ophthalmology (ARVO) meeting in April 2019 and the American Society of Cataract and Refractive Surgery annual meeting in May 2019.  This data demonstrated that, with a single implant, subjects were able to achieve IOP lowering for up to thirteen months at a level least as good as standard of care topical eye drop that was placed in each subject’s non-study eye. In addition, the hydrogel carrier, as designed, biodegraded in five to seven months. There were no clinically meaningful changes in corneal health as measured by endothelial cell evaluation and corneal pachymetry. Several subjects reported low grade inflammation and peripheral anterior synechiae that we believe may be addressable with modifications to the implants.

At the Glaucoma 360 meeting in February of 2020, we presented results from the first two of four patient cohorts in the Phase 1 clinical trial.  Data from the first two fully-enrolled cohorts (cohort 1 = 5 subjects, cohort 2 = 4 subjects) shows a clinically meaningful reduction from baseline in mean IOP values at the 8 a.m. timepoint in patients treated with a single insertion of OTX-TIC throughout the six-month study period.  The data also shows that the mean IOP values at the 8 a.m. timepoint remained decreased from the baseline values beyond the study period and, in one patient, for up to eighteen months at the time of assessment.

Cohort 1:  Mean IOP Change from Baseline at 8:00 a.m.

Cohort 2:  Mean IOP Change from Baseline at 8:00 a.m.

Overall, OTX-TIC was generally well-tolerated and observed to have a favorable safety profile, and no serious adverse events were reported. No changes in corneal health were noted as measured by slit lamp examination, corneal pachymetry and endothelial cell count evaluation. Eight ocular adverse events were reported, with the most frequent being iritis.  The implant biodegraded consistently in approximately five to seven months.

We continue to collect additional data from the first two cohorts and have begun enrollment in the third and fourth cohort to assess the impact of a faster degrading implant with the same therapeutic dose as administered in cohort one.  We have also developed an additional formulation to test a smaller implant of OTX-TIC and expect to evaluate this formulation in a fourth cohort of this clinical trial in the future.

We are currently collecting additional data from the first two cohorts and have begun enrolling a third cohort to assess the impact of a faster degrading implant with the same therapeutic dose as administered in cohort one. We have developed an additional formulation to test a smaller implant of OTX-TIC and expect to evaluate this formulation in a fourth cohort of this clinical trial in the future.

Regulatory Pathway

We anticipate that our ongoing Phase 1 clinical trial of OTX-TIC will provide important information to inform the design of later stage clinical trials of this product candidate.  If our Phase 1 clinical trial were successful, we would expect to initiate a Phase 2 clinical trial to evaluate OTX-TIC for the treatment of open-angle glaucoma and ocular hypertension.  We would then be required to successfully complete two well controlled Phase 3 clinical trials conducted under an IND to obtain marketing approval from the FDA. If we were to obtain favorable results from these two pivotal clinical trials, we would plan to submit an NDA to the FDA for marketing approval of OTX-TIC for such indication. We expect that we would submit this NDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs.”

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

•

We have selected the TKI, axitinib, referred to as OTX-TKI, and advanced the product candidate into an initial human clinical trial and dosed our first patient in Australia in February 2019. We have conducted preclinical work on this compound and have achieved local programmed-release and pharmacodynamic effect in vivo for six months. We believe this class of drugs is well suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, these drugs have been difficult to deliver to the eye for acceptable time frames at therapeutic levels without causing local and systemic toxicity due to low drug solubility and very short half-lives in solution. We believe our local programmed-release drug delivery technology gives us potential advantages in this regard. By selecting a compound that is compatible with our hydrogel platform technology and that will have expiration of relevant patents within the timeline of our development program, we avoid the need to license the TKI molecule, thus retaining full worldwide rights to any products we develop.

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

Intravitreal wet AMD (OTX-TKI) Product Candidate

We are conducting an open-label, proof-of-concept Phase 1 clinical trial of OTX-TKI that was initiated in the second quarter of 2018 for the treatment of patients with neovascular age related macular degeneration (wet AMD).  OTX-TKI (sustained-release tyrosine kinase inhibitor) is a bioresorbable hydrogel implant incorporating axitinib that is designed to be an intravitreal injection into the inferior hemisphere of the vitreous humor of the eye with an initial target duration of drug release for approximately 6-9 months.  Preclinical studies to date have demonstrated suppression of vascular leakage and good pharmacokinetics in the relevant ocular tissues.  The Phase 1 study was submitted to Therapeutic Goods Administration (TGA) in July 2018. The study is a prospective, multi-center study to evaluate the safety, biological activity, durability and tolerability of OTX-TKI.

In the first quarter of 2019, we began dosing patients in a Phase 1 clinical trial in Australia. This clinical trial is a multi-center, open-label, does escalation study designed to evaluate the safety, durability, tolerability, and biological activty of OTX-TKI. We are evaluating biological activity by following visual acuity over time and measuring retinal thickness using standard optical coherence tomography.  The independent Data Safety and Monitoring Committee met to review the safety from the first cohort of subjects in the Phase 1 clinical trial and recommended moving to a higher dose of OTX-TKI for the next cohort of subjects to be treated, as the first cohort of subjects reported no safety concerns.  Two cohorts of six subjects each have been enrolled, a lower dose cohort of 200 μg and a higher dose cohort of 400 μg. In the first two fully enrolled cohorts, OTX-TKI was generally well tolerated and observed to have a favorable safety profile with no ocular serious adverse events noted. In the higher dose cohort, OTX-TKI showed a decrease in central subfield retinal thickness as measured by mean change in central subfield thickness values by decreases in intraretinal and/or subretinal fluid in some subjects. We plan to continue long-term evaluation of the first two cohorts. We plan to amend our current clinical trial protocol to enroll a third, higher-dose cohort.  This Phase 1 clinical trial is not powered to measure any efficacy endpoints with statistical significance.

Interim results from the Phase 1 trial were presented at the 40th Annual Cowen Health Care Conference on March 3, 2020.  Slides covering Mean Change in Central Subfield Thickness Values by Cohort, Individual Subject Durability Assessment and Safety Overview for Cohorts 1 & 2 are included below.

Regulatory Pathway

In the second quarter of 2018 we initiated a Phase 1 clinical trial for the treatment of patients with neovascular age-related macular degeneration (wet AMD) in Australia.  If successful, we would plan for one Phase 2 clinical trial and two Phase 3 clinical trials for the treatment of patients with neovascular age-related macular degeneration (wet AMD).  If successful, we would plan to submit an NDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information.

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

In November 2018, we appealed this warning letter.  In December 2018, the FDA rejected our appeal. A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the Device Exposure Registry Study requirements.  In a letter dated June 7, 2019 from the FDA, the agency acknowledged receipt of a letter dated March 29, 2019 from us in which we proposed conducting the proposed retrospective analysis of the IRIS Registry, comparing endophthalmitis rates from sites that purchased ReSure versus those sites that did not purchase ReSure.  If the rates are no different, the FDA has indicated that it will consider the post-approval requirement to have been fulfilled.  If there is a statistically significant increase in endophthalmitis rates at sites purchasing ReSure compared with those not purchasing ReSure, a prospective study will be required.  The FDA has indicated it will consider our response to the warning letter adequate once it approves the study protocol for the retrospective analysis of the IRIS Registry and the outline of the prospective study.  We submitted the protocol for the agreed upon retrospective study and the prospective study outline, as required per the terms of the warning letter in December 2019.  We received feedback from the FDA in February 2020 and responded to the FDA in March 2020.  We expect a response from the FDA in the middle of 2020.

ReSure Sealant currently remains commercially available in the United States, though there is no sales support provided to the product at this time.  We have received only limited revenues from ReSure Sealant to date and anticipate receiving only limited revenues from the program in 2020.

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

Sales, Marketing and Distribution

We plan to prioritize our commercialization efforts in the United States. We generally expect to retain commercial rights in the United States to any of our local programmed-release drug delivery product candidates for front-of-the-eye diseases and conditions for which we may receive marketing approvals and which we believe we can successfully commercialize.

We commercially launched ReSure Sealant in the United States in February 2014. We initially sold ReSure Sealant through a network of independent distributors across the United States. While ReSure Sealant remains commercially available in the United States, there is no sales support provided to the product at this time.  However, with the approval of DEXTENZA, we expect to be able to sell ReSure Sealant with DEXTENZA with the current sales force if we choose to do so in the future.  Although we do not actively promote ReSure Sealant in terms of territory sales representatives, we continue to sell it in the United States, and will resume a promotional presence for ReSure Sealant in the ophthalmic marketplace at industry conventions, such as the American Society of Cataract and Refractive Surgery and the American Academy of Ophthalmology, among others.

With the approval of DEXTENZA in November of 2018 for ocular pain, and in June 2019 for ocular inflammation, we have built a highly targeted, key account sales force that focuses on the ambulatory surgical centers responsible for the largest volumes of cataract surgery.  Following our receipt of FDA approval on November 30, 2018, we submitted an application for a C-code for transitional pass-through payment status.  On May 29, 2019, we received formal notification from the Centers for Medicare and Medicaid Services, or CMS, that it had approved transitional pass-through payment status and established a new reimbursement code for DEXTENZA. The code, C9048, became effective on July 1, 2019.  On December 28, 2018, we submitted an application for a J-Code for permanent payment status.  In July 2019, we subsequently received a specific and permanent J-Code, J1096, that became effective October 1, 2019.  A J-Code is a permanent code used to report drugs that ordinarily cannot be self-administered. With the effectiveness of our permanent J-Code as of October 1, 2019, our C-code is no longer in effect.  J-Codes are familiar to both medical practices and their billing staffs, as well as Medicare (Part B and Part C) and commercial insurers. As a result, J-Codes allow for a simpler and more convenient reimbursement process.

In connection with our July 1, 2019 commercial launch of DEXTENZA, we have built our own highly targeted, key account manager, or KAM, sales force that focuses on the ambulatory surgical centers, or ASCs, responsible for the largest volumes of cataract surgery.  Since the commercial launch of DEXTENZA, we have expanded our field sales team by 50% to a total of 30 KAMs.  DEXTENZA is now available through a network of distributors.  Our initial commercial efforts are focused on the two million cataract procedures performed annually under Medicare Part B.

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

We have entered into a strategic collaboration with Regeneron for the commercialization of our intravitreal implant for the delivery of protein-based anti-VEGF drugs for the treatment of back-of-the-eye diseases, including wet AMD.  In December 2017, we delivered to Regeneron a proposed final formulation for the initial preclinical tolerability study.  Regeneron initiated the preclinical study in early 2018.  We and Regeneron have subsequently reached an understanding that the proposed formulation was not final and have ceased development of it.  We are currently in discussions with Regeneron, in accordance with the terms of the Collaboration Agreement, regarding the development of an alternative formulation.

Manufacturing

We fabricate devices and drug products for use in our clinical trials, research and development and commercial efforts for all of our therapeutic product candidates using current Good Manufacturing Practices, or cGMP, at our facility located in Bedford, Massachusetts.  In June 2016, we entered into a new lease agreement for approximately 71,000 square feet of a new facility in Bedford, Massachusetts that will include additional manufacturing space. We are evaluating the potential relocation of our manufacturing operations to the new leased premises.  We plan to maintain our existing manufacturing space of approximately 20,000 square feet and extended the operating lease until June 2023.  We have a one-time option to terminate the manufacturing space lease on July 2021, upon the delivery to the landlord on or before July 2020 a termination notice and the payment to the landlord of a termination fee.

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

We believe that we can scale our manufacturing processes to support DEXTENZA and ReSure Sealant sales as well as development of our drug product candidates and the potential commercialization of such product candidates.

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

We have in-licensed a significant portion of our patent rights from Incept. The license from Incept is limited to the fields of human ophthalmic diseases and conditions, acute post-surgical pain and ear, nose and/or throat diseases or conditions. As of March 2, 2020, we have licensed from Incept a total of 20 U.S. patents, 8 U.S. patent applications and foreign counterparts of some of these patents and patent applications.  Our license from Incept includes the following:

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

We have pending patent applications in the United States, European Union, and Japan directed to a drug delivery vehicle and other proprietary technology that, if granted, are expected to expire in 2040.

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

Licenses

Incept, LLC

In January 2012, we entered into an amended and restated license agreement, which we refer to as either the Prior Agreement or Original License, with Incept under which we hold an exclusive, worldwide, perpetual, irrevocable license under specified patents and technology owned or controlled by Incept to make, have made, use, offer for sale, sell, sublicense, have sublicensed, offer for sublicense and import, products delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to all human ophthalmic diseases or conditions. This license covers a significant portion of the patent rights and the technology for ReSure Sealant and our hydrogel platform technology product candidates. The agreement supersedes an April 2007 license agreement between us and Incept. Amar

Sawhney, our former President and Chief Executive Officer and former Executive Chairman of the Board of Directors, is a general partner of Incept.

On September 13, 2018, or the Effective Date, we entered into a second amended and restated license agreement, or the Second Amended Agreement, with Incept.  The Second Amended Agreement amends and restates in full the Prior Agreement, to expand the scope of our intellectual property license and modify future intellectual property ownership and other rights thereunder.

License Rights; Ownership of Intellectual Property.    We and Incept have agreed to expand the field of use of the exclusive, worldwide, perpetual, irrevocable license held by us under the Prior Agreement to include specified intellectual property rights and technology owned or controlled by Incept to make, have made, use, offer for sale, sell, sublicense, have sublicensed, offer for sublicense and import, (i) consistent with the Prior Agreement, products delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to all human ophthalmic diseases or conditions, or the Ophthalmic Field of Use, and (ii) as a result of the expansion of the scope of the Original License, products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions, or the Additional Field of Use.  We and Incept have further agreed to expand the field of use of the Original License for certain patents, patent applications and other rights pertaining to shape-changing hydrogel formulations thereunder, or the Shape-Changing IP, to include all fields except those involving the nerves and associated tissues specified in the Second Amended Agreement.

We will solely own, without a license to Incept, all intellectual property rights conceived solely by one or more individuals from our company, or the Company Individuals, after the Effective Date, subject to exceptions specified therein.  Subject to certain exceptions specified in the Second Amended Agreement, Incept will own and license to the us (i) all intellectual property rights included in the Original License, or the Original IP,  in the Ophthalmic Field of Use and the Additional Field of Use, (ii) intellectual property rights in the field of drug delivery conceived solely by the Company Individuals on or before the Effective Date, or Incept IP, and (iii) intellectual property rights in the field of drug delivery conceived by one or more Company Individuals jointly with one or more individuals from Incept, including Dr. Sawhney, or the Incept Individuals, after the Effective Date.  These intellectual property rights are referred to as Joint IP, and, collectively with the Original IP and the Incept IP, as the Licensed IP.

Financial Terms.  We and any of our sublicensees are obligated to pay Incept royalties as follows under the Agreement: (i) consistent with the Prior Agreement, a royalty equal to a low single-digit percentage of net sales by the us or our affiliates of products, devices, materials, or components thereof, or Licensed Products, including or covered by Original IP, excluding the Shape-Changing IP, in the Ophthalmic Field of Use; (ii) a royalty equal to a mid-single-digit percentage of net sales by us or our affiliates of Licensed Products including or covered by Original IP, excluding the Shape-Changing IP, in the Additional Field of Use; and (iii) a royalty equal to a low single-digit percentage of net sales by us or our affiliates of Licensed Products including or covered by Incept IP or Joint IP in the field of drug delivery.  Royalty obligations under the Second Amended Agreement commence with the first commercial sale of a Licensed Product described above and terminate upon the expiration of the last-to-expire patents included in the Licensed IP, as applicable.  Any sublicensee of us also will be obligated to pay Incept royalties on net sales of Licensed Products made by it and will be bound by the terms of the Second Amended Agreement to the same extent as us. Additionally, at its sole discretion, Incept may require, as a condition of any sublicense by us in the Additional Field of Use and in exchange for a reduction in the royalties owed on net sales of Licensed Products described above, payments equal to a mid-teen percentage of any upfront payment and, subject to certain conditions, other payments received by us from the sublicensee.

Patent Prosecution and Litigation.  Incept will continue to have sole control and responsibility for ongoing prosecution of patents included in the Original IP, and we will have sole control and responsibility for ongoing prosecution of patents and patent applications included in or arising under the Incept IP or Joint IP.  The parties have agreed to work together in good faith to enter into a separate agreement under which, subject to certain limitations, we would assume control of the prosecution of patents and patent applications included in or arising under the Shape-Changing IP.  We have the right, subject to certain conditions, to bring suit against third parties who infringe the patents included in the Original IP in the Ophthalmic Field of Use or the Additional Field of Use, patents included in the Incept IP in the drug delivery filed, patents included in the Joint IP in the drug delivery field, and patents included in the Shape-Changing IP in all fields except as described above.  We have also agreed, if requested by Incept, to enter into a joint defense and prosecution agreement for the purpose of allowing the parties to share confidential and attorney-client privileged information regarding the possible infringement of one or more patents covered by the Second Amended Agreement. We are responsible for all costs incurred in prosecuting any infringement action it brings.

Term and Termination.  The Second Amended Agreement will expire on the later of (i) the expiration or disclaimer by us of the last valid claim of an issued and unexpired patent included in the Licensed IP or (ii) the final unappealable rejection or abandonment of the last pending patent application arising under the Licensed IP.  Either party may terminate the Second Amended Agreement in the event of the other party’s insolvency, bankruptcy or comparable proceedings, or if the other party materially breaches the agreement and does not cure such breach during a specified cure period.

Regeneron Collaboration

In October 2016, we entered into the Collaboration Agreement with Regeneron for the development and commercialization of products using our sustained-release hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds to address conditions of the eye.

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

Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, and compounding pharmacies. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of our potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Our product candidates target markets that are already served by a variety of competing products based on a number of active pharmaceutical ingredients. Many of these existing products have achieved widespread acceptance among physicians, patients and payors for the treatment of ophthalmic diseases and conditions. In addition, many of these products are available on a generic basis, and our product candidates may not demonstrate sufficient additional clinical benefits to physicians, patients or payors to justify a higher price compared to generic products. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of generic products. Given that we are developing products based on FDA-approved therapeutic agents, our product candidates, if approved, will face competition from generic, branded and compounded versions of existing drugs based on the same active pharmaceutical ingredients that are administered in a different manner, typically through eye drops.

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

Competitors of DEXTENZA

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018.  DEXYCU is an injection of dexamethasone at the time of surgery into the posterior chamber of the eye (behind the iris) to treat inflammation associated with cataract surgery.  Icon Biosciences Inc. was subsequently bought by pSvidia Corporation in March 2018 and, at the same time, the new entity was renamed Eyepoint Pharmaceuticals, Inc., or Eyepoint.  In January 2019, Eyepoint announced that DEXYCU’s J-Code became effective and Eyepoint launched DEXYCU commercially in the first quarter of 2019.

Competitors of OTX-TIC

Allergan PLC, now owned by Abbvie, Inc., received approval in March 2020 of DURYSTA™, a biodegradable intracameral implant consisting of a PGA and a biodegradable polymer matrix for the reduction of IOP in patients with open-angle glaucoma or ocular hypertension. Allergan purchased ForSight VISION5 who was conducting a Phase 2 clinical development of the Helios insert, a sustained-release ocular insert placed below the eyelid that delivers bimatoprost for the treatment of glaucoma. In addition, several other companies have announced their intention to develop products for treatment of glaucoma using sustained-release therapy, although each of these is at an early stage of development. Mati Therapeutics has conducted a Phase 2 clinical development of an intracanalicular insert for the treatment of glaucoma.

Competitors of our Intravitreal Implants

Our intravitreal implant for the treatment of wet AMD will compete with anti-VEGF compounds administered in their current formulation and prescribed for the treatment of wet AMD as these agents can in some instances deliver one to two months or more of therapeutic effect. They include Lucentis, Eylea, Beovu and off-label use of the cancer therapy Avastin. Multiple companies, although all in early stages of development are exploring ways to deliver anti-VEGF products in a sustained-release fashion, including Graybug Vision, Inc. which is pursuing a sustained-release microparticle depot formulation to extend therapeutic drug levels in ocular tissue for up to six months.

Competitors of ReSure Sealant

ReSure Sealant is the first and only surgical sealant approved for ophthalmic use in the United States. Outside the United States, Beaver Visitec is commercializing its product OcuSeal, which is designed to provide a protective hydrogel film barrier to stabilize ocular wounds. This product has received a CE Mark in Europe but is not approved for use in the United States. Sutures are the primary alternative for closing ophthalmic wounds. In addition, a technique called stromal hydration, which involves the localized injection of a balanced salt solution at the wound edges, is often used to facilitate the self-sealing of a wound.

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

The NDA and BLA are thus the vehicles through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications.  Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States.  Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2020 is $2,943,965 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for product candidates with orphan designation and a waiver for certain small businesses.

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

Biosimilars

The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, or ACA, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2020, the FDA has approved 26 biosimilar products for use in the United States.  No interchangeable biosimilars, however, have been approved.  The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.  Additional guidance is expected to be finalized by FDA in the near term.

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

PMA applications are subject to an application fee.  For federal fiscal year 2020, the standard fee is $340,995 and the small business fee is $85,249.

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

In April 2014, the EU adopted a new Clinical Trials Regulation, which is set to replace the current Clinical Trials Directive. The new Clinical Trials Regulation will be directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be   significant market and economic disruption.  The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

Since the regulatory framework for medical products in the United Kingdom covering quality, safety, and efficacy of medical products, clinical trials, marketing authorization, commercial sales, and distribution of medical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Employees

As of March 2, 2020, we had 161 full-time employees. Of these full-time employees, 71 employees are primarily engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in 2006. Our principal executive offices are located at 24 Crosby Drive, Bedford, MA 01730, and our telephone number is (781)357-4000. Our manufacturing is located at 36 Crosby Drive, Suite 101, Bedford, MA 01730 and our research and development operations are located at 15 Crosby Drive, Bedford, MA 01730. Our website address is www.ocutx.com.

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

Since inception, we have incurred significant operating losses. Our net losses were $63.4 million for the year ended December 31, 2017, $60.0 million for the year ended December 31, 2018, and $86.4 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $383.6 million. Through December 31, 2019, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and the commercial launch of DEXTENZA® for the treatment of ocular inflammation and pain following ophthalmic surgery in July 2019. Although we expect to generate revenue from sales of DEXTENZA, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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
•

seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our intracanalicular insert and back-of-the-eye programs and potential opportunities outside the field of ophthalmology;

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

Prior to our commercial launch of DEXTENZA in July 2019, ReSure Sealant was our only source of revenue from product sales. However, sales of ReSure Sealant have not generated significant revenue.  For us to become and remain profitable, we will need to succeed in developing and commercializing DEXTENZA and potentially other products with significant market potential. This will require us or our current or future collaborators to be successful in a range of challenging activities, including:

•	successfully commercializing DEXTENZA in the United States, including by further developing our sales force, marketing and distribution capabilities;
•	successfully completing clinical development of our product candidates, including DEXTENZA for additional indications;

•	obtaining marketing approval for these product candidates;
•	manufacturing at commercial scale, marketing, selling and distributing DEXTENZA or those products for which we obtain marketing approval;
•	achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third-party payors for our products; and
•	protecting our rights to our intellectual property portfolio.

Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of DEXTENZA. However, the successful commercialization of DEXTENZA in the United States is subject to many risks.  DEXTENZA is our first significant product launch, and we may not be able to commercialize DEXTENZA successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. We do not anticipate revenue from sales of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery will be sufficient for us to become profitable for several years, if ever.  Furthermore, if we are unable to achieve our revenue estimates for DEXTENZA, our ability to raise additional capital may be impacted.

We may never succeed in our commercialization efforts and may never generate revenue that is sufficient or great enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.  A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue to commercialize DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery, including expanding our product manufacturing, sales, marketing and distribution capabilities.  We also expect to devote substantial financial resources as we conduct late stage clinical trials for our local programmed-release drug delivery product candidates, in particular DEXTENZA for additional indications including ocular itching associated with allergic conjunctivitis, and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results. In addition, we plan to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates. Accordingly, we will need to obtain substantial additional funding to fully support our continuing operations and the planned commercial launch of DEXTENZA. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of December 31, 2019, we had cash and cash equivalents of $54.4 million, outstanding debt of $25.0 million, net of unamortized discount and $37.5 million aggregate principal amount of senior subordinated convertible notes plus  accrued interest of $1.8 million.  Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of December 31, 2019, together with the first quarter net proceeds through March 10, 2020 from the sales of our common stock pursuant to the 2019 Sales Agreement discussed in Note 22 of our consolidated financial statements, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2021.   This estimate is subject to a number of assumptions related to the revenues and expenses associated with the commercialization of DEXTENZA as well as the pace of our research and clinical development programs, and other aspects of our business.  DEXTENZA has only recently launched and anticipated cash flows are subject to uncertainty. These assumptions may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including :

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
•

the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications, OTC-TIC for glaucoma and ocular hypertension, and OTX-TKI for wet age-related macular degeneration, or wet AMD;

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

•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;
•	the extent of our debt service obligations;
•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
•	the costs and outcomes of legal actions and proceedings, including the current lawsuits described under “Part I, Item 3—Legal Proceedings”;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•	the extent to which we acquire or invest in other businesses, products and technologies.

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

Our audited consolidated financial statements for the period ended December 31, 2019 include a paragraph stating that our losses from operations and need for additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

We have a significant amount of indebtedness.  Under our Credit Facility, we had $25.0 million, net of unamortized discount, of outstanding principal indebtedness.  Under the accompanying Credit Agreement, we are permitted to make interest-only payments until January 1, 2021, subject to potential extension to January 1, 2022 if net sales of DEXTENZA exceed $40.0 million in the aggregate during any trailing twelve-month period.  Our obligations under the Credit Agreement are secured by all of our assets, including our intellectual property.   The Credit Agreement also includes customary affirmative and negative covenants, including limitations on dispositions, mergers or acquisitions; incurring indebtedness, liens or encumbrances; paying dividends; making certain investments; and engaging in certain other business transactions.  In March 2019, we issued $37.5 million aggregate principal amount of Convertible Notes.  The Convertible Notes mature on March 1, 2026 and interest on the Convertible Notes is payable at maturity or if earlier converted, repurchased or redeemed pursuant to their terms. We could in the future incur additional indebtedness beyond such amounts, including by potentially amending our Credit Agreement.

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

The elimination of LIBOR could adversely affect our business, results of operations or financial condition.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition.  We may incur significant expenses to amend our LIBOR-indexed loans and other applicable financial or contractual obligations, including our Credit Facility, to a new reference rate, which may differ significantly from LIBOR.  Accordingly, the use of an alternative rate could result in increased costs, including increased interest expense on our credit facilities, and increased borrowing and hedging costs in the future. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company.  Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of our products and product candidates, commercializing ReSure Sealant, and, since July 2019, commercializing DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery. We have a limited history of commercializing products.  We commercially launched DEXTENZA on July 1, 2019 and, to date, have not generated material revenue from the sale of DEXTENZA. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to Product Development

We depend heavily on the success of DEXTENZA and our product candidates. Clinical trials of our product candidates may not be successful. If we are unable to successfully complete clinical development of and obtain marketing approvals for our product candidates, or experience significant delays in doing so, or if after obtaining marketing approvals, we fail to maintain marketing approval or fail to commercialize these product candidates, our business will be materially harmed.

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular insert products and product candidates for diseases and conditions of the front of the eye.  In particular, we are investing substantial resources to complete the development of DEXTENZA for allergic conjunctivitis, OTX-TIC for glaucoma and ocular hypertension and OTX-TKI for wet AMD.  We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether our products and product candidates will receive marketing approval or reach successful commercialization.  In addition, in November 2019 we announced that we would defer certain development programs as part of an initiative to reduce expenses and prioritize our resources to focus on commercializing DEXTENZA for post-surgical ocular inflammation and pain as well as completing the ongoing Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, a Phase 1 clinical trial of OTX-TIC for the treatment of glaucoma and ocular hypertension and a Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications.

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

In general, the FDA requires two adequate and well-controlled clinical trials to support the effectiveness of a new drug for marketing approval.  In a Phase 2 clinical trial of DEXTENZA that we completed in 2013 in which we were evaluating DEXTENZA for post-surgical ocular inflammation and pain following cataract surgery, DEXTENZA did not meet the primary efficacy endpoint for inflammation with statistical significance at the pre-specified time point at day 8.  However, we did achieve statistical significance for this inflammation endpoint at days 14 and 30.  Accordingly, we measured the primary efficacy endpoint for inflammation in our completed Phase 3 clinical trials of DEXTENZA at day 14.  In the first and third Phase 3 clinical trials, DEXTENZA met both primary endpoints for post-surgical ocular inflammation and pain following cataract surgery with statistical significance.  However, in the second Phase 3 clinical trial, DEXTENZA met only one of the two primary efficacy endpoints with statistical significance.  In this second trial, DEXTENZA did not meet the primary endpoint relating to absence of inflammatory cells in the study eye at day 14.

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

In our first Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, for which we announced topline results in October 2015, DEXTENZA met one of the two primary endpoints.  DEXTENZA achieved the primary endpoint for ocular itching associated with allergic conjunctivitis but not the primary endpoint for conjunctival redness, in each case measured on day 7 after insertion of the insert.  The difference in the mean scores for ocular itching between the DEXTENZA group and the placebo group was greater than 0.5 units on a five point scale at all time points on day 7 post-insertion and was greater than 1.0 unit at a majority of the time points on day 7 post-insertion.  The DEXTENZA group did not achieve these pre-specified endpoints on day 7 post-insertion with respect to conjunctival redness.  In our second Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, for which we announced topline results in June 2016, DEXTENZA did not meet the sole primary endpoint for ocular itching.  The single primary endpoint of the second

Phase 3 clinical trial was the difference in the mean scores in ocular itching between the treatment group and the placebo comparator group at three time points on day 7 following insertion of the inserts.  While mean ocular itching was seen to be numerically lower (more favorable) in the DEXTENZA treatment group compared to the placebo group measured at each of the three specified times on day 7 following insertion of the inserts, at 3, 5, and 7 minutes by -0.18, -0.29, and -0.29 units, respectively, on a five point scale, this difference did not reach statistical significance.  In addition, the trial did not achieve the requirement of at least a 0.5 unit difference at all three time points on day 7 following insertion of the inserts and at least a 1.0 unit difference at the majority of the three time points between the treatment group and the placebo group on day 7 following insertion of the inserts.  Further, in our prior Phase 2 clinical trial of DEXTENZA in which we were evaluating DEXTENZA for allergic conjunctivitis, DEXTENZA met one of the two primary efficacy measures.  The DEXTENZA treatment group achieved a mean difference compared to the vehicle control group of more than 0.5 units on a five point scale on day 14 for all three time points measured in a day for both ocular itching and conjunctival redness.  The DEXTENZA group did not achieve a mean difference compared to the vehicle control group of 1.0 unit for the majority of the three time points measured on day 14 for either ocular itching or conjunctival redness.  Even if we obtain favorable clinical trial results in an additional Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, such as our ongoing third Phase 3 clinical trial, including meeting all primary efficacy measures, we may not obtain approval for DEXTENZA to treat allergic conjunctivitis or ocular itching associated with allergic conjunctivitis, or the FDA may require that we conduct additional clinical trials.  Post-hoc analyses that we performed on the results of our two completed Phase 3 clinical trials for allergic conjunctivitis may not be predictive of success in any future Phase 3 clinical trial.  Although we believe that these analyses provide important information regarding DEXTENZA and are helpful in understanding the results of this trial and determining the appropriate criteria for future clinical trials, post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

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

We completed an End‑of‑Phase 2 review with the FDA in April 2016 and initiated our first planned Phase 3 clinical trials of OTX‑TP in September 2016.  Based on discussions with the FDA, the Phase 3 clinical trial design has significant differences as compared to our completed Phase 2 clinical trials. In particular, the most notable changes from our first Phase 2 clinical trial to our first Phase 3 clinical trial were that our first Phase 3 clinical trial enrolled more subjects at a greater number of sites, had a different randomization, measured the primary efficacy endpoints on different days and at different time points, and had a longer washout period. As a result, the first Phase 3 clinical trial of OTX-TP was a randomized, double blind, placebo-controlled clinical trial conducted across more than 50 sites, and it enrolled 554 subjects with open-angle glaucoma or ocular hypertension in the full analysis set population. The trial’s primary efficacy endpoint was to evaluate the mean IOP at three diurnal time points (8 a.m., 10 a.m., and 4 p.m.) at each of 2, 6, and 12 weeks following insertion for OTX-TP treated subjects compared with placebo insert treated subjects.  The trial’s secondary efficacy endpoints included the evaluation of the mean reduction and mean percent reduction of IOP from baseline for OTX-TP treated subjects compared with placebo insert treated subjects at the same time points.  Topline results from this trial show that OTX-TP did not achieve its primary and secondary endpoints of statistically significant superiority in mean, mean reduction, or mean percentage reduction of IOP compared with placebo at all nine time points.  OTX-TP treated subjects did have a lower mean IOP and a greater reduction in IOP from baseline relative to placebo insert at all nine time points, but these differences were statistically significant (p value < 0.05) for only eight of the nine time points.  We do not intend to initiate a second Phase 3 clinical trial at this time without a collaborative partner. If we do not achieve our primary endpoint in an additional Phase 3 clinical trial with statistical significance, assuming we conduct such clinical trials, or do not achieve a clinically meaningful reduction in IOP, we may not obtain marketing approval for OTX-TP.

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

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States.  We have often conducted our initial and earlier stage clinical trials for our product candidates, including our intracanalicular insert product candidates, outside the United States.  We are currently conducting a Phase 1 clinical trial for our product candidate OTX-TKI for the treatment of wet AMD in Australia.  We generally plan to conduct our later stage and pivotal clinical trials of our product candidates in the United States.

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

We may not be able to initiate or continue clinical trials for our local programmed-release drug delivery product candidates or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States.  Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with patient enrollment.  For example, in the third quarter of 2017, we initiated a Phase 1 clinical trial of OTX-TIC outside the United States.  After several months, after not enrolling any patients, we closed this trial in the second quarter of 2018.  Additionally, we intended to initiate a Phase 1 clinical trial of OTX-TKI outside the United States in 2018, but we were unable to start dosing patients until the first quarter of 2019.

A variety of factors affect patient enrollment, including:

•	the prevalence and severity of the ophthalmic disease or condition under investigation;
•	the eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients;
•	actual or threatened public health emergencies or outbreaks of disease (including, for example, the recent coronavirus outbreak);
•	the conduct of clinical trials by competitors for product candidates that treat the same indications as our product candidates; and

•	the lack of adequate compensation for prospective patients.

Our Phase 3 clinical trial of OTX-TP exceeded its target enrollment of 550 patients at approximately 49 sites in the United States and is the largest clinical trial we have conducted to date.  While now complete, enrollment in this trial was slower than projected.  Our inability to enroll a sufficient number of patients in any of our other clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals.  Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

In our two pilot studies of OTX-TP for the treatment of glaucoma and ocular hypertension and our Phase 2a clinical trial of OTX-TP for the same indication, the most common adverse event was inflammatory reaction of the eyelids and ocular surface, which was noted in three patients in our pilot studies and in five patients in our Phase 2a clinical trial.  No hyperemia-related adverse events were noted in any of the patients treated with OTX-TP in our Phase 2b clinical trial.  There were no serious adverse events reported in our Phase 2b clinical trial; however, two OTX‑TP subjects and two timolol subjects discontinued study participation due to ocular adverse events.  Ocular adverse events were reported for 39.4% and 37.5% of subjects in the OTX-TP and timolol groups, respectively.  The most frequently reported ocular adverse events were dacryocanaliculitis, or inflammation of the lacrimal ducts, acquired dacryostenosis, or closing of the tear ducts, and eyelid edema.  In the Phase 2b clinical trial, inflammatory reaction at the administration site (punctal area) and lacrimal structure injury were each noted in one OTX-TP subject as compared to higher percentages in prior trials.  In the Phase 2b trial, the majority of ocular adverse events, including the most frequently reported adverse events, were assessed by the investigators as treatment related.  In the Phase 3 clinical trial, no ocular serious adverse events were observed. The most common ocular adverse events seen in the clinical trial were dacryocanaliculitis (approximately 7% in OTX-TP vs. 3% in placebo) and lacrimal structure disorder (approximately 6% in OTX-TP vs. 4% in placebo).

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

We are currently directing most of our development efforts towards applying our proprietary, bioresorbable hydrogel technology platform to products and product candidates that are designed to provide local programmed-release hydrogel based therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs.  We have a number of products and product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other front-of-the-eye diseases and conditions.  We are also developing  hydrogel drug delivery implants designed to release therapeutic antibodies and small molecules such as TKIs to modulate the biological activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet AMD.  In October 2016, we entered into a collaboration with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.  Our existing product candidates and any other potential product candidates that we or our collaborators identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  We are also considering the future growth potential of the hydrogel platform technology in new areas of the body. If we do not successfully develop and commercialize our products and product candidates that we or our current or future collaborators develop based upon our technological approach, we will not be able to obtain substantial product revenues or revenue from collaboration agreements, including our collaboration with Regeneron, in future periods.

We may expend our limited resources to pursue a particular product, product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications.  As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential.  Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.  As part of our restructuring plan announced in November 2019, we have decided to defer certain development programs as part of an initiative to reduce expenses and prioritize our resources to focus on commercializing DEXTENZA for post-surgical ocular inflammation and pain as well as completing the ongoing Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, a Phase 1 clinical trial of OTX-TIC for the treatment of glaucoma and ocular hypertension, and a Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.  If we do not accurately evaluate the commercial potential or target market for a particular product or product candidate, we may relinquish valuable rights to that product or product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such products or product candidate.

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

We must comply with federal, state and foreign regulations, including quality assurance standards applicable to medical device and drug manufacturers, such as cGMP, which is enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business.  These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation.  For example, between March 2015 and May 2018, we received several Form 483s from the FDA containing inspectional observations relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting; process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes; and procedures for manufacturing processes and analytical testing related to the manufacture of drug product for commercial production.  In each of July 2016 and July 2017, we also received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA pertaining to, among other things, the deficiencies in manufacturing processes, controls, and analytical testing identified during pre-NDA approval inspections of our manufacturing facility documented on Form 483s.  We may be subject to similar inspections and requirements in connection with subsequent applications for other product candidates or DEXTENZA for additional indications.

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

DEXTENZA, ReSure Sealant, or any of our product candidates that receives marketing approval may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community.  We commercially launched ReSure Sealant in the first quarter of 2014 and DEXTENZA for the treatment of post-surgical ocular inflammation and pain in July 2019 and cannot yet accurately predict whether either product will gain market acceptance and become commercially successful.  For example, we previously commenced commercialization in Europe of an earlier version of ReSure Sealant that was approved and marketed as an ocular bandage.  We recognized $0.1 million of revenue from the commercialization of this product through 2012.  However, we ceased our commercialization of the product in 2012 to focus on the ongoing clinical development of ReSure Sealant pursuant to FDA requirements.  If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable.

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

We have limited experience in the sale, marketing and distribution of drug and device products.  To achieve commercial success for DEXTENZA, ReSure Sealant, and any product candidate for which we obtain marketing approval, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We have built our own highly targeted, key account sales force for DEXTENZA that focuses on ambulatory surgical centers responsible for the largest volumes of cataract surgery. Previously, we commercially launched ReSure Sealant in February 2014 on a region by region basis in the United States through a network of independent distributors.  In early 2017, we terminated these distributors and hired a contract sales force of four representatives to sell ReSure Sealant.  We have subsequently terminated the agreement with the contract sales force to sell ReSure Sealant.

If we decide to commercialize any of our products outside of the United States, we would expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product that receives marketing approval.  We expect that a direct sales force will be required to effectively market and sell OTX-TP, if approved for marketing.  We also intend to rely on Regeneron to commercialize our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Because we have not historically evaluated whether to seek regulatory approval for any of our products or product candidates outside of the United States, pending potential receipt of regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our products or product candidates in any international markets.  If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval.  These may include independent distributors, pharmaceutical companies or our own direct sales organization.

There are risks involved with both establishing our own sales, marketing and distribution capabilities and with entering into arrangements with third parties to perform these services.  We may not be successful in entering into arrangements with third parties to sell, market and distribute our products or may be unable to do so on terms that are most beneficial to us.  Such third parties may have interests that differ from ours.  We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to market, sell and distribute our products effectively.  Our product revenues and our profitability, if any, under third-party collaboration, distribution or other marketing arrangements, including our collaboration with Regeneron, may also be lower than if we were to sell, market and distribute a product ourselves.  On the other hand, recruiting and training a sales force is expensive and time-consuming and could delay any product launch.  If the commercial launch of any product or product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses.  This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Other factors that may inhibit our efforts to commercialize products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or lack of adequate number of physicians to use or prescribe our products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We applied for a transitional pass-through reimbursement status, or C-code, on November 30, 2018 for DEXTENZA from the Centers for Medicare and Medicaid Services, or CMS.  In May 2019, we received formal notification from CMS that it had approved transitional pass-through payment status and established a new C-Code for DEXTENZA that subsequently became effective on July 1, 2019. Pricing for DEXTENZA while in pass-through status to be approximately $538 per surgery, and we expected pass-through status would remain in effect for up to three years from the effective date of the C-code.  We also submitted an application to the CMS for a J-Code for DEXTENZA on December 28, 2018, and received a specific and permanent J-Code in July 2019 which became effective on October 1,

2019. With the effectiveness of our permanent J-Code as of October 1, 2019, our C-code is no longer in effect.  There are no assurances that we will be successful in obtaining and retaining reimbursement for our products and product candidates.

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

In October 2016, we entered into a strategic collaboration, option and license agreement, or Collaboration Agreement, with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Our ability to generate revenues from the Collaboration Agreement will depend on our and Regeneron’s abilities to successfully perform the functions assigned to each of us under the Collaboration Agreement.  We did not receive any upfront payment under the Collaboration Agreement, although Regeneron has an option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Regeneron has agreed to pay us $10 million upon exercise of the option.  The option is exclusive until 12 months after Regeneron has received a product candidate in accordance with a collaboration plan and non-

exclusive for an additional six months following the end of the exclusive period.  In December 2017, we delivered to Regeneron what we believed to be the final formulation for Regeneron’s initial preclinical tolerability study. Regeneron initiated the preclinical study in early 2018.  We and Regeneron have subsequently reached an understanding that the proposed formulation was not final and have ceased development of it and the corresponding option period under the Collaboration Agreement for the initial proposed formulation has stopped.  We are currently in discussions with Regeneron, in accordance with the terms of the Collaboration Agreement, regarding the development of an alternative formulation and the related impact on the designated option period. Although we are engaged in ongoing discussions with Regeneron, Regeneron has not informed us of its decision to exercise the option.  While we await a decision from Regeneron, we are not actively pursuing further formulation development or other preclinical testing under the Collaboration Agreement.  Under the Collaboration Agreement, we are obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances.  We are also entitled to receive under the terms of the Collaboration Agreement specified development, regulatory and sales milestone payments, as well as royalty payments.

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

If we are unable to achieve the preclinical milestones set forth in the collaboration plan, Regeneron may not exercise the option, in which case we would not receive the $10 million payment in connection with such option and would have incurred significant development expenses.  Even if Regeneron does exercise its option, we or Regeneron may not be successful in achieving the necessary preclinical, clinical, regulatory and sales milestones in connection with the collaboration.  Further, if Regeneron were to breach or terminate the Collaboration Agreement or if Regeneron elects not to exercise the option we granted it and not to proceed in the collaboration, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for intravitreal implant product candidates developed pursuant to the Collaboration Agreement and will not be able to, or may be delayed in our efforts to, successfully commercialize our intravitreal implant product candidates.  We may not be able to seek and obtain a viable, alternative collaborator to partner with for the development and commercialization of the licensed products on similar terms or at all.

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

We have conducted preclinical testing of protein-based anti-VEGF compounds in collaboration with Regeneron to explore the feasibility of delivering their drugs in combination with our hydrogel.  The initial drug selected for preclinical testing under this collaboration was aflibercept, marketed under the brand name Eylea.  We may explore broader collaborations for the development and potential commercialization of our hydrogel technology in combination with other large molecules with targets other than VEGF for the treatment of back-of-the-eye diseases and conditions.

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

Our employees have administered and managed most of our clinical development work, including our clinical trials for ReSure Sealant and our clinical trials for DEXTENZA for the treatment of post-surgical ocular inflammation and pain following cataract surgery.  However, we have relied and may continue to rely on third parties, such as contract research organizations, or CROs, to conduct future clinical trials of our product candidates, including DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis.  If we deem necessary, we may engage third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct or assist in our clinical trials or other clinical development work.  If we are unable to enter into an agreement with a CRO or other service provider when required, our product development activities would be delayed.

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

The novel coronavirus outbreak may affect our ability to recruit or retain patients for our clinical trials, disrupt our supply chains or have other adverse effects on our business and operations.

In December 2019, an outbreak of respiratory illness caused by a novel coronavirus began in Wuhan, China. As of March 2020, that outbreak has led to more than a hundred thousand confirmed cases worldwide, with many countries throughout the world confirming cases. The World Health Organization has declared the outbreak a global public health emergency. In addition to those who have been directly affected, millions more have been affected by government efforts in China and around the world to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures.  The outbreak and government measures taken in response have also had  significant direct and indirect impacts on businesses and commerce as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

The future progression of the outbreak and its effects on our business and operations are highly uncertain and cannot be predicted. As we seek to enroll patients for our clinical trials at sites located both in the United States and internationally, we may face difficulties recruiting or retaining patients if patients are affected by the virus or are fearful of traveling to our clinical trial sites because of the outbreak. We and our third-party contract manufacturers, CROs and clinical sites may also face disruptions in procuring items that are essential for our research and development activities that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak, including, for example, raw materials used in the manufacture of our product candidates; medical and laboratory supplies used in our clinical trials or preclinical studies; or animals that are used for preclinical testing.

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

In some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to enforce or maintain the patents, covering technology that we license from third parties.  In particular, the license agreement that we have entered into with Incept LLC, or Incept, an intellectual property holding company, which covers a significant portion of the patent rights and the technology for ReSure Sealant and our product candidates, provides that, with limited exceptions, Incept has sole control and responsibility for ongoing prosecution for  certain  patents covered by the license agreement.  In addition, although we have a right under the Incept license to bring suit against third parties who infringe such licensed patents in our fields, other Incept licensees may also have the right to enforce these patents in their own respective fields without our oversight or control.  Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest.  For example, three of our licensed patents related to ReSure Sealant were invalidated and rendered unenforceable following their assertion by Integra LifeSciences Holdings Corporation, another licensee of Incept. We also have no right to control the defense of such  licensed patents if their validity or scope is challenged before the U.S. Patent and Trademark Office, or USPTO, European Patent Office, or other patent office or tribunal.  Instead, we would essentially rely on our licensor to defend such challenges, and it may not do so in a way that would best protect our interests.  Therefore, certain of our licensed patents and applications may not be prosecuted, enforced, defended or maintained in a manner consistent with the best interests of our business.  If Incept fails to prosecute, enforce or maintain such patents, or loses rights to those patents, our licensed patent portfolio may be reduced or eliminated.

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

Our license agreement with Incept, under which we license a significant portion of our patent rights and the technology for DEXTENZA, ReSure Sealant and our product candidates, imposes royalty and other financial obligations and other substantial performance obligations on us.  We also may enter into additional licensing and funding arrangements with third parties that may impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us.  If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements.  Such an occurrence could diminish the value of our product.  Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

The FDA also completed two inspections of our manufacturing facility in connection with our NDA for DEXTENZA for the treatment of post-surgical ocular pain.  After each inspection, we received a Form 483 from the FDA pertaining to deficiencies in our manufacturing processes identified during such inspection.  After we responded to the issues which had been identified with corrective action plans, we subsequently received  CRLs from the FDA.  We may be subject to similar inspections in the future for DEXTENZA or for other product candidates for which we seek FDA approval. If we are unable to address any identified issues successfully or if the FDA determines that the actions we take to remediate any identified issues to be inadequate, our ability to commercialize any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be  significant market and economic disruption.  The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

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

The FDA required two post-approval studies as a condition for approval of our premarket approval application for ReSure Sealant.  The first post-approval study, identified as the Clinical PAS, was to enroll at least 598 patients to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant.  We submitted the final study report of the Clinical PAS to the FDA in June 2016, and the FDA has confirmed the Clinical PAS has been completed.  The second post-approval study, identified as the Device Exposure Registry Study, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant.  The Device Exposure Registry Study is required to include at least 4,857 patients.  In December 2015, the CMS denied our application for a tracking or research code for ReSure Sealant commercial use.  In July 2016, the FDA approved the Device Exposure Registry Study protocol.  We are required to provide periodic reports to the FDA on the progress of this post-approval study until it is completed.  We initiated enrollment in this study in December 2016 and submitted our first progress report to FDA in January 2017. Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we have been unable to enroll trial sites and patients, collect patient data and report study data to the FDA.  On October 18, 2018, we received a warning letter from the FDA, dated October 17, 2018, relating to our compliance with data collection and information reporting obligations in this study.  We appealed the warning letter from the FDA.  In December 2018, the FDA rejected our appeal. A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the Device Exposure Registry Study requirements.  In December 2019, we submitted the protocol for the agreed-upon retrospective study and the prospective study outline, as required per the terms of the warning letter.  We received feedback from the FDA in February 2020 and responded to the FDA in March 2020.  We expect a response from the FDA in the middle of 2020.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.

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

At the same time, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. It is unclear what, if any, of these measures will be enacted during the Congressional session. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of $274.3 million, of which $126.1 million begin to expire in 2026 .  We also have state net operating loss carryforwards of $219.4 million, which begin to expire in 2026. As of December 31, 2019, we also had federal research and development tax credit carryforwards of $8.2 million and state research and development tax credit carryforwards $4.3 million, which begin to expire in 2026 and 2025, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Under the 2017 Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the 2017 Tax Act. If our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

In November 2019, our board of directors approved an operational restructuring to eliminate a portion of the Company’s workforce as part of an initiative to reduce expenses and prioritize our resources to focus on commercializing DEXTENZA for post-surgical ocular inflammation and pain as well as completing the ongoing clinical trials for our product candidates.  Under this plan, we reduced our workforce by 55 employees, representing approximately 22% of our workforce, effective November 8, 2019.  We also eliminated an additional 31 positions that were vacant.  We completed the restructuring and recorded the restructuring charges in the fourth quarter of 2019.  This reduction in force, and the attrition that may occur following this reduction, will result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations.

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

Although we had a reduction in workforce in 2019, we expect our drug development, clinical, regulatory affairs, manufacturing and our sales and marketing capabilities in the longer term to grow as we commercialize DEXTENZA and any product candidates that may receive marketing approval. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.   We relocated our corporate headquarters to 24 Crosby Drive, Bedford, Massachusetts to accommodate our growth.  We are evaluating expanding our manufacturing operations into 15 Crosby Drive, Bedford, Massachusetts while maintaining our existing operations located at 36 Crosby Drive, Bedford, Massachusetts.  Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations, or recruit and train additional qualified personnel.  The expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company.  We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize DEXTENZA or our other product candidates.  As described in “Part I, Item 3— Legal Proceedings,” we and certain of our current and former executive officers and current and former board members have been named as defendants in purported class action lawsuits and derivative lawsuits.  These proceedings and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources.

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

We are a “smaller reporting company” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis.   As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

•

being permitted to provide only two years of audited consolidated financial statements in this Annual Report on Form 10-K, with correspondingly reduced “Management's Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	reduced disclosure obligations regarding executive compensation;

•	not being required to furnish a contractual obligations table in “Management's Discussion and Analysis of Financial Condition and Results of Operations”; and
•	not being required to furnish a stock performance graph in our annual report.

We expect to continue to take advantage of some or all of the available exemptions until we cease to be a smaller reporting company.

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

As a public company, and particularly since January 1, 2020, when we ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company.  The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.  Our management and other personnel devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are  required to furnish a report by our management on our internal control over financial reporting.  As of January 1, 2020, we are also required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm because we are no longer an emerging growth company.  To maintain compliance with Section 404, we will continue to document and evaluate our internal control over financial reporting, which is both costly and challenging.  In this regard, we will continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.  Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.  If we or our independent registered public accounting firm identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Item  1B.Unresolved Staff Comments

None.

Item 2.Properties

Our facilities consist of leased office space, laboratory space and manufacturing facilities in Bedford, Massachusetts. We occupy approximately 121,000 square feet of space. The lease for approximately 71,000 square feet of space expires in July 2027, the lease for approximately 30,000 square feet of space expires in 2024, and the lease for approximately 20,000 square feet of space expires in 2023.  We believe that our current facilities are suitable and adequate to meet our current needs.

Item 3.Legal Proceedings

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased our common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018.  The court held oral argument on the motion to dismiss on February 6, 2019.  By order dated April 30, 2019, the court granted defendants’ motion to dismiss. On May 31, 2019, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit regarding the District Court’s opinion and order of dismissal of the Complaint.  The plaintiffs/appellants filed their opening brief on the appeal on October 23, 2019.  Defendants/appellees filed their response on November 22, 2019.  Plaintiffs/appellants filed their reply brief on December 13, 2019.     The First Circuit held an oral argument on the appeal on February 4, 2020, and took the matter under advisement.

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

Holders

As of March 1, 2020, there were approximately 29 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing credit facility preclude us from paying cash dividends without the consent of our lenders.

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2019, 2018, and 2017, and the balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended
	December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product revenue, net	$4,227	$1,990	$1,923	$1,845	$1,354
Collaboration revenue	—	—	—	42	396
Total revenue	4,227	1,990	1,923	1,887	1,750
Costs and operating expenses:
Cost of product revenue	2,325	465	457	443	319
Research and development	41,091	36,915	30,880	27,065	26,611
Selling and marketing	24,491	4,942	17,000	6,701	3,852
General and administrative	22,122	18,786	15,509	11,004	9,165
Total costs and operating expenses	90,029	61,108	63,846	45,213	39,947
Loss from operations	(85,802)	(59,118)	(61,923)	(43,326)	(38,197)
Other income (expense):
Interest income	1,229	879	424	304	166
Interest expense	(6,101)	(1,739)	(1,892)	(1,680)	(1,724)
Change in fair value of derivative liability	4,310	—	—	—	—
Other income (expense), net	(8)	—	5	(1)	7
Total other expense, net	(570)	(860)	(1,463)	(1,377)	(1,551)
Net loss	(86,372)	(59,978)	(63,386)	(44,703)	(39,748)
Net loss per share attributable to common stockholders, basic and diluted	$(1.91)	$(1.57)	$(2.20)	$(1.80)	$(1.71)
Weighted average common shares outstanding, basic and diluted	45,273	38,115	28,818	24,816	23,244

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$54,437	$54,062	$41,538	$68,145	$105,064
Working capital	48,141	47,034	29,913	61,598	101,605
Operating lease assets (1)	6,655	—	—	—	—
Total assets(1)	78,740	73,043	55,431	74,939	110,306
Operating lease liabilities, including current portion (1)	10,031	—	—	—	—
Long-term debt, net of discount, including current portion	49,312	24,788	18,016	15,643	15,272
Total stockholders’ equity (deficit) (1)	(3,630)	35,875	26,147	52,008	89,588

(1)

Amounts prior to 2019 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), in the first quarter of 2019 under the modified retrospective transition method. See Note 2  - Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report on 10-K for additional information.

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

We currently incorporate therapeutic agents that have previously received regulatory approval from the U.S. Food and Drug Administration, or FDA, including small molecules and proteins, into our hydrogel technology with the goal of providing local programmed-release of drug to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intracanalicular inserts, intracameral implants and intravitreal implants. We have products and product candidates in early commercial, clinical and preclinical development applying this technology to treat post-surgical ocular inflammation and pain, ocular itching associated with allergic conjunctivitis, dry eye disease, glaucoma and ocular hypertension, and wet age-related macular degeneration, or wet AMD, among other conditions.

In November 2018, the FDA approved our new drug application, or NDA, for DEXTENZA® (dexamethasone ophthalmic insert) 0.4mg for intracanalicular use for the treatment of ocular pain following ophthalmic surgery.  In June 2019, the FDA approved our supplemental new drug application, or sNDA, for DEXTENZA to treat post-surgical ocular inflammation. On July 1, 2019, we commercially launched DEXTENZA in the United States for the treatment of post-surgical ocular inflammation and pain. DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular inflammation and pain for up to 30 days with a single administration.  We have also initiated a pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis.

In May 2019, we announced the results of the Phase 3 clinical trial of our product candidate OTX-TP (intracanalicular travoprost insert) for the reduction of intraocular pressure, or IOP, in patients with glaucoma and ocular hypertension. Both DEXTENZA and OTX-TP are local programmed-release, drug-eluting, preservative-free intracanalicular inserts that are placed into the canaliculus through a natural opening called the punctum located in the portion of the lower eyelid near the nose. In October 2019, we announced that we had met with FDA who determined that the results did not achieve clinical meaningfulness for OTX-TP.  As a result, we informed the market that we did not intend to advance OTX-TP without a partner.

Our earlier stage assets include two development programs that have initiated clinical trials: OTX-TIC, an intracameral travoprost implant for the reduction of IOP in patients with glaucoma and ocular hypertension when greater IOP reduction is needed, and OTX-TKI, an intravitreal injection by fine gauge needle of a hydrogel, anti-angiogenic formulation of a tyrosine kinase inhibitor, or TKI, for the treatment of wet AMD. We also have a collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our local programmed-release hydrogel in combination with Regeneron’s VEGF inhibitor, aflibercept, currently marketed under the brand name Eylea.  We delivered an initial formulation to Regeneron in late 2018 that was subsequently determined to not achieve the goals of the program.  We are currently negotiating an amendment to the initial collaboration to deliver additional formulations going forward.

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

Inflammation and Pain after Ocular Surgery

DEXTENZA ® (dexamethasone ophthalmic insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. In November 2018, the FDA approved our NDA for DEXTENZA for the treatment of post-surgical ocular pain. In June 2019, the FDA approved our sNDA, for DEXTENZA to treat post-surgical ocular inflammation. In connection with our July 1, 2019 commercial launch of DEXTENZA for post-surgical ocular inflammation and pain, we have built our own highly targeted, key account manager, or KAM, sales force that focuses on the ambulatory surgical centers, or ASCs, responsible for the largest volumes of cataract surgery.  Since the commercial launch of DEXTENZA, we have expanded our field sales team to a total of 30 KAMs.  DEXTENZA is now available through a network of distributors.  Our initial commercial efforts are focused on the two million cataract procedures performed annually under Medicare Part B.  Following our receipt of FDA approval on November 30, 2018, we submitted an application for a C-code for transitional pass-through payment status.  On May 29, 2019, we received formal notification from the Centers for Medicare and Medicaid Services, or CMS, that it had approved transitional pass-through payment status and established a new reimbursement code for DEXTENZA. The code, C9048, became effective on July 1, 2019.  On December 28, 2018, we submitted an application for a J-Code for permanent payment status.  In July 2019, we subsequently received a specific and permanent J-Code, J1096, that became effective October 1, 2019.  A J-Code is a permanent code used to report drugs that ordinarily cannot be self-administered. With the effectiveness of our permanent J-Code as of October 1, 2019, our C-code is no longer in effect.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain. The data from two of these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial were used to support our NDA for post-surgical ocular pain; data from a subsequent Phase 3 clinical trial was used to support our subsequent sNDA for post-surgical ocular inflammation. In June 2019, the FDA approved the sNDA. We have also completed two Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis and a Phase 2 clinical trial of DEXTENZA for the treatment of episodic dry eye disease.

In the third quarter of 2019, we began dosing patients in an 80-subject, pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis.  This Phase 3 clinical trial is a U.S.-based, multi-center, 1:1 randomized, double-masked, placebo-controlled trial that intends to enroll approximately 96 subjects, testing the safety and efficacy of DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg versus a placebo vehicle punctum plug using the Ophthalmic Research Associates’ modified Conjunctival Allergen Challenge (Ora-Cac®) Model for the treatment of ocular itching associated with allergic conjunctivitis. The trial is designed to assess the effect of DEXTENZA compared with a placebo on allergic reactions using a series of successive allergen challenges over a 30-day period. The primary efficacy endpoint being evaluated in the study is ocular itching one week following the insertion of DEXTENZA. DEXTENZA is administered by a physician as a bioresorbable intracanalicular insert and designed for drug release to the ocular surface for up to 30 days.  Previously, we completed two Phase 3 clinical trials, in which DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis.  In the first Phase 3 clinical trial, DEXTENZA achieved the co-primary endpoint of improvement in ocular itching compared with placebo but failed to achieve on the co-primary endpoint of improvement in conjunctival redness compared with placebo, in each case, at certain prespecified timepoints.  For the second Phase 3 trial, DEXTENZA failed to achieve the primary endpoint of improvement in ocular itching compared with placebo, at certain prespecified timepoints.  This trial represents the third Phase 3 clinical trial in allergic conjunctivitis conducted by us and, if successful, we plan to submit a supplemental NDA to the FDA for ocular itching associated with allergic conjunctivitis. We have recently completed enrollment and topline results from this trial are anticipated to be reported in the second quarter of 2020.

We are also planning to evaluate DEXTENZA in pediatric subjects that are 0 to 3 years of age undergoing cataract surgery beginning in the second half of 2020.  The planned pediatric trial is a post-approval commitment to the FDA.  Additionally, we have received proposals for, and plan to support, several investigator-initiated trials evaluating DEXTENZA in different clinical situations.

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

OTX-TIC (travoprost implant for intracameral injection)

OTX-TIC is our product candidate for glaucoma patients in need of a significant reduction in IOP and ocular hypertension. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP reduction in humans. Our investigational new drug application, or IND, for our U.S. trial became effective in the first quarter of 2018, and we dosed the first patient in May 2018. This clinical trial is a multi-center, open-label, dose-escalation, proof-of-concept study designed to evaluate the safety, durability, tolerability, and biological activity of OTX-TIC in patients with primary open-angle glaucoma or ocular hypertension. We presented initial results from the first cohort, comprised of five patients, in this clinical trial at the Association of Research and Vision of Ophthalmology (ARVO) meeting in April 2019 and the American Society of Cataract and Refractive Surgery annual meeting in May 2019.  This data demonstrated that, with a single implant, subjects were able to achieve IOP lowering for up to thirteen months at a level least as good as standard of care topical eye drop that was placed in each subject’s non-study eye. In addition, the hydrogel carrier, as designed, biodegraded in five to seven months. There were no clinically meaningful changes in corneal health as measured by endothelial cell evaluation and corneal pachymetry. Several subjects reported low grade inflammation and peripheral anterior synechiae that we believe may be addressable with modifications to the implants. We are currently collecting additional data from the first two cohorts and have begun enrollment in a third and fourth cohort to assess the impact of a faster degrading implant with the same therapeutic dose as administered in cohort one. We have developed an additional formulation to test a smaller implant of OTX-TIC and expect to evaluate this formulation in a fourth cohort of this clinical trial in the future.

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

On May 20, 2019, we reported topline results of the Phase 3 randomized, double blind, placebo-controlled clinical trial that was conducted across more than 50 sites and enrolled 554 subjects with open-angle glaucoma or ocular hypertension in the full analysis set, or FAS, population. The trial’s primary efficacy endpoint was an assessment of mean IOP at nine different time points, three diurnal time points (8:00 a.m, 10:00 a.m. and 4:00 p.m.) at each of 2, 6, and 12 weeks following insertion. The secondary endpoints included an evaluation of whether OTX-TP demonstrated a statistically superior mean reduction of IOP from baseline for OTX-TP treated subjects compared with placebo insert treated subjects (Table 1) compared with placebo insert treated subjects at the same nine time points.  Topline results show that the trial did not achieve its endpoint of statistically significant superiority in mean reduction of IOP compared with placebo at all nine time points.

OTX-TP was generally well tolerated and no ocular serious adverse events were observed. The most common ocular adverse events seen in the study eye were dacryocanaliculitis (approximately 7.0% in OTX-TP vs. 3.0% in placebo) and lacrimal structure disorder (approximately 6.0% in OTX-TP vs. 4.0% in placebo).

We have met with the FDA to discuss data we reported in May 2019 from our completed phase three trial.  Our conversation with the FDA was productive and involved a discussion around the importance of compliance and how a product like OTX-TP could address the issue of non-compliance by delivering a prostaglandin analog formulated with our programmed release hydrogel to lower intraocular pressure for up to 12 weeks with a single insert.  While the FDA did not feel that the data from this clinical trial met the standard of clinical meaningfulness in the population studied, there were constructive discussions about potential pathways forward in specific patient populations for whom drops are problematic. Therefore, we do not intend to initiate a second Phase 3 clinical trial at this time without the assistance of a collaborative partner.  We believe that if we were to partner OTX-TP, we may choose to conduct additional Phase 2 clinical trials to address feedback from the FDA.  Given the anticipated use of OTX-TP as a chronic therapy, however, we generated six-month and one year safety data on a limited number of subjects in an open-label one year safety extension study to support a potential future product registration.

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

OTX-TKI (tyrosine kinase inhibitor intravitreal impaling containing axitinib)

OTX-TKI is a preformed, bioresorbable hydrogel fiber incorporating axitinib, a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the efficacy, tolerability and pharmacokinetics of OTX-TKI. In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. In the first quarter of 2019, we began dosing patients in a Phase 1 clinical trial in Australia. This clinical trial is a multi-center, open-label, dose escalation study designed to evaluate the safety, durability and tolerability of OTX-TKI. We also plan to evaluate biological activity by following visual acuity over time and measuring retinal thickness using standard optical coherence tomography.  The independent Data Safety and Monitoring Committee met to review the safety from the first cohort of subjects in the Phase 1 clinical trial and recommended moving to a higher dose of OTX-TKI for the next cohort of subjects to be treated, as the first cohort of subjects reported no safety concerns.  Two cohorts of six subjects each have been enrolled, a lower dose cohort of 200 μg and a higher dose cohort of 400 μg. In the first two fully enrolled cohorts, OTX-TKI was generally well tolerated and observed to have a favorable safety profile with no ocular serious adverse events noted. In the higher dose cohort, OTX-TKI showed a decrease in central subfield retinal thickness as measured by mean change in central subfield thickness by decreases in intraretinal and/or subretinal fluid in some subjects. The Company plans to continue long-term evaluation of the first two cohorts. We plan to amend our current trial protocol to enroll a third, higher-dose cohort.  This Phase 1 clinical trial is not powered to measure any efficacy endpoints with statistical significance.

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

ReSure® Sealant

Following our receipt of FDA approval for ReSure Sealant, we commercially launched this product in the United States in 2014. ReSure Sealant is approved to seal corneal incisions following cataract surgery and is the first and only surgical sealant to be approved by the FDA for ophthalmic use. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure. While ReSure Sealant remains commercially available in the United States, there is no sales support currently provided to the product. We have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2020.

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

A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the Device Exposure Registry Study requirements.  In a letter dated June 7, 2019 from the FDA, the agency acknowledged receipt of a letter dated March 29, 2019 from us in which we proposed conducting the proposed retrospective analysis of the IRIS Registry, comparing endophthalmitis rates from sites that purchased ReSure versus those sites that did not purchase ReSure.  If the rates are no different, the FDA has indicated that it will consider the post-approval requirement to have been fulfilled.  If there is a statistically significant increase in endophthalmitis rates at sites purchasing ReSure compared with those not purchasing ReSure, a prospective study will be required.  The FDA has indicated it will consider our response to the warning letter adequate once it approves the study protocol for the retrospective analysis of the IRIS Registry and the outline of the prospective study.  We submitted the protocol for the agreed-upon retrospective study and prospective study outline, as required per the terms of the warning letter in December 2019.  We have received feedback from the FDA in February 2020 and we responded to the FDA in March 2020.  We expect a response from the FDA in the middle of 2020.

ReSure Sealant currently remains commercially available in the United States, though there is no sales support provided to the product at this time.  We have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2020.

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

Financial Position

We have generated limited revenue to date. All of our local programmed-release drug delivery products are in various phases of early commercial, clinical and preclinical development. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications, OTX-TIC for glaucoma and ocular hypertension, and OTX-TKI for wet AMD. Since inception, we have incurred significant operating losses. Our net losses were $86.4 million, $60.0 million and $63.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $383.6 million.

Our total cost and operating expenses were $90.0 million, $61.1 million and $63.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, including $8.8 million, $7.5 million and $7.3 million, respectively, in non-cash stock-based compensation expense. Our operating expenses have grown as we prepared for the commercial launch of DEXTENZA in July 2019; continue to pursue the clinical development OTX-TIC, OTX-TKI and DEXTENZA for additional indications; continue the internal development of our intravitreal hydrogel formulation for the local programmed-release of protein-based or small molecule anti-angiogenic drugs, such as OTX-IVT for the treatment of wet AMD and other back-of-the-eye diseases; continue the research and development of our other product candidates; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results.  We expect to incur substantial sales and marketing expenses in connection with the ongoing DEXTENZA commercial launch and that of any of our other product candidates.  In addition, we will continue to incur additional costs associated with operating as a public company, including legal costs associated with any pending legal proceedings.

Although we expect to generate revenue from sales of DEXTENZA and potentially ReSure Sealant, we will need to obtain substantial additional funding to support our continuing operations and the commercialization of DEXTENZA.

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

Through December 31, 2015, we raised $132.0 million through the sale of common stock in various offerings.  In November 2016, we entered into a Controlled Equity Offering Sales Agreement, or the 2016 Sales Agreement with Cantor Fitzgerald & Co., or Cantor, under which we could offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time.  Through February 26, 2019, we sold an aggregate of 6,330,222 shares of common stock under the 2016 Sales Agreement resulting in net proceeds of approximately $38.4 million after commission and other offering expenses.  On February 28, 2019, pursuant to the 2016 Sales Agreement, we delivered a termination notice to Cantor, terminating the 2016 Sales Agreement.

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

On April 5, 2019, we entered into an Open Market Sale AgreementSM,  or the 2019 Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent.  In the twelve months ended December 31, 2019, the Company sold 7,337,459 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $32.7 million, respectively, after commissions and expenses. From inception to March 10, 2020, we have sold 9,556,973 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $43.3 million after commissions and expenses.

On August 2, 2019, we entered into the Second Amendment of our Third Amended and Restated Credit and Security Agreement, between us and our senior note lenders MidCap Financial and Silicon Valley Bank, whereby the lenders agreed to remove the restrictions on the $5.0 million of restricted cash required under the Third Amended and Restated Credit and Security Agreement as of June 30, 2019.

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of December 31, 2019, together with the first quarter net proceeds through March 10, 2020 from sales of our common stock pursuant to the 2019 Sales Agreement discussed in Note 22 of our consolidated financial statements, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2021.   We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through December 31, 2019, we have generated limited amounts of revenue from the sales of our products. We began to recognize limited product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019.  Our ReSure Sealant product received premarket approval, or PMA, from the FDA in January 2014. We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2020. Until June 2019, ReSure Sealant was our only source of revenue from product sales. We may generate revenue in the future if we successfully commercialize DEXTENZA and develop and commercialize one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

For the year ended December 31, 2019, two individual customers accounted for 27% and 11% of our total revenue and three customers accounted for 39%, 18% and 11% of our total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable for the year ended December 31, 2019.

Operating Expenses

Cost of Product Revenue

Cost of product revenue consists primarily of costs of DEXTENZA, for 2019, and ReSure product revenue , which include:

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

The table below summarizes our research and development expenses incurred by product development program:

	Year Ended December 31,

	2019	2018	2017
	(in thousands)
ReSure Sealant	$153	$189	$126
DEXTENZA for post-surgical ocular inflammation and pain	1,039	1,085	1,319
DEXTENZA for allergic conjunctivitis	2,060	20	621
DEXTENZA for dry eye disease	—	—	6
OTX-TP for glaucoma and ocular hypertension	1,558	5,305	5,288
OTX-TIC for glaucoma and ocular hypertension	726	—	—
OTX-TKI for Wet AMD	1,013	—	—
Preclinical programs	1,645	—	—
Unallocated expenses	32,897	30,316	23,520
Total research and development expenses	$41,091	$36,915	$30,880

We expect that our expenses will increase in connection with our ongoing activities. We estimate that in 2020, we will incur approximately $15.0 million to $22.0 million of research and development expenses, including costs related to clinical trials and other research and development activities. Of this amount, we estimate we will incur approximately $5.0 million to $10.0 million of external research and development expenses related to clinical trial and regulatory costs for DEXTENZA, OTX-TP, OTX-TKI, OTX-TIC and other product candidates and approximately $10.0 million to $12.0 million of other research and development activities that we do not expect to track by program

We estimate that we will incur external research and development expenses for 2020, as follows:

•	approximately $1.0 million to $2.0 million for OTX-TP and OTX-TIC for glaucoma and ocular hypertension;
•	approximately $2.0 million to $4.0 million for OTX-TKI for Wet AMD; and
•	approximately $2.0 million to $4.0 million for other external research and development activities.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, information technology, human resources and administrative functions. General and administrative expenses also include insurance, facility-related costs and professional fees for legal, patent, consulting and accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future as we support our continued development and commercialization of our product candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs. During the years ended December 31, 2019, 2018 and 2017, we incurred limited marketing expenses in connection with ReSure Sealant, which we began commercializing in 2014, while selling and marketing expenses in connection with the commercial launch of DEXTENZA in July 2019. We anticipate that our selling and marketing expenses associated with DEXTENZA will continue to increase.

Other Income (Expense)

Interest Income.  Interest income consists primarily of interest income earned on cash and cash equivalents. In each of 2019, 2018, and 2017, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

Interest Expense.  Interest expense consists of interest expense on our debt. We borrowed $15.0 million in aggregate principal amount in April 2014. In December 2015, we amended our credit and security agreement, or as amended, our Credit Agreement, in connection with our credit facility, or our Credit Facility, to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019.  In March 2017, we amended our Credit Agreement to increase the aggregate principal amount under our Credit Facility to $18.0 million, extend the interest-only payment period through February 2018, and extend the maturity date to December 1, 2020.  In December 2018, we amended the Credit Agreement to increase the aggregate principal amount to $25.0 million, extend the interest-only payment period through December 2020, and extend the maturity date to December 2023.  On March 1, 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of the outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed.

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

Revenue Recognition

We recognize product revenue from DEXTENZA for the treatment of post-surgical ocular inflammation and pain, which we began selling to customers in June 2019, and ReSure Sealant.  We have generated limited revenues from ReSure Sealant to date and do not expect significant future sales.

In November 2018, the FDA approved DEXTENZA for the treatment of ocular pain following ophthalmic surgery. We entered into a limited number of arrangements with specialty distributors in the United States to distribute DEXTENZA. Topic 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract with a customer under Topic 606, including when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product revenue, see Product Revenue, Net (below).

Product Revenue, Net— We derive our product revenues from the sale of DEXTENZA in the United States to customers, which includes a limited number of specialty distributors, who then subsequently resell DEXTENZA to physicians, clinics and certain medical centers or hospitals. In addition to distribution agreements with customers, we enter into arrangements with government payers that provide for government mandated rebates and chargebacks with respect to the purchase of DEXTENZA.

We recognize revenue on product sales when the customer obtains control of our product, which occurs at a point in time (upon delivery to the customer). We have determined that the delivery of DEXTENZA to our customers constitutes a single performance obligation.  There are no other promises to deliver goods or services beyond what is specified in each accepted customer order.  We have assessed the existence of a significant financing component in the agreements with our customers.  The trade payment terms with our customers do not exceed one year and therefore we have elected to apply the practical expedient and no amount of consideration has been allocated as a financing component.  Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

Transaction Price, including Variable Consideration— Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, government chargebacks, discounts and rebates, and other incentives, such as voluntary patient assistance, and other fee-for-service amounts that are detailed within contracts between us and our customers relating to our sale of DEXTENZA. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts.

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price, only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our original estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances—We compensate (through trade discounts and allowances) our customers for sales order management, data, and distribution services. However, we have determined such services received to date are not distinct from our sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss, as well as a reduction to trade receivables, net on the consolidated balance sheets.

Product Returns— Consistent with industry practice, we generally offers customers a limited right of return for product that has been purchased from us in certain circumstances as further discussed below.  We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses and other current liabilities, in the accompanying consolidated balance sheets.  We currently estimate product return reserves using available industry data and our own sales information, including its visibility into the inventory remaining in the distribution channel. We have received no returns to date and believe the returns of DEXTENZA will be minimal.

Our limited right of return allows for eligible returns of DEXTENZA in the following circumstances:

•	Shipment errors that were the result of an error by us;
•	Quantity delivered that is greater or less than the quantity ordered;
•	Product distributed by us that is damaged in transit prior to receipt by the customer;
•	Product from physicians, clinics, medical centers and hospitals that was not administered to the patient that is rendered non-unusable due to spoilage or mishandling;

•

Expired product, previously purchased directly from us, that is returned during the period beginning six months prior to the product’s expiration date and ending twelve months after the product’s expiration date;

•	Product subject to a recall; and
•	Product that we, at our sole discretion, have specified to be returned.

Government Chargebacks— Chargebacks for fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and 340B entities at prices lower than the list prices charged to customers who directly purchase the product from us.  The 340B Drug Discount Program is a U.S. federal government program created in 1992 that requires drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at significantly reduced prices.   Customers charge us for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and trade receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified government healthcare provider by customers, and we generally issue credits for such amounts within a few weeks of the customer’s notification to us of the resale. Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period-end that we expect will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which we have not yet issued a credit.

Government Rebates— We are subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. For Medicaid programs, we estimate the portion of sales attributed to Medicaid patients and record a liability for the rebates to be paid to the respective state Medicaid programs.  Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Other Incentives— Other incentives which we offer include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as an accrued expenses and other current liabilities on the consolidated balance sheets.

Derivative Liability

The 2026 Convertible Notes allow the holders to convert all or part of the outstanding principal of their 2026 Convertible Notes into shares our common stock provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock. The entire embedded conversion option is required to be separated from the 2026 Convertible Notes and accounted for as a freestanding derivative instrument subject to derivative accounting. Therefore, the entire conversion option is bifurcated from the underlying debt instrument and accounted for and valued separately from the host instrument. We measure the value of the embedded conversion option at its estimated fair value and recognize changes in the estimated fair value in other income (expense), net in the consolidated statements of operations and comprehensive loss during the period of change. The embedded conversion is recognized as a derivative liability in our consolidated balance sheet.

Smaller Reporting Company Status

As of January 1, 2020, we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. However, we remain a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis. Even though we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

•

being permitted to provide only two years of audited consolidated financial statements in this Annual Report on Form 10-K, with correspondingly reduced “Management's Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	reduced disclosure obligations regarding executive compensation; and
•	not being required to furnish a contractual obligations table in “Management's Discussion and Analysis of Financial Condition and Results of Operations”; and
•	not being required to furnish a stock performance graph in our annual report.

We expect to continue to take advantage of some or all of the available exemptions.

Results of Operations

Comparison of the Years Ended December 31, 2019 and December 31, 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Revenue:
Product revenue, net	$4,227	$1,990	$2,237
Total revenue, net	4,227	1,990	2,237
Costs and operating expenses:
Cost of product revenue	2,325	465	1,860
Research and development	41,091	36,915	4,176
Selling and marketing	24,491	4,942	19,549
General and administrative	22,122	18,786	3,336
Total costs and operating expenses	90,029	61,108	28,921
Loss from operations	(85,802)	(59,118)	(26,684)
Other income (expense):
Interest income	1,229	879	350
Interest expense	(6,101)	(1,739)	(4,362)
Change in fair value of derivative liability	4,310	—	4,310
Other income (expense), net	(8)	—	(8)
Total other income (expense), net	(570)	(860)	290
Net loss	$(86,372)	$(59,978)	$(26,394)

Revenue

We generated $4.2 million of revenue during the year ended December 31, 2019 from sales of our DEXTENZA and ReSure Sealant products. We generated $2.0 million of product revenue during the year ended December 31, 2018, from sales of our ReSure Sealant product.  Because we began to recognize product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019, we did not recognize product revenue from DEXTENZA in 2018.

Research and Development Expenses

	Year Ended
	December 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$153	$189	$(36)
DEXTENZA for post-surgical ocular inflammation and pain	1,039	1,085	(46)
DEXTENZA for allergic conjunctivitis	2,060	20	2,040
OTX-TP for glaucoma and ocular hypertension	1,558	5,305	(3,747)
OTX-TIC for glaucoma and ocular hypertension	726	—	726
OTX-TKI for wet AMD	1,013	—	1,013
Preclinical activities	1,645	—	1,645
Unallocated expenses:
Personnel costs	20,068	17,706	2,362
All other costs	12,829	12,610	219
Total research and development expenses	$41,091	$36,915	$4,176

Research and development expenses were $41.1 million for the year ended December 31, 2019, compared to $36.9 million for the year ended December 31, 2018. The increase of $4.2 million was primarily due to an increase of $2.6 million in unallocated expenses and $1.5 million in clinical trial expenses.

For the year ended December 31, 2019, we incurred $7.5 million in direct research and development expenses for our intracanalicular insert product candidates, including $1.0 million for DEXTENZA for the treatment of post-surgical ocular inflammation and pain, $2.1 million for DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, $1.5 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials, $0.7 million for OTX-TIC for glaucoma and ocular hypertension, and $1.0 million for OTX-TKI for wet AMD. In comparison, for the year ended December 31, 2018, we incurred $6.4 million in direct research and development expenses for our intracanalicular insert product candidates, including $5.3 million for clinical trials of OTX-TP for glaucoma and ocular hypertension which was in Phase 3 clinical trials, and $1.1 million for DEXTENZA for ocular inflammation and pain following cataract surgery. Unallocated research and development costs increased $2.6 million for the year ended December 31, 2019, compared to the year ended December 31, 2018 primarily due to an increase in unallocated personnel costs of $2.4 million.

Selling and Marketing Expenses

	Year Ended
	December 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$12,382	$1,732	$10,650
Professional fees	9,087	2,563	6,524
Facility related and other	3,022	647	2,375
Total selling and marketing expenses	$24,491	$4,942	$19,549

Selling and marketing expenses were $24.5 million for the year ended December 31, 2019, compared to $4.9 million for the year ended December 31, 2018. The increase of $19.5 million was primarily due to an increase of $10.7 million in personnel costs, including stock-based compensation, $6.5 million in professional fees including consulting, trade shows, marketing material and conferences and $2.4 million in facility related and other costs as we continued the support of the launch of DEXTENZA.

We expect our selling and marketing expenses to increase in 2020 and beyond, as we continue to support the commercial launch of DEXTENZA.

General and Administrative Expenses

	Year Ended
	December 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$11,352	$8,367	$2,985
Professional fees	8,257	8,761	(504)
Facility related and other	2,513	1,658	855
Total general and administrative expenses	$22,122	$18,786	$3,336

General and administrative expenses were $22.1 million for the year ended December 31, 2019, compared to $18.8 million for the year ended December 31, 2018. The increase of $3.3 million was primarily due to an increase of $3.0 million in personnel costs, including stock-based compensation.

Other Income (Expense), Net

Other expense, net was $0.6 million for the year ended December 31, 2019, compared to $0.9 million for the year ended December 31, 2018. The change of $0.3 million, was due to higher interest expense of $6.1 million associated with the 2026 Convertible Notes and the Credit Agreement, partially offset by an unrealized gain of $4.3 million on the change in fair value of the derivative liability associated with the 2026 Convertible Notes.   The change in fair value of the derivative liability was a gain in the amount of $4.3 million during the year ended December 31, 2019 due changes in the underlying assumptions of the derivative liability, primarily related to a decline in our common stock price between the date of issuance of the 2026 Convertible Notes and December 31, 2019.   We expect the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent changes occur in the underlying assumptions.  There was no change in fair value of derivative liability during the year ended December 31, 2018 as there were no embedded derivatives during that period.

Comparison of the Years Ended December 31, 2018 and December 31, 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue:
Product revenue	$1,990	$1,923	$67
Collaboration revenue	—	—	—
Total revenue	1,990	1,923	67
Costs and operating expenses:
Cost of product revenue	465	457	8
Research and development	36,915	30,880	6,035
Selling and marketing	4,942	17,000	(12,058)
General and administrative	18,786	15,509	3,277
Total costs and operating expenses	61,108	63,846	(2,738)
Loss from operations	(59,118)	(61,923)	2,805
Other income (expense):
Interest income	879	424	455
Interest expense	(1,739)	(1,892)	153
Other income (expense), net	—	5	(5)
Total other expense, net	(860)	(1,463)	603
Net loss	$(59,978)	$(63,386)	$3,408

Revenue

We generated $2.0 and $1.9 million of product revenue during the years ended December 31, 2018 and December 31, 2017, respectively, from sales of our ReSure Sealant product.  The increase in revenue was related to an increase in the total number of units shipped in 2018.

Research and Development Expenses

	Year Ended December 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$189	$126	$63
DEXTENZA for post-surgical ocular inflammation and pain	1,085	1,319	(234)
DEXTENZA for allergic conjunctivitis	20	621	(601)
DEXTENZA for dry eye disease	—	6	(6)
OTX-TP for glaucoma and ocular hypertension	5,305	5,288	17
Unallocated expenses:
Personnel costs	17,706	15,211	2,495
All other costs	12,610	8,309	4,301
Total research and development expenses	$36,915	$30,880	$6,035

Research and development expenses were $36.9 million for the year ended December 31, 2018, compared to $30.9 million for the year ended December 31, 2017. The increase of $6.0 million was primarily due to an increase of $6.8 million in unallocated expenses offset by decreases in clinical trial expenses of $0.8 million.  Clinical trial expenses decreased in the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to the timing and number of clinical trials conducted for DEXTENZA for the treatment of post-surgical ocular inflammation and pain, allergic conjunctivitis and episodic dry eye disease, partially offset by increases in clinical trial expenses related to OTX-TP for the treatment of glaucoma and ocular hypertension.

For the year ended December 31, 2018, we incurred $6.4 million in direct research and development expenses for our intracanalicular insert product candidates, including $1.1 million for DEXTENZA for the treatment of post-surgical ocular inflammation and pain, and $5.3 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. In comparison, for the year ended December 31, 2017, we incurred $7.2 million in direct research and development expenses for our intracanalicular insert product candidates, including $5.3 million for clinical trials of OTX-TP for glaucoma and ocular hypertension which was in Phase 3 clinical trials, $0.6 million for DEXTENZA for the treatment of allergic conjunctivitis which was in Phase 3 clinical trials and $1.3 million for DEXTENZA for ocular inflammation and pain following cataract surgery which was in Phase 3 clinical trials. Unallocated research and development costs increased $6.8 million for the year ended December 31, 2018, compared to the year ended December 31, 2017 primarily due to an increase in unallocated personnel costs of $2.5 million, relating to an increase of $2.5 million from additional hiring primarily in our clinical, regulatory and quality department, a $2.1 million increase in professional services, and an increase in facility related costs of $1.8 million.

Selling and Marketing Expenses

	Year Ended December 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,732	$5,715	$(3,983)
Professional fees	2,563	10,296	(7,733)
Facility related and other	647	989	(342)
Total selling and marketing expenses	$4,942	$17,000	$(12,058)

Selling and marketing expenses were $4.9 million for the year ended December 31, 2018, compared to $17.0 million for the year ended December 31, 2017. The decrease of $12.1 million was primarily due to a decrease of $4.0 million in personnel costs, a decrease of $7.7 million in professional fees due to decreased spending on external costs and $0.3 million in facility-related and other costs.  The decrease overall was driven by a delay in the anticipated 2017 launch of DEXTENZA that occurred in mid-2019.

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

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. Our net losses were $86.4 million, $60.0 million and $63.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $383.6 million.

We have generated limited revenue to date.  In 2014, we began recognizing revenue from sales of ReSure Sealant. We commercially launched DEXTENZA for post-surgical ocular inflammation and pain in July 2019.  All of our other sustained drug delivery products are in various phases of pre-commercial, clinical and preclinical development.  Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications, OTX-TIC for glaucoma and ocular hypertension, and OTX-TIC for wet AMD.

Through December 31, 2019, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities, which has resulted in net proceeds of $ 412.6 million to us.

In April 2019, we entered into the 2019 Sales Agreement with Jefferies, acting as agent, for the issuance of up to $50.0 million of our common stock.   Through March 10, 2020, we have sold 9,566,973 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $43.4 million after commissions and expenses. We have $5.2 million available for issuance as of March 10, 2020.

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

In April 2014, we borrowed $15.0 million in aggregate principal amount under a new credit facility and used $1.9 million of this amount to repay $1.7 million aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. In December 2015, we amended the Credit Agreement to increase the aggregate principal amount to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019. In March 2017, we amended the Credit Agreement  to increase the total indebtedness to $18.0 million and extend the interest only period through February 1, 2018 and extend the maturity date to February 1, 2020.  In December 2018, we amended the Credit Agreement to increase the total indebtedness to $25.0 million and extend the interest-only payment period through December 2020 and extend the to maturity to date to December 2023. See “—Contractual Obligations and Commitments” for additional information.

As of December 31, 2019, we had cash and cash equivalents of $54.4 million, notes payable of $25.0 million face value and senior subordinated convertible notes of $37.5 million par value, plus accrued interest of $1.9 million.

Cash Flows

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of December 31, 2019, together with the first quarter net proceeds through March 10, 2020 from sales of our common stock pursuant to the 2019 Sales Agreement discussed in Note 22 of our consolidated financial statements, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2021.   We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,

	2019	2018	2017
	(in thousands)
Cash used in operating activities	$(77,578)	$(49,227)	$(50,473)
Cash provided by (used in) investing activities	(2,238)	(1,889)	27,067
Cash provided by financing activities	75,341	68,640	32,008
Net increase in cash and cash equivalents	$(4,475)	$17,524	$8,602

Operating activities. Net cash used in operating activities was $77.6 million for the year ended December 31, 2019, primarily resulting from our net loss of $86.4 million, partially offset by non-cash charges of $10.7 million and cash provided by changes in our operating assets and liabilities of $1.9 million. Our net loss was primarily attributed to research and development activities, selling and marketing costs and our general and administrative expenses partially offset by $4.2 million of revenue in the period. Our net non-cash charges during the year ended December 31, 2019 primarily consisted of $8.8 million of stock-based compensation expense, $2.5 million of depreciation expense and non-cash interest expense partially offset by the change in fair value of the derivative liability of $4.3 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2019 consisted primarily of a $1.7 million increase in accrued expenses and deferred rent and an $2.3 million increase in accounts receivables.

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

Investing activities. Net cash used in investing activities was $2.2 million for the year ended December 31, 2019, consisting of cash used to purchase property and equipment of $2.2 million.  Net cash used in investing activities was $1.9 million for the year ended December 31, 2018, consisting of cash used to purchase property and equipment of $1.9 million.  Net cash provided by investing activities was $27.1 million for the year ended December 31, 2017 consisted of maturities of marketable securities of $38.2 million offset by cash used to purchase property and equipment of $8.3 million and cash used to purchase marketable securities of $3.0 million.

Financing activities. Net cash provided by financing activities for 2019 was $75.3 million and consisted primarily of proceeds from the 2026 Convertible Notes of $37.3 million and the 2016 Sales Agreement of $4.9 million, net of commissions and other offering expenses and the 2019 Sales Agreement of $32.6 million, net of commissions and other offering expenses.  Net cash provided by financing activities for 2018 was $68.6 million and consisted primarily of proceeds from our follow-on offering in January 2018 of $34.7 and the 2016 Sales Agreement of $26.9 million, net of commissions and other offering expenses, $6.4 million (net) in borrowings under our amended credit facility, proceeds from the exercise of common stock options of $0.4 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.3 million. Net cash provided by financing activities for 2017 was $32.0 million and consisted primarily of proceeds from our follow-on offering in January 2017 of $23.3 and the 2016 Sales Agreement of $5.9 million, net of commissions and other offering expenses, $2.4 million (net) in borrowings under our amended credit facility, proceeds from the exercise of common stock options of $0.7 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.3 million partially offset by payments of $0.6 million for insurance costs financed by a third party.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources to support the DEXTENZA launch and the potential launch of our product candidates, subject to receiving FDA approval.

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

•

seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our intracanalicular insert and back-of-the-eye programs and potential opportunities outside the field of ophthalmology;

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

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of December 31, 2019, together with the first quarter net proceeds through March 10, 2020 from sales of our common stock pursuant to the 2019 Sales Agreement discussed in Note 22 of our consolidated financial statements, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2021.   We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  Our future capital requirements will depend on many factors, including:

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
•

the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications, OTX-TIC for glaucoma and ocular hypertension, and OTX-TKI for wet AMD;

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
•	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;
•	the extent of our debt service obligations;
•	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
•	the costs and outcomes of legal actions and proceedings, including the current lawsuits described under “Part I, Item 3 — Legal Proceedings”;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements.  We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides for the potential receipt of option exercise, development, regulatory and sales milestone payments and royalties.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  The covenants under our existing Credit Agreement, the pledge of our assets as collateral and the negative pledge of intellectual property limit our ability to obtain additional debt financing.  If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

As discussed in Note 1 of the Notes to the Consolidated Financial Statements under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Since we currently anticipate that our existing capital resources and anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, will enable us to meet our planned operational expenses, debt service obligations, and capital expenditures, based on our current operating plans, into the first quarter of 2021, we have determined that this cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of these financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts

Since our inception in 2006, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2019, we had federal net operating loss carryforwards of $274.3 million, of which $126.1 million begin to expire in 2026, and $148.2 are not subject to expiration.  We also have state net operating loss carryforwards of $219.4 million, which begin to expire in 2029. As of December 31, 2019, we also had federal research and development tax credit carryforwards of $8.2 million and state research and development tax credit carryforwards $4.3 million, which begin to expire in 2026 and 2025, respectively. We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize our tax carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease commitments	$15,202	$2,432	$5,032	$3,925	$3,813
Purchase commitments	2,945	2,152	$728	$65	$—
Debt obligations including interest	32,164	2,481	20,030	9,653	—
2026 Convertible Notes	53,469	—	—	—	53,469
Total	$103,780	$7,065	$25,790	$13,643	$57,282

In the table above, we set forth our enforceable and legally binding obligations and future commitments at December 31, 2019, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at December 31, 2019. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in July 2023, March 2024 and July 2027.

In June 2016, we entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space.  The lease term commenced on February 1, 2017 and expires on July 31, 2027.  No base rent was due under the lease until August 1, 2017.  The initial annual base rent is approximately $1.2 million and will increase annually beginning on February 1 of each year.  We are obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises.  We posted a customary letter of credit in the amount of $1.5 million as a security deposit.  We relocated our corporate headquarters to the new leased premises in June 2017.  The lease agreement allowed for a construction allowance not to exceed approximately $2.8 million to be applied to the total construction costs of the new leased premises.  The construction allowance had to be used before December 31, 2017, or it would be deemed forfeited with no further obligation by the landlord of the new leased premises.  As of December 31, 2017, we billed the landlord for $2.7 million and subsequently, we have received payments of $2.7 million from the landlord.  We forfeited $0.1 million under the construction allowance.

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

In December 2015, we amended the Credit Agreement to increase the aggregate principal amount to $15.6 million to capitalize certain accrued interest. The Credit Agreement provided for monthly, interest-only payments on outstanding borrowings through December 2016. Thereafter, we were required to pay thirty-six consecutive, equal monthly installments of principal and interest through December 1, 2019. In March 2017, we further amended the Credit Agreement to increase the aggregate principal amount under the Credit Facility to $18.0 million. The interest-only payment period was extended through February 1, 2018. There were no financial covenants associated with the Credit Agreement.

In December 2018, we further amended the Credit Agreement to increase the aggregate principal amount borrowed under the Credit Facility to $25.0 million.   The interest-only payment period was extended through December 2020. Commencing in January 2021, we are required to make 36 equal monthly installments of principal in the amount of $0.7 million, plus interest, through December 2023.  Under the December 2018 amendment, we became obligated maintain a minimum of $5.0 million of cash and/or cash equivalents on hand as a financial covenant to the borrowing arrangement.  On August 2, 2019, we entered into a second amendment to the Credit Agreement in which the lenders agreed to remove the financial covenant requiring us to maintain a minimum of $5.0 million of cash on hand.  There are no other financial covenants associated with the Credit Agreement; however, there are negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; incurring indebtedness,  liens or encumbrances; paying dividends; making certain investments; and engaging in certain other business transactions.  The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.  The debt is collateralized by a first-priority lien on all of our assets, including our intellectual property.

In connection with our entry into the Purchase Agreement, as described below, in February 2019, we further amended the Credit Agreement to permit our issuance and sale of the 2026 Convertible Notes in March 2019.  The February amendment added, among other provisions, a negative covenant restricting us from paying the holders of the 2026 Convertible Notes ahead in priority to the senior lenders, for so long as indebtedness remains outstanding under the Credit Agreement, and a cross-default provision to establish that an event of default under the Purchase Agreement also constituted an event of default under the Credit Agreement.  In August 2019, we entered into the Second Amendment to the Credit Agreement to further amended the Credit Agreement to remove restrictions on us to maintain a minimum of $5.0 million of cash on hand as a financial covenant.

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

On March 2019, we issued the 2026 Convertible Notes pursuant to a note purchase agreement, or the Purchase Agreement with Cap 1 LLC, an affiliate of Summer Road LLC to issue and sell the 2026 Convertible Notes.  The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of our common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock. The conversion rate is initially 153.8462 shares of our common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price is $6.50 per share.  The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to our capitalization. At our election, we may choose to make such conversion payment in cash, in shares of common stock, or in a combination thereof. Upon any conversion of any 2026 Convertible Note, we are obligated to make a cash payment to the holder of such 2026 Convertible Note for any interest accrued but unpaid on the principal amount converted. Upon the occurrence of a Corporate Transaction (as defined in the 2026 Convertible Notes), the holder of a 2026 Convertible Note is entitled, at such holder’s option, to convert all of the outstanding principal amount of the 2026 Convertible Note in accordance with the foregoing and receive an additional, “make-whole” cash payment in accordance with a table set forth in each 2026 Convertible Note.

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

Item  7A.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had cash and cash equivalents of $54.4 million, which consisted of money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item  10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Delinquent Section 16(a) Reports

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders, if applicable, and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Bruce Peacock is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the Nasdaq Global Market.

Item 11.Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item  14.Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item  15.Exhibits, Financial Statement Schedules

The following financial statements are filed as part of this Annual Report on Form 10-K:

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or because the information is otherwise included in our consolidated financial statements or notes thereto.

The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately following Item 16. The Exhibit Index is incorporated herein by reference.

Item  16.Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36554	7/30/2014	3.1

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36554	7/30/2014	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-196932	7/11/2014	4.1

4.2	Registration Rights Agreement, dated as of March 1, 2019, by and among the Registrant and the Purchasers identified therein	10-K	001-36554	3/7/2019	4.2
						X
4.3	Description of Securities Registered under Section 12 of the Exchange Act

10.1+	2006 Stock Incentive Plan, as amended	S-1	333-196932	6/20/2014	10.1

10.2+	Form of Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.2

10.3+	Form of Restricted Stock Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.3

10.4+	2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.4

10.5+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.5

10.6+	Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.6

10.7+	Form of Restricted Stock Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.7

10.8+	2019 Inducement Stock Incentive Plan	10-Q	001-036554	11/12/2019	10.1

10.9+	Form of Non-statutory Stock Option Agreement under 2019 Inducement Stock Incentive Plan	10-Q	001-036554	11/12/2019	10.2

10.10†	Amended and Restated License Agreement, dated January 27, 2012, between the Registrant and Incept LLC	S-1	333-196932	6/20/2014	10.8

10.11	Lease Agreement dated September 2, 2009, by and between the Registrant and RAR2-Crosby Corporate Center QRS, Inc., as amended.	S-1	333-196932	6/20/2014	10.9

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.12+	2014 Employee Stock Purchase Plan	S-1/A	333-196932	7/11/2014	10.10

10.13	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-196932	6/20/2014	10.12

10.14+	Transition, Separation and Release of Claims Agreement by and between the Registrant and Dr. Amarpreet S. Sawhney dated as of May 29, 2019	8-K	001-36554	5/30/2019	10.1

10.15	Lease Agreement dated June 17, 2016 between the WS NF 15 Crosby Drive, LLC and the Registrant	10-Q	001-36554	8/9/2016	10.1

10.16†	Collaboration, Option and License Agreement between the Registrant and Regeneron Pharmaceuticals, Inc. dated October 10, 2016	10-Q	001-36554	11/9/2016	10.1

10.17	Open Market Sales AgreementSM, dated as of April 5, 2019, by and between the Registrant and Jefferies LLC	8-K	001-36554	4/5/2019	1.1

10.18	Second Amended and Restated Credit and Security Agreement, dated March 7, 2017, by and among MidCap Financial Trust, the Registrant and the Lenders listed therein	10-Q	001-36554	5/5/2017	10.1

10.19+	Consulting Agreement by and between the Registrant and Dr. Amarpreet S. Sawhney, dated as of May 29, 2019	8-K	001-36554	5/30/2019	10.2

10.20+	Employment Agreement, by and between the Registrant and Antony C. Mattessich, dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.2

10.21+	Non-Statutory Stock Option Agreement, by and between the Registrant and Antony C. Mattessich dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.3

10.22+	Transition, Separation and Release of Claims Agreement by and between the Registrant and Eric Ankerud, dated as of July 31, 2017	8-K	001-36554	8/3/2017	10.1

10.23	Consulting Agreement by and between the Registrant and Anchor Biotech Consulting, LLC dated as of July 31, 2017	8-K	001-36554	8/3/2017	10.2

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.24+	Employment Agreement, by and between the Registrant and Donald Notman, dated as of September 25, 2017	8-K	001-36554	9/25/2017	10.1

10.25	Second Amendment to Lease, by and between the Registrant and CCC Investors LLC, dated October 10, 2017	8-K	001-36554	10/16/2017	10.1

10.26+	Transition, Separation and Release of Claims Agreement by and between the Registrant and James Fortune, dated as of October 13, 2017	8-K	001-36554	10/13/2017	10.1

10.27+	Separation and Release of Claims Agreement by and between the Registrant and Daniel Bollag, dated December 2, 2019					X

10.28+	Employment Agreement, by and between the Registrant and Michael Goldstein, dated as of September 25, 2017	10-K	001-36554	3/8/2018	10.30

10.29+	Transition, Separation and Release of Claims Agreement by and between the Registrant and Kevin Hanley, dated August 2, 2019	10-Q	001-36554	8/7/2019	10.6

10.30†	Second Amended and Restated License Agreement, dated September 13, 2018, by and between the Registrant and Incept LLC	8-K	001-36554	9/19/2018	10.1

10.31	Third Amended and Restated Credit and Security Agreement dated December 21, 2018 by and among MidCap Financial Trust, as administrative agent, the Registrant, and the Lenders listed therein	8-K	001-36554	12/28/2018	10.1

10.32	First Amendment to Third Amended and Restated Credit and Security Agreement, dated as of February 21, 2019, by and among the Registrant, MidCap Financial Trust, as administrative agent, and the Lenders listed therein	8-K	001-36554	2/22/2019	10.3

10.33	Second Amendment to Third Amended and Restated Credit and Security Agreement, by and among the Registrant, MidCap Financial Trust, as administrative agent, and the Lenders listed therein	10-Q	001-36554	8/7/2019	10.5

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.34	Subordination Agreement, dated as of February 21, 2019, by and among the Registrant, MidCap Financial Trust, as administrative agent, and the Lenders listed therein	8-K	001-36554	2/22/2019	10.4

10.35	Note Purchase Agreement (including Form of Senior Subordinated Convertible Note), dated as of February 21, 2019, by and among the Registrant and the Purchasers listed therein	8-K	001-36554	2/22/2019	10.1

10.36+	Consulting Agreement by and between the Registrant and Kevin Hanley, dated as of August 2, 2019	10-Q	001-36554	8/7/2019	10.7

10.37	Sublease, dated as of April 4, 2019, by and among Ocular Therapeutix, Inc. and Holcim (US) Inc.	10-Q	001-36554	5/10/2019	10.4

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

Date: March 12, 2020

Onald
OCULAR THERAPEUTIX, INC.

	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antony Mattessich	President and Chief Executive Officer
Antony Mattessich	(Principal Executive Officer)	March 12, 2020

/s/ Donald Notman	Chief Financial Officer	March 12, 2020
Donald Notman	(Principal Financial and Accounting Officer)

/s/ Charles Warden	Chairman of the Board	March 12, 2020
Charles Warden

/s/ Jeffrey S. Heier, M.D.	Director	March 12, 2020
Jeffrey S. Heier, M.D.

/s/ Seung Suh Hong, PH.D.	Director	March 12, 2020
Seung Suh Hong, PH.D.

/s/ Richard L. Lindstrom, M.D.	Director	March 12, 2020
Richard L. Lindstrom, M.D.

/s/ Bruce A. Peacock	Director	March 12, 2020
Bruce A. Peacock

/s/ Leslie Williams	Director	March 12, 2020
Leslie Williams

OCULAR THERAPEUTIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ocular Therapeutix, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ocular Therapeutix, Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 12, 2020

We have served as the Company’s auditor since 2008.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$54,437	$54,062
Accounts receivable, net	2,548	201
Inventory	954	217
Prepaid expenses and other current assets	2,231	1,713
Total current assets	60,170	56,193
Property and equipment, net	10,151	10,236
Restricted cash	1,764	6,614
Operating lease assets	6,655	—
Total assets	$78,740	$73,043
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,268	$2,965
Accrued expenses and other current liabilities	7,635	6,194
Operating lease liabilities	1,126	—
Total current liabilities	12,029	9,159
Other liabilities	—	3,221
Operating lease liabilities, net of current portion	8,905	—
Derivative liability	12,124	—
Notes payable, net of discount	25,007	24,788
2026 convertible notes, net	24,305	—
Total liabilities	82,370	37,168
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized and 50,333,559 and 41,518,091 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	5	4
Additional paid-in capital	379,980	333,114
Accumulated deficit	(383,615)	(297,243)
Total stockholders’ equity (deficit)	(3,630)	35,875
Total liabilities and stockholders’ equity (deficit)	$78,740	$73,043

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product revenue, net	$4,227	$1,990	$1,923
Total revenue, net	4,227	1,990	1,923
Costs and operating expenses:
Cost of product revenue	2,325	465	457
Research and development	41,091	36,915	30,880
Selling and marketing	24,491	4,942	17,000
General and administrative	22,122	18,786	15,509
Total costs and operating expenses	90,029	61,108	63,846
Loss from operations	(85,802)	(59,118)	(61,923)
Other income (expense):
Interest income	1,229	879	424
Interest expense	(6,101)	(1,739)	(1,892)
Change in fair value of derivative liability	4,310	—	—
Other income (expense), net	(8)	—	5
Total other income (expense), net	(570)	(860)	(1,463)
Net loss and comprehensive loss	$(86,372)	$(59,978)	$(63,386)
Net loss per share, basic and diluted	$(1.91)	$(1.57)	$(2.20)
Weighted average common shares outstanding, basic and diluted	45,273,231	38,115,142	28,818,196
Comprehensive loss:
Net loss	$(86,372)	$(59,978)	$(63,386)
Other comprehensive loss:
Unrealized gain on marketable securities	—	—	5
Total other comprehensive income	—	—	5
Total comprehensive loss	$(86,372)	$(59,978)	$(63,381)

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Par Value	Capital	Deficit	Loss	(Deficit)
Balances at December 31, 2016	25,024,100	$3	$225,889	$(173,879)	$(5)	$52,008
Issuance of common stock upon exercise of stock options	220,520	—	685	—	—	685
Issuance of common stock in connection with employee stock purchase plan	53,662	—	276	—	—	276
Issuance of common stock upon public offering, net of issuance costs	4,359,920	—	29,238	—	—	29,238
Unrealized gain on marketable securities	—	—	—	—	5	5
Stock-based compensation expense	—	—	7,321	—	—	7,321
Net loss	—	—	—	(63,386)	—	(63,386)
Balances at December 31, 2017	29,658,202	3	263,409	(237,265)	—	26,147
Issuance of common stock upon exercise of stock options	182,261	—	397	—	—	397
Issuance of common stock in connection with employee stock purchase plan	81,455	—	297	—	—	297
Issuance of common stock upon public offering, net of issuance costs	11,596,173	1	61,528	—	—	61,529
Stock-based compensation expense	—	—	7,483	—	—	7,483
Net loss	—	—	—	(59,978)	—	(59,978)
Balances at December 31, 2018	41,518,091	4	333,114	(297,243)	—	35,875
Issuance of common stock upon exercise of stock options	28,583	—	78	—	—	78
Issuance of common stock in connection with employee stock purchase plan	130,945	—	451	—	—	451
Issuance of common stock upon public offering, net of issuance costs	8,655,940	1	37,578	—	—	37,579
Stock-based compensation expense	—	—	8,759	—	—	8,759
Net loss	—	—	—	(86,372)	—	(86,372)
Balances at December 31, 2019	50,333,559	$5	$379,980	$(383,615)	$—	$(3,630)

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(86,372)	$(59,978)	$(63,386)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,759	7,483	7,321
Non-cash interest expense	3,683	397	408
Change in fair value of derivative liability	(4,310)	—	—
Depreciation and amortization expense	2,530	2,286	1,625
(Gain)/loss on disposal of property and equipment	7	—	(5)
Purchase of premium on marketable securities	—	—	(3)
Amortization of premium on marketable securities	—	—	17
Changes in operating assets and liabilities:
Accounts receivable	(2,347)	25	24
Prepaid expenses and other current assets	(518)	(260)	45
Inventory	(737)	(95)	(9)
Operating lease assets	733	—	—
Accounts payable	124	(796)	932
Accrued expenses and deferred rent	1,714	1,711	2,558
Operating lease liabilities	(844)	—	—
Net cash used in operating activities	(77,578)	(49,227)	(50,473)
Cash flows from investing activities:
Purchases of property and equipment	(2,238)	(1,889)	(8,252)
Proceeds from sale of property and equipment	—	—	5
Purchases of marketable securities	—	—	(3,000)
Proceeds from maturities of marketable securities	—	—	38,200
Net cash (used in) provided by investing activities	(2,238)	(1,889)	26,953
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	12,032	3,700
Proceeds from issuance of 2026 convertible notes, net of issuance costs	37,275	—	—
Proceeds from exercise of stock options	78	397	685
Proceeds from issuance of common stock pursuant to employee stock purchase plan	451	297	276
Proceeds from issuance of common stock offering, net	37,537	61,571	29,238
Payments of insurance costs financed by a third party	—	—	(591)
Repayment of notes payable	—	(5,657)	(1,300)
Net cash provided by financing activities	75,341	68,640	32,008
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,475)	17,524	8,488
Cash, cash equivalents and restricted cash at beginning of period	60,676	43,152	34,664
Cash, cash equivalents and restricted cash at end of period	$56,201	$60,676	$43,152
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,298	$1,515	$1,461
Supplemental disclosure of non-cash investing and financing activities:
Additional right of use asset and related lease liability	$2,044	$—	$—
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$214	$155	$538
Derivative liability in connection with issuance of 2026 convertible notes	$16,434	$—	$—
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$—	$42	$108

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary, bioresorbable hydrogel platform technology. The Company’s product pipeline candidates provide differentiated drug delivery solutions that reduce the complexity and burden of the current standard of care (eye drops) by creating local programmed-release alternatives. Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of its products and product candidates and building the initial sales and marketing infrastructure for the commercialization of the Company’s approved products and product candidates and launching its initial product.

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

As of December 31, 2019, the Company’s lead product candidate DEXTENZA® (dexamethasone insert) 0.4mg, has been approved by the FDA and the Company’s other product candidates are in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

Based on the Company’s current forecasted operating plan, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales, and cash outflows for operating expenses, the Company believes that its existing cash and cash equivalents of $54,437, as of December 31, 2019 along with the net proceeds received from sales of common stock in 2020 under sales agreement (Note 22), will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2021. The Company has a limited history of commercialization of DEXTENZA, and management does not yet have sufficient historical evidence to assert that it is probable that the Company will receive sufficient revenues from its sales of DEXTENZA to fund operations.  Therefore, management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements. The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of December 31, 2019, the Company had an accumulated deficit of $383,615.

While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards and therefore, was not considered in management’s assessment of the Company’s ability to continue as a going concern. The Company expects to seek additional funds through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  If the Company is unable to obtain other financing, the Company would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company.  The actions necessary to reduce spending to a level that mitigates the factors described above are not considered probable, as defined in the accounting standards and therefore were not considered in management’s assessment of the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, and the fair value of derivatives. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

In November 2018, the FDA approved DEXTENZA for the treatment of ocular pain following ophthalmic surgery. The Company entered into a limited number of arrangements with specialty distributors in the United States to distribute DEXTENZA. The Company recognizes revenue in accordance with Accounting Standards Codification 606 – Revenue from Contracts with Customers (“Topic 606”). Topic 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

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

The Company recognizes revenue on product sales when the customer obtains control of the Company's product, which occurs at a point in time (upon delivery to the customer). The Company has determined that the delivery of DEXTENZA to its customers constitutes a single performance obligation.  There are no other promises to deliver goods or services beyond what is specified in each accepted customer order.  The Company has assessed the existence of a significant financing component in the agreements with its customers.  The trade payment terms with the Company’s customers do not exceed one year and therefore the Company has elected to apply the practical expedient and no amount of consideration has been allocated as a financing component.  Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

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

Trade Discounts and Allowances—The Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2019, as well as a reduction to accounts receivables, net on the consolidated balance sheets.

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

The Company’s limited right of return allows for eligible returns of DEXTENZA in the following circumstances:

•	Shipment errors that were the result of an error by the Company;

•	Quantity delivered that is greater or less than the quantity ordered;
•	Product distributed by the Company that is damaged in transit prior to receipt by the customer;
•	Product from physicians, clinics, medical centers and hospitals that was not administered to the patient that is rendered non-usable due to spoilage or mishandling;
•

Expired product, previously purchased directly from the Company, that is returned during the period beginning six months prior to the product’s expiration date and ending twelve months after the product’s expiration date;

•	Product subject to a recall; and
•	Product that the Company, at its sole discretion, has specified to be returned.

Government Chargebacks— Chargebacks for fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and 340B entities at prices lower than the list prices charged to customers who directly purchase the product from the Company.  The 340B Drug Discount Program is a U.S. federal government program created in 1992 that requires drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at significantly reduced prices.   Customers charge the Company for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts  receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified government healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit.

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

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory acquired prior to receipt of marketing approval of a product candidate is expensed as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical manufacturing campaign.  Inventory produced that will be used in promotional marketing campaigns is expensed to selling and marketing expense when it is selected for use in a marketing program.

Inventory consisted of the following:

	December 31,
	2019	2018
Raw materials	$217	$112
Work-in-process	148	33
Finished goods	589	72
	$954	$217

Restricted Cash

As of December 31, 2019 and 2018, the Company held restricted cash of $1,764 and $6,614, respectively, on its consolidated balance sheet.  The Company held restricted cash as security deposits for the lease of its manufacturing space and corporate headquarters.

As of December 31, 2018, the Company held restricted cash as security deposits for the lease of its manufacturing space and its former corporate headquarters and a financial covenant associated with the terms of its existing debt with lenders for total indebtedness of $25,000, which restricted the Company's withdrawal or usage of $5,000.  On August 2, 2019, the Company entered into a second amendment to the Credit Agreement (Note 9) in which the lenders agreed to remove the financial covenant requiring the Company to maintain a minimum of $5,000 of cash on hand.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	December 31,	December 31,	December 31,
	2019	2018	2017
Cash and cash equivalents	$54,437	$54,062	$41,538
Restricted cash	1,764	6,614	1,614
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$56,201	$60,676	$43,152

Concentration of Credit Risk and of Significant Suppliers and Customers

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

The Company is dependent on a small number of third-party manufacturers to supply products for research and development activities in its preclinical and clinical programs and for sales of its products. The Company’s development programs as well as revenue from future sales of its product sales could be adversely affected by a significant interruption in the supply of any of the components of these products.

For the year ended December 31, 2019, two individual customers accounted for 27% and 11% of the Company’s total revenue and three customers accounted for 39%, 18% and 11% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable for the year ended December 31, 2019.

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

The Company’s cash equivalents at December 31, 2019 and 2018, were carried at fair value determined according to the fair value hierarchy described above (Note 3).  The Company’s derivative liability at December 31, 2019 was carried at fair value determined according to the fair value hierarchy described above and classified as a Level 3 measurement. The carrying value of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

The carrying value of the Company’s variable interest rate notes payable (Note 9) are recorded at amortized costs, which approximates fair value due to their short-term nature.

On March 1, 2019, the Company issued $37,500 aggregate principal amount of unsecured senior subordinated convertible notes (the “2026 Convertible Notes”) (Note 5) and is carried, net of derivative liability, at its amortized cost of $24,305 at December 31, 2019. The estimated fair value of the 2026 Convertible Notes was $36,849 at December 31, 2019. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The main input when determining the fair value for disclosure purposes is the bond yield which is updated each period to reflect the yield of a comparable instrument issued as of the valuation date.  The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

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

Following the Company’s adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), on January 1, 2019, for stock-based awards issued to non-employees, the Company no longer revalues non-employee awards at each reporting date and instead calculates the fair value of the awards as of the grant date using the Black-Scholes option-pricing model. Compensation expense for these awards is recognized over the related service period.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on advancing its bioresorbable hydrogel product candidates for the programed-release delivery of therapeutic agents, specifically for ophthalmology. All tangible assets are held in the United States. Revenue to date has been generated through product sales, all of which has been earned in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2019 and 2018, there were no items that gave rise to other comprehensive loss and therefore, there was no difference between net loss and comprehensive loss.  For the year ended December 31, 2017, other comprehensive loss consisted of unrealized gains from marketable securities.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including the assumed conversion of the Company’s 2026 Convertible Notes, outstanding stock options and common stock warrants, except where the result would be anti-dilutive. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of the conversion of the 2026 Convertible Notes, the exercise of outstanding stock options and common stock warrants. In the diluted net loss per share calculation, net loss would also be adjusted for the elimination of interest expense on the 2026 Convertible Notes (which includes amortization of the discount created upon bifurcation of the conversion option from the debt) and, the mark-to-market gain or loss each period to the bifurcated conversion option, if the impact was not anti-dilutive.

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

The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. The Company uses its incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments.

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

For additional information on the adoption of the New Leasing Standards, see Note 16 - Leases, to these consolidated financial statements.

On March 31, 2019, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 as required on January 1, 2019, and its adoption did not have any material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the existing disclosure requirements for fair value measurements. The new disclosure requirements include disclosure related to changes in unrealized gains or losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the explicit requirement to disclose the range and weighted average of significant unobservable inputs used for Level 3 fair value measurements. The other provisions of ASU 2018-13 include eliminated and modified disclosure requirements. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. For all entities, this guidance is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in the earlier recognition of credit losses, if any. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), which provides additional implementation guidance on the previously issued ASU 2016-13. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-13 and ASU 2019-05 will have on its consolidated financial statements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 makes targeted improvements to GAAP for collaborative arrangements, including (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2018-18 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes Topic 740, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	December 31, 2019 Using:
	Level 1		Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$		$45,156	$—	$45,156

Liability:
Derivative liability (Note 4)		—	—	12,124	12,124
Total		$—	$45,156	$12,124	$57,280

	Fair Value Measurements as of
	December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$50,906	$—	$50,906
Total	$—	$50,906	$—	$50,906

During the year ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

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

The fair value of the 2026 Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The main inputs to valuing the 2026 Convertible Notes with the conversion option as of December 31, 2019 include the Company’s stock price on the valuation date ($3.95 on December 31, 2019), the expected annual volatility of the Company’s stock (86%) and the bond yield (13.0%), which was derived by making the fair value of the 2026 Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

A roll forward of the derivative liability is as follows:

As of
December 31, 2019
Balance at December 31, 2018	$—
Initial value	16,434

Change in fair value	(4,310)
Balance at December 31, 2019	$12,124

5. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount  at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed.  The Company includes the deferred interest in the balance of the 2026 Convertible Notes on its consolidated balance sheet. The effective annual interest rate for the 2026 Convertible Notes was 14.8% through December 31, 2019.

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

A summary of the 2026 Convertible Notes at December 31, 2019 is as follows:

December 31,
2019
2026 Convertible Notes	$37,500
Less: unamortized discount	(15,101)
22,399
Accrued interest	1,906
Total	$24,305

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2019	2018
Equipment	$9,511	$7,917
Leasehold improvements	9,074	8,675
Furniture and fixtures	1,132	760
Software	214	180
Construction in progress	239	331
	20,170	17,863
Less: Accumulated depreciation and amortization	(10,019)	(7,627)
	$10,151	$10,236

Depreciation and amortization expense was $2,530, $2,286 and $1,625 for the years ended December 31, 2019, 2018 and 2017, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2019	2018
Accrued payroll and related expenses	$5,042	$3,558
Accrued rent	—	267
Accrued professional fees	1,011	1,393
Accrued research and development expenses	849	380
Accrued other	733	596
	$7,635	$6,194

8. Collaboration Agreement

On October 10, 2016, the Company entered into a Collaboration, Option and License Agreement (the “Collaboration Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) for the development and potential commercialization of products using the Company’s hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases. The Collaboration Agreement does not cover the development of any product candidates that deliver small molecule drugs, including TKIs for any target including VEGF, or any product candidate that delivers large molecule drugs other than those that target VEGF proteins.

Under the terms of the Collaboration Agreement, the Company and Regeneron have agreed to conduct a joint research program with the aim of developing a sustained-release formulation of aflibercept, currently marketed under the tradename Eylea, that is suitable for advancement into clinical development. The Company has granted Regeneron an option (the “Option”) to enter into an exclusive, worldwide license to develop and commercialize products using the Company’s hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds (“Licensed Products”).  Under the term of the Collaboration Agreement, Regeneron is responsible for funding an initial preclinical tolerability study.

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

9. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”).  The Company has a total borrowing capacity of $25,000 under the Credit Facility, which has been fully drawn down as of December 31, 2019.

In December 2018, the Company amended the terms of the Credit Agreement to increase total indebtedness under the Credit Facility to $25,000 which was used primarily to pay-off outstanding balances as of the closing date.  The Company is required to make interest-only payments under the Credit Facility until December 2020. Commencing in January 2021, the Company is required to make 36 equal monthly installments of principal in the amount of $694, plus interest, through December 2023.  In the event the Company achieves certain milestones under the Credit Agreement, the Company has the right to extend the interest-only payments through December 21, 2021 and make 24 equal monthly installments of principal in the amount of $1,042, plus interest.  The Company has not assumed the achievement of these milestones for purposes of disclosures herein.

Amounts borrowed under the Credit Agreement are at LIBOR base rate, subject to 2.00% floor, plus 7.25%.  The interest rate on the date of the amendment was 9.76%.  In addition, a final payment (exit fee) equal to 3.5% of amounts drawn under the Credit Facility, or $875 based on borrowings of $25,000, is due upon the maturity date of December 21, 2023.  The Company is accruing the exit fee through December 21, 2023.

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

 There are no other financial covenants associated with the Credit Agreement.  However, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions.  The Company is not in violation of any of the covenants.  The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.  The debt is collateralized by substantially all of the Company’s assets, including its intellectual property.

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

Borrowings outstanding are as follows:

	December 31,	December 31,
	2019	2018
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	180	5
Unamortized discount	(173)	(217)
	$25,007	$24,788

As of December 31, 2019, the annual repayment requirements for the Credit Facility, inclusive of interest and the final payment of $875 due at expiration, were as follows:

		Interest and
Year Ending December 31,	Principal	Final Payment	Total
2020	—	2,481	2,481
2021	8,333	2,094	10,427
2022	8,333	1,269	9,602
2023	8,334	1,320	9,654
	$25,000	$7,164	$32,164

10. Warrants

The Company has warrants for the purchase of 18,939 shares of common stock outstanding at December 31, 2019 at a weighted average exercise price of $7.92 per share and an expiration date of April 17, 2021.

11. Preferred Stock

The Amended and Restated Certificate of Incorporation authorized 5,000,000 shares of preferred stock, $0.0001 par value, all of which is undesignated and none of which are issued or outstanding at December 31, 2019.

12. Common Stock

The Amended and Restated Certificate of Incorporation authorized 100,000,000 shares of the Company’s common stock.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

On April 5, 2019, the Company entered into an Open Market Sales AgreementSM (the “2019 Sales Agreement”) with Jefferies, LLC (“Jefferies”), under which the Company may offer and sell its common stock having aggregate proceeds of up to $50,000 from time-to-time through Jefferies, acting as agent.   In the twelve months ended December 31, 2019, the Company sold 7,337,459 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $32,626, respectively, after commissions and expenses.

In January 2018, the Company completed a follow-on offering of its common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by the Company, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. The Company received net proceeds from the follow-on offering of $34,704 after commissions and expenses.

In November 2016, the Company entered into a controlled equity offering sales agreement, (the “2016 Sales Agreement”) with Cantor Fitzgerald & Co., (“Cantor”), under which the Company may offer and sell its common stock having aggregate proceeds of up to $40,000 may be sold from time to time.  During the year ended December 31, 2018, the Company sold 4,121,173 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $26,824 after underwriting discounts, commissions and expenses.  Through December 31, 2018, the Company had sold 5,011,741 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $33,427 after underwriting discounts, commissions and expenses.  In the three months ended March 31, 2019, the Company sold 1,318,481 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $4,954 after underwriting discounts and commissions and expenses. Through March 31, 2019, the Company sold 6,330,222 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $38,381 after underwriting discounts and commissions and expenses. As of February 25, 2019, the Company had no amounts remaining available for future sale under the 2016 Sales Agreement. On February 28, 2019, pursuant to the 2016 Sales Agreement, the Company delivered a termination notice to Cantor, terminating the 2016 Sales Agreement.

As of December 31, 2019, the Company had reserved 9,499,615 shares of common stock for the exercise of outstanding stock options and the number of shares remaining available for grant under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) and the 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”), the number of shares available for issuance under the 2014 Employee Stock Purchase Plan (Note 13), and the outstanding warrants to purchase common stock (Note 10).

13. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2014 Plan was 1,336,907 shares of common stock, which was increased to 2,126,907 on January 1, 2015. The number of shares reserved for issuance may be increased by the number of shares under the 2006 Stock Option Plan (the “2006 Plan”) that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2019, the number of shares available for issuance under the 2014 Plan increased by 1,659,218.  As of December 31, 2019, 636,292 shares remained available for issuance under the 2014 Plan.

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

On July 9, 2019, the Company issued to the Senior Vice President, Head of Business Development, a non-statutory stock option to purchase an aggregate of 60,000 shares of our common stock at an exercise price of $5.13 per share. Subject to Senior Vice President, Head of Business Development continued service to the Company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the one-year anniversary of the grant date and the remaining 75% of the shares underlying the award vesting monthly thereafter.  The stock option was issued outside of the Company’s 2014 Plan as an inducement material to Senior Vice President, Head of Business Development’s acceptance of entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

On October 29, 2019, the 2019 Inducement Plan was approved by the Board of Directors of the Company.  Awards under the Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).  For the avoidance of doubt, neither consultants nor advisors shall be eligible to participate in the Plan.  Each person who is granted an Award under the 2019 Inducement Plan is deemed a “Participant.” The Plan provides for the following types of awards, each of which is referred to as an “Award”: non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The number of shares of common stock that may be issued under the 2019 Plan is 500,000.  As of December 31, 2019, 446,000 shares remained available for issuance under the 2019 Inducement Plan.

2014 Employee Stock Purchase Plan

The Company’s has a 2014 Employee Stock Purchase Plan (the “ESPP”) with a total of 207,402 shares of common stock reserved for issuance under this plan which increased to 232,402 shares of common stock on January 1, 2015. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2019, the number of shares available for issuance under the 2014 Plan increased by 207,402.  As of December 31, 2019, 477,967 shares of common stock remained available for issuance.

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

As of December 31, 2019, there were no outstanding unvested service-based stock options held by nonemployees.

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended
	December 31,
	2019	2018	2017
Risk-free interest rate	2.25%	2.65%	2.00%
Expected term (in years)	6	6	6
Expected volatility	87%	102%	102%
Expected dividend yield	—%	—%	—%

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Issuable	Exercise	Contractual	Intrinsic
	Under Options	Price	Term	Value
			(In years)
Outstanding as of December 31, 2018	5,230,831	$8.67	7.5	$654
Granted	3,985,025	4.06
Exercised	(28,583)	2.72
Forfeited	(1,266,856)	6.84
Outstanding as of December 31, 2019	7,920,417	$6.67	7.6	$704
Options vested and expected to vest as of December 31, 2019	7,065,332	$6.96	7.3	$—
Options exercisable as of December 31, 2019	3,790,742	$8.67	6.0	$651

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $54, $551 and $408 during the years ended December 31, 2019, 2018 and 2017 respectively.

The weighted average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2019, 2018, 2017 was $2.99, $4.48 and $6.44 per share, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations:

	Year Ended December 31,
	2019	2018	2017
Research and development	$2,312	$2,557	$2,584
Selling and marketing	1,013	449	633
General and administrative	5,434	4,477	4,104
	$8,759	$7,483	$7,321

As of December 31, 2019, the Company had an aggregate of $10,566 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.5 years.

14. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to common stockholders	$(86,372)	$(59,978)	$(63,386)
Denominator:
Weighted average common shares outstanding, basic and diluted	45,273,231	38,115,142	28,818,196
Net loss per share attributable to common stockholders, basic and diluted	$(1.91)	$(1.57)	(2.20)

The Company excluded the following common stock equivalents, outstanding as of December 31, 2019, 2018, and 2017, from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017 because they had an anti-dilutive impact due to the net loss incurred for the periods.

The Company also excluded the shares issuable upon conversion of the 2026 Convertible notes from the computation of diluted net loss per share for the year ended December 31, 2019 because they had an anti-dilutive impact.

	December 31,
	2019	2018	2017
Options to purchase common stock	7,920,417	5,230,831	4,002,374
Shares issuable upon conversion of 2026 Convertible Notes, if converted	5,769,232	—	—
Warrants for the purchase of common stock	18,939	18,939	18,939
	13,708,588	5,249,770	4,021,313

15. Commitments and Contingencies

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) (Note 19) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through December 31, 2019, royalties paid under this agreement related to product sales were $306 and have been charged to cost of product revenue.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019.

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

Collaboration Agreement

On October 10, 2016, the Company entered into a Collaboration Agreement with Regeneron (Note 8).  If the Option to enter into an exclusive worldwide license is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances; the timing of such payments are not known.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions. Through December 31, 2019, the Option has not been exercised and no payments have been made to Regeneron.

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

By order dated April 30, 2019, the court granted defendants’ motion to dismiss.  On May 31, 2019, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit regarding the District Court’s opinion and order of dismissal of the Complaint.  The plaintiffs/appellants filed their opening brief on the appeal on October 23, 2019.  Defendants/appellees filed their response brief on November 22, 2019.  Plaintiffs/appellants filed their reply brief on December 13, 2019.     The First Circuit held an oral argument on the appeal on February 4, 2020, and took the matter under advisement.

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

16. Leases

The Company leases real estate, including laboratory, manufacturing and office space. The Company’s leases have remaining lease terms ranging from less than 1 year to 8 years. Certain leases include one or more options to renew, exercised at the Company’s sole discretion, with renewal terms that can extend the lease term from one year to six years.  All of the Company’s leases qualify as operating leases.

In October 2017, the Company entered into an amendment to a lease agreement for the Company’s laboratory and manufacturing space located at 34 Crosby Drive and 36 Crosby Drive, each in Bedford, Massachusetts. The lease term commenced on June 30, 2018 and will expire on July 31, 2023.  The Company has a one-time option to terminate the lease on July 31, 2021.

In June 2016, the Company entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space located at 15 Crosby Drive in Bedford, Massachusetts. The lease term commenced on February 1, 2017 and will expire on July 31, 2027.  The Company has the option to extend the for two additional periods of five years by delivering written notice of the exercise not earlier than fifteen months nor later than 12 months before expiration of the original term.

On April 4, 2019, the Company entered into a non-cancelable lease for 30,036 square feet of space located at 24 Crosby Drive in Bedford, Massachusetts to be used for office space.   The five-year lease commenced on April 18, 2019 and terminates on March 24, 2024 and does not include any lease renewal options.

The following table summarizes the presentation in the Company’s consolidated balance sheet of its operating leases:

		December 31,
	Balance sheet location	2019
Assets:
Operating lease assets	Operating lease assets	$6,655

Liability:
Current operating lease liabilities	Operating lease liabilities	$1,126
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	8,905
Total Operating lease liabilities:		$10,031

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss:

		For the
		Year Ended
		December 31,
	Statement of operations and comprehensive loss location	2019
Operating lease costs	Research and development	$1,638
	Selling and marketing	262
	General and administrative	315
		$2,215

The minimum lease payments for the next five years and thereafter are expected to be as follows:

December 31,
Year Ending December 31,	2019
2020	2,432
2021	2,483
2022	2,548
2023	2,357
2024	1,569

Thereafter	3,813
Total lease payments	$15,202
Less: interest	5,171
Present value of operating lease liabilities	$10,031

The minimum lease payments for the next five years and thereafter is expected to be as follows:

As of December 31, 2019, the weighted average remaining lease term was 6.47 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13.55%.

Supplemental disclosure of cash flow information related to our operating leases included in cash flows provided by operating activities in our consolidated statements of cash flows is as follows:

For the
Year Ended
December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities	$2,215

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $2,226,  $1,788 and $1,733 of rental expense, respectively, related to office, laboratory, and manufacturing space.

ASC 840 Disclosures

The future minimum lease payments under the Company’s operating leases as of December 31, 2018, were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Minimum lease payments	$1,809	1,850	1,886	1,936	1,730	5,224	$14,435

17. Income Taxes

During the years ended December 31, 2019, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses incurred or the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
Tax reform change	—	—	(43.0)
Research and development tax credits	2.1	3.6	3.3
State taxes, net of federal benefit	2.7	4.5	3.8
Stock-based compensation	(1.3)	(1.3)	(2.2)
Other	(0.5)	(0.1)	0.2
Change in deferred tax asset valuation allowance	(24.0)	(27.7)	3.9
Effective income tax rate	—%	—%	—%

Net deferred tax assets consisted of the following:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$70,317	$49,699
Tax credit carryforwards	11,966	10,160
Capitalized start-up costs	695	870
Capitalized research and development expenses, net	14,521	18,418
Operating lease liabilities	2,505	—
Derivative liability	3,028	—
Accrued expenses and other temporary differences	6,987	5,196
Total deferred tax assets	110,019	84,343
Valuation allowance	(105,062)	(84,343)
Net deferred tax assets	4,957	—

Deferred tax liabilities:
Operating lease right of use assets	(1,662)	—
2026 Convertible Notes	(3,295)	—
Total deferred tax liabilities	(4,957)	—
Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019, 2018 and 2017 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research and development tax credit carryforwards offset in 2017 by a decrease in a deferred tax asset resulting from the decreased federal corporate tax rate and were as follows:

	Year Ended December 31,
	2019	2018	2017
Valuation allowance as of beginning of year	$84,343	$67,726	$70,236
Increases recorded to income tax provision	20,719	16,617	24,773
Decreases recorded to income tax provision	—	—	(27,283)
Valuation allowance as of end of year	$105,062	$84,343	$67,726

As of December 31, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of $274,331 and $219,375, respectively.  The federal and state net operating losses generated for annual periods prior to January 1, 2018 begin to expire in 2024.  The Company’s federal net operating losses generated for the years ended December 31, 2019 and 2018, which amounted to a total of $148,250, can be carried forward indefinitely. As of December 31, 2019, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $8,211 and $4,342, respectively, which begin to expire in 2026 and 2025, respectively. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management considered the Company’s cumulative net losses and concluded that it is more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2019 and 2018.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2019 or 2018.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31, 2015 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.  As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

18. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through December 31, 2019, no contributions have been made to the plan by the Company.

19. Related Party Transactions

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters.  Mr. Jonathan M. Sparks, Ph.D., a partner at McCarter & English, has also served in the capacity as the Company’s in-house counsel since October 2017. The Company incurred fees for legal services rendered by McCarter of $1,119, $1,019 and $42 for the years ended December 31, 2019, 2018 and 2017, respectively.  As of December 31, 2019 and 2018, there was $107 and $526 recorded in accounts payable for McCarter. As of December 31, 2019, there was $242 recorded in accrued expenses for McCarter

20. Restructuring and Other Costs

2019 Restructuring

On November 6, 2019, the Board of Directors approved an operational restructuring to eliminate a portion of the Company’s workforce to reduce expenses.  As part of this operational restructuring, the Company reduced headcount by approximately 22%.  The Company completed the restructuring in the fourth quarter of 2019 and recorded total restructuring costs of approximately $554 in total costs and operating expenses in the consolidated statements of operations and comprehensive loss, all of which was paid.

2017 Transition Agreements and Other Costs

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

The following table summarizes the restructuring and other costs by category during the twelve months ended December 31, 2017:

wwe

Twelve Months Ended December 31, 2017
Total
Research and development	$690
Selling and marketing	1,399
General and administration	417
$2,506

21. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	Mar 31,	Dec. 31,	Sept. 30,	June 30,	Mar 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Statements of Operations Data:
Revenue	2,256	829	650	492	504	498	648	340
Loss from operations	(21,401)	(23,144)	(21,599)	(19,658)	(17,283)	(14,816)	(13,564)	(13,455)
Net loss	(26,017)	(18,778)	(24,453)	(17,124)	(17,399)	(15,010)	(13,804)	(13,765)
Basic net loss per common share	$(0.53)	$(0.40)	$(0.57)	$(0.41)	$(0.42)	$(0.38)	$(0.37)	$(0.40)
Diluted net loss per common share	$(0.53)	$(0.45)	$(0.57)	$(0.45)	$(0.42)	$(0.38)	$(0.37)	$(0.40)

22. Subsequent Events

The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2020, the number of shares available for issuance under the 2014 Plan increased by 1,659,218.

The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2020, the number of shares available for issuance under the ESPP increased by 207,402.

The Company sold an additional 2,229,514 shares of common stock between January 1, 2020 and February 21, 2020, under the 2019 Sales Agreement discussed in Note 12, resulting in net proceeds of approximately $10,686 after commissions and expenses.