Form 10-Q
period 2020-03-31
OCULAR THERAPEUTIX, INC
filed 2020-05-08
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2020, there were 53,364,261 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our commercialization efforts for our product DEXTENZA®;

•	our plans to develop and commercialize DEXTENZA for additional indications and our other product candidates based on our proprietary bioresorbable hydrogel technology platform;

•	our ability to manufacture DEXTENZA, ReSure Sealant and our product candidates in compliance with current Good Manufacturing Practices, or cGMP;

•	our ability to manage a sales, marketing and distribution infrastructure to support the commercialization of DEXTENZA;
•	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and our other product candidates;
•

our estimates regarding expenses; future revenue; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;

•

our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;

•

our ongoing and planned clinical trials, including our Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, our Phase 1 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma and ocular hypertension, our Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD and our Phase 1 trial of OTX-CSI for the treatment of dry eye disease;

•	our ability to resolve the U.S. Food and Drug Administration warning letter received with respect to ReSure® Sealant on October 18, 2018;
•	the potential advantages of DEXTENZA, ReSure Sealant, and our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products and our ability to secure and maintain reimbursement for our products;
•	our estimates regarding the potential market opportunity for DEXTENZA, ReSure Sealant and our other product candidates;

•

the preclinical and clinical development of our intravitreal implant with protein-based or small molecule drugs, including tyrosine kinase inhibitors, for the treatment of wet AMD and other retinal diseases;  and our implant for intracameral injection for the treatment of glaucoma and ocular hypertension;

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

•	the impact of government laws and regulations;

•	the costs and outcomes of legal actions and proceedings;

•	our ability to continue as a going concern;

•	uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition; and

•	our competitive position.

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

Ocular Therapeutix, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$48,152	$54,437
Accounts receivable, net	3,429	2,548
Inventory	1,107	954
Prepaid expenses and other current assets	2,465	2,231
Total current assets	55,153	60,170
Property and equipment, net	9,473	10,151
Restricted cash	1,764	1,764
Operating lease assets	6,467	6,655
Total assets	$72,857	$78,740
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,839	$3,268
Accrued expenses and other current liabilities	5,018	7,635
Operating lease liabilities	1,181	1,126
Notes payable, net of discount, current	2,074	—
Total current liabilities	11,112	12,029
Operating lease liabilities, net of current portion	8,590	8,905
Derivative liability	15,528	12,124
Notes payable, net of discount	22,987	25,007
2026 convertible notes, net	25,299	24,305
Total liabilities	83,516	82,370
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized and 53,037,703 and 50,333,559 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	394,463	379,980
Accumulated deficit	(405,127)	(383,615)
Total stockholders’ deficit	(10,659)	(3,630)
Total liabilities and stockholders’ deficit	$72,857	$78,740

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Product revenue, net	$2,609	$492
Total revenue, net	2,609	492
Costs and operating expenses:
Cost of product revenue	819	128
Research and development	6,098	11,317
Selling and marketing	7,130	3,347
General and administrative	5,176	5,358
Total costs and operating expenses	19,223	20,150
Loss from operations	(16,614)	(19,658)
Other income (expense):
Interest income	139	329
Interest expense	(1,633)	(1,018)
Change in fair value of derivative liability	(3,404)	3,223
Total other income (expense), net	(4,898)	2,534
Net loss and comprehensive loss	$(21,512)	$(17,124)
Net loss per share, basic	$(0.41)	$(0.41)
Weighted average common shares outstanding, basic	51,900,882	42,251,292
Net loss per share, diluted	$(0.41)	$(0.45)
Weighted average common shares outstanding, diluted	51,900,882	44,174,369

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,512)	$(17,124)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,665	1,942
Non-cash interest expense	1,048	409
Amortization of operating lease asset	—	187
Change in fair value of derivative liability	3,404	(3,223)
Depreciation and amortization expense	734	589
Changes in operating assets and liabilities:
Accounts receivable	(881)	(75)
Prepaid expenses and other current assets	(234)	(667)
Inventory	(153)	(48)
Right of use asset	188	—
Accounts payable	(236)	761
Accrued expenses	(2,617)	(1,891)
Operating lease liabilities	(260)	(246)
Net cash used in operating activities	(18,854)	(19,386)
Cash flows from investing activities:
Purchases of property and equipment	(249)	(725)
Net cash used in investing activities	(249)	(725)
Cash flows from financing activities:
Proceeds from issuance of 2026 convertible notes, net of issuance costs	—	37,345
Proceeds from exercise of stock options	128	1
Proceeds from issuance of common stock upon public offering, net	12,690	4,954
Net cash provided by financing activities	12,818	42,300
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,285)	22,189
Cash, cash equivalents and restricted cash at beginning of period	56,201	60,676
Cash, cash equivalents and restricted cash at end of period	$49,916	$82,865
Supplemental disclosure of cash flow information:
Cash paid for interest	$585	$475
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$21	$176
Derivative liability in connection with issuance of 2026 convertible notes	$—	$14,685

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Stockholders’ Deficit

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balances at December 31, 2019	50,333,559	$5	$379,980	$(383,615)	$(3,630)
Issuance of common stock upon exercise of stock options	46,321	—	128	—	128
Issuance of common stock upon public offering, net of issuance costs	2,657,823	—	12,690	—	12,690
Stock-based compensation expense	—	—	1,665	—	1,665
Net loss	—	—	—	(21,512)	(21,512)
Balances at March 31, 2020	53,037,703	$5	$394,463	$(405,127)	$(10,659)

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

As of March 31, 2020, the Company’s lead product candidate DEXTENZA® (dexamethasone insert) 0.4mg, has been approved by the FDA and the Company’s other product candidates are in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

Based on current plans and including related estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, the Company believes that its existing cash and cash equivalents of $48,152 as of March 31, 2020, together with second quarter net proceeds received to date from sales of common stock pursuant to its 2019 Sales Agreement with Jefferies LLC (note 14), will enable the Company to fund its planned operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2021.  This estimate is subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, an expected rebound in cataract surgeries beginning in the third quarter, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of the Company’s research and clinical development programs, and other aspects of the Company’s business.  The Company has a limited history of commercialization of DEXTENZA and ReSure Sealant, and management does not yet have sufficient historical evidence to assert that it is probable that the Company will receive sufficient revenues from its sales of DEXTENZA and ReSure Sealant to fund operations.  Therefore, management has determined that the Company’s accumulated deficit, history of losses, negative cash flows from operations and future expected losses raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these financial statements. The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of March 31, 2020, the Company had an accumulated deficit of $405,127.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The accompanying unaudited financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K on file with the SEC.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2020 and results of operations and cash flows for the three months ended March 31, 2020 and 2019 have been made.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Risks and Uncertainties

The Company is monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets. To date, the Company has not experienced material business disruption, nor has it incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to assess the financial impact.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

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

The Company’s cash equivalents at March 31, 2020 and December 31, 2019, were carried at fair value determined according to the fair value hierarchy described above (Note 3).  The Company’s derivative liability at March 31, 2020 was carried at fair value determined according to the fair value hierarchy described above and classified as a Level 3 measurement. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

The carrying value of the Company’s variable interest rate notes payable (Note 8) are recorded at amortized costs, which approximates fair value due to their short-term nature.

On March 1, 2019, the Company issued $37,500 aggregate principal amount of unsecured senior subordinated convertible notes (the “2026 Convertible Notes”) (Note 5) and is carried, net of derivative liability, at its amortized cost of $25,299 at March 31, 2020. The estimated fair value of the 2026 Convertible Notes was $38,873 at March 31, 2020. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The main input when determining the fair value for disclosure purposes is the bond yield which is updated each period to reflect the yield of a comparable instrument issued as of the valuation date.  The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

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

The Company recognizes revenue on product sales when the customer obtains control of the Company's product, which occurs at a point in time (upon delivery to the customer). The Company has determined that the delivery of DEXTENZA to its customers constitutes a single performance obligation.  There are no other promises to deliver goods or services beyond what is specified in each accepted customer order.  The Company has assessed the existence of a significant financing component in the agreements with its customers.  The trade payment terms with the Company’s customers do not exceed one year and therefore the Company has elected to apply the practical expedient and no amount of consideration has been allocated as a financing component.  Product revenues are recorded net of applicable reserves for variable consideration, including rebates, discounts and allowances.

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

Trade Discounts and Allowances—The Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through March 31, 2020, as well as a reduction to accounts receivables, net on the consolidated balance sheets.

Product Returns— Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company in certain circumstances as further discussed below.  The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses and other current liabilities, in the accompanying consolidated balance sheets.  The Company currently estimates product return reserves using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company believes the returns of DEXTENZA will be minimal.

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

Other Incentives— Other incentives which the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as accrued expenses and other current liabilities on the consolidated balance sheets.

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

For the three months ended March 31, 2020, three individual customers accounted for 36%, 22% and 13% of the Company’s total revenue and three customers accounted for 46%, 21% and 16% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable at March 31, 2020.

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

Inventory consisted of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$200	$217
Work-in-process	118	148
Finished goods	789	589
	$1,107	$954

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

Restricted Cash

The Company held restricted cash of $1,764 at March 31, 2020 and December 31, 2019, on its consolidated balance sheet.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	March 31,	March 31,	December 31,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$48,152	$76,251	$54,437	$54,062
Restricted cash	1,764	6,614	1,764	6,614
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$49,916	$82,865	$56,201	$60,676

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

Recently Issued and Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020, and did not have a material impact on the Company’s disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 makes targeted improvements to GAAP for collaborative arrangements, including (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. This standard became effective for the Company on January 1, 2020 and the adoption of ASU 2018-18 did not have a material impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued amendments to accounting guidance that simplify the accounting for income taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. The Company early adopted the amendments as of January 1, 2020, on a prospective basis. The amendments did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its condensed consolidated financial statements and related disclosures.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$45,321	$—	$45,321

Liability:
Derivative liability (Note 4)	—	—	15,528	15,528
Total	$—	$45,321	$15,528	$60,849

	Fair Value Measurements as of
	December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$45,156	$—	$45,156

Liability:
Derivative liability (Note 4)	—	—	12,124	12,124
Total	$—	$45,156	$12,124	$57,280

During the three months ended March 31, 2020 there were no transfers between Level 1, Level 2 and Level 3.

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

The fair value of the 2026 Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The main inputs to valuing the 2026 Convertible Notes with the conversion option as of March 31, 2020 include the Company’s stock price on the valuation date ($4.95 on March 31, 2020), the expected annual volatility of the Company’s stock (88%) and the bond yield (15.0%), which was derived by making the fair value of the 2026 Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

A roll forward of the derivative liability is as follows:

As of
March 31, 2020
Balance at December 31, 2019	$12,124
Change in fair value	3,404
Balance at March 31, 2020	$15,528

5. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount  at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed.  The Company includes the deferred interest in the balance of the 2026 Convertible Notes on its consolidated balance sheet. The effective annual interest rate for the 2026 Convertible Notes was 14.8% through March 31, 2020.

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

A summary of the 2026 Convertible Notes at March 31, 2020 is as follows:

March 31,
2020
2026 Convertible Notes	$37,500
Less: unamortized discount	(14,676)
22,824
Accrued interest	2,475
Total	$25,299

6. Income Taxes

The Company did not provide for any income taxes in its consolidated statement of operations and comprehensive loss for the three month periods ended March 31, 2020 or 2019.  The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2020 and December 31, 2019, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2020 or December 31, 2019.  As of March 31, 2020 and December 31, 2019, the Company had no accrued interest or tax penalties recorded related to income taxes.  The Company’s income tax return reporting periods since December 31, 2015 are open to income tax audit examination by the federal and state tax authorities.  In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

7. Collaboration Agreement

In October 2016, the Company entered into a Collaboration, Option and License Agreement (the “Collaboration Agreement”) with Regeneron Pharmaceuticals, Inc.  (“Regeneron”) for the development and potential commercialization of products containing the Company’s extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.  The Collaboration Agreement does not cover the development of any product candidates that deliver small molecule drugs, including tyrosine kinase inhibitors, or TKIs, or deliver large molecule drugs other than those that target VEGF proteins.

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

If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan.  The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates.  If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product.  Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.  Through March 31, 2020, the Option has not been exercised, and no payments have been made.

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

8. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”).  The Company has a total borrowing capacity of $25,000 under the Credit Facility which has been fully drawn down as of March 31, 2020.

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

Borrowings outstanding are as follows:

	March 31,	December 31,
	2020	2019
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	223	180
Unamortized discount	(162)	(173)
	25,061	25,007
Less: current portion	(2,074)	—
Long-term notes payable	$22,987	$25,007

As of March 31, 2020, the annual repayment requirements for the Credit Facility, inclusive of the final payment of $875 due at expiration, were as follows:

		Interest and
Year Ending December 31,	Principal	Final Payment	Total
2020 (April 1 through December 31)	—	1,864	1,864
2021	8,333	2,094	10,427
2022	8,333	1,270	9,603
2023	8,334	1,320	9,654
	$25,000	$6,548	$31,548

Interest paid amounted to $585 and $475 for the three months ended March 31, 2020 and 2019, respectively.

9. Common Stock

On April 5, 2019, the Company entered into an Open Market Sales AgreementSM (the “2019 Sales Agreement”) with Jefferies, LLC (“Jefferies”), under which the Company may offer and sell its common stock having aggregate proceeds of up to $50,000 from time to time through Jefferies, acting as agent.   In the three months ended March 31,

2020, the Company sold 2,657,823 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $12,690, after commissions and expenses.  Through March 31, 2020, the Company sold 9,995,282 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $45,316 after underwriting discounts and commissions and expenses.

In November 2016, the Company entered into a controlled equity offering sales agreement (the “2016 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), under which the Company could offer and sell its common stock having aggregate proceeds of up to $40,000 from time to time. In the three months ended March 31, 2019, the Company sold 1,318,481 shares of common stock at-the-market under the 2016 Sales Agreement, resulting in net proceeds of approximately $4,954 after underwriting discounts and commissions and expenses. Through March 31, 2019, the Company sold 6,330,222 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $38,381 after underwriting discounts and commissions and expenses. As of February 25, 2019, the Company had no amounts remaining available for future sale under the 2016 Sales Agreement. On February 28, 2019, pursuant to the 2016 Sales Agreement, the Company delivered a termination notice to Cantor, terminating the 2016 Sales Agreement.

10. Net Loss Per Share

Basic net loss per share was calculated as follows for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(21,512)	$(17,124)
Denominator:
Weighted average common shares outstanding, basic	51,900,882	42,251,292
Net loss per share attributable to common stockholders, basic	$(0.41)	$(0.41)

For the three months ended March 31, 2020 there is no dilutive impact. Therefore, diluted net loss per share is the same as basic net loss per share. Diluted net loss per share was calculated as follows for the three months ended March  31, 2019:

Three Months Ended March 31,
2019
Net loss attributable to common stockholders, basic	$(17,124)
Interest expense on 2026 Convertible Notes	356
Change in fair value of derivative liability	(3,223)
Net loss attributable to common stockholders, diluted	$(19,991)

Weighted average common shares outstanding, basic	42,251,292
Shares issuable upon conversion of 2026 Convertible Notes, as if converted	1,923,077
Weighted average common shares outstanding, diluted	44,174,369

Net loss per share attributable to common stockholders, diluted	(0.45)

The Company excluded the following common stock equivalents, outstanding as of March 31, 2020 and 2019, from the computation of diluted net loss per share for the three months ended March 31, 2020 and the three months ended March 31, 2019 because they had an anti-dilutive impact.  The Company also excluded the shares issuable upon conversion of the 2026 Convertible notes from the computation of diluted net loss per share for the three months ended March 31, 2020 because they had an anti-dilutive impact.

	As of March 31,
	2020	2019
Options to purchase common stock	9,292,354	7,296,948
Warrants for the purchase of common stock	18,939	18,939
	9,311,293	7,315,887

11. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards.  The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2020, the number of shares available for issuance under the 2014 Plan was increased by 1,659,218.  During the three months ended March 31, 2020, the Company granted options to purchase 1,690,850 shares of common stock, at a weighted exercise price of $4.40 per share, respectively. As of March 31, 2020,  877,252 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”).  The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors.  On January 1, 2020, the number of shares available for issuance under the 2014 Plan was increased by 207,402.  During the three months ended March 31, 2020, no shares of common stock were issued.  As of March 31, 2020,  685,369 shares remained available for issuance under the ESPP.

Inducement Stock Option Awards

The Company has a 2019 Inducement Stock Incentive Plan (the “Inducement Plan”), which became effective and  was approved by the Board of Directors of the Company on October 29, 2019.  Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).  For the avoidance of doubt, neither consultants nor advisors shall be eligible to participate in the Inducement Plan.  Each person who is granted an Award under the Inducement Plan is deemed a “Participant.” The Inducement Plan provides for the following types of awards, each of which is referred to as an “Award”: non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The number of shares of common stock that may be issued under the Inducement Plan is 500,000.  As of March 31, 2020, 446,000 shares remained available for issuance under the Inducement Plan.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations:

	Three Months Ended
	March 31,
	2020	2019
Research and development	$375	$620
Selling and marketing	371	219
General and administrative	919	1,103
	$1,665	$1,942

As of March 31, 2020, the Company had an aggregate of $14,103 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.

As of March 31, 2020, there were no outstanding unvested service-based stock options held by nonemployees for the purchase of common stock.

12. Commitments and Contingencies

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through March 31, 2020, royalties paid under this agreement related to product sales were $341 and have been charged to cost of product revenue.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2020.

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

Collaboration Agreement

On October 10, 2016, the Company entered into a Collaboration Agreement with Regeneron (Note 7).  If the Option to enter into an exclusive worldwide license is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances; the timing of such payments are not known.  If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions. Through March 31, 2020, the Option has not been exercised and no payments have been made to Regeneron.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased the Company’s common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018.  The court held oral argument on the motion to dismiss on February 6, 2019.  By order dated April 30, 2019, the court granted defendants’ motion to dismiss.  On May 31, 2019, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit regarding the District Court’s opinion and order of dismissal of the Complaint.  The First Circuit held an oral argument on the appeal on February 4, 2020.  The First Circuit issued their decision on April 9, 2020, affirming the District Court’s dismissal of the class action.

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

13. Related Party Transactions

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters.  Mr. Jonathan M. Sparks, Ph.D., a partner at McCarter & English, has also served in the capacity as the Company’s in-house counsel since October 2017. The Company incurred fees for legal services rendered by McCarter of $256 and $307 for the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020 and December 31, 2019, there was $73 and $107, respectively, recorded in accounts payable and $80 and $242, respectively, recorded in accrued expenses for McCarter.

14. Subsequent Events

The Company sold an additional 326,558 shares of common stock between April 1, 2020 and May 7, 2020, under the 2019 Sales Agreement discussed in Note 9, resulting in net proceeds of approximately $1,667 after commissions and expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2020.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties.  As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

In November 2018, the FDA approved our new drug application, or NDA, for DEXTENZA® (dexamethasone ophthalmic insert) 0.4mg for intracanalicular use for the treatment of ocular pain following ophthalmic surgery.  DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular pain for up to 30 days with a single administration.  In June 2019, the FDA approved our supplemental new drug application, or sNDA, for DEXTENZA to treat post-surgical ocular inflammation. On July 1, 2019, we commercially launched DEXTENZA in the United States for the treatment of post-surgical ocular inflammation and pain. We enrolled a 96-subject, pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis and reported topline results in April 2020.

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

Our earlier stage assets include two development programs that have initiated clinical trials: OTX-TIC, an intracameral travoprost implant for the reduction of IOP in patients with glaucoma and ocular hypertension, and OTX-TKI, an intravitreal injection by fine gauge needle of a hydrogel, anti-angiogenic formulation of a tyrosine kinase inhibitor, or TKI, for the treatment of wet AMD. We are evaluating OTX-CSI (intracanalicular cyclosporine insert) for the treatment of signs and symptoms of dry eye disease, or DED.  We filed an IND for OTX-CSI in December 2019 and recently initiated a Phase 1 trial.  We plan to treat at least one subject in the Phase 1 clinical trial during the second quarter of 2020.   We also have a collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel in combination with Regeneron’s VEGF inhibitor, aflibercept, currently marketed under the brand name Eylea. We delivered an initial formulation to Regeneron in late 2018 that was subsequently determined to not achieve the goals of the program. We are currently negotiating an amendment to the initial collaboration to deliver additional formulations going forward.

In addition to our ongoing drug product development, we currently market ReSure® Sealant, a hydrogel ophthalmic wound sealant approved by the FDA to seal corneal incisions following cataract surgery. We are also assessing the potential use of our hydrogel platform technology in other areas of the body.

Business Update Regarding COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are also impacting our employees, patients, communities and business operations.  Although the pandemic did not have a significant impact on our financial results for the three month period ended March 31, 2020, the implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, adversely affected our business.  The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.  Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our clinical development programs.  For additional information on risks posed by the COVID-19 pandemic, please see “Part II, Item 1A – Risk Factors – Risks Related to the COVID-19 Pandemic,” included elsewhere in this Quarterly Report on Form 10-Q.

DEXTENZA ® (dexamethasone ophthalmic insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. In November 2018 the FDA approved our NDA for DEXTENZA for the treatment of post-surgical ocular pain. In June 2019, the FDA approved our sNDA, for DEXTENZA to treat post-surgical ocular inflammation. In connection with our July 1, 2019 commercial launch of DEXTENZA for post-surgical ocular inflammation and pain, we have built our own highly targeted, key account manager, or KAM, sales force that focuses on the ambulatory surgical centers, or ASCs, responsible for the largest volumes of cataract surgery.  Since the commercial launch of DEXTENZA, we have expanded our field sales team by 50% to a total of 30 KAMs.  DEXTENZA is now available through a network of distributors.  Our initial commercial efforts are focused on the approximately two million cataract procedures performed annually under Medicare Part B.  Following our receipt of FDA approval on November 30, 2018, we submitted an application for a C-code for transitional pass-through payment status.  On May 29, 2019, we received formal notification from the Centers for Medicare and Medicaid Services, or CMS, that it had approved transitional pass-through payment status and established a new reimbursement code for DEXTENZA. The code, C9048, became effective on July 1, 2019.  On December 28, 2018, we submitted an application for a J-code for permanent payment status.  In July 2019, we subsequently received a specific and permanent J-code, J1096, that became effective October 1, 2019.  With the effectiveness of our permanent J-code as of October 1, 2019, our C-code is no longer in effect.

A C-code is a unique temporary pricing code established by the CMS, for the Prospective Payment System and is only valid for claims for services and procedures in hospital outpatient departments and ambulatory surgery settings.  A J-Code is a permanent code used to report drugs that ordinarily cannot be self-administered.  J-codes are familiar to both medical practices and their billing staffs, as well as Medicare (Part B and Part C) and commercial insurers. As a result, J-codes allow for a simpler and more convenient reimbursement process.

We have completed three Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain. The data from two of these three completed Phase 3 clinical trials and a prior Phase 2 clinical trial were used to support our NDA for post-surgical ocular pain. We submitted a sNDA for DEXTENZA for the treatment of post-surgical ocular inflammation in January 2019.  In June 2019, the FDA approved the sNDA. We have also completed three Phase 3 clinical trials of DEXTENZA for the treatment of allergic conjunctivitis and a Phase 2 clinical trial of DEXTENZA for the treatment of dry eye disease.

In the third quarter of 2019, we began dosing patients in an 96-subject, pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis.  This Phase 3 clinical trial is a U.S.-based, multi-center, 1:1 randomized, double-masked, placebo-controlled trial that is fully enrolled, and is testing the safety and efficacy of DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg versus a placebo vehicle punctum plug using the Ora, Inc.’s modified Conjunctival Allergen Challenge (Ora-Cac®), or CAC, Model. The trial is designed to assess the effect of DEXTENZA compared with a placebo on allergic reactions using a series of successive allergen challenges over a 30-day period.  The primary efficacy measure for this trial was ocular itching on day 8 at 3 minutes, 5 minutes and 7 minutes post-challenge and included subjects with seasonal and perennial allergens. The trial’s primary endpoint was ocular itching measured on a subject-reported 5-point scale (0 to 4) at three pre-specified time points on day 8 in the afternoon, 1 week after the insertion of DEXTENZA on day 1.

In April 2020, we reported topline results of this Phase 3 clinical trial.  DEXTENZA-treated subjects demonstrated a statistically significant (p-value < 0.0001) difference in mean ocular itching scores, compared to vehicle-treated subjects, at all three pre-specified time points (see the table below). An assessment of the secondary endpoint of ocular itching at all other visits (day 7, day 8 (morning), day 8 (afternoon at 10 minutes following exposure), day 14, and day 15 (morning and afternoon)) also showed that DEXTENZA-treated subjects reported lower itching scores than vehicle-treated subjects at 3 minutes, 5 minutes, 7 minutes and 10 minutes post-exposure to the allergen challenge (p-value <.05 for all 21 time points except day 7 at 3 minutes).

Primary Efficacy Endpoint Ocular Mean Itching Scores at Day 8 (PM)

Least Square Means; Population: Intent-to-treat(ITT)  + Markov Chain Monte Carlo (MCMC) Imputation

In the trial, DEXTENZA was observed to have a favorable safety profile and be well-tolerated with no serious adverse events observed.  No subjects required rescue medication and no subjects experienced elevated intraocular pressure. There were 8 ocular treatment emergent adverse events in this trial (2 in the DEXTENZA group and 6 in the vehicle group).

These data are generally consistent with our observations in our prior Phase 2 and Phase 3a clinical trials using a similar repeat CAC model, as reflected in the table below.

Primary Efficacy Endpoint Mean Ocular Itching Scores Across All Studies

*Primary endpoint assessed at Day 15 (all others, Day 8); Population: ITT + LOCF (Phase 2) & ITT + MCMC (Phase 3)

The Company is continuing to assess additional secondary endpoints from our Phase 3 clinical trial. Upon the completion of our review, we plan to request a meeting with the FDA regarding the potential submission in 2020 of a supplemental new drug application for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional approved indication.  We believe that the totality of the efficacy and safety data across the

Phase 2 trial and the three Phase 3 trials (n = 323 subjects), as well as the safety data associated with the prior approval of DEXTENZA for the treatment of inflammation and pain following ophthalmic surgery, represent a strong package for our discussion with the FDA.

We are currently initiating sites to evaluate DEXTENZA in pediatric subjects that are 0 to 3 years of age undergoing cataract surgery, and we expect to enroll our first subject in the fourth quarter of 2020.  The planned pediatric trial is a post-approval commitment to the FDA.  Additionally, we have received proposals for, and plan to support, several investigator-initiated trials evaluating DEXTENZA in different clinical situations.   To date, third-party clinical investigators have initiated nine trials to study the use of DEXTENZA in cataract surgery and other potential indications. The first trial to fully enroll is a study comparing DEXTENZA to current standard of care, prednisolone acetate, for patients who have undergone LASIK surgery. The remaining eight trials are all currently enrolling and treated patients are being followed.

In addition, we believe that DEXTENZA has potential as a short-term therapy for more severe cases of episodic dry eye caused by inflammation.  We completed an exploratory Phase 2 trial in 2015 studying DEXTENZA for the treatment of episodic dry eye disease and have identified both clinical and regulatory pathways for the further development of this product candidate, subject to capital availability.

OTX-CSI (cyclosporine ophthalmic insert) and Other Programs

 OTX-CSI incorporates the FDA-approved immunomodulator cyclosporine as an active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert.  OTX-CSI is designed to release cyclosporine for approximately three months to increase tear production for the treatment of dry eye disease. We filed an IND for OTX-CSI in the United States in December 2019 and recently initiated a Phase 1 clinical trial to evaluate its safety, biological activity, durability, and tolerability.  We plan to treat at least one subject in the Phase 1 clinical trial during the second quarter of 2020.

In addition, we currently have a number of preclinical programs that we have positioned for further development including OTX-BPI for acute ocular pain and OTX-BDI for post-operative inflammation, pain and bacterial infection prophylaxis.

Glaucoma Programs

Glaucoma is a large market and a disease that is estimated to impact more than 2.7 million people age 40 or older in the U.S.  The primary goal of glaucoma treatment is to slow the progression of this chronic disease by reducing intraocular pressure, or IOP, and many medications can accomplish this.  Importantly, however, adherence to current topical glaucoma therapies is known to be particularly poor with reported rates of non-adherence from 30% to 80%.  These low compliance rates may be associated with disease progression and loss of vision, and may be part of the reason that glaucoma is a leading cause of blindness in people over 60 years of age.

Prostaglandins are the most commonly used class of medications to treat patients with glaucoma and are administered via daily eye drops as the current standard of care.  The ability of patients to use and place daily eye drops is challenging. The products that we are developing are designed to address the issue of compliance by delivering a prostaglandin analog formulated with our programmed release hydrogel to lower intraocular pressure for several months with a single insert or a single implant.

OTX-TIC (intracameral travoprost implant)

OTX-TIC is our product candidate for glaucoma patients in need of a more significant reduction in IOP. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP reduction in humans. Our investigational new drug application, or IND, for our U.S. trial became effective in the first quarter of 2018, and we dosed the first patient in May 2018. The study is a multi-center, open-label, dose escalation, proof of concept study to evaluate the safety, biological activity, durability and tolerability of OTX-TIC compared to topical travoprost (eye drops) in patients with primary open-angle glaucoma or ocular hypertension.  We presented initial results from the first cohort, comprised of five patients, in this clinical trial at the Association of Research and Vision of Ophthalmology (ARVO) meeting in April 2019 and the American Society of Cataract and Refractive Surgery annual meeting in May 2019.  This data demonstrated that, with a single implant, subjects were able to achieve IOP lowering for up to thirteen months at a level least as good as the current standard of care topical eye drop that was placed in each subject’s non-study eye. In addition, the hydrogel carrier, as designed, biodegraded in approximately five to seven months. There were no clinically meaningful changes in corneal health as measured by endothelial cell evaluation and corneal pachymetry. Several subjects reported low grade inflammation and peripheral anterior synechiae that we believe may be addressable with modifications to the implants.

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

Cohort 1:  Mean IOP Change from Baseline at 8:00 a.m.

n=5 n=5 n=4 n=5 n=5 n=5 n=5 n=4 n=4 n=3 n=2 n=2 n=2 n=1 n=1 n=1 n=1 n=1 n=1 n=1 n=1
Day 1 Day 3 Day 7 Day 14 Day 28 Day 42 Day 85 Mo 4 Mo 5 Mo 6 Mo 7 Mo 8 Mo 9 Mo 10 Mo 11 Mo 12 Mo 13 Mo 14 Mo 15 Mo 16 Mo 18
Mean IOP Change (8 AM Measurements, mmHg)
0
-1
-2
-3
-4
-5
-6
-7
-8
-9
-10
-11
-12
-13
-14
-1.5 -1.4
-7.4 -4.6
-8.8 -7.6
-8.7 -8.0
-9.1 -6.6
-7.0 -5.0
-5.6 -5.2
-7.6 -5.8
-5.8 -5.7
-7.5 -5.0
-9.6 -6.8
-7.1 -7.8
-6.6 -6.3
-9.8 -4.8
-8.8 -10.8
-8.8 -12.8
-10.8 -9.3
-8.8 -8.8
-9.8 -6.8
-7.8 -6.8
-8.8 -7.8
SE (OTX-TIC) 15 µg
NSE (Travatan)

Cohort 2:  Mean IOP Change from Baseline at 8:00 a.m.

n=4 n=4 n=4 n=4 n=4 n=4 n=4 n=4 n=4 n=4 n=4 n=2 n=2
Day 1
Day 3
Day 7
Day 14
Day 28
Day 42
Day 85
Mo 4
Mo 5
Mo 6
Mo 7
Mo 8
Mo 9
Mean IOP Change (8 AM Measurements, mmHg)
0
-1
-2
-3
-4
-5
-6
-7
-8
-9
-10
-11
-12
-13
-14
-2.6
-1.9
-8.5
-11.6
-8.8
-7.3
-7.4
-6.1
-6.0
-3.6
-4.1
-4.4
-7.0
-5.6
-6.8
-6.5
-6.7
-5.9
-6.1
-6.0
-5.3
-7.8
-3.1
-8.6
-5.9
-5.9
SE (OTX-TIC)
NSE (Travatan)

We are currently collecting additional data from the first two cohorts, have fully enrolled the third cohort to assess the impact of a faster degrading implant with the same therapeutic dose as administered in cohort one and are enrolling a fourth cohort to assess an additional formulation with a smaller implant of OTX-TIC.  Enrollment in our fourth cohort has recently slowed due to COVID-19, but we continue to expect to provide topline data for the third and fourth cohorts in the second half of 2020.

OTX-TP (intracanalicular travoprost insert)

Our product candidate OTX-TP is an intracanalicular insert that delivers a preservative-free formulation of the drug travoprost for the reduction of IOP in patients with primary open-angle glaucoma or ocular hypertension. OTX-TP is designed to lower IOP for up to 90 days and to address the poor adherence associated with chronic, daily eye drop regimens, the current standard of care.

On May 20, 2019, we reported topline results of the Phase 3 randomized, double blind, placebo-controlled clinical trial that was conducted across more than 50 sites and enrolled 554 subjects with open-angle glaucoma or ocular hypertension in the full analysis set, or FAS, population. The trial’s primary efficacy endpoint was an assessment of mean IOP at nine different time points, three diurnal time points (8 a.m., 10 a.m., and 4 p.m.) at each of 2, 6, and 12 weeks following insertion. The secondary endpoints included an evaluation of whether OTX-TP demonstrated a statistically superior mean reduction of IOP from baseline for OTX-TP treated subjects compared with placebo insert treated subjects compared with placebo insert treated subjects at the same nine time points.  Topline results show that the trial did not achieve its endpoint of statistically significant superiority in mean reduction of IOP compared with placebo at all nine time points. OTX-TP treated subjects did have a greater reduction in IOP from baseline relative to placebo insert at all nine time points, and these differences were statistically significant (p value < 0.05) for eight of the nine time points. The reductions from baseline for OTX-TP treated subjects in this trial ranged from 3.27-5.72 millimeters of mercury (mm Hg) across the nine time points with higher levels of intraocular pressure reduction seen at the earlier time points in this trial.

OTX-TP was generally well tolerated and no ocular serious adverse events were observed. The most common ocular adverse events seen in the study eye were dacryocanaliculitis (approximately 7.0% in OTX-TP vs. 3.0% in placebo) and lacrimal structure disorder (approximately 6.0% in OTX-TP vs. 4.0% in placebo).

We have met with the FDA to discuss data we reported in May 2019 from our completed Phase 3 trial.  Our conversation with the FDA was productive and involved a discussion around the importance of compliance and how a product like OTX-TP could address the issue of non-compliance by delivering a prostaglandin analog formulated with our programmed-release hydrogel to lower intraocular pressure for up to 12 weeks with a single insert.  While the FDA did not feel that the data from this clinical trial met the standard of clinical meaningfulness in the population studied, there were constructive discussions about potential pathways forward in specific patient populations for whom drops are problematic. Based on the feedback following these discussions with the FDA, we do not intend to initiate a second Phase 3 clinical trial at this time without the assistance of a collaborative partner.  We believe that if we were to find a partner for our OTX-TP program, we or such partner could decide to conduct additional Phase 2 clinical trials to address feedback from the FDA prior to another Phase 3 clinical trial.  Given the potential use of OTX-TP as a chronic therapy, however, we have decided to continue an ongoing open-label, one-year safety extension study, generating six-month and one-year safety data for a limited number of subjects to support a potential product registration in the future.  We anticipate data from this safety study including pharmacokinetic data later this year.

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

OTX-TKI (tyrosine kinase inhibitor intravitreal implant containing axitinib)

The global market for wet AMD is nearing $11 billion and growing annually at approximately 8%. OTX-TKI is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the biological activity, tolerability and pharmacokinetics of OTX-TKI. In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. In the first quarter of 2019, we began dosing patients in a Phase 1 clinical trial in Australia. This clinical trial is a multi-center, open-label, dose escalation study designed to evaluate the safety, durability and tolerability of OTX-TKI. We also plan to evaluate biological activity by following visual acuity over time and measuring retinal thickness using spectral domain optical coherence tomography.  Two cohorts of six subjects each have been enrolled, a lower dose cohort of 200 µg and a higher dose cohort of 400 µg.  We have recently amended the current protocol to enroll a third cohort of subjects to receive a higher dose of 600 µg.

Interim data was presented at the Annual VIT Buckle Society Meeting in April of 2020 by Robert L. Avery, M.D., a member of the independent Data Safety and Monitoring Committee.  Preliminary conclusions to date from the presentation provided support that OTX-TKI (see table below):

•	Was generally well-tolerated and observed to have a favorable safety profile;
•	Showed a decrease in intraretinal or subretinal fluid in some subjects by two months;
•	Demonstrated durability of therapy for up to four and half months in several subjects in the second, higher dose cohort;
•	Demonstrated consistent bio-resorption of the implant in all subjects in the first cohort by ten and one-half months; and
•	Was observed to show limited to no movement which was not clinically noticeable to subjects.

Change in Best Corrected Visual Acuity and Central Subfield Thickness Values: Cohort 2

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

In December 2017, we delivered to Regeneron a proposed final formulation for the initial preclinical tolerability study.  Regeneron initiated a preclinical tolerability study in early 2018.  We and Regeneron have subsequently reached an understanding that the proposed formulation did not meet the goals of the program and was not final, and we and Regeneron have ceased development of it.  We are currently in discussions with Regeneron, in accordance with the terms of the Collaboration Agreement, regarding the development of an alternative formulation.

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

A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the Device Exposure Registry Study requirements.  In a letter dated June 7, 2019 from the FDA, the agency acknowledged receipt of a letter dated March 29, 2019 from us in which we proposed conducting the proposed retrospective analysis of the IRIS Registry, comparing endophthalmitis rates from sites that purchased ReSure versus those sites that did not purchase ReSure.  If the rates are no different, the FDA has indicated that it will consider the post-approval requirement to have been fulfilled.  If there is a statistically significant increase in endophthalmitis rates at sites purchasing ReSure compared with those not purchasing ReSure, a prospective study will be required.  The FDA has indicated it will consider our response to the warning letter adequate once it approves the study protocol for the retrospective analysis of the IRIS Registry and the outline of the prospective study.  In December 2019, we submitted the protocol for the agreed upon retrospective study and the prospective study outline, as required per the terms of the warning letter.  We received feedback from the FDA in February 2020 and we responded to the FDA in March 2020.  In May 2020, the protocol was approved by the FDA. While ReSure Sealant remains commercially available in the United States, there is no sales support currently provided to the product. We have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2020.

Additional Potential Areas for Growth

We continue to leverage the potential of our hydrogel platform to explore areas for growth with our focus on formulating, developing and commercializing innovative therapies for diseases and conditions of the eye.

We are also assessing the potential use of our hydrogel platform technology in other areas of the body and have studied several localized delivery platforms including via wound inlays; sinus and ear inserts; and subcutaneous, peripheral, and intra-articular injections.  In September 2018, we entered into a second amended and restated license agreement, or Second Amended Agreement, with Incept LLC, an intellectual property holding company, or Incept. The Second Amended Agreement expands the scope of our intellectual property license to include products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions.

Financial Position

We have generated limited revenue to date.  All of our local programmed-release drug delivery products are in various phases of early commercial, clinical and preclinical development.  Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications, OTX-TIC for glaucoma and ocular hypertension, and OTX-TKI for wet AMD.  Since inception, we have incurred significant operating losses.  Our net loss was $21.5 million and $17.1 million for the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020, we had an accumulated deficit of $405.1 million.

Our total costs and operating expenses were $19.2 million for the three months ended March 31, 2020, including $2.4 million in non-cash stock-based compensation expense and depreciation expense. Our operating expenses have grown as we continue to support the commercial launch of DEXTENZA following its entry into the market in July 2019; continue to pursue the clinical development OTX-TIC, OTX-TKI and DEXTENZA for additional indications; continue the internal development of our intravitreal hydrogel formulation for the local programmed-release of protein-based or small molecule anti-angiogenic drugs, such as OTX-IVT for the treatment of wet AMD and other back-of-the-eye diseases; continue the research and development of our other product candidates; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results.  We expect to incur substantial sales and marketing expenses in connection with the ongoing DEXTENZA commercial launch and that of any of our other product candidates.  In addition, we will continue to incur additional costs associated with operating as a public company, including legal costs associated with any pending legal proceedings.

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

In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $35.1 million after deducting underwriting discounts and commissions and offering expenses.

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

On April 5, 2019, we entered into an Open Market Sales AgreementSM,  or the 2019 Sales Agreement,  with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent.  In the first quarter of 2020,  we sold 2,657,823 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $12.7 million after commissions and expenses.  From inception to May 1, 2020, we have sold 10,321,840 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $47.1 million after underwriting discounts and commissions and expenses.

On August 2, 2019, we entered into the Second Amendment of our Third Amended and Restated Credit and Security Agreement, between us and our senior note lenders MidCap Financial and Silicon Valley Bank, whereby the lenders agreed to remove the restrictions on the $5.0 million of restricted cash required under the Third Amended and Restated Credit and Security Agreement as of June 30, 2019.

We had cash and cash equivalents of $48.2 million, as of March 31, 2020. Based on current plans including related estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that existing cash and cash equivalents, together with second quarter net proceeds from sales of common stock pursuant to the 2019 Sales Agreement with Jefferies LLC, will enable us to fund planned operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2021.This estimate is subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, an expected rebound in cataract surgeries beginning in the third quarter, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business. While it is difficult to predict the extent or duration of the impact of the global COVID-19 pandemic on future financial results, the COVID-19 pandemic has disrupted, and is expected to continue to adversely effect, our operations and has significantly affected revenue in the second quarter.    We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  We will need to raise additional capital to support our ongoing operations.  See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through March 31, 2020, we have generated limited amounts of revenue from the sales of our products.  We began to recognize limited product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019.  Our ReSure Sealant product received premarket approval from the FDA in January 2014.  We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2020. Until June 2019, ReSure Sealant was our only source of revenue from product sales. We may generate revenue in the future if we successfully commercialize DEXTENZA and develop and commercialize one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

For the three months ended March 31, 2020, three individual customers accounted for 37%, 23% and 13% of the Company’s total revenue and three customers accounted for 47%, 21% and 16% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable at March 31, 2020.

For the year ended December 31, 2019, two individual customers accounted for 27% and 11% of the Company’s total revenue and three customers accounted for 39%, 18% and 11% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable for the year ended December 31, 2019.

Although the COVID-19 pandemic did not have a significant impact on our financial results for the three month period ended March 31, 2020, the implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, adversely affected our business.  A reduction in elective cataract surgeries has had, and is expected to continue to have, an adverse impact on product revenues from DEXTENZA and ReSure Sealant.  The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs.  During the three months ended March 31, 2020 and 2019, we incurred limited marketing expenses in connection with ReSure Sealant, which we began commercializing in 2014, and selling and marketing expenses in connection with the commercial launch and ongoing sales of DEXTENZA. As we have now commercially launched DEXTENZA, our selling and marketing expenses will continue to increase.

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

Other Income (Expense)

Interest Income.  Interest income consists primarily of interest income earned on cash and cash equivalents.  In the three months ended March 31, 2020 and 2019, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements.  On an ongoing basis, we evaluate our estimates and judgments.  We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2020 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Revenue:
Product revenue, net	$2,609	$492	$2,117
Total revenue, net	2,609	492	2,117
Costs and operating expenses:
Cost of product revenue	819	128	691
Research and development	6,098	11,317	(5,219)
Selling and marketing	7,130	3,347	3,783
General and administrative	5,176	5,358	(182)
Total costs and operating expenses	19,223	20,150	(927)
Loss from operations	(16,614)	(19,658)	3,044
Other income (expense):
Interest income	139	329	(190)
Interest expense	(1,633)	(1,018)	(615)
Change in fair value of derivative liability	(3,404)	3,223	(6,627)
Total other income (expense), net	(4,898)	2,534	(7,432)
Net loss	$(21,512)	$(17,124)	$(4,388)

Revenue

We generated $2.6 million of revenue during the three months ended March 31, 2020 from sales of our DEXTENZA and ReSure Sealant products, of which $2.1 million was attributable to sales of DEXTENZA and $0.5 million was attributable to sales of ReSure Sealant.  We generated $0.5 million of revenue during the three months ended March 31, 2019, from sales of our ReSure Sealant product.  We began to recognize product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$27	$49	$(22)
DEXTENZA for post-surgical ocular inflammation and pain	279	149	130
DEXTENZA for ocular itching associated with allergic conjunctivitis	759	—	759
OTX-TP for glaucoma and ocular hypertension	128	835	(707)
OTX-TIC for glaucoma and ocular hypertension	183	89	94
OTX-TKI for wet AMD	151	320	(169)
Preclinical programs	152	579	(427)
Unallocated expenses:
Personnel costs	3,035	5,291	(2,256)
All other costs	1,384	4,005	(2,621)
Total research and development expenses.	$6,098	$11,317	$(5,219)

Research and development expenses were $6.1 million for the three months ended March 31, 2020, compared to $11.3 million for the three months ended March  31, 2019.  Research and development costs decreased by $5.2 million primarily due to an decrease of $2.3 million in unallocated personnel costs and $2.6 million in unallocated all other costs, and a net decrease of $0.3 million in costs incurred in connection with our DEXTENZA program, our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension, our OTX-TIC program for glaucoma and ocular hypertension, OTX-TKI for Wet AMD and our other preclinical programs.

For the three months ended March 31, 2020, we incurred $1.5 million in direct research and development expenses for our programmed-release drug delivery product candidates, including $0.8 million for DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, $0.3 million for DEXTENZA for the treatment of post-surgical inflammation and pain, and $0.1 million for OTX-TP.  For the three months ended March 31, 2019, we incurred $2.0 million in direct research and development expenses for our programmed-release drug delivery product candidates, including $0.1 million for DEXTENZA for the treatment of post-surgical inflammation, and $0.8 million for OTX-TP. Unallocated research and development expense decreased $4.8 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due primarily to an decrease in personnel costs of $2.8 million and all other costs of $2.0 million as a result of the organization restructuring that took place in November 2019.   While we currently do not anticipate any interruptions in our clinical development due to COVID-19, it is possible that the COVID-19 pandemic and response efforts could delay our clinical development programs and plans and increase our associated costs.

Selling and Marketing Expenses

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$4,196	$1,552	$2,644
Professional fees	1,840	1,267	573
Facility related and other	1,094	528	566
Total selling and marketing expenses	$7,130	$3,347	$3,783

Selling and marketing expenses were $7.1 million for the three months ended March 31, 2020, compared to $3.3 million for the three months ended March 31, 2019.  The increase of $3.8 million was primarily due to increases of $2.6 million in personnel costs, including stock-based compensation to the KAMs, $0.6 million in professional fees including consulting, trade shows, marketing material and conferences and $0.6 million in facility related and other costs as we continued to support the launch of DEXTENZA.

We expect our selling and marketing expenses to continue to increase in 2020 and beyond, due to the approval of DEXTENZA as we continued to support the commercial launch.

General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$2,284	$2,371	$(87)
Professional fees	1,999	2,391	(392)
Facility related and other	893	596	297
Total general and administrative expenses	$5,176	$5,358	$(182)

General and administrative expenses were $5.2 million for the three months ended March 31, 2020, compared to $5.4 million for the three months ended March 31, 2019.  The decrease of $0.2 million was primarily due to a decrease of $0.1 million in personnel costs, including stock-based compensation, and $0.4 million in professional fees and offset by an increase in facility related costs of $0.3 million.

Other Income (Expense), Net

Other expense, net was $4.9 million for the three months ended March 31, 2020, compared to other income, net of $2.5 million for the three months ended March 31, 2019.  The change of $7.4 million, was due to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $6.6 million offset by higher interest expense of $0.6 million associated with the Credit Facility and the 2026 Convertible Notes.  The change in fair value of the derivative liability was a loss in the amount of $3.4 million during the three months ended March 31, 2020 due changes in the underlying assumptions of the derivative liability, primarily related to an increase in our common stock price.   We expect the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent changes occur in the underlying assumptions.  The change in fair value of the derivative liability was a gain in the amount of $3.2 million during the three months ended March 31, 2019.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses.  Our net losses were $21.5 million and $17.1 million for the three months ended March 31, 2020 and 2019, respectively, and $86.4 million and $60.0 million for the years ended December 31, 2019 and 2018, respectively.  As of March 31, 2020, we had an accumulated deficit of $405.1 million.

We have generated limited revenue to date.  In 2014, we began recognizing revenue from sales of ReSure Sealant. We commercially launched DEXTENZA for post-surgical ocular inflammation and pain in July 2019.  All of our other sustained drug delivery products are in various phases of pre-commercial, clinical and preclinical development.  Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications, OTC-TIC for glaucoma and ocular hypertension, and OTX-TIC for wet AMD.    While it is difficult to predict the extent or duration of the impact of the global COVID-19 pandemic on future financial results, we anticipate current guidelines and recommendations from the global health authorities, including the delay of elective surgeries, will significantly impact revenue in the second quarter of 2020 and beyond.

Through March 31, 2020, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities.  In January 2018, we completed a follow-on offering of our common stock at a public offering price of $5.00 per share. The offering consisted of 7,475,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the underwriter of its option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $34.7 million after deducting underwriting discounts and commissions and offering expenses.

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

On April 5, 2019, we entered into the 2019 Sales Agreement with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent.  In the first quarter of 2020,  we sold 2,657,823 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $12.7 million after underwriting discounts and commissions and expenses.  From inception through May 1, 2020, we have sold 10,321,840 shares of common stock at-the-market under the 2019 Sales Agreement, resulting in net proceeds of approximately $47.1 million after underwriting discounts and commissions and expenses.

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

As of March 31, 2020, we had cash and cash equivalents of $48.2 million; outstanding debt of $25.0 million, net of unamortized discount; and convertible notes, of $37.5 million of aggregate principal amount of senior subordinated convertible notes, plus accrued interest of $2.5 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.  Based on our current plans including related estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, together with second quarter net proceeds from sales of common stock pursuant to our 2019 Sales Agreement with Jefferies LLC, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2021. This estimate is subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, an expected rebound in cataract surgeries beginning in the third quarter, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business.    While it is difficult to predict the extent or duration of the impact of the global COVID-19 pandemic on future financial results, the COVID-19 pandemic has disrupted, and is expected to continue to adversely effect, our operations and has significantly and adversely affected revenue in the second quarter.  We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We will need to raise additional capital to support our ongoing operations.  These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2020	2019

Cash used in operating activities	$(18,854)	$(19,386)
Cash (used in) investing activities	(249)	(725)
Cash provided by financing activities	12,818	42,300
Net (decrease) increase in cash and cash equivalents	$(6,285)	$22,189

Operating activities.  Net cash used in operating activities was $18.9 million for the three months ended March 31, 2020, primarily resulting from our net loss of $21.5 million and changes in our operating assets and liabilities of $4.2  million, partially offset by $6.9 million of non-cash items.  Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which are significantly offset any contributions from our revenues to date.  Our net non-cash charges during the three months ended March 31, 2020 consisted primarily of $3.4 million of stock-based compensation expense,  depreciation expense and other non-cash expenses partially offset by the change in fair value of the derivative liability of $3.4 million.  Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2020 consisted primarily of increases in accrued expenses, accounts receivable, accounts payable and inventories as we continue with the commercialization of DEXTENZA.

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

Investing activities.  Net cash used in investing activities for the three months ended March 31, 2020 and 2019 totaled $0.2 million and $0.7 million, respectively.  For the three months ended March 31, 2020, net cash used in investing activities is due to $0.2 million of purchases of property and equipment, which consisted primarily of laboratory equipment.  For the three months ended March 31, 2019, net cash used in investing activities is due to the purchases of property and equipment, primarily laboratory equipment was $0.7 million.

Financing activities.  Net cash provided by financing activities for the three months ended March 31, 2020 was $12.8 million and for the three months ended March 31, 2019 was $42.3 million.  Net cash provided by financing activities for the three months ended March 31, 2020 consisted primarily of proceeds from 2019 Sales Agreement of $12.7 million, net of underwriting discounts and commissions and other offering expenses and $0.1 million from the exercise of stock options.  Net cash provided by financing activities for the three months ended March 31, 2019 consisted primarily of proceeds from the 2026 Convertible Notes of $37.3 million and the 2016 Sales Agreement of $5.0 million, net of underwriting discounts and commissions and other offering expenses.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources to continue to support the DEXTENZA sales and marketing efforts and to support the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

•	continue to commercialize DEXTENZA in the United States;

•	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;

•	continue to pursue the clinical development of DEXTENZA for additional indications;

•	continue ongoing clinical trials of our product candidates OTX-TIC and OTX-TKI and initiate a Phase 1 clinical trial of our product candidate OTX-CSI;

•

conduct joint research and development under our strategic collaboration with Regeneron,  for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds to treat retinal diseases;

•	continue the research and development of our other product candidates;

•

seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our back-of-the-eye programs and glaucoma intracameral implant program and potential opportunities outside the field of ophthalmology;

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

We completed the restructuring and recorded the restructuring charges in the fourth quarter of 2019.  We incurred total restructuring costs of approximately $0.6 million, which includes severance, benefits and related costs, all of which were paid during the three months ending December 31, 2019.  We estimate the restructuring and other cost-saving efforts to result in approximately $11 million in future annualized savings and $14 million in one-time program deferrals once fully implemented.

We had cash and cash equivalents of $48.2 million, as of March 31, 2020. Based on current plans including related estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, together with second quarter net proceeds from sales of common stock pursuant to our 2019 Sales Agreement with Jefferies LLC, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2021. This estimate is subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, an expected rebound in cataract surgeries beginning in the third quarter, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business. While it is difficult to predict the extent or duration of the impact of the global COVID-19 pandemic on future financial results, the COVID-19 pandemic has disrupted, and is expected to continue to adversely effect, our operations and has significantly and adversely affected revenue in the second quarter.    We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.    We will need to raise additional capital to support our ongoing operations.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides for the potential receipt of option exercise, development, regulatory and sales milestone payments and royalties.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  The covenants under our existing Credit Agreement, the pledge of our assets as collateral and the negative pledge of intellectual property limit our ability to obtain additional debt financing.  If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.  In addition, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through equity or debt financings. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

As discussed in Note 1 of the  notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Since we believe that our existing capital resources and anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2021, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year of the issuance date of these unaudited consolidated financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts.

Since our inception in 2006, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.  As of December 31, 2019, we had federal net operating loss carryforwards of $274.3 million, which begin to expire in 2024, and state net operating loss carryforwards of $219.4 million, which begin to expire in 2024.  As of December 31, 2019, we also had federal research and development tax credit carryforwards of $8.2 million and state research and development tax credit carryforwards $4.3 million, which begin to expire in 2026 and 2025, respectively.  We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies.  Accordingly, our ability to utilize our tax carryforwards may be limited.  Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes.  As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2020 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease commitments	$14,598	$2,443	$5,065	$3,637	$3,453
Purchase commitments	2,417	1,774	$578	$65	$—
Debt obligations including interest	31,547	4,467	19,618	7,462	—
2026 Convertible Notes	53,469	—	—	—	53,469
Total	$102,031	$8,684	$25,261	$11,164	$56,922

In the table above, we set forth our enforceable and legally binding obligations and future commitments at March 31, 2020, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at March 31, 2020. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

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

In December 2015, we amended the Credit Agreement to increase the aggregate principal amount under the Credit Facility to $15.6 million to capitalize certain accrued interest. The Credit Agreement provided for monthly, interest-only payments on outstanding borrowings through December 2016. Thereafter, we were required to pay thirty-six consecutive, equal monthly installments of principal and interest through December 1, 2019. In March 2017, we further amended the Credit Agreement to increase the aggregate principle amount borrowed under the Credit Facility to $18.0 million. The interest-only payment period was extended through February 1, 2018. There were no financial covenants associated with the Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  As of March 31, 2020, we had cash and cash equivalents of $48.2 million, which consisted of money market funds.  We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased our common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint.  Plaintiffs filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018.  The court held oral argument on the motion to dismiss on February 6, 2019.  By order dated April 30, 2019, the court granted defendants’ motion to dismiss. On May 31, 2019, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit regarding the District Court’s opinion and order of dismissal of the Complaint.  The First Circuit held an oral argument on the appeal on February 4, 2020.  The First Circuit issued their decision on April 9, 2020, affirming the District Court’s dismissal of the class action.

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

Risks Related to the Coronavirus Pandemic

The coronavirus (COVID-19) pandemic has disrupted, and is expected to continue to adversely affect, our operations, including our ability to generate revenue from sales of DEXTENZA or ReSure Sealant.  In the future, it may have other adverse effects on our business and operations, including potentially delaying one or more of our clinical trials. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

The COVID-19 coronavirus pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, the progress of our commercialization of DEXTENZA and our ability to generate revenue from sales of DEXTENZA, as a result of many factors, including:

•	a decrease in patients attending routine ophthalmology appointments or undergoing elective surgical procedures, including cataract surgery;
•	diversion of healthcare resources away from elective surgical procedures, including cataract surgery, to focus on pandemic concerns;
•	potential interruptions in global shipping affecting the transport of raw materials used in the manufacture of our product, drug product, patient samples and related literature; and
•

the impact of further limitations on travel that could interrupt key commercialization activities, such as travel by our key account managers, which could adversely impact the progress of our commercialization of DEXTENZA.

The COVID-19 pandemic also has the potential to delay or otherwise adversely affect our clinical development activities, including our ability to recruit or retain patients in our ongoing clinical trials, as a result of many factors, including:

•

diversion of healthcare resources away from the conduct of our clinical trials to focus on pandemic concerns, including the availability of necessary materials, the attention of physicians serving as our clinical trial investigators, access to hospitals serving as our clinical trial sites, and availability of hospital staff supporting the conduct of our clinical trials

•

the inability or reluctance of patients enrolled in our clinical trials to visit clinical trial sites if patients are affected by the virus or are fearful of traveling to our clinical trial sites because of the outbreak;

•

potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples, raw materials used in the manufacture of our product candidates; medical and laboratory supplies used in our clinical trials or preclinical studies; or animals that are used for preclinical testing, and other supplies used in our clinical trials;

•

the impact of personnel shortages or further limitations on travel that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring activities, travel by our employees, CROs, or patients to clinical trial sites, or the ability of employees at our manufacturing facility to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials or limit the amount of clinical data we will be able to report; and

•

any future interruption of, or delays in receiving, supplies of clinical trial material from our manufacturing facility due to stay-at-home orders, production slowdowns or stoppages, or disruptions in delivery systems.

Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability to provide materials for our product candidates, or the regulatory review process could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.  For example, we have seen a slight slowdown in our enrollment in the fourth cohort of our Phase 1 clinical trial evaluating OTX-TIC due to COVID-19.  We believe enrollment will increase as ophthalmology offices resume operations for non-emergent patients, and we continue to expect to provide topline data for the third and fourth cohorts of this clinical trial in the second half of 2020.  However, if enrollment delays continue for a prolonged period, the completion of our Phase 1 clinical trial could be delayed.

The COVID-19 pandemic continues to rapidly evolve and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, preclinical studies and clinical trials, commercialization activities and revenue as a result of the outbreak will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-

downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $60.0 million for the year ended December 31, 2018, $86.4 million for the year ended December 31, 2019, and $21.5 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $405.1 million. Through March 31, 2020, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and the commercial launch of DEXTENZA® for the treatment of ocular inflammation and pain following ophthalmic surgery in July 2019. Although we expect to generate revenue from sales of DEXTENZA, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

•	continue to commercialize DEXTENZA in the United States;
•	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;
•	continue to pursue the clinical development of DEXTENZA for additional indications;
•	continue ongoing clinical trials of our product candidates OTX-TIC and OTX-TKI and initiate a Phase 1 clinical trial of our product candidate OTX-CSI;
•

conduct joint research and development under our strategic collaboration with Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds to treat retinal diseases;

•	continue the research and development of our other product candidates;
•

seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our back-of-the-eye programs and glaucoma intracameral implant program and potential opportunities outside the field of ophthalmology;

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

Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of DEXTENZA. However, the successful commercialization of DEXTENZA in the United States is subject to many risks.  The COVID-19 pandemic has substantially reduced the number of elective ophthalmic surgeries performed since mid-March 2020.  DEXTENZA is our first significant product launch, and we may not be able to commercialize

DEXTENZA successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. We do not anticipate revenue from sales of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery will be sufficient for us to become profitable for several years, if ever.  Furthermore, if we are unable to achieve our revenue estimates for DEXTENZA, our ability to raise additional capital may be impacted.

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

As of March 31, 2020, we had cash and cash equivalents of $48.2 million, outstanding debt of $25.0 million, net of unamortized discount and $37.5 million aggregate principal amount of senior subordinated convertible notes plus  accrued interest of $2.5 million.  Based on our current plans including related estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents of $48.2 million, as of March 31, 2020, together with the second quarter net proceeds through May 7, 2020 from the sales of our common stock pursuant to the 2019 Sales Agreement discussed in Note 14 of our consolidated financial statements, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2021.  This estimate is subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, an expected rebound in cataract surgeries beginning in the third quarter, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business.  These assumptions may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including :

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides for the potential receipt of  option exercise, development, regulatory and sales milestones and royalty payments.  To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under our Credit Facility may limit our ability to obtain additional debt financing.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.  The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through equity or debt financings.

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

Even if we obtain favorable clinical trial results in an additional Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, such as our third Phase 3 clinical trial, including meeting all primary efficacy measures, we may not obtain approval for DEXTENZA to treat allergic conjunctivitis or ocular itching associated with allergic conjunctivitis, or the FDA may require that we conduct additional clinical trials.  For example, in April 2020, we announced the topline results from our third Phase 3 clinical trial assessing ocular itching associated with allergic conjunctivitis in which DEXTENZA achieved its primary endpoint as treated subjects demonstrated a statistically significant (p-value < 0.0001) difference in mean ocular itching scores compared to vehicle-treated subjects at all three pre-specified time points compared with placebo-treated subjects.  We believe that this efficacy data, considered in totality with a favorable safety profile and the data from the prior Phase 2, Phase 3a and Phase 3b clinical trials, provides the basis for a submission of a supplemental new drug application, or sNDA, for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional approved indication.  However, the FDA may not agree with our view of the clinical meaningfulness of the data.  We understand that the FDA has in the past considered, for trials similar to ours, clinical meaningfulness to be a 0.5 unit difference at all relevant time points and at least a 1.0 unit difference at a majority of time points assessed.  DEXTENZA did not achieve these measures in the third Phase 3 clinical trial.  If the FDA were to require that a product candidate achieve these measures of clinical meaningfulness, approval of our sNDA could be delayed or prevented.

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

A variety of factors affect patient enrollment, including:

•	the prevalence and severity of the ophthalmic disease or condition under investigation;
•	the eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients;
•	actual or threatened public health emergencies or outbreaks of disease (including, for example, the recent COVID-19 pandemic);
•	the conduct of clinical trials by competitors for product candidates that treat the same indications as our product candidates; and
•	the lack of adequate compensation for prospective patients.

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

Currently, we maintain insurance coverage against damage to our property and equipment in the amount of up to $27.5 million and to cover business interruption and research and development restoration expenses in the amount of up to $2.8 million.  However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer.  We may be unable to meet our requirements for DEXTENZA, ReSure Sealant, or any of our product candidates if there were a catastrophic event or failure of our current manufacturing facility or processes.

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

Our employees have administered and managed most of our clinical development work, including our clinical trials for ReSure Sealant and our clinical trials for DEXTENZA for the treatment of post-surgical ocular inflammation and pain following cataract surgery.  However, we have relied on third parties, such as contract research organizations, or CROs, to conduct clinical trials of certain of our product candidates, including DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, and we may continue to do so.  If we deem necessary, we may engage third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct or assist in our clinical trials or other clinical development work.  If we are unable to enter into an agreement with a CRO or other service provider when required, our product development activities would be delayed.

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

The FDA required two post-approval studies as a condition for approval of our premarket approval application for ReSure Sealant.  The first post-approval study, identified as the Clinical PAS, was to enroll at least 598 patients to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant.  We submitted the final study report of the Clinical PAS to the FDA in June 2016, and the FDA has confirmed the Clinical PAS has been completed.  The second post-approval study, identified as the Device Exposure Registry Study, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant.  The Device Exposure Registry Study is required to include at least 4,857 patients.  In December 2015, the CMS denied our application for a tracking or research code for ReSure Sealant commercial use.  In July 2016, the FDA approved the Device Exposure Registry Study protocol.  We are required to provide periodic reports to the FDA on the progress of this post-approval study until it is completed.  We initiated enrollment in this study in December 2016 and submitted our first progress report to FDA in January 2017. Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we have been unable to enroll trial sites and patients, collect patient data and report study data to the FDA.  On October 18, 2018, we received a warning letter from the FDA, dated October 17, 2018, relating to our compliance with data collection and information reporting obligations in this study.  We appealed the warning letter from the FDA.  In December 2018, the FDA rejected our appeal. A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the Device Exposure Registry Study requirements.  In December 2019, we submitted the protocol for the agreed-upon retrospective study and the prospective study outline, as required per the terms of the warning letter.  We received feedback from the FDA in February 2020 and responded to the FDA in March 2020.  In May 2020, the FDA approved the protocol.

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, President Trump signed the 2017 Tax Act into law, which significantly revised the Internal Revenue Code of 1986, as amended. The 2017 Tax Act, among other things, contained significant changes to corporate federal income taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions.  In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the 2017 Tax Act.  It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the 2017 Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the FFCR Act or the CARES Act.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2019, we had federal and state net operating loss carryforwards of $274.3 million, of which $126.0 million begin to expire in 2024 .  We also have state net operating loss carryforwards of $219.4 million, which begin to expire in 2024. As of December 31, 2019, we also had federal research and development tax credit carryforwards of $8.2 million and state research and development tax credit carryforwards $4.3 million, which begin to expire in 2026 and 2025, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. As described above under the heading “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the 2017 Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future.  Nor is it clear how various states will respond to the 2017 Tax Act, the FFCR Act or the CARES Act. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.

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

In July 2017, we experienced a decline in our stock price following our announcement that we had received notice of the FDA’s determination that it could not approve our NDA for DEXTENZA in its then present form. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In July and August 2017, class action lawsuits were filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, which were transferred to the United States District Court for the District of Massachusetts at our request and were subsequently consolidated. The court dismissed the consolidated cases in April 2019.  That dismissal was appealed to the United States Court of Appeals for the First Circuit, and the First Circuit affirmed the dismissal in April 2020.  In addition, in July 2017, shareholder derivative actions were filed against certain of our current and former executive officers, certain of our current and former board members, and two of our investors and against the company as a nominal defendant, in the United States District Court for the District of Massachusetts and in Massachusetts Superior Court (Suffolk County).  These actions were re-filed in October and December 2017, were consolidated by court order in January 2018, and are now pending under one docket in Massachusetts Superior Court (Suffolk County).  In January 2018, a third shareholder derivative action was filed against us, certain of our current and former executive officers, and certain of our current and former board members in the United States District Court for the District of Massachusetts.  In February 2018, a fourth shareholder derivative action was filed against us, certain of our current and former executive officers, certain of our current and former board members, and two of our investors in the United States District Court for the District of Delaware. We also received subpoenas from the SEC in December 2017 and August 2018 seeking documents and information concerning DEXTENZA, including related communications with the FDA and investors. In May 2019, the SEC notified us that the SEC had concluded its investigation. Due to the volatility in our stock price, we may be the target of similar proceedings in the future.

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

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the ability to secure third-party reimbursement for our products or product candidates;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, political and social, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1+	Employment Agreement, by and between the Registrant and Patricia Kitchen, dated as April 21, 2019.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: May 8, 2020	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)