Form 10-Q
period 2020-06-30
OCULAR THERAPEUTIX, INC
filed 2020-08-07
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36554

Ocular Therapeutix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5560161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

24 Crosby Drive
Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)

(781) 357-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	OCUL	The Nasdaq Global Market

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

As of August 1, 2020, there were 62,958,001 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our commercialization efforts for our product DEXTENZA®;

●	our plans to develop and commercialize DEXTENZA for additional indications, including for the treatment of ocular itching associated with allergic conjunctivitis, and our other product candidates based on our proprietary bioresorbable hydrogel technology platform;

●	our ability to manufacture DEXTENZA, ReSure Sealant and our product candidates in compliance with current Good Manufacturing Practices, or cGMP;

●	our ability to manage a sales, marketing and distribution infrastructure to support the commercialization of DEXTENZA;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA, including the submission of a supplemental new drug application for the approval of the treatment of ocular itching associated with allergic conjunctivitis as an additional indication, and other product candidates;
●	our estimates regarding expenses; future revenue; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;

●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;

●	our ongoing and planned clinical trials, including our Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, our Phase 1 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma and ocular hypertension, our Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD, and our Phase 1 clinical trial of OTX-CSI for the treatment of dry eye disease;

●	our ability to resolve the U.S. Food and Drug Administration warning letter we received with respect to ReSure® Sealant on October 18, 2018;
●	the potential advantages of DEXTENZA, ReSure Sealant, and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products and our ability to secure and maintain reimbursement for our products;
●	our estimates regarding the market opportunity for DEXTENZA, ReSure Sealant and our other product candidates;

●	the preclinical and clinical development of our product candidate for the treatment of episodic dry eye disease; our implant for intracameral injection for the treatment of glaucoma and ocular hypertension; and our intravitreal implant with protein-based or small molecule drugs, including tyrosine kinase inhibitors, for the treatment of wet AMD, diabetic macular edema, or DME, and retinal vein occlusion, or RVO;

●	our strategic collaboration, option and license agreement with Regeneron Pharmaceuticals, Inc. under which we are collaborating on the development of an extended-delivery formulation of the vascular endothelial growth factor, trap aflibercept, currently marketed under the brand name Eylea, for the treatment of wet AMD, DME and RVO;

●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts, with respect to DEXTENZA, ReSure Sealant and any additional products for which we may obtain marketing approval in the future;

●	our intellectual property position;

●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives, including potential opportunities outside the field of ophthalmology;
●	the impact of government laws and regulations;

●	the costs and outcomes of legal actions and proceedings;

●	our ability to continue as a going concern;

●	uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition; and

●	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q that could cause actual results or events to differ materially from the forward-looking statements that we make. Additional discussion of these and other risks, uncertainties and factors may be found under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to the Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q. We do not assume, and we expressly disclaim, any obligation or undertaking to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ocular Therapeutix, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$84,294	$54,437
Accounts receivable, net	2,874	2,548
Inventory	1,067	954
Prepaid expenses and other current assets	2,058	2,231
Total current assets	90,293	60,170
Property and equipment, net	8,934	10,151
Restricted cash	1,764	1,764
Operating lease assets	6,269	6,655
Total assets	$107,260	$78,740
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,650	$3,268
Accrued expenses and other current liabilities	5,769	7,635
Operating lease liabilities	1,238	1,126
Notes payable, net of discount, current	4,146	—
Total current liabilities	13,803	12,029
Operating lease liabilities, net of current portion	8,256	8,905
Derivative liability	32,535	12,124
Notes payable, net of discount	20,970	25,007
2026 convertible notes, net	26,352	24,305
Total liabilities	101,916	82,370
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized and 62,953,793 and 50,333,559 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	6	5
Additional paid-in capital	447,033	379,980
Accumulated deficit	(441,695)	(383,615)
Total stockholders’ equity (deficit)	5,344	(3,630)
Total liabilities and stockholders’ equity (deficit)	$107,260	$78,740

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Product revenue, net	$1,569	$650	$4,178	$1,142
Total revenue, net	1,569	650	4,178	1,142
Costs and operating expenses:
Cost of product revenue	134	552	953	680
Research and development	8,021	9,414	14,119	20,731
Selling and marketing	6,153	7,225	13,283	10,572
General and administrative	5,145	5,058	10,321	10,416
Total costs and operating expenses	19,453	22,249	38,676	42,399
Loss from operations	(17,884)	(21,599)	(34,498)	(41,257)
Other income (expense):
Interest income	17	379	156	708
Interest expense	(1,694)	(1,627)	(3,327)	(2,645)
Change in fair value of derivative liability	(17,007)	(1,606)	(20,411)	1,617
Total other income (expense), net	(18,684)	(2,854)	(23,582)	(320)
Net loss and comprehensive loss	$(36,568)	$(24,453)	$(58,080)	$(41,577)
Net loss per share, basic and diluted	$(0.64)	$(0.57)	$(1.06)	$(0.98)
Weighted average common shares outstanding, basic and diluted	57,368,292	42,910,084	54,634,572	42,582,501

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(58,080)	$(41,577)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,491	3,637
Non-cash interest expense	2,156	1,418
Amortization of operating lease asset	—	330
Change in fair value of derivative liability	20,411	(1,617)
Depreciation and amortization expense	1,441	1,187
Changes in operating assets and liabilities:
Accounts receivable	(326)	(414)
Prepaid expenses and other current assets	173	(581)
Inventory	(113)	(545)
Operating lease assets	386	—
Accounts payable	(786)	774
Accrued expenses	(1,866)	(869)
Operating lease liabilities	(537)	(310)
Net cash used in operating activities	(33,650)	(38,567)
Cash flows from investing activities:
Purchases of property and equipment	(374)	(1,218)
Net cash used in investing activities	(374)	(1,218)
Cash flows from financing activities:
Proceeds from issuance of 2026 convertible notes, net of issuance costs	—	37,275
Proceeds from exercise of stock options	506	1
Proceeds from issuance of common stock pursuant to employee stock purchase plan	350	294
Proceeds from the Paycheck Protection Program Loan	3,201	—
Repayment of the Paycheck Protection Program Loan	(3,201)	—
Proceeds from issuance of common stock upon public offering, net	63,025	10,068
Net cash provided by financing activities	63,881	47,638
Net increase in cash, cash equivalents and restricted cash	29,857	7,853
Cash, cash equivalents and restricted cash at beginning of period	56,201	60,676
Cash, cash equivalents and restricted cash at end of period	$86,058	$68,529
Supplemental disclosure of non-cash investing and financing activities:
Additional right of use asset and related lease liability	$—	$2,044
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$63	$265
Derivative liability in connection with issuance of 2026 convertible notes	$—	$14,685
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$318	$40

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2019	50,333,559	$5	$379,980	$(383,615)	$(3,630)
Issuance of common stock upon exercise of stock options	46,321	—	128	—	128
Issuance of common stock upon public offering, net of issuance costs	2,657,823	—	12,690	—	12,690
Stock-based compensation expense	—	—	1,665	—	1,665
Net loss	—	—	—	(21,512)	(21,512)
Balances at March 31, 2020	53,037,703	$5	$394,463	$(405,127)	$(10,659)
Issuance of common stock upon exercise of stock options	75,862	—	378	—	378
Issuance of common stock in connection with employee stock purchase plan	104,579	—	350	—	350
Issuance of common stock upon public offering, net of issuance costs	9,735,649	1	50,016	—	50,017
Stock-based compensation expense	—	—	1,826	—	1,826
Net loss	—	—	—	(36,568)	(36,568)
Balances at June 30, 2020	62,953,793	$6	$447,033	$(441,695)	$5,344

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

Notes to the Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary, bioresorbable hydrogel platform technology. The Company’s product pipeline candidates provide differentiated drug delivery solutions that reduce the complexity and burden of the current standard of care (eye drops) by creating local programmed-release alternatives. Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of its products and product candidates, building the initial sales and marketing infrastructure for the commercialization of the Company’s approved products and product candidates and launching its initial product.

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

As of June 30, 2020, the Company’s lead product, DEXTENZA® (dexamethasone insert) 0.4mg, has been approved by the FDA and the Company’s other product candidates are in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

As of August 7, 2020, the issuance date of this Quarterly Report on Form 10-Q, the Company believes that its existing cash and cash equivalents of $84,294 as of June 30, 2020, will enable the Company to fund its planned operating expenses, debt service obligations and capital expenditure requirements for at least the next twelve months. This estimate is based on the Company’s currently forecasted operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, a continuing expected rebound in cataract surgeries in the third quarter of 2020 and beyond, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of the Company’s research and clinical development programs, and other aspects of the Company’s business.

The Company has limited history of commercialization of DEXTENZA and ReSure Sealant and lacks sufficient historical evidence to determine whether it will receive sufficient revenues from its sales of DEXTENZA and ReSure Sealant to fund operations. Therefore, along with its accumulated deficit, history of losses and negative cash flows from operations, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of June 30, 2020, the Company had an accumulated deficit of $441,695.

The future viability of the Company is dependent on its ability to raise capital or reduce spending to finance its operations. The Company expects to seek additional funds through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. If the Company is unable to obtain financing, the Company would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. The ability to raise capital and the actions necessary to reduce spending to a level that mitigates the factors described above are not considered probable, as defined in the accounting standards.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2020 and results of operations and cash flows for the three and six months ended June 30, 2020 and 2019 have been made. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Risks and Uncertainties

The Company is monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets. To date, the Company has not experienced material business disruption, nor has it incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of the COVID-19 pandemic and any resulting disruption to the Company’s operations is uncertain and the Company will continue to assess the impact of COVID-19 on its financial position.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition and the fair value of derivatives.  Additionally, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents at June 30, 2020 and December 31, 2019, were carried at fair value determined according to the fair value hierarchy described above (Note 3). The Company’s derivative liability at June 30, 2020 was carried at fair value determined according to the fair value hierarchy described above and classified as a Level 3 measurement. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

The carrying value of the Company’s variable interest rate notes payable (Note 8) are recorded at amortized costs, which approximates fair value due to their short-term nature.

On March 1, 2019, the Company issued $37,500 aggregate principal amount of unsecured senior subordinated convertible notes (the “2026 Convertible Notes”) (Note 5) and this is carried, net of derivative liability, at its amortized cost of $26,352 at June 30, 2020. The estimated fair value of the 2026 Convertible Notes was $58,222 at June 30, 2020. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The main input when determining the fair value for disclosure purposes is the bond yield which is updated each period to reflect the yield of a comparable instrument issued as of the valuation date. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

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

Trade Discounts and Allowances—The Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through June 30, 2020, as well as a reduction to accounts receivables, net on the consolidated balance sheets.

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

The Company’s limited right of return allows for eligible returns of DEXTENZA in the following circumstances:

●	Shipment errors that were the result of an error by the Company;
●	Quantity delivered that is greater or less than the quantity ordered;
●	Product distributed by the Company that is damaged in transit prior to receipt by the customer;
●	Product from physicians, clinics, medical centers and hospitals that was not administered to the patient that is rendered non-usable due to spoilage or mishandling;
●	Expired product, previously purchased directly from the Company, that is returned during the period beginning six months prior to the product’s expiration date and ending twelve months after the product’s expiration date;
●	Product subject to a recall; and
●	Product that the Company, at its sole discretion, has specified to be returned.

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

Other Incentives— Other incentives which the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as accrued expenses and other current liabilities on the consolidated balance sheets.

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

For the three and six months ended June 30, 2020, three individual customers accounted for 48%, 16% and 14% and 41%, 19% and 14%, respectively, of the Company’s total revenue. At June 30, 2020, three customers accounted for 48%, 21% and 16% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable at June 30, 2020.

For the three and six months ended June 30, 2019, one individual customer accounted for 40% and 24%, respectively, of the Company’s total revenue. At December 31, 2019, three customers accounted for 39%, 18% and 11% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total accounts receivable for the year ended December 31, 2019.

Inventory

The Company values its inventories at the lower of cost or estimated net realizable value.

Inventory consisted of the following:

	June 30,	December 31,
	2020	2019
Raw materials	$235	$217
Work-in-process	106	148
Finished goods	726	589
	$1,067	$954

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

Restricted Cash

The Company held restricted cash of $1,764 at June 30, 2020 and December 31, 2019, on its consolidated balance sheet.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	June 30,	June 30,	December 31,
	2020	2019	2019
Cash and cash equivalents	$84,294	$61,765	$54,437
Restricted cash	1,764	6,764	1,764
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$86,058	$68,529	$56,201

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including the assumed conversion of the Company’s 2026 Convertible Notes and the exercise of outstanding stock options and common stock warrants, except where the result would be anti-dilutive. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of the conversion of the 2026 Convertible Notes and the exercise of outstanding stock options and common stock warrants. In the diluted net loss per share calculation, net loss would also be adjusted for the elimination of interest expense on the 2026 Convertible Notes (which includes amortization of the discount created upon bifurcation of the conversion option from the debt) and, the mark-to-market gain or loss each period to the bifurcated conversion option, if the impact was not anti-dilutive.

Recently Issued and Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020 and did not have a material impact on the Company’s disclosures.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$82,361	$—	$82,361

Liability:
Derivative liability (Note 4)	—	—	32,535	32,535
Total	$—	$82,361	$32,535	$114,896

	Fair Value Measurements as of
	December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$45,156	$—	$45,156

Liability:
Derivative liability (Note 4)	—	—	12,124	12,124
Total	$—	$45,156	$12,124	$57,280

4. Derivative Liability

The 2026 Convertible Notes (Note 5) contained an embedded conversion option that met the criteria to be bifurcated and accounted for separately (the "Derivative Liability") from the 2026 Convertible Notes. The Derivative Liability was recorded at fair value upon the issuance of the 2026 Convertible Notes and is subsequently remeasured to fair value at each reporting period.  The Derivative Liability was initially valued and remeasured using a "with-and-without" method. The "with-and-without" methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Derivative Liability.

The fair value of the 2026 Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The main inputs to valuing the 2026 Convertible Notes with the conversion option as of June 30, 2020 include the Company’s stock price on the valuation date ($8.33 on June 30, 2020), the expected annual volatility of the Company’s stock (100%) and the bond yield (14.0%), which was derived by making the fair value of the 2026 Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

A roll forward of the derivative liability is as follows:

As of
June 30, 2020
Balance at December 31, 2019	$12,124
Change in fair value	20,411
Balance at June 30, 2020	$32,535

5. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The Company includes the deferred interest in the balance of the 2026 Convertible Notes on its consolidated balance sheet. The effective annual interest rate for the 2026 Convertible Notes was 14.8% through June 30, 2020.

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

Upon conversion by the holder, the Company has the right to select the settlement of the conversion in shares of common stock, cash, or in a combination thereof. In addition, the Company is obligated to make a cash payment to the holder of such 2026 Convertible Note for any interest accrued but unpaid on the principal amount converted.

●	If the Company elects to satisfy such conversion by shares of common stock, the Company shall deliver to the converting holder in respect of each $1,000 principal amount of 2026 Convertible Notes being converted a number of common shares equal to the conversion rate in effect on the conversion date;
●	If the Company elects to satisfy such conversion by cash settlement, the Company shall pay to the converting holder in respect of each $1,000 principal amount of 2026 Convertible Notes being converted cash in an amount equal to the sum of the Daily Conversion Values (as defined below) for each of the twenty (20) consecutive trading days during a specified period. The “Daily Conversion Values” is defined as each of the 20 consecutive trading days during the specified period, 5.0% of the product of (a) the conversion rate on such trading day and (b) the Daily VWAP on such trading day. The Daily VWAP is defined as each of the 20 consecutive trading days during the applicable Observation Period, the per share volume-weighted average price as displayed under the heading “Bloomberg VWAP” on the Bloomberg page for the Company.
●	If the Company elects to satisfy such conversion by combination, the Company shall pay or deliver, as the case may be, in respect of each $1,000 principal amount of 2026 Convertible Notes being converted, a settlement amount equal to the sum of the Daily Settlement Amounts (as defined below) for each of the twenty (20) consecutive trading days during the specified period. The “Daily Settlement Amount” is defined as, for each of the 20 consecutive trading days during the specified period: (a) cash in an amount equal to the lesser of (i) the Daily Measurement Value (as defined below) and (ii) the Daily Conversion Value on such Trading Day; and (b) if the Daily Conversion Value on such trading day exceeds the Daily Measurement Value, a number of Shares equal to (i) the difference between the Daily Conversion Value and the Daily Measurement Value, divided by (ii) the Daily VWAP for such Trading Day. The “Daily Measurement Value” is defined as the Specified Dollar Amount (as defined below), if any, divided by 20. The “Specified Dollar Amount” is defined as the maximum cash amount per $1,000 principal amount of Notes to be received upon conversion as specified in the notice specifying the Company’s chosen settlement method.

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

A summary of the 2026 Convertible Notes at June 30, 2020 is as follows:

June 30,
2020
2026 Convertible Notes	$37,500
Less: unamortized discount	(14,192)
23,308
Accrued interest	3,044
Total	$26,352

6. Income Taxes

The Company did not provide for any income taxes in its consolidated statement of operations and comprehensive loss for the three and six month periods ended June 30, 2020 or 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2020 and December 31, 2019, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2020 or December 31, 2019. As of June 30, 2020 and December 31, 2019, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company’s income tax return reporting periods since December 31, 2015 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

7. Collaboration Agreement

In October 2016, the Company entered into a Collaboration, Option and License Agreement (the “Collaboration Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”) for the development and potential commercialization of products containing the Company’s extended-delivery hydrogel formulation in combination with Regeneron’s large molecule vascular endothelial growth factor (“VEGF”)-targeting compounds for the treatment of retinal diseases. The Collaboration Agreement does not cover the development of any product candidates that deliver small molecule drugs, including tyrosine kinase inhibitors, or TKIs, or deliver large molecule drugs other than those that target VEGF proteins.

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

On May 8, 2020, the Company entered into an amendment (the “Amendment”) to the Collaboration Agreement. Pursuant to the Amendment, the Company and Regeneron have adopted a new workplan to transition joint efforts under the Collaboration Agreement to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space. Regeneron has agreed to pay personnel and material costs of the Company for specified preclinical development activities in connection with the revised workplan, as well as certain other costs. In addition, the Amendment provides for the modification of the terms of the Option previously granted to Regeneron under the Collaboration Agreement. As amended, the Option is exclusive for twenty-four months following May 8, 2020. Through June 30, 2020, the Option has not been exercised, and no payments have been made.

As of June 30, 2020, the Company has not performed any preclinical development activities in connection with the revised work plan.

8. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”). The Company has a total borrowing capacity of $25,000 under the Credit Facility which has been fully drawn down as of June 30, 2020.

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

There are no financial covenants associated with the Credit Agreement. However, the Credit Agreement does contain negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions.  The Company is not in violation of any of its covenants under the Credit Agreement. The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.  The debt is collateralized by substantially all of the Company’s assets, including its intellectual property.

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

Borrowings outstanding are as follows:

	June 30,	December 31,
	2020	2019
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	267	180
Unamortized discount	(151)	(173)
	25,116	25,007
Less: current portion	(4,146)	—
Long-term notes payable	$20,970	$25,007

As of June 30, 2020, the annual repayment requirements for the Credit Facility, inclusive of the final payment of $875 due at expiration, were as follows:

		Interest and
Year Ending December 31,	Principal	Final Payment	Total
2020 (July 1 through December 31)	$—	$1,247	$1,247
2021	8,333	2,094	10,427
2022	8,333	1,270	9,603
2023	8,334	1,320	9,654
	$25,000	$5,931	$30,931

Interest paid amounted to $1,176 and $1,227 for the six months ended June 30, 2020 and 2019, respectively.

On April 22, 2020, in accordance with the Credit Agreement, the Company obtained consent from MidCap Financial Trust permitting the Company to secure a loan under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Stability Act. The Company received loan proceeds of $3,201 (the “PPP Loan”) on April 23, 2020 pursuant to this program. However, based on updated guidance related to this program, the Company repaid the PPP Loan in full on May 5, 2020.

9. Common Stock

In May 2020, the Company entered into an underwriting agreement with Jefferies LLC and Piper Sandler & Co. (“the Underwriters”), in connection with an underwritten public offering of 8,181,819 shares of the Company's common stock. Under the terms of this underwriting agreement, the Company also granted the Underwriters an option to purchase up to an additional 1,227,272 shares of common stock at the public offering price, less the underwriting discounts and commissions. The Underwriters subsequently exercised this option to purchase such option shares in full. The public offering price of the shares in this offering was $5.50 per share, and the Underwriters purchased all of the shares from the Company at a price of $5.17 per share. After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $48,327.

On April 5, 2019, the Company entered into an Open Market Sales AgreementSM (the “2019 Sales Agreement”) with Jefferies, LLC (“Jefferies”), under which the Company may offer and sell its common stock having aggregate proceeds of up to $50,000 from time to time through Jefferies, acting as agent. In the three and six months ended June 31, 2020, the Company sold 326,558 and 2,984,381 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $1,667 and $14,357, respectively, after commissions and expenses. Through June 30, 2020, the Company sold 10,321,840 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $46,983 after underwriting discounts and commissions and expenses.

10. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(36,568)	$(24,453)	$(58,080)	$(41,577)
Denominator:
Weighted average common shares outstanding, basic and diluted	57,368,292	42,910,084	54,634,572	42,582,501
Net loss per share basic and diluted	$(0.64)	$(0.57)	$(1.06)	$(0.98)

The Company excluded the following common stock equivalents, outstanding as of June 30, 2020 and 2019, from the computation of diluted net loss per share for the three and six months ended June 30, 2020 and 2019 because they had an anti-dilutive impact.

	As of June 30,
	2020	2019
Options to purchase common stock	9,270,173	7,607,342
Warrants for the purchase of common stock	18,939	18,939
	9,289,112	7,626,281

The Company also excluded the shares issuable upon conversion of the 2026 Convertible notes from the computation of diluted net loss per share for the three and six months ended June 30, 2020 and 2019 because they had an anti-dilutive impact.

11. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors. On January 1, 2020, the number of shares available for issuance under the 2014 Plan was increased by 1,659,218. During the three and six months ended June 30, 2020, the Company granted options to purchase 126,100 and 1,816,950 shares of common stock, respectively, at a weighted exercise price of $8.58 and $4.69 per share, respectively. As of June 30, 2020, 823,571 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors. On January 1, 2020, the number of shares available for issuance under the 2014 Plan was increased by 207,402. During the three and six months ended June 30, 2020, 104,579 shares of common stock were issued under the ESPP. As of June 30, 2020, 580,790 shares remained available for issuance under the ESPP.

Inducement Stock Option Awards

The Company has a 2019 Inducement Stock Incentive Plan (the “Inducement Plan”), which became effective and was approved by the Board of Directors of the Company on October 29, 2019. Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). For the avoidance of doubt, neither consultants nor advisors shall be eligible to participate in the Inducement Plan. Each person who is granted an Award under the Inducement Plan is deemed a “Participant.” The Inducement Plan provides for the following types of awards, each of which is referred to as an “Award”: non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of common stock that may be issued under the Inducement Plan is 500,000. As of June 30, 2020, 446,000 shares of common stock remained available for issuance under the Inducement Plan.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$362	$593	$737	$1,213
Selling and marketing	433	238	804	458
General and administrative	1,031	864	1,950	1,966
	$1,826	$1,695	$3,491	$3,637

As of June 30, 2020, the Company had an aggregate of $13,121 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.5 years.

As of June 30, 2020, there were 12,000 outstanding unvested service-based stock options held by nonemployees for the purchase of common stock.

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

On September 13, 2018, the Company entered into a second amended and restated license agreement (the “Second Amended Agreement”) with Incept. The Second Amended Agreement amends and restates in full the Company’s prior amended and restated Incept License to expand the scope of the Company’s intellectual property license and modify future intellectual property ownership and other rights thereunder. Through June 30, 2020, royalties paid under this agreement related to product sales were $434 and have been charged to cost of product revenue.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2020.

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

Collaboration Agreement

On October 10, 2016, the Company entered into the Collaboration Agreement with Regeneron, which the parties amended in May 2020 (Note 7). If the Option to enter into an exclusive worldwide license is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances; the timing of such payments are not known. If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased the Company’s common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiffs filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018. The court held oral argument on the motion to dismiss on February 6, 2019. By order dated April 30, 2019, the court granted defendants’ motion to dismiss. On May 31, 2019, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit regarding the District Court’s opinion and order of dismissal of the Complaint. The First Circuit held an oral argument on the appeal on February 4, 2020. The First Circuit issued its decision on April 9, 2020, affirming the District Court’s dismissal of the class action. The plaintiffs’ deadline to file a petition for a writ of certiorari in the United States Supreme Court is September 4, 2020.

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

On July 19, 2017, a second purported shareholder derivative lawsuit was filed against certain of the Company’s current and former executive officers, certain current board members, certain former board members, and the Company as a nominal defendant, in the Superior Court of Suffolk County of the Commonwealth of Massachusetts, captioned Angel Madera v. Sawhney et al., Case. No. 17-2273. The complaint included allegations similar to those made in the Corwin complaint. The complaint purported to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and sought to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint sought declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On November 6, 2017, the court dismissed this action without prejudice due to plaintiff’s failure to complete service of process within the time permitted under applicable court rules. On December 21, 2017, the same plaintiff filed a new derivative complaint in the same court, captioned Angel Madera v. Sawhney et al., Case. No. 17-4126 (BLS2). The new Madera complaint is premised on substantially similar allegations as the previous complaint and purports to assert derivative claims against certain current and former executive officers and board members for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and names the Company as a nominal defendant. Like the new Corwin complaint, the new Madera complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP.

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

13. Related Party Transactions

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters. Mr. Jonathan M. Sparks, Ph.D., a partner at McCarter & English, has also served in the capacity as the Company’s in-house counsel since October 2017. The Company incurred fees for legal services rendered by McCarter of $221 and $198 and $512 and $475 for the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, there was $33 and $107, respectively, recorded in accounts payable and $20 and $242, respectively, recorded in accrued expenses for McCarter.

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

We currently incorporate therapeutic agents that have previously received regulatory approval from the U.S. Food and Drug Administration, or FDA, including small molecules and proteins, into our hydrogel technology with the goal of providing local programmed-release of drug to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intracanalicular inserts, intracameral implants and intravitreal implants. We have products and product candidates in early commercial, clinical and preclinical development applying this technology. Currently, our primary commercial product is DEXTENZA® (dexamethasone ophthalmic insert) 0.4mg for intracanalicular use for the treatment of ocular inflammation and pain following ophthalmic surgery.

Our earlier stage assets include three development programs that have initiated clinical trials: OTX-TKI, an intravitreal injection by fine gauge needle of a hydrogel, anti-angiogenic formulation of axitinib a tyrosine kinase inhibitor, or TKI, for the treatment of wet age-related macular degeneration, or wet AMD; OTX-TIC, an intracameral travoprost implant for the reduction of intraocular pressure, or IOP, in patients with glaucoma and ocular hypertension; and OTX-CSI (intracanalicular cyclosporine insert) for the treatment of signs and symptoms of dry eye disease. We filed an investigational new drug application, or IND, for OTX-CSI in December 2019 and initiated a Phase 1 clinical trial during the second quarter of 2020.

We also have a collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel in combination with Regeneron’s large molecule vascular endothelial growth factor, or VEGF, inhibitor, aflibercept, currently marketed under the brand name Eylea. On May 8, 2020, we entered into an amendment to our existing collaboration agreement with Regeneron.

Pursuant to this amendment, we and Regeneron have adopted a new workplan to transition joint efforts under the existing collaboration agreement to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space. Regeneron has agreed to pay for our personnel and material costs for specified preclinical development activities in connection with the revised workplan, as well as costs of certain specialty equipment.

In May 2019, we announced the results of the Phase 3 clinical trial of our product candidate OTX-TP (intracanalicular travoprost insert) for the reduction of IOP, in patients with glaucoma and ocular hypertension. In October 2019, we announced that we had met with the FDA who determined that the results did not achieve clinical meaningfulness for OTX-TP. As a result, we announced that we did not intend to advance OTX-TP without a partner.

In November 2018, the FDA approved our new drug application, or NDA, for DEXTENZA® for the treatment of ocular pain following ophthalmic surgery. DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular pain for up to 30 days with a single administration. DEXTENZA is a local programmed-release, drug-eluting, preservative-free intracanalicular insert that is placed into the canaliculus through a natural opening called the punctum located in the portion of the lower eyelid near the nose. In June 2019, the FDA approved our supplemental new drug application, or sNDA, for DEXTENZA to treat post-surgical ocular inflammation. On July 1, 2019, we commercially launched DEXTENZA in the United States for the treatment of post-surgical ocular inflammation and pain. We enrolled a 96-subject, pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis and reported topline results in April 2020.

In addition to our ongoing drug product development, we currently market ReSure® Sealant, a hydrogel ophthalmic wound sealant approved by the FDA to seal corneal incisions following cataract surgery. We are also assessing the potential use of our hydrogel platform technology in other areas of the body.

Business Update Regarding COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are also impacting our employees, patients, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, adversely affected our business in the second quarter of 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our clinical development programs. For additional information on risks posed by the COVID-19 pandemic, please see “Part II, Item 1A – Risk Factors – Risks Related to the COVID-19 Pandemic,” included elsewhere in this Quarterly Report on Form 10-Q.

Retinal Disease Programs

We are engaged in the development of formulations of our hydrogel administered via intravitreal injection to address large markets for diseases and conditions of the back of the eye with significant growth potential. The global market for retinal disease was approximately $13 billion in 2019 and was estimated to grow at approximately 11% per year over the next five years according to Market Scope with the U.S. market representing $6.8 billion. Our initial development efforts have been focused on the use of our extended-delivery hydrogel in combination with anti-angiogenic drugs, such as protein-based anti-VEGF drugs, or small molecule drugs, such as TKIs, for the treatment of retinal diseases such as wet AMD, diabetic macular edema, or DME, and retinal vein occlusion, or RVO. Our initial goal for these programs is to provide extended delivery over a four to six-month period thereby reducing the frequency of the current monthly or bi-monthly immediate release intravitreal anti-VEGF injection regimen for wet AMD and other retinal diseases.

OTX-TKI (axitinib intravitreal implant)

OTX-TKI is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the biological activity, tolerability and pharmacokinetics of OTX-TKI. In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. In the first quarter of 2019, we began dosing patients in a Phase 1 clinical trial in Australia. This clinical trial is a multi-center, open-label, dose escalation study designed to evaluate the safety, durability and tolerability of OTX-TKI. We also plan to evaluate biological activity by measuring retinal thickness using spectral domain optical coherence tomography and following visual acuity over time. Two cohorts of six subjects each have been enrolled, a lower dose cohort of 200 µg and a higher dose cohort of 400 µg. We have recently amended the current protocol and are dosing a third cohort of subjects split evenly between a higher dose of 600 µg and 400 µg dose combined with an anti-VEGF induction injection. In July 2020, we reported that the data collection and other administrative activities of a clinical trial site had been adversely impacted by the effects of the COVID-19 pandemic, resulting in incomplete data available to us prior to that time.

In July 2020, we presented interim data from this Phase 1 clinical trial of OTX-TKI at the OIS Showcase for public companies. This interim data provided support that OTX-TKI:

●	Was generally well-tolerated and observed to have a favorable safety profile;

●	Showed a decrease in intraretinal or subretinal fluid in some subjects by two months;
●	In the 200 µg cohort, certain patients who had required frequent anti-VEGF dosing prior to enrollment were shown to not need rescue therapy for as long as 10 months after being treated with OTX-TKI;
●	Demonstrated durability of therapy for up to four and half months in the first subject treated and 7.5 months in the second subject treated in the second, 400 µg dose cohort; and
●	Was observed to show limited to no movement, at a level which was not clinically noticeable to subjects.

We plan to present a clinical update at a future medical conference in the fall of 2020. We also plan to file an application by the end of 2020 to initiate clinical development of OTX-TKI in the United States for patients with wet AMD, DME, and RVO.

Individual Change in Central Subfield Thickness Values: Cohort 2

Cohort 2: Standard Optical Coherence Tomography (OCT) Evaluation, Subjects 1 and 2

Preliminary biological signal of clinically-meaningful decrease in retinal fluid

OTX-AFS (aflibercept suprachoroidal injection) in Collaboration with Regeneron

In October 2016, we entered into a strategic collaboration, option and license agreement with Regeneron for the development and potential commercialization of products using our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept, currently marketed under the brand name Eylea. We and Regeneron amended this agreement in May 2020 to, among other things, transition joint efforts under the collaboration to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space. We refer to the collaboration, option and license agreement, as amended to date, as the Collaboration Agreement.

Under the terms of the Collaboration Agreement, we granted Regeneron an option, or the Option, to enter into an exclusive, worldwide license under our intellectual property to develop and commercialize products using our hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds, or Licensed Products. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, for any target including VEGF, or any products that deliver large molecule drugs other than those that target VEGF proteins. Under the terms of the Collaboration Agreement, we and Regeneron agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept that is suitable for advancement into clinical development. Regeneron has agreed to pay our personnel and material costs of ours for specified preclinical development activities in connection with the revised workplan, as well as costs of certain specialty equipment.

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

Under the terms of the Collaboration Agreement, Regeneron has agreed to pay us $10 million upon exercise of the Option. We are also eligible to receive up to $145 million per Licensed Product upon the achievement of specified development and regulatory milestones, including successful results from the first-in-human clinical trial; $100 million per Licensed Product upon first commercial sale of such Licensed Product; and up to $50 million based on the achievement of specified sales milestones for all Licensed Products. In addition, we are entitled to tiered, escalating royalties, in a range from a high-single digit to a low-to-mid teen percentage of net sales of Licensed Products.

As amended, the Option is exclusive for twenty-four months following May 8, 2020. The field of the potential license remains limited to Licensed Products delivered by local administration to or around the eye for diagnostic, therapeutic, or prophylactic purposes relating to ophthalmic diseases or conditions.

The Collaboration Agreement will automatically terminate upon the failure of Regeneron to conduct or complete certain preclinical activities within specified timeframes or provide required notices regarding such certain preclinical activities to us, in each case subject to specified exceptions, unless Regeneron exercises its Option, the matter has been referred to the joint research committee, or the parties have otherwise agreed in writing. The Agreement will also terminate if Regeneron has not exercised its Option prior to the expiration of the Option Period. If Regeneron has timely exercised its Option, the Collaboration Agreement will expire on a Licensed Product-by-Licensed Product and country-by-country basis upon the expiration of the later of 10 years from the date of first commercial sale in such country or the expiration of all patent rights covering a Licensed Product in such country. We have agreed to grant Regeneron a fully paid-up, non-exclusive license to continue to develop and commercialize the Licensed Products following expiration. The Collaboration Agreement is terminable by Regeneron at its convenience, for any or all of the Licensed Products, upon prior written notice. Either party may, subject to a cure period, terminate the Collaboration Agreement in the event of the other party’s uncured material breach, in addition to other specified termination rights.

Glaucoma Programs

The global market for glaucoma was estimated by Market Scope at $4.8 billion in 2019 with the U.S. market representing $1.9 billion. The primary goal of glaucoma treatment is to slow the progression of this chronic disease by reducing IOP and many medications can accomplish this. Importantly, however, adherence to current topical glaucoma therapies is known to be particularly poor with reported rates of non-adherence from 30% to 80%. These low compliance rates may be associated with disease progression and loss of vision, and may be part of the reason that glaucoma is a leading cause of blindness in people over 60 years of age.

Prostaglandins are the most commonly-used class of medications to treat patients with glaucoma and are administered via daily eye drops as the current standard of care. The ability of patients to use and place daily eye drops is challenging. The products that we are developing are designed to address the issue of compliance by delivering a prostaglandin analog formulated with our programmed-release hydrogel to lower IOP for several months with a single insert or a single implant.

OTX-TIC (travoprost intracameral implant)

OTX-TIC is our product candidate for glaucoma and ocular hypertension patients in need of a significant reduction in IOP. OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. Preclinical studies to date have demonstrated reduction of IOP and pharmacokinetics in the aqueous humor that suggest a pharmacodynamic response of IOP reduction in humans. Our IND for our U.S. Phase 1 trial became effective in the first quarter of 2018, and we dosed the first patient in May 2018. The study is a multi-center, open-label, dose escalation, proof of concept study to evaluate the safety, biological activity, durability and tolerability of OTX-TIC compared to topical travoprost (eye drops) in patients with primary open-angle glaucoma or ocular hypertension. We presented initial results from the first cohort, comprised of five patients, in this clinical trial at the Association of Research and Vision of Ophthalmology (ARVO) meeting in April 2019 and the American Society of Cataract and Refractive Surgery annual meeting in May 2019. This data demonstrated that, with a single implant, subjects were able to achieve IOP lowering for up to thirteen months at a level at least as good as the current standard of care topical eye drop that was placed in each subject’s non-study eye. In addition, the hydrogel carrier, as designed, biodegraded in approximately five to seven months. There were no clinically meaningful changes in corneal health as measured by endothelial cell evaluation and corneal pachymetry. Several subjects reported low grade inflammation and peripheral anterior synechiae that we believe may be addressable with modifications to the implants.

At the Glaucoma 360 meeting in February of 2020, we presented results from the first two of four patient cohorts in the Phase 1 clinical trial. Data from the first two fully enrolled cohorts (cohort 1 = 5 subjects, cohort 2 = 4 subjects) shows a clinically meaningful reduction from baseline in mean IOP values at the 8 a.m. timepoint in patients treated with a single insertion of OTX-TIC throughout the six-month study period. The data also shows that the mean IOP values at the 8 a.m. timepoint remained decreased from the baseline values beyond the study period and, in one patient, for up to twenty-one months at the time of assessment. The implant was observed to consistently bioresorb in six to seven months and showed little to no movement. Importantly, endothelial cell counts and pachymetry assessments indicate no clinically meaningful changes from baseline have occurred.

Cohort 1: Mean IOP Change from Baseline at 8:00 a.m.

Cohort 2: Mean IOP Change from Baseline at 8:00 a.m.

We are currently collecting additional data from the first two cohorts, have fully enrolled the third cohort to assess the impact of a faster degrading implant with the same therapeutic dose as administered in cohort one and are enrolling a fourth cohort to assess an additional formulation with a smaller implant of OTX-TIC. Enrollment in our fourth cohort has recently slowed due to COVID-19, but we continue to expect to provide topline data for the third and fourth cohorts in the second half of 2020. We expect to commence a Phase 2 clinical trial in the middle of 2021.

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

On May 20, 2019, we reported topline results of the Phase 3 randomized, double-blind, placebo-controlled clinical trial that was conducted across more than 50 sites and enrolled 554 subjects with open-angle glaucoma or ocular hypertension in the full analysis set, or FAS, population. The trial’s primary efficacy endpoint was an assessment of mean IOP at nine different time points, three diurnal time points (8 a.m., 10 a.m., and 4 p.m.) at each of 2, 6, and 12 weeks following insertion. The secondary endpoints included an evaluation of whether OTX-TP demonstrated a statistically superior mean reduction of IOP from baseline for OTX-TP treated subjects compared with placebo insert treated subjects compared with placebo insert treated subjects at the same nine time points. Topline results show that the trial did not achieve its endpoint of statistically significant superiority in mean reduction of IOP compared with placebo at all nine time points. OTX-TP treated subjects did have a greater reduction in IOP from baseline relative to placebo insert at all nine time points, and these differences were statistically significant (p value < 0.05) for eight of the nine time points. The reductions from baseline for OTX-TP treated subjects in this trial ranged from 3.27-5.72 millimeters of mercury (mm Hg) across the nine time points with higher levels of intraocular pressure reduction seen at the earlier time points in this trial.

OTX-TP was generally well tolerated and no ocular serious adverse events were observed. The most common ocular adverse events seen in the study eye were dacryocanaliculitis (approximately 7.0% in OTX-TP vs. 3.0% in placebo) and lacrimal structure disorder (approximately 6.0% in OTX-TP vs. 4.0% in placebo).

We have met with the FDA to discuss data we reported in May 2019 from our completed Phase 3 trial. Our conversation with the FDA was productive and involved a discussion around the importance of compliance and how a product like OTX-TP could address the issue of non-compliance by delivering a prostaglandin analog formulated with our programmed-release hydrogel to lower IOP for up to 12 weeks with a single insert. While the FDA did not feel that the data from this clinical trial met the standard of clinical meaningfulness in the population studied, there were constructive discussions about potential pathways forward in specific patient populations for whom drops are problematic. Based on the feedback following these discussions with the FDA, we do not intend to initiate a second Phase 3 clinical trial at this time without the assistance of a collaborative partner. We believe that if we were to find a partner for our OTX-TP program, we or such partner could decide to conduct additional Phase 2 clinical trials to address feedback from the FDA prior to another Phase 3 clinical trial. Given the potential use of OTX-TP as a chronic therapy, however, we have begun closing out the open-label, one-year safety extension study, generating six-month and one-year safety data for a limited number of subjects to support a potential product registration in the future.

Ocular Surface Diseases

The global market for dry ocular surface disease, which we refer to as dry eye disease, was estimated by Market Scope at $5.1 billion in 2019 with the U.S. market representing $2.1 billion. We are engaged in the development of formulations of our hydrogel administered via intracanalicular inserts to address large markets for diseases and conditions of the surface of the eye. Our initial development efforts are focused on the use of our extended-delivery hydrogel in combination with well-known and well-understood corticoid steroids to treat dry eye disease, episodic dry eye disease, allergic conjunctivitis and inflammation and pain associated with post ophthalmic surgery.

OTX-CSI (cyclosporine intracanalicular insert)

OTX-CSI incorporates the FDA-approved immunomodulator cyclosporine as an active pharmaceutical ingredient into a hydrogel, drug-eluting, preservative-free intracanalicular insert. OTX-CSI is designed to release cyclosporine for approximately three months to increase tear production for the treatment of dry eye disease. We filed an IND for OTX-CSI in the United States in December 2019 and initiated a Phase 1 clinical trial in the first quarter of 2020. The Phase 1 clinical trial is a U.S.-based, open-label, single-center trial that is now fully enrolled with 5 subjects who will be followed for approximately 4 months. The study is designed to evaluate safety, tolerability and durability of OTX-CSI and assess biological activity by measuring signs and symptoms of dry eye disease over this time period. OTX-CSI is administered by a physician as a bioresorbable intracanalicular insert and is designed to release the drug to the ocular surface for up to 3 months. The data safety monitoring committee has met to review initial data from the Phase 1 clinical trial and supports the Company proceeding to a U.S.-based, randomized, double-masked, placebo-controlled multi-center Phase 2 clinical trial evaluating two different formulations of OTX-CSI with vehicle insert in approximately 105 subjects. We anticipate initiating the Phase 2 clinical trial in the fourth quarter of 2020.

OTX-DED (dexamethasone intracanalicular insert)

OTX-DED incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting, preservative-free intracanalicular insert. There are approximately 8.6 million patients diagnosed with episodic dry eye disease in the United States, according to Market Scope. OTX-DED is designed to release dexamethasone over a period of weeks to increase tear production for the treatment of episodic dry eye disease. In an effort to leverage the strong safety profile of DEXTENZA (for the treatment of inflammation and pain following ophthalmic surgery) and we intend to file a Phase 2-enabling IND by the end of the year 2020 and, if successful, we plan to initiate a Phase 2 trial in the second half of 2021. We believe that this formulation will address several of the current limitations of existing dry eye disease treatments: the slow onset of action, through the occlusion of the punctum; the burning/stinging upon application, the toxicity associated with preservatives; and the potential for abuse of topical steroids.

DEXTENZA for the Treatment of Allergic Conjunctivitis

It is estimated that up to 10 million people in the U.S. seek medical attention for the inflammatory response associated with allergic conjunctivitis caused by both seasonal and perennial allergens. We believe that allergic conjunctivitis represents a discrete and significant potential market for DEXTENZA beyond its current use in the surgical setting. DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting, preservative-free intracanalicular insert. We are developing DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis as a hands-free, abuse-deterrent therapy administered in the office setting as a bioresorbable, intracanalicular insert, designed to release the corticosteroid dexamethasone to the ocular surface for up to 30 days.

In the third quarter of 2019, we began dosing patients in a 96-subject, pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis. This Phase 3 clinical trial is a U.S.-based, multi-center, 1:1 randomized, double-masked, placebo-controlled trial that is fully enrolled, and is testing the safety and efficacy of DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg versus a placebo vehicle punctum plug using the Ora, Inc.’s modified Conjunctival Allergen Challenge (Ora-Cac®), or CAC, Model. The trial is designed to assess the effect of DEXTENZA compared with a placebo on allergic reactions using a series of successive allergen challenges over a 30-day period. The primary efficacy endpoint for this trial was ocular itching (subject-reported 5-point scale (0 to 4)) on day 8 at 3 minutes, 5 minutes and 7 minutes post-challenge and included subjects with seasonal and perennial allergens.

In April 2020, we reported topline results of this Phase 3 clinical trial. DEXTENZA-treated subjects demonstrated a statistically significant (p-value < 0.0001) difference in mean ocular itching scores, compared to vehicle-treated subjects, at all three pre-specified time points (see the figure below). An assessment of the secondary endpoint of ocular itching at all other visits (day 7, day 8 (morning), day 8 (afternoon at 10 minutes following exposure), day 14, and day 15 (morning and afternoon)) also showed that DEXTENZA-treated subjects reported lower itching scores than vehicle-treated subjects at 3 minutes, 5 minutes, 7 minutes and 10 minutes post-exposure to the allergen challenge (p-value <0.05 for all 21 time points except day 7 at 3 minutes).

Primary Efficacy Endpoint Ocular Mean Itching Scores at Day 8 (PM)

*Statistically significant; P≤0.0001; Least Squared Means; Population: ITT = MCMC; Bars represent Standard Error

In the trial, DEXTENZA was observed to have a favorable safety profile and be well-tolerated with no serious adverse events observed. No subjects required rescue medication and no subjects experienced elevated IOP. There were 8 ocular treatment emergent adverse events in this trial (2 in the DEXTENZA group and 6 in the vehicle group).

These data are generally consistent with our observations in our prior Phase 2 and Phase 3a clinical trials using a similar repeat CAC model as reflected in the two figures below. For all analyses we have conducted, the subject is the unit of analysis. For the Phase 2 clinical trial, the data shown is for the prespecified primary endpoint of ocular itching at day 15 using the Intent-to-Treat (ITT) population with last observation carried forward (LOCF) as the method of imputation. For the Phase 3 trials, the data shown is for the prespecified primary endpoint of ocular itching at day 8 using the ITT population and imputing missing data using the Markov chain Monte Carlo (MCMC) multiple imputation method. The two figures below reflect the Phase 3 data using the MCMC method with different bases for imputation. In the first figure, the basis for imputation for the MCMC method is at the individual eye level. In the second figure, the basis for imputation for the MCMC method is at the subject level (average of the two eyes). Both methods may be appropriate and, in this case, yield similar conclusions. In certain data we have previously disclosed, we have presented analyses using the MCMC method with the individual eye as the basis for imputation. However, the statistical analysis plan for each of the three Phase 3 trials specifies that the basis for imputation for the MCMC method should be the subject level. Multiple other methods of imputation were also performed in the Phase 3 studies including LOCF, baseline observation carried forward (BOCF), worse case observation (WCO), and observation only with no imputation with similar clinical conclusions.

Primary Efficacy Endpoint – Eye Level Imputation

Mean Ocular Itching Scores Across All Studies

* Statistically Significant; P≤0.0025; Population: ITT + LOCF (Phase 2) & ITT + MCMC (Phase 3)

Primary Efficacy Endpoint – Subject Level Imputation

Mean Ocular Itching Scores Across All Studies

* Statistically Significant; P≤0.0025; Population: ITT + LOCF (Phase 2) & ITT + MCMC (Phase 3)

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

DEXTENZA ® (dexamethasone ophthalmic insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. In November 2018, the FDA approved our NDA for DEXTENZA for the treatment of post-surgical ocular pain. In June 2019, the FDA approved our sNDA for DEXTENZA to treat post-surgical ocular inflammation. In connection with our July 1, 2019 commercial launch of DEXTENZA for post-surgical ocular inflammation and pain, we have built our own highly targeted, key account manager, or KAM, sales force that focuses on the ambulatory surgical centers, or ASCs, responsible for the largest volumes of cataract surgery. Since the commercial launch of DEXTENZA, we have expanded our field sales team by 50% to a total of 30 KAMs. DEXTENZA is now available through a network of distributors. Our initial commercial efforts are focused on the approximately two million cataract procedures performed annually under Medicare Part B. Following our receipt of FDA approval on November 30, 2018, we submitted an application for a C-code for transitional pass-through payment status. On May 29, 2019, we received formal notification from the Centers for Medicare and Medicaid Services, or CMS, that it had approved transitional pass-through payment status and established a new reimbursement code for DEXTENZA. The code, C9048, became effective on July 1, 2019. On December 28, 2018, we submitted an application for a J-code for permanent payment status. In July 2019, we subsequently received a specific and permanent J-code, J1096, that became effective October 1, 2019. With the effectiveness of our permanent J-code as of October 1, 2019, our C-code is no longer in effect.

A J-Code is a permanent code used to report drugs that ordinarily cannot be self-administered. J-codes are familiar to both medical practices and their billing staffs, as well as Medicare (Part B and Part C) and commercial insurers. As a result, J-codes allow for a simpler and more convenient reimbursement process.

In July 2020, we announced that Novitas Solutions, Inc., or Novitas, and First Coast Service Options, Inc., or First Coast, two of seven Medicare Administrative Contractors, or MACs, became the first two MACs to establish a physician fee schedule for procedure code 0356T for the administration of drug-eluting intracanalicular inserts, including DEXTENZA, effective July 1, 2020. The professional fee for CPT code 0356T is now eligible to be paid per the established local physician fee schedule of $95 to $155 per each insertion, which can be found on the Novitas and First Coast websites.  Novitas covers Medicare patients in New Mexico, Texas, Colorado, Oklahoma, Arkansas, Louisiana, Mississippi, New Jersey, Pennsylvania, Delaware, Virginia and the District of Columbia. First Coast covers Medicare patients in Florida, Puerto Rico, and the U.S. Virgin Islands. Combined, we believe that Novitas and First Coast cover approximately 30% of all Medicare members. In addition, four of the remaining five MACs have retired their non-coverage policies for CPT code 0356T, and we believe that these MACs may publish fee schedules in the near future.

We are currently initiating sites to evaluate DEXTENZA in pediatric subjects that are 0 to 3 years of age undergoing cataract surgery, and we expect to enroll our first subject in the fourth quarter of 2020. The planned pediatric trial is a post-approval commitment to the FDA. Additionally, we have received proposals for, and plan to support, several investigator-initiated trials evaluating DEXTENZA in different clinical situations. To date, third-party clinical investigators have initiated 14 trials to study the use of DEXTENZA in cataract surgery and other potential indications. Two of the trials have completed enrollment, the remaining 12 trials are actively enrolling and treated patients are being followed.

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

We are also assessing the potential use of our hydrogel platform technology in other areas of the body and have studied several localized delivery platforms including via wound inlays; sinus and ear inserts; and subcutaneous, peripheral, and intra-articular injections. In September 2018, we entered into a second amended and restated license agreement, or Second Amended Agreement, with Incept LLC, an intellectual property holding company. The Second Amended Agreement expands the scope of our intellectual property license to include products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions.

Financial Position

We have generated limited revenue to date. All of our local programmed-release drug delivery products are in various phases of early commercial, clinical and preclinical development. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, OTX-CSI and OTX-DED for dry eye disease, OTX-TIC for glaucoma and ocular hypertension, and OTX-TKI for wet AMD. Since inception, we have incurred significant operating losses. Our net loss was $36.6 million and $24.5 million and $58.1 million and $41.6 million for the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $441.7 million.

Our total costs and operating expenses were $19.5 million and $38.7 million for the three and six months ended June 30, 2020, respectively, including $2.5 million and $4.9 million in non-cash stock-based compensation expense and depreciation expense, respectively. Our operating expenses have grown as we continue to support the commercial launch of DEXTENZA following its entry into the market in July 2019; continue to pursue the clinical development of OTX-TKI, OTX-TIC, OTX-CSI, OTX-DED, OTX-AFS and DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis; continue the research and development of our other product candidates; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to incur substantial sales and marketing expenses in connection with the ongoing DEXTENZA commercial launch and that of any of our other product candidates. In addition, we will continue to incur additional costs associated with operating as a public company, including legal costs associated with any pending legal proceedings.

Although we expect to generate revenue from sales of DEXTENZA and ReSure Sealant, we will need to obtain substantial additional funding to fully support our continuing operations and the commercialization of DEXTENZA. If we are unable to raise capital or access our borrowing capacity when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

On April 5, 2019, we entered into an Open Market Sales AgreementSM, or the 2019 Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent. In the second quarter of 2020, we sold 326,558 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $1.7 million after commissions and expenses. From inception to August 1, 2020, we have sold 10,321,840 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $47.1 million after underwriting discounts and commissions and expenses.

On August 2, 2019, we entered into the Second Amendment of our Third Amended and Restated Credit and Security Agreement, between us and our senior note lenders MidCap Financial and Silicon Valley Bank, whereby the lenders agreed to remove the restrictions on the $5.0 million of restricted cash required under the Third Amended and Restated Credit and Security Agreement as of June 30, 2019.

In May 2020, we entered into an underwriting agreement with Jefferies LLC and Piper Sandler & Co., or the Underwriters, for an underwritten public offering of 8,181,819 shares of our common stock. Under the terms of this underwriting agreement, we also granted the Underwriters an option to purchase up to an additional 1,227,272 shares of our common stock at the public offering price, less the underwriting discounts and commissions. The Underwriters subsequently exercised this option to purchase the optional shares in full. The public offering price of the shares sold in this offering was $5.50 per share, and the Underwriters purchased all of the shares from us at a price of $5.17 per share. After deducting underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $48.3 million.

We believe that our existing cash and cash equivalents of $84.3 million as of June 30, 2020 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements for at least the next twelve months. This estimate is based on the our currently forecasted operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, a continuing expected rebound in cataract surgeries in the third quarter of 2020 and beyond, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through June 30, 2020, we have generated limited amounts of revenue from the sales of our products. We began to recognize limited product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019. We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2020. Until June 2019, ReSure Sealant was our only source of revenue from product sales. We may generate revenue in the future if we successfully commercialize DEXTENZA and develop and commercialize one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

For the three and six months ended June 30, 2020, three individual customers accounted for 48%, 16% and 14% and 41%, 19% and 14%, respectively, of our total revenue. At June 30, 2020, three customers accounted for 48%, 21% and 16% of our total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable at June 30, 2020.

For the three and six months ended June 30, 2019, one individual customer accounted for 40% and 24%, respectively, of our total revenue. At December 31, 2019, three customers accounted for 39%, 18% and 11% of our total accounts receivable. No other customer accounted for more than 10% of total accounts receivable for the year ended December 31, 2019.

The COVID-19 pandemic did have a significant impact on our financial results for the three month period ended June 30, 2020; the implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, adversely affected our business. In the second quarter of 2020, a reduction in elective cataract surgeries had an adverse impact on product revenues from DEXTENZA and ReSure Sealant. While we expect a rebound in cataract surgeries to continue during the third quarter of 2020 and beyond, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

Operating Expenses

Cost of Product Revenue

Cost of product revenue consists primarily of costs of DEXTENZA product revenue, which include:

●	Direct materials costs;

●	Direct labor, which includes employee-related expenses, including salaries, related benefits and payroll taxes, travel and stock-based compensation expense for employees engaged in the production process;

●	Manufacturing overhead costs, including rent, depreciation, and indirect labor costs associated with the production process;

●	Transportation costs; and

●	Cost of scrap material.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

●	employee-related expenses, including salaries, related benefits and payroll taxes, travel and stock-based compensation expense for employees engaged in research and development, clinical and regulatory and other related functions;

●	expenses incurred in connection with the clinical trials of our product candidates, including with the investigative sites that conduct our clinical trials and under agreements with contract research organizations, or CROs;

●	expenses relating to regulatory activities, including filing fees paid to the FDA for our submissions for product approvals;

●	expenses associated with developing our pre-commercial manufacturing capabilities and manufacturing clinical trial materials;

●	ongoing research and development activities relating to our core bioresorbable hydrogel technology and improvements to this technology;

●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies;

●	costs relating to the supply and manufacturing of product inventory, prior to approval of our products by the FDA or other regulatory agencies; and

●	expenses associated with preclinical development activities.

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

The successful development and commercialization of our products or product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

●	the scope, progress, outcome and costs of our clinical trials and other research and development activities;

●	the timing, receipt and terms of any marketing approvals;

●	the efficacy and potential advantages of our products or product candidates compared to alternative treatments, including any standard of care;

●	the market acceptance of our products or product candidates; and

●	significant and changing government regulation.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs. During the three and six months ended June 30, 2020 and 2019, we incurred limited marketing expenses in connection with ReSure Sealant, which we began commercializing in 2014, and increased selling and marketing expenses in connection with the commercial launch and ongoing sales of DEXTENZA. As we have now commercially launched DEXTENZA, our selling and marketing expenses will continue to increase.

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

Other Income (Expense)

Interest Income. Interest income consists primarily of interest income earned on cash and cash equivalents. In the three and six months ended June 30, 2020 and 2019, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

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

Change in Fair Value of Derivative Liability. In 2019, in connection with the issuance of our 2026 Convertible Notes, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. The changes in fair value are non-cash adjustments, are recorded through the statement of operations and comprehensive loss and are presented under the caption “Change in fair value of derivative liability”.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$1,569	$650	$919
Total revenue, net	1,569	650	919
Costs and operating expenses:
Cost of product revenue	134	552	(418)
Research and development	8,021	9,414	(1,393)
Selling and marketing	6,153	7,225	(1,072)
General and administrative	5,145	5,058	87
Total costs and operating expenses	19,453	22,249	(2,796)
Loss from operations	(17,884)	(21,599)	3,715
Other income (expense):
Interest income	17	379	(362)
Interest expense	(1,694)	(1,627)	(67)
Change in fair value of derivative liability	(17,007)	(1,606)	(15,401)
Total other income (expense), net	(18,684)	(2,854)	(15,830)
Net loss	$(36,568)	$(24,453)	$(12,115)

Revenue

We generated $1.6 million of revenue during the three months ended June 30, 2020 from sales of our products, of which $1.4 million was attributable to sales of DEXTENZA and $0.2 million was attributable to sales of ReSure Sealant. We generated $0.3 million and $0.4 million of revenue during the three months ended June 30, 2019 from sales of our DEXTENZA and ReSure Sealant product, respectively. We began to recognize product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019.

Research and Development Expenses

	Three Months Ended
	June 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$16	$24	$(8)
DEXTENZA for post-surgical ocular inflammation and pain	217	366	(149)
DEXTENZA for ocular itching associated with allergic conjunctivitis	1,337	115	1,222
OTX-TP for glaucoma and ocular hypertension	240	323	(83)
OTX-TIC for glaucoma and ocular hypertension	238	210	28
OTX-TKI for wet AMD	375	178	197
Preclinical programs	166	231	(65)
Unallocated expenses:
Personnel costs	2,726	4,795	(2,069)
All other costs	2,706	3,172	(466)
Total research and development expenses.	$8,021	$9,414	$(1,393)

Research and development expenses were $8.0 million for the three months ended June 30, 2020, compared to $9.4 million for the three months ended June 30, 2019. Research and development costs decreased by $1.4 million primarily due to a decrease of $2.1 million in unallocated personnel costs and $0.5 million in unallocated all other costs, partially offset by a net increase of $1.2 million in costs incurred in connection with our DEXTENZA program, our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension, our OTX-TIC program for glaucoma and ocular hypertension, OTX-TKI for wet AMD and our other preclinical programs.

For the three months ended June 30, 2020, we incurred $2.6 million in direct research and development expenses for our programmed-release drug delivery product candidates, including $1.3 million for DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, $0.2 million for DEXTENZA for the treatment of post-surgical inflammation and pain, and $0.2 million for OTX-TP. For the three months ended June 30, 2019, we incurred $1.4 million in direct research and development expenses for our programmed-release drug delivery product candidates, including $0.4 million for DEXTENZA for the treatment of post-surgical inflammation, $0.1 million for DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis and $0.3 million for OTX-TP. Unallocated research and development expense decreased $2.5 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, due primarily to a decrease in personnel costs of $2.1 million and all other costs of $0.5 million as a result of the organizational restructuring that took place in November 2019. While we currently do not anticipate any interruptions in our clinical development due to COVID-19, it is possible that the COVID-19 pandemic and response efforts could delay our clinical development programs and plans and increase our associated costs.

Selling and Marketing Expenses

	Three Months Ended
	June 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$3,900	$3,398	$502
Professional fees	1,385	3,185	(1,800)
Facility related and other	868	642	226
Total selling and marketing expenses	$6,153	$7,225	$(1,072)

Selling and marketing expenses were $6.2 million for the three months ended June 30, 2020, compared to $7.2 million for the three months ended June 30, 2019. The decrease of $1.1 million was primarily due to a decrease of $1.8 million in professional fees including consulting, trade shows, marketing material and conferences partially offset by increases of $0.5 million in personnel costs, including stock-based compensation and $0.2 million in facility related and other costs.

We expect our selling and marketing expenses to increase in 2020 and beyond, due to the approval of DEXTENZA as we continue to support the commercial launch.

General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$2,369	$2,313	$56
Professional fees	1,948	2,174	(226)
Facility related and other	828	571	257
Total general and administrative expenses	$5,145	$5,058	$87

General and administrative expenses were $5.2 million for the three months ended June 30, 2020, compared to $5.1 million for the three months ended June 30, 2019. The increase of $0.1 million was primarily due to an increase of $0.1 million in personnel costs, including stock-based compensation, and facility related costs of $0.3 million partially offset by savings of $0.2 million in professional fees.

Other Income (Expense), Net

Other expense, net was $18.7 million for the three months ended June 30, 2020, compared to $2.9 million for the three months ended June 30, 2019. The change of $15.8 million, was due to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $15.4 million. The change in fair value of the derivative liability was a loss in the amount of $17.0 million during the three months ended June 30, 2020 due changes in the underlying assumptions of the derivative liability, primarily related to an increase in our common stock price. We expect the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent changes occur in the underlying assumptions. The change in fair value of the derivative liability was a loss in the amount of $1.6 million during the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$4,178	$1,142	$3,036
Total revenue, net	4,178	1,142	3,036
Costs and operating expenses:
Cost of product revenue	953	680	273
Research and development	14,119	20,731	(6,612)
Selling and marketing	13,283	10,572	2,711
General and administrative	10,321	10,416	(95)
Total costs and operating expenses	38,676	42,399	(3,723)
Loss from operations	(34,498)	(41,257)	6,759
Other income (expense):
Interest income	156	708	(552)
Interest expense	(3,327)	(2,645)	(682)
Change in fair value of derivative liability	(20,411)	1,617	(22,028)
Total other income (expense), net	(23,582)	(320)	(23,262)
Net loss	$(58,080)	$(41,577)	$(16,503)

Revenue

We generated $4.2 million of revenue during the six months ended June 30, 2020 from sales of our products, of which $3.5 million was attributable to sales of DEXTENZA and $0.7 million was attributable to sales of ReSure Sealant. We generated $0.3 million and $0.8 million of revenue during the three months ended June 30, 2019 from sales of our DEXTENZA and ReSure Sealant product, respectively. We began to recognize product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019.

Research and Development Expenses

	Six Months Ended
	June 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$43	$73	$(30)
DEXTENZA for post-surgical ocular inflammation and pain	496	515	(19)
DEXTENZA for ocular itching associated with allergic conjunctivitis	2,096	115	1,981
OTX-TP for glaucoma and ocular hypertension	367	1,158	(791)
OTX-TIC for glaucoma and ocular hypertension	421	299	122
OTX-TKI for wet AMD	526	178	348
Preclinical activities	318	1,129	(811)
Unallocated expenses:
Personnel costs	5,762	10,086	(4,324)
All other costs	4,090	7,178	(3,088)
Total research and development expenses	$14,119	$20,731	$(6,612)

Research and development expenses were $14.1 million for the six months ended June 30, 2020, compared to $20.7 million for the six months ended June 30, 2019. Research and development costs decreased by $6.6 million primarily as a result of a decrease of $4.3 million in unallocated personnel costs and $3.1 million in unallocated all other costs, partially offset by an increase of $0.8 million in costs incurred in connection with the clinical trials of our

DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of ocular itching associated with allergic conjunctivitis, our two product candidates for the treatment of dry eye disease and our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension, and other preclinical activities.

For the six months ended June 30, 2020, we incurred $4.3 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.5 million for our DEXTENZA product for the treatment of post-surgical ocular inflammation and pain, $2.1 million for our DEXTENZA product for the treatment of ocular itching associated with allergic conjunctivitis and $0.4 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. For the six months ended June 30, 2019, we incurred $2.3 million in direct research and development expenses for our sustained release drug delivery product candidates for the front of the eye, including $0.5 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain and $1.2 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. Unallocated research and development expense decreased $7.4 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, due primarily to a decrease in personnel costs of $4.3 million and all other costs of $3.1 million as a result of the organizational restructuring that took place in November 2019.

Selling and Marketing Expenses

	Six Months Ended
	June 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$8,095	$4,935	$3,160
Professional fees	3,225	4,560	(1,335)
Facility related and other	1,963	1,077	886
Total selling and marketing expenses	$13,283	$10,572	$2,711

Selling and marketing expenses were $13.3 million for the six months ended June 30, 2020, compared to $10.6 million for the six months ended June 30, 2019. The increase of $2.7 million was primarily due to increases of $3.2 million in personnel costs and $0.9 million in facility-related costs partially offset by a decrease of $1.3 million in professional fees including consulting, trade shows and conferences.

General and Administrative Expenses

	Six Months Ended
	June 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$4,652	$4,684	$(32)
Professional fees	3,947	4,587	(640)
Facility related and other	1,722	1,145	577
Total general and administrative expenses	$10,321	$10,416	$(95)

General and administrative expenses were $10.3 million for the six months ended June 30, 2020, compared to $10.4 million for the six months ended June 30, 2019. The decrease of $0.1 million was primarily due to a decrease of $0.6 million in professional fees partially offset by an increase of $0.5 million in facility-related and other costs.

Other Income (Expense), Net

Other expense, net was $23.6 million for the six months ended June 30, 2020, compared to $0.3 million for the six months ended June 30, 2019. The change of $23.3 million was due primarily to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $22.0 million, higher interest expense of $0.7 million associated with the Credit Facility and the 2026 Convertible Notes offset by lower interest income earned on current cash balances.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability was a loss in the amount of $20.4 million during the six months ended June 30, 2020 due to changes in the underlying assumptions of the derivative liability, primarily related to an increase in our common stock price. We expect the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent changes occur in the underlying assumptions. The change in fair value of derivative liability during the six months ended June 30, 2019 was a loss of $1.6 million.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. Our net losses were $58.1 million and $41.6 million for the six months ended June 30, 2020 and 2019, respectively, and $86.4 million and $60.0 million for the years ended December 31, 2019 and 2018, respectively. As of June 30, 2020, we had an accumulated deficit of $441.7 million.

We have generated limited revenue to date. In 2014, we began recognizing revenue from sales of ReSure Sealant. We commercially launched DEXTENZA for post-surgical ocular inflammation and pain in July 2019. All of our other sustained drug delivery products are in various phases of clinical and preclinical development. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, OTX-TIC for glaucoma and ocular hypertension, OTX-CSI and OTX-DED for dry eye disease , and OTX-TKI for wet AMD. While it is difficult to predict the extent or duration of the impact of the global COVID-19 pandemic on future financial results, we anticipate current guidelines and recommendations from the global health authorities, including the delay of elective surgeries, will significantly impact revenue in the third quarter of 2020 and beyond.

Through June 30, 2020, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities. In May 2020, we completed a follow-on offering of our common stock at a public offering price of $5.50 per share. The offering consisted of 9,409,091 shares of common stock sold by us, including those shares sold in connection with the exercise by the Underwriters of their option to purchase additional shares. We received net proceeds from the follow-on offering of approximately $48.3 million after deducting underwriting discounts and commissions and offering expenses.

In November 2016, we entered into the 2016 Sales Agreement with Cantor, under which we could offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time. Through February 25, 2019, we sold an aggregate of 6,330,222 shares of common stock under the 2016 Sales Agreement resulting in net proceeds of approximately $38.4 million after underwriting discounts and commissions and other offering expenses. On February 28, 2019, pursuant to the 2016 Sales Agreement, we delivered a termination notice to Cantor, terminating the 2016 Sales Agreement.

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

On April 5, 2019, we entered into the 2019 Sales Agreement with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through

Jefferies, acting as agent. In the three months ended June 30, 2020, we sold 326,558 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $1.7 million after underwriting discounts and commissions and expenses. From inception through August 1, 2020, we have sold 10,321,840 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $47.1 million after underwriting discounts and commissions and expenses.

On April 22, 2020, in accordance with our Credit Agreement, we obtained consent from MidCap Financial Trust permitting us to secure a loan under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Stability Act. We received loan proceeds of approximately $3.2 million, which we refer to as the PPP Loan, on April 23, 2020 pursuant to this program. However, based on updated guidance related to this program, we repaid the PPP Loan in full on May 5, 2020.

We may receive $10.0 million under our collaboration arrangement with Regeneron in the event Regeneron exercises its option to enter into an exclusive, worldwide license to develop and commercialize products containing our extended-delivery hydrogel formulation with us in combination with Regeneron’s large molecule VEGF-targeting compounds. However, if the option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan and we are obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25.0 million which cap may be increased by up to $5.0 million under certain circumstances.

As of June 30, 2020, we had cash and cash equivalents of $84.3 million; outstanding debt of $25.0 million, net of unamortized discount; and convertible notes, of $37.5 million of aggregate principal amount of senior subordinated convertible notes, plus accrued interest of $3.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We believe that our existing cash and cash equivalents of $84.3 million as of June 30, 2020 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements for at least the next twelve months. This estimate is based on the our currently forecasted operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, a continuing expected rebound in cataract surgeries in the third quarter of 2020 and beyond, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2020	2019

Cash used in operating activities	$(33,650)	$(38,567)
Cash used in investing activities	(374)	(1,218)
Cash provided by financing activities	63,881	47,638
Net increase in cash and cash equivalents	$29,857	$7,853

Operating activities. Net cash used in operating activities was $33.7 million for the six months ended June 30, 2020, primarily resulting from our net loss of $58.1 million and changes in our operating assets and liabilities of $3.1 million, offset by $27.5 million of non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which are significantly offset any contributions from our revenues to date. Our net non-cash charges during the six months ended June 30, 2020 consisted primarily of $7.1 million of stock-based compensation expense, depreciation expense and other non-cash expenses and the change in fair value of the derivative liability of $20.4 million. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2020 consisted primarily of increases in accrued expenses, accounts receivable, accounts payable and inventories as we continue with the commercialization of DEXTENZA.

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

Investing activities. Net cash used in investing activities for the six months ended June 30, 2020 and 2019 totaled $0.4 million and $1.2 million, respectively. For the six months ended June 30, 2020, net cash used in investing activities is due to $0.4 million of purchases of property and equipment, which consisted primarily of laboratory equipment. For the six months ended June 30, 2019, net cash used in investing activities is due to the purchases of property and equipment, primarily laboratory equipment was $1.2 million.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2020 was $63.9 million and for the six months ended June 30, 2019 was $47.6 million. Net cash provided by financing activities for the six months ended June 30, 2020 consisted primarily of $48.6 million in proceeds from our May 2020 follow-on offering of our common stock, net of underwriting discounts and commissions and other offering expenses, $14.4 million in proceeds from our 2019 Sales Agreement, net of underwriting discounts and commissions and other offering expenses, $0.5 million in proceeds from the exercise of stock options and $0.4 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2019 consisted primarily of $37.3 million in proceeds from the 2026 Convertible Notes, $5.0 million in proceeds from the 2016 Sales Agreement, net of underwriting discounts and commissions and other offering expenses, $5.0 million in proceeds from the 2019 Sales Agreement, net of underwriting discounts and commissions and other offering expenses and $0.3 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources to continue to support the DEXTENZA sales and marketing efforts and to support the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States;

●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;

●	continue to pursue the clinical development of DEXTENZA for additional indications;

●	continue ongoing clinical trials of our product candidates OTX-TKI, OTX-TIC, and OTX-CSI;

●	conduct joint research and development under our strategic collaboration with Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds to treat retinal diseases;

●	continue the research and development of our other product candidates;

●	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our front-of-the-eye and back-of-the-eye programs and potential opportunities outside the field of ophthalmology;

●	seek marketing approvals for any of our product candidates that successfully complete clinical development;

●	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;

●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

●	defend ourselves against legal proceedings;

●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

●	continue to operate as a public company.

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

We believe that our existing cash and cash equivalents of $84.3 million as of June 30, 2020 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements for at least the next twelve months. This estimate is based on the our currently forecasted operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, a continuing expected rebound in cataract surgeries in the third quarter of 2020 and beyond, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly.

Our future capital requirements will depend on many factors, including:

●	our ability to successfully commercialize and sell DEXTENZA in the United States;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;

●	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;

●	the costs of expanding our facilities to accommodate our manufacturing needs and headcount;

●	the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications; OTX-TIC for glaucoma and ocular hypertension, OTX-TKI for wet AMD, and OTX-CSI for the treatment of dry eye disease;

●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

●	the extent of our debt service obligations;

●	the amounts we are entitled to receive, if any, from Regeneron as potential option exercise fees, development, regulatory and sales milestone payments and royalty payments and the amounts we are obligated to pay to Regeneron as reimbursement if it chooses to exercise its option to advance a product candidate under our collaboration agreement;

●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

●	the costs and outcomes of legal actions and proceedings, including the current lawsuits described under “Item 1 — Legal Proceedings”;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides for Regeneron’s reimbursement of certain preclinical expenses incurred by us under our collaboration agreement and for our potential receipt of option exercise, development, regulatory and sales milestone payments and royalty payments. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The covenants under our existing Credit Agreement, the pledge of our assets as collateral and the negative pledge of intellectual property limit our ability to obtain additional debt financing. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. In addition, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through equity or debt financings. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

As discussed in Note 1 of the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. We believe that our existing cash and cash equivalents of $84.3 million as of June 30, 2020 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements for at least the next twelve months. This estimate is based on the our currently forecasted operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, a continuing expected rebound in cataract surgeries in the third quarter of 2020 and beyond, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. We have concluded that there is substantial doubt about our ability to continue as a going concern within one year of the issuance date of these unaudited consolidated financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, and potentially new collaborations, there is no guarantee that we will be successful in these mitigation efforts.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2020 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$13,988	$2,453	$5,098	$3,346	$3,091
Purchase commitments	1,415	921	$429	$65	$—
Debt obligations including interest	30,931	6,555	19,212	5,164	—
2026 Convertible Notes	53,475	—	—	—	53,475
Total	$99,809	$9,929	$24,739	$8,575	$56,566

In the table above, we set forth our enforceable and legally binding obligations and future commitments at June 30, 2020, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at June 30, 2020. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in July 2023, March 2024 and July 2027.

In June 2016, we entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space at 15 Crosby Drive in Bedford, Massachusetts. The lease term commenced on February 1, 2017 and expires on July 31, 2027. No base rent was due under the lease until August 1, 2017. The initial annual base rent is approximately $1.2 million and will increase annually beginning on February 1 of each year. We are obligated to pay all real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, and replacement and management of the new leased premises. We posted a customary letter of credit in the amount of $1.5 million as a security deposit. The lease agreement allowed for a construction allowance not to exceed approximately $2.8 million to be applied to the total construction costs of the new leased premises.

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

We have in-licensed a significant portion of our intellectual property from Incept, an intellectual property holding company, under an amended and restated license agreement, or the Original Agreement, that we entered into with Incept in January 2012. We amended and restated the Original Agreement most recently in September 2018. Under the amended and restated agreement, or the Incept License Agreement, we are obligated to pay Incept a royalty equal to a low-single-digit percentage of net sales made by us or our affiliates of any products, devices, materials, or components thereof, or the Licensed Products, including or covered by Original IP (as defined in the Incept License Agreement), excluding the Shape-Changing IP (as defined in the Incept License Agreement), in the Ophthalmic Field of Use (as defined in the Incept License Agreement). We are obligated to pay Incept a royalty equal to a mid-single-digit percentage of net sales made by us or our affiliates of any Licensed Products including or covered by Original IP, excluding the Shape-Changing IP, in the Additional Field of Use (as defined in the Incept License Agreement). We are obligated to pay Incept a royalty equal to a low-single-digit percentage of net sales made by us or our affiliates of any Licensed Products including or covered by Incept IP (as defined in the Incept License Agreement) or Joint IP (as defined in the License Agreement) in the field of drug delivery. Any sublicensee of ours also will be obligated to pay Incept a royalty on net sales of Licensed Products made by it and will be bound by the terms of the agreement to the same extent as we are. We are obligated to reimburse Incept for our share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to us under the agreement. Our share of these fees and costs is equal to the total amount of such fees and costs divided by the total number of Incept’s exclusive licensees of the patent application. We have not included in the table above any payments to Incept under this license agreement as the amount, timing and likelihood of such payments are not known.

In October 2016, we entered into the Collaboration Agreement with Regeneron. If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25.0 million, which cap may be increased by up to $5.0 million under certain circumstances. We have not included in the table above any payments to Regeneron under this Collaboration Agreement as the timing of such payments are not known. Regeneron will be responsible for funding an initial preclinical tolerability study, which Regeneron initiated in early 2018. We do not expect our funding requirements under our collaboration with Regeneron to be material over the next twelve months. If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates. On May 8, 2020, we entered into an amendment (the “Amendment”) to the Collaboration Agreement. Pursuant to the Amendment, we and Regeneron have adopted a new workplan to transition joint efforts under the Collaboration Agreement to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space. Regeneron has agreed to pay our personnel and material costs for specified preclinical development activities in connection with the revised workplan, as well as certain other costs. In addition, the Amendment provides for the modification of the terms of the Option previously granted to Regeneron under the Collaboration Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2020, we had cash and cash equivalents of $84.3 million, which consisted of money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased our common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiffs filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018. The court held oral argument on the motion to dismiss on February 6, 2019. By order dated April 30, 2019, the court granted defendants’ motion to dismiss. On May 31, 2019, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit regarding the District Court’s opinion and order of dismissal of the Complaint. The First Circuit held an oral argument on the appeal on February 4, 2020. The First Circuit issued its decision on April 9, 2020, affirming the District Court’s dismissal of the class action. The plaintiffs’ deadline to file a petition for a writ of certiorari in the United States Supreme Court is September 4, 2020.

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

On July 19, 2017, a second purported shareholder derivative lawsuit was filed against certain of our current and former executive officers, certain current board members, certain former board members, and us as a nominal defendant, in the Superior Court of Suffolk County of the Commonwealth of Massachusetts, captioned Angel Madera v. Sawhney et al., Case. No. 17-2273. The complaint included allegations similar to those made in the Corwin complaint. The complaint purported to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and sought to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct. The complaint sought declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On November 6, 2017, the court dismissed this action without prejudice due to plaintiff’s failure to complete service of process within the time permitted under applicable court rules. On December 21, 2017, the same plaintiff filed a new derivative complaint in the same court, captioned Angel Madera v. Sawhney et al., Case. No. 17-4126 (BLS2). The new Madera complaint is premised on substantially similar allegations as the previous complaint and purports to assert derivative claims against certain current and former executive officers and board members for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and names the company as a nominal defendant. Like the new Corwin complaint, the new Madera complaint also asserts an unjust enrichment claim against two additional defendants, SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP.

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

The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, the progress of our commercialization of DEXTENZA and our ability to generate revenue from sales of DEXTENZA, as a result of many factors, including:

●	a decrease in patients attending routine ophthalmology appointments or undergoing elective surgical procedures, including cataract surgery;
●	diversion of healthcare resources away from elective surgical procedures, including cataract surgery, to focus on pandemic concerns;
●	potential interruptions in global shipping affecting the transport of raw materials used in the manufacture of our product, drug product, patient samples and related literature; and
●	the impact of further limitations on travel that could interrupt key commercialization activities, such as travel by our key account managers, which could adversely impact the progress of our commercialization of DEXTENZA.

The COVID-19 pandemic also has the potential to delay or otherwise adversely affect our clinical development activities, including our ability to recruit or retain patients in our ongoing clinical trials, as a result of many factors, including:

●	diversion of healthcare resources away from the conduct of our clinical trials to focus on pandemic concerns, including the availability of necessary materials, the attention of physicians serving as our clinical trial investigators, access to hospitals serving as our clinical trial sites, and availability of hospital staff supporting the conduct of our clinical trials
●	the inability or reluctance of patients enrolled in our clinical trials to visit clinical trial sites if patients are affected by the virus or are fearful of traveling to our clinical trial sites because of the outbreak;
●	potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples, raw materials used in the manufacture of our product candidates; medical and laboratory supplies used in our clinical trials or preclinical studies; or animals that are used for preclinical testing, and other supplies used in our clinical trials;
●	the impact of personnel shortages, further limitations on travel, or other operational challenges that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring and reporting activities, travel by our employees, CROs, or patients to clinical trial sites, or the ability of employees at our manufacturing facility to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials or limit the amount of clinical data we will be able to report; and
●	any future interruption of, or delays in receiving, supplies of clinical trial material from our manufacturing facility due to stay-at-home orders, production slowdowns or stoppages, or disruptions in delivery systems.

Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability to provide materials for our product candidates, the operations of our clinical trials, or the regulatory review process could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results. For example, we have seen a slight slowdown in our enrollment in the fourth cohort of our Phase 1 clinical trial evaluating OTX-TIC due to COVID-19. We believe enrollment will increase as ophthalmology offices resume operations for non-emergent patients, and we continue to expect to provide topline data for the third and fourth cohorts of this clinical trial in the second half of 2020. However, if enrollment delays continue for a prolonged period, the completion of our Phase 1 clinical trial could be delayed.

Additionally, in May 2020, we disclosed the receipt of interim data regarding our ongoing Phase 1 clinical trial of OTX-TKI for the potential treatment of wet AMD and other retinal diseases. The Phase 1 clinical trial is a multi-center, open-label, dose-escalation study in Australia designed to evaluate the safety, biological activity, durability and tolerability of OTX-TKI. At that time, two cohorts of six subjects each had been enrolled, a lower dose cohort of 200 µg and a higher dose cohort of 400 µg. We disclosed that, as of May 13, 2020, the first two patients in the second (400 µg) cohort had shown a clinically meaningful reduction in intraretinal and/or subretinal fluid out to six months with a single implant. In July 2020, we reported that the data collection and other administrative activities of the clinical trial site in Australia where these two patients were being treated had been adversely impacted by the effects of the COVID-19 pandemic. Specifically, the clinical trial site reported to us that one of these two patients showing a clinically meaningful reduction in intraretinal and/or subretinal fluid had been treated with anti-VEGF medication at a site visit at month 4.5 (in mid-March 2020) and at month 6 (in early May 2020). The administration of this anti-VEGF medication at the month 4.5 visit and at the month 6 visit was not entered into the clinical trial database until after a subsequent visit at month 7.5 in mid-June 2020. As a result, this information was not available to or known by us in connection with our prior disclosures.

The COVID-19 pandemic continues to rapidly evolve and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, preclinical studies and clinical trials, commercialization activities and revenue as a result of the outbreak will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Since inception, we have incurred significant operating losses. Our net losses were $60.0 million for the year ended December 31, 2018, $86.4 million for the year ended December 31, 2019, and $58.1 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $441.7 million. Through June 30, 2020, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and the commercial launch of DEXTENZA® for the treatment of ocular inflammation and pain following ophthalmic surgery in July 2019. Although we expect to generate revenue from sales of DEXTENZA, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;
●	continue to pursue the clinical development of DEXTENZA for additional indications;
●	continue ongoing clinical trials of our product candidates OTX-TKI, OTX-TIC and OTX-CSI;
●	conduct joint research and development under our strategic collaboration with Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds to treat retinal diseases;

●	continue the research and development of our other product candidates;
●	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our front-of-the-eye and back-of-the-eye programs and potential opportunities outside the field of ophthalmology;

●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	defend ourselves against legal proceedings;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if:

●	we are required by the FDA or the European Medicines Agency, or EMA, to perform trials or studies in addition to those currently expected;
●	there are any delays in receipt of regulatory clearance to begin our planned clinical programs; or
●	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates.

Prior to our commercial launch of DEXTENZA in July 2019, ReSure Sealant was our only source of revenue from product sales. However, sales of ReSure Sealant have not generated significant revenue. For us to become and remain profitable, we will need to succeed in developing and commercializing DEXTENZA and potentially other products with significant market potential. This will require us or our current or future collaborators to be successful in a range of challenging activities, including:

●	successfully commercializing DEXTENZA in the United States, including by further developing our sales force, marketing and distribution capabilities;
●	successfully completing clinical development of our product candidates, including DEXTENZA for additional indications;
●	obtaining marketing approval for these product candidates;

●	manufacturing at commercial scale, marketing, selling and distributing DEXTENZA or those products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third-party payors for our products; and
●	protecting our rights to our intellectual property portfolio.

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

We may never succeed in our commercialization efforts and may never generate revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.  A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

As of June 30, 2020, we had cash and cash equivalents of $84.3 million, outstanding debt of $25.0 million, net of unamortized discount and $37.5 million aggregate principal amount of senior subordinated convertible notes plus accrued interest of $3.0 million. We believe that our existing cash and cash equivalents of $84.3 million as of June 30, 2020 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements for at least the next twelve months. This estimate is based on the our currently forecasted operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, a continuing expected rebound in cataract surgeries in the third quarter of 2020 and beyond, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. Our future capital requirements will depend on many factors, including:

●	our ability to successfully commercialize and sell DEXTENZA in the United States;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;
●	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;
●	the costs of expanding our facilities to accommodate our manufacturing needs and headcount;
●	the progress, costs and outcome of the clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications, OTX-TIC for glaucoma and ocular hypertension, OTX-TKI for wet AMD, and OTX-CSI for the treatment of dry eye disease;
●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;
●	the extent of our debt service obligations;
●	the amounts we are entitled to receive, if any, from Regeneron as potential option exercise fees, development, regulatory and sales milestone payments and royalty payments and the amounts we are obligated to pay to Regeneron as reimbursement if it chooses to exercise its option to advance a product candidate under our collaboration agreement;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of legal actions and proceedings, including the current lawsuits described under “Item 1—Legal Proceedings”;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides Regeneron’s reimbursement of certain preclinical expenses incurred by us under our collaboration agreement and for the potential receipt of option exercise, development, regulatory and sales milestone and royalty payments.  To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under our Credit Facility may limit our ability to obtain additional debt financing.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.  The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through equity or debt financings.

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

We have a significant amount of indebtedness.  Under our Credit Facility, as amended to date, we have $25.0 million, net of unamortized discount, of outstanding principal indebtedness.  Under the accompanying Credit Agreement, we are permitted to make interest-only payments until January 1, 2021, subject to potential extension to January 1, 2022 if net sales of DEXTENZA exceed $40.0 million in the aggregate during any trailing twelve-month period.  Our obligations under the Credit Agreement are secured by all of our assets, including our intellectual property.   The Credit Agreement also includes customary affirmative and negative covenants, including limitations on dispositions, mergers or acquisitions; incurring indebtedness, liens or encumbrances; paying dividends; making certain investments; and engaging in certain other business transactions. In March 2019, we issued $37.5 million aggregate principal amount of Convertible Notes. The Convertible Notes mature on March 1, 2026 and interest on the Convertible Notes is payable at maturity or if earlier converted, repurchased or redeemed pursuant to their terms. We could in the future incur additional indebtedness beyond such amounts, including by potentially amending our Credit Agreement.

Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

●	requiring us to dedicate a substantial portion of cash and cash equivalents and marketable securities to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, commercialization expenditures associated with DEXTENZA, capital expenditures, product development efforts and other general corporate purposes;
●	obligating us to negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, encumbering our intellectual property, incurring additional indebtedness or liens, paying dividends, making investments and engaging in certain other business transactions;
●	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

●	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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

We are an early-stage company.  Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of our products and product candidates, commercializing ReSure Sealant, and, since July 2019, commercializing DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery. We have a limited history of commercializing products. We commercially launched DEXTENZA on July 1, 2019 and, to date, have not generated significant revenue from the sale of DEXTENZA. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

The commercial success of our product DEXTENZA and our product candidates will depend on many factors, including the following:

●	successful completion of preclinical studies and clinical trials;
●	applying for and receiving and maintaining marketing approvals from applicable regulatory authorities for our product candidates;
●	scaling up our manufacturing processes and capabilities to support additional or larger clinical trials of our product candidates and commercialization of DEXTENZA or any of our product candidates for which we obtain marketing approval;
●	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;
●	developing our sales, marketing and distribution capabilities and launching commercial sales of our products and product candidates, if and when approved, whether alone or in collaboration with others;
●	partnering successfully with our current and future collaborators, including Regeneron;
●	gaining acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	maintaining a continued acceptable safety profile of our products following approval;
●	obtaining and maintaining coverage and adequate reimbursement from third-party payors;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

●	protecting our rights in our intellectual property portfolio.

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

Even if we obtain favorable clinical trial results in an additional Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, such as our third Phase 3 clinical trial, including meeting all primary efficacy measures, we may not obtain approval for DEXTENZA to treat allergic conjunctivitis or ocular itching associated with allergic conjunctivitis, or the FDA may require that we conduct additional clinical trials.  For example, in April 2020, we announced the topline results from our third Phase 3 clinical trial assessing ocular itching associated with allergic conjunctivitis in which DEXTENZA achieved its primary endpoint as treated subjects demonstrated a statistically significant (p-value < 0.0001) difference in mean ocular itching scores compared to vehicle-treated subjects at all three pre-specified time points compared with placebo-treated subjects. We believe that this efficacy data, considered in totality with a favorable safety profile and the data from the prior Phase 2, Phase 3a and Phase 3b clinical trials, provides the basis for a submission of a supplemental new drug application, or sNDA, for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional approved indication. However, the FDA may not agree with our view of the clinical meaningfulness of the data. We understand that the FDA has in the past considered, for trials similar to ours, clinical meaningfulness to be a 0.5 unit difference at all relevant time points and at least a 1.0 unit difference at a majority of time points assessed. DEXTENZA did not achieve these measures in the third Phase 3 clinical trial. Achievement of such differences is also affected by the statistical methodology we utilize to review the clinical trial data. As previously disclosed, in our first Phase 3 clinical trial for the treatment of ocular itching associated with allergic conjunctivitis, DEXTENZA achieved a 0.5 unit difference at all relevant time points and at least a 1.0 unit difference at a majority of time points assessed using the Markov chain Monte Carlo, or MCMC, method where the basis for imputation was at the individual eye level. However, using the MCMC method specified in the applicable statistical analysis plan—where the basis for imputation is at the subject level (average of the two eyes)—DEXTENZA did not achieve all of these measures. If the FDA were to require that a product candidate achieve these measures of clinical meaningfulness, approval of our sNDA could be delayed or prevented.

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

We completed an End-of-Phase 2 review with the FDA in April 2016 and initiated our first planned Phase 3 clinical trials of OTX-TP in September 2016.  Based on discussions with the FDA, the Phase 3 clinical trial design has significant differences as compared to our completed Phase 2 clinical trials. In particular, the most notable changes from our first Phase 2 clinical trial to our first Phase 3 clinical trial were that our first Phase 3 clinical trial enrolled more subjects at a greater number of sites, had a different randomization, measured the primary efficacy endpoints on different days and at different time points, and had a longer washout period. As a result, the first Phase 3 clinical trial of OTX-TP was a randomized, double-blind, placebo-controlled clinical trial conducted across more than 50 sites, and it enrolled 554 subjects with open-angle glaucoma or ocular hypertension in the full analysis set population. The trial’s primary efficacy endpoint was to evaluate the mean IOP at three diurnal time points (8 a.m., 10 a.m., and 4 p.m.) at each of 2, 6, and 12 weeks following insertion for OTX-TP treated subjects compared with placebo insert treated subjects. The trial’s secondary efficacy endpoints included the evaluation of the mean reduction and mean percent reduction of IOP from baseline for OTX-TP treated subjects compared with placebo insert treated subjects at the same time points. Topline results from this trial show that OTX-TP did not achieve its primary and secondary endpoints of statistically significant superiority in mean, mean reduction, or mean percentage reduction of IOP compared with placebo at all nine time points. OTX-TP treated subjects did have a lower mean IOP and a greater reduction in IOP from baseline relative to placebo insert at all nine time points, but these differences were statistically significant (p value < 0.05) for only eight of the nine time points. We do not intend to initiate a second Phase 3 clinical trial at this time without a collaborative partner. If we do not achieve our primary endpoint in an additional Phase 3 clinical trial with statistical significance, assuming we conduct such clinical trials, or do not achieve a clinically meaningful reduction in IOP, we may not obtain marketing approval for OTX-TP.

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

Other risks inherent in conducting international clinical trials include:

●	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials
●	administrative burdens of conducting clinical trials under multiple sets of foreign regulations;
●	failure of enrolled patients to adhere to clinical protocols as a result of differences in healthcare services or cultural customs;
●	foreign exchange fluctuations;
●	diminished protection of intellectual property in some countries; and
●	political and economic risks relevant to foreign countries.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our extended-delivery drug delivery product candidates or any other product candidates that we may develop, including:

●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their obligations to us in a timely manner, or at all;

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate; and
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not favorable or are only modestly favorable or if there are safety concerns, we may:

●	be delayed in obtaining or unable to obtain marketing approval for our product candidates;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to additional post-marketing testing requirements; or
●	have the product removed from the market after obtaining marketing approval.

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

Phase 1 clinical trial of OTX-TKI outside the United States in 2018, but we were unable to start dosing patients until the first quarter of 2019.

A variety of factors affect patient enrollment, including:

●	the prevalence and severity of the ophthalmic disease or condition under investigation;
●	the eligibility criteria for the study in question;
●	the perceived risks and benefits of the product candidate under study;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the proximity and availability of clinical trial sites for prospective patients;
●	actual or threatened public health emergencies or outbreaks of disease (including, for example, the recent COVID-19 pandemic);
●	the conduct of clinical trials by competitors for product candidates that treat the same indications as our product candidates; and
●	the lack of adequate compensation for prospective patients.

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

Many compounds that initially showed promise in clinical or early-stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.  In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment.

We may not be successful in our efforts to develop products and product candidates based on our bioresorbable hydrogel technology platform other than DEXTENZA and ReSure Sealant or expand the use of our bioresorbable hydrogel technology for treating additional diseases and conditions.

We are currently directing most of our development efforts towards applying our proprietary, bioresorbable hydrogel technology platform to products and product candidates that are designed to provide local programmed-release hydrogel-based therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs.  We have a number of products and product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other front-of-the-eye diseases and conditions.  We are also developing  hydrogel drug delivery implants designed to release therapeutic antibodies and small molecules such as TKIs to modulate the biological activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet AMD.  Our collaboration with Regeneron focuses on the development and potential commercialization of products to be delivered to the suprachoroidal space containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.   Our existing product candidates and any other potential product candidates that we or our collaborators identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  We are also considering the future growth potential of the hydrogel platform technology in new areas of the body. If we do not successfully develop and commercialize our products and product candidates that we or our current or future collaborators develop based upon our technological approach, we will not be able to obtain substantial product revenues or revenue from collaboration agreements, including our collaboration with Regeneron, in future periods.

We may expend our limited resources to pursue a particular product, product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications.  As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential.  Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.  For example, as part of our restructuring plan announced in November 2019, we decided to defer certain development programs as part of an initiative to reduce expenses and prioritize our resources to focus on commercializing DEXTENZA for post-surgical ocular inflammation and pain as well as completing the ongoing Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, a Phase 1 clinical trial of OTX-TIC for the treatment of glaucoma and ocular hypertension, and a Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.  If we do not accurately evaluate the commercial potential or target market for a particular product or product candidate, we may relinquish valuable rights to that product or product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such products or product candidate.

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

We currently rely on third parties for some aspects of the production of DEXTENZA, ReSure Sealant and our product candidates for commercialization and preclinical testing and clinical trials, including our supply of the active pharmaceutical ingredient drug substance PEG, the molecule that forms the basis of our hydrogels, and other raw materials and for sterilization of the finished product.  In addition, while we believe that our existing manufacturing facility, or additional facilities that we will be able to build, will be sufficient to meet our requirements for manufacturing DEXTENZA, ReSure Sealant and any of our product candidates for which we obtain marketing approval, we may in the future need to rely on third-party manufacturers for some aspects of the manufacture of our products or product candidates.

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

Reliance on third parties for aspects of the supply of our products and product candidates entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how;
●	the possible breach of an agreement by the third party; and
●	the possible termination or nonrenewal of an agreement by the third party at a time that is costly or inconvenient for us.

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

The degree of market acceptance of DEXTENZA, ReSure Sealant, or any product candidate for which we obtain marketing approval will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments;
●	our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;
●	the clinical indications for which the product is approved;
●	the convenience and ease of administration compared to alternative treatments, including the intracanalicular insert retention rate for our intracanalicular insert products and product candidates;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of our marketing and distribution support;
●	timing of market introduction of competitive products;
●	the availability of third-party coverage and adequate reimbursement and, for DEXTENZA and ReSure Sealant, the lack of separate reimbursement when used as part of a cataract surgery procedure;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of our products together with other medications.

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

Other factors that may inhibit our efforts to commercialize products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or lack of adequate number of physicians to use or prescribe our products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018.  DEXYCU is an injection of dexamethasone into the anterior chamber of the eye to treat inflammation associated with cataract surgery.  Other companies have also advanced into Phase 3 clinical development biodegradable, programmed-release drug delivery product candidates that could compete with our intracanalicular insert products and product candidates.  ReSure Sealant is the first and only surgical sealant approved for ophthalmic use in the United States, but will compete with sutures as an alternative method for closing ophthalmic wounds.  Multiple companies, including our collaborator Regeneron, are exploring in early-stage development alternative means to deliver anti-VEGF and TKI products in an extended-delivery fashion to the back of the eye.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.  Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.  Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.  These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We applied for a transitional pass-through reimbursement status, or C-code, on November 30, 2018 for DEXTENZA from the Centers for Medicare and Medicaid Services, or CMS. In May 2019, we received formal notification from CMS that it had approved transitional pass-through payment status and established a new C-Code for DEXTENZA that subsequently became effective on July 1, 2019. Pricing for DEXTENZA while in pass-through status to be approximately $538 per surgery, and we expected pass-through status would remain in effect for up to three years from the effective date of the C-code.  We also submitted an application to the CMS for a J-Code for DEXTENZA on December 28, 2018, and received a specific and permanent J-Code in July 2019 which became effective on October 1, 2019. With the effectiveness of our permanent J-Code as of October 1, 2019, our C-code is no longer in effect. Separately, a CPT procedure code has been established to facilitate reimbursement for physicians for the procedure of inserting DEXTENZA into the canaliculus. There are no assurances that we will be successful in obtaining and retaining reimbursement for our products and product candidates.

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

We face an inherent risk of product liability exposure related to the use of our product candidates that we develop in human clinical trials.  We face an even greater risk for any products we develop and commercially sell, including DEXTENZA and ReSure Sealant.  If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities.  Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	reduced time and attention of our management to pursue our business strategy; and
●	the inability to commercialize any products that we develop.

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

In October 2016, we entered into a strategic collaboration, option and license agreement with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  We and Regeneron amended this agreement in May 2020 to, among other things, transition joint efforts under the collaboration to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space. We refer to the collaboration, option and license agreement, as amended to date, as the Collaboration Agreement.

Our ability to generate revenues from the Collaboration Agreement will depend on our and Regeneron’s abilities to successfully perform the functions assigned to each of us under it.  We did not receive any upfront payment under the Collaboration Agreement. Regeneron has agreed to pay personnel and material costs for specified preclinical development activities under the collaboration, and Regeneron has an option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Regeneron has agreed to pay us $10 million upon exercise of the option.  As amended, the option is now exclusive until May 8, 2022, twenty-four months from the effective date of the amendment. We are also entitled to receive under the terms of the Collaboration Agreement specified development, regulatory and sales milestone payments, as well as royalty payments.

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

Our collaboration with Regeneron poses, and any future collaborations likely will pose a number of risks, including the following:

●	collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization of our products or product candidates that receive marketing approval or may elect not to continue or renew development or commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of products or product candidates, might lead to additional responsibilities for us with respect to products or product candidates, or might result in litigation or arbitration, any of which would divert management attention and resources, be time-consuming and expensive;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable products or product candidates.

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

Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities.  For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial.  Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.  For example, in May 2020, we disclosed the receipt of interim data regarding our ongoing Phase 1 clinical trial of OTX-TKI for the potential treatment of wet AMD and other retinal diseases. In July 2020, however, we received further, and partially contradictory, information from the clinical trial site where certain patients were being treated. As the clinical trial site had not entered certain data concerning these patients into the clinical trial database in a timely manner, complete information was not available to or known by us at the time of our prior disclosures. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes.  Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.  If we engage third parties and they do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

We are also aware of a U.S. patent with an expiration in 2020 with claims directed to formulations of hydrogels and which could be alleged to cover the hydrogel formulations used in our product candidates OTX-TP and OTX-MP. Based on the specifications and file history of that patent, we believe its claims should be construed with a scope that does not cover our product candidates. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity. Further, we have been made aware by a third party of three patents relating to intracanalicular inserts that may relate to, and potentially could be asserted against our intracanalicular insert product and product candidates, including DEXTENZA. We believe that DEXTENZA does not infringe the claims of one of more of these patents. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity. We initiated legal proceedings against one of these patents and administrative proceedings against the other two patents in order to show that DEXTENZA does not infringe the claims of these patents or that these patents are invalid. We have settled the legal proceedings related to one of these patents. The USPTO decided to proceed with the administrative proceeding related to one of the patents while declining to do so for the other. A decision was issued in the administrative proceeding in June 2020.  The PTAB, after an inter partes review, determined that we had proven by a preponderance of the evidence that all claims of the patent at issue held by such third party were invalid.  The ruling of the PTAB remains subject to potential appeal or rehearing. We continue to believe that DEXTENZA does not infringe the claims of the remaining patent and that, if and to the extent it was asserted against DEXTENZA, it would be subject to a claim of invalidity.

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

Violations of the United States Federal Food, Drug, and Cosmetic Act, or the FDCA, relating to the promotion or manufacturing of drug products, biologics or medical devices may lead to investigations by the FDA, Department of Justice, or DOJ, and state attorneys general alleging violations of the FDCA, federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.  In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use of a product;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters or untitled letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure or detention;
●	injunctions or the imposition of civil or criminal penalties;
●	damage to relationships with any potential collaborators;
●	unfavorable press coverage and damage to our reputation; or
●	litigation involving patients using our products.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription and use of DEXTENZA, ReSure Sealant and any product candidates for which we obtain marketing approval.  Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval.  Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians and teaching hospitals, with data collection beginning in August 2013; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Among the provisions of the Patient Protection and Affordable Care Act, or ACA, of potential importance to our business and our drug candidates are the following:

●	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability;
●	expansion of eligibility criteria for Medicaid programs;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	new requirements to report certain financial arrangements with physicians and teaching hospitals;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Furthermore, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, the United States Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, the U.S. Supreme Court reversed this decision.

In addition, on December 14, 2018, a United States District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the United States Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the United States Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.

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

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that such initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to amend the ACA is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

This concentration of voting power may:

●	delay, defer or prevent a change in control;
●	entrench our management and the board of directors; or
●	delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire.

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock.  In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.  Among other things, these provisions:

●	provide for a classified board of directors such that only one of three classes of directors is elected each year;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from our board of directors;

●	provide for advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our certificate of incorporation or bylaws.

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

In July 2017, we experienced a decline in our stock price following our announcement that we had received notice of the FDA’s determination that it could not approve our NDA for DEXTENZA in its then present form. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In July and August 2017, class action lawsuits were filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, which were transferred to the United States District Court for the District of Massachusetts at our request and were subsequently consolidated. The court dismissed the consolidated cases in April 2019. That dismissal was appealed to the United States Court of Appeals for the First Circuit, and the First Circuit affirmed the dismissal in April 2020. The plaintiffs deadline to file a petition for a writ of certiorari in the United States Supreme Court is September 4, 2020.

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

Our stock price may be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	our success in commercializing DEXTENZA, ReSure Sealant and any product candidates for which we obtain marketing approval;
●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific or management personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts and the efforts of our current and future collaborators to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of ophthalmic diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the ability to secure third-party reimbursement for our products or product candidates;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, political and social, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

●	being permitted to provide only two years of audited consolidated financial statements in this Annual Report on Form 10-K, with correspondingly reduced “Management's Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	reduced disclosure obligations regarding executive compensation;
●	not being required to furnish a contractual obligations table in “Management's Discussion and Analysis of Financial Condition and Results of Operations”; and
●	not being required to furnish a stock performance graph in our annual report.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting.  On January 1, 2020, we became subject to the requirement to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm because we were no longer an emerging growth company.  Although the SEC provided smaller reporting companies relief from this requirement in March 2020, to maintain compliance with Section 404, we will continue to document and evaluate our internal control over financial reporting, which is both costly and challenging.  In this regard, we will continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.  Despite our efforts, there is a risk that neither we nor, if required, our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.  If we or our independent registered public accounting firm identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1*	Amendment to Collaboration, Option and License Agreement, by and between the Company and Regeneron, dated May 8, 2020.	8-K	001-36554	5/14/2020	10.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101					X

+ Management contract or compensatory plan or arrangement.

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: August 7, 2020	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)