Form 10-Q
period 2020-09-30
OCULAR THERAPEUTIX, INC
filed 2020-11-05
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 1, 2020, there were 71,391,376 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our commercialization efforts for our product DEXTENZA®;

●	our plans to develop, seek regulatory approval for and commercialize DEXTENZA for additional indications, including for the treatment of ocular itching associated with allergic conjunctivitis, and our other product candidates based on our proprietary bioresorbable hydrogel technology platform;

●	our ability to manufacture DEXTENZA, ReSure Sealant® and our product candidates in compliance with current Good Manufacturing Practices, or cGMP;

●	our ability to manage a sales, marketing and distribution infrastructure to support the commercialization of DEXTENZA;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA, including the submission of a supplemental new drug application for the approval of the treatment of ocular itching associated with allergic conjunctivitis as an additional indication, and other product candidates;
●	our estimates regarding expenses; future revenue; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;

●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;

●	our ongoing and planned clinical trials, including our Phase 1 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension, our Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD, and our Phase 2 clinical trial of OTX-CSI for the chronic treatment of dry eye disease;

●	the potential advantages of DEXTENZA, ReSure Sealant, and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products and our ability to secure and maintain reimbursement for our products;
●	our estimates regarding the market opportunity for DEXTENZA, ReSure Sealant and our other product candidates;

●	the preclinical and clinical development of our product candidate for the short-term treatment of the signs and symptoms of dry eye disease and our intravitreal implant with protein-based or small molecule drugs, including tyrosine kinase inhibitors, for the treatment of wet AMD, diabetic macular edema, or DME, and retinal vein occlusion, or RVO;

●	our strategic collaboration, option and license agreement with Regeneron Pharmaceuticals, Inc. under which we are collaborating on the development of an extended-delivery formulation of the vascular endothelial growth factor, trap aflibercept, currently marketed under the brand name Eylea, for the treatment of wet AMD, DME and RVO;

●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China and certain other Asian jurisdictions;

●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts, with respect to DEXTENZA, ReSure Sealant and any additional products for which we may obtain marketing approval in the future;

●	our intellectual property position;

●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives, including potential opportunities outside the field of ophthalmology;
●	the impact of government laws and regulations;

●	the costs and outcomes of legal actions and proceedings;

●	our ability to continue as a going concern;

●	uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition; and

●	our competitive position.

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

Ocular Therapeutix, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$70,642	$54,437
Accounts receivable, net	7,779	2,548
Inventory	1,154	954
Prepaid expenses and other current assets	2,328	2,231
Total current assets	81,903	60,170
Property and equipment, net	8,490	10,151
Restricted cash	1,764	1,764
Operating lease assets	6,062	6,655
Total assets	$98,219	$78,740
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,238	$3,268
Accrued expenses and other current liabilities	12,165	7,635
Operating lease liabilities	1,297	1,126
Notes payable, net of discount, current	6,206	—
Total current liabilities	22,906	12,029
Operating lease liabilities, net of current portion	7,909	8,905
Derivative liability	28,764	12,124
Notes payable, net of discount	18,964	25,007
2026 convertible notes, net	23,802	24,305
Total liabilities	102,345	82,370
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized and 63,070,980 and 50,333,559 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	6	5
Additional paid-in capital	449,507	379,980
Accumulated deficit	(453,639)	(383,615)
Total stockholders’ deficit	(4,126)	(3,630)
Total liabilities and stockholders’ equity (deficit)	$98,219	$78,740

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product revenue, net	$5,876	$829	$10,054	$1,971
Total revenue, net	5,876	829	10,054	1,971
Costs and operating expenses:
Cost of product revenue	450	806	1,403	1,486
Research and development	6,951	10,235	21,070	30,966
Selling and marketing	6,520	6,777	19,803	17,349
General and administrative	5,961	6,155	16,282	16,571
Total costs and operating expenses	19,882	23,973	58,558	66,372
Loss from operations	(14,006)	(23,144)	(48,504)	(64,401)
Other income (expense):
Interest income	6	308	162	1,016
Interest expense	(1,715)	(1,651)	(5,042)	(4,296)
Change in fair value of derivative liability	3,771	5,717	(16,640)	7,334
Other income (expense), net	—	(8)	—	(8)
Total other income (expense), net	2,062	4,366	(21,520)	4,046
Net loss and comprehensive loss	$(11,944)	$(18,778)	$(70,024)	$(60,355)
Net loss per share, basic	$(0.19)	$(0.40)	$(1.22)	$(1.37)
Weighted average common shares outstanding, basic	62,992,558	46,944,536	57,440,885	44,052,470
Net loss per share, diluted	$(0.21)	$(0.45)	$(1.22)	$(1.37)
Weighted average common shares outstanding, diluted	68,761,790	52,713,768	57,440,885	44,052,470

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(70,024)	$(60,355)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,427	6,806
Non-cash interest expense	3,279	2,469
Change in fair value of derivative liability	16,640	(7,334)
Depreciation and amortization expense	2,106	1,856
(Gain)/loss on disposal of property and equipment	—	7
Changes in operating assets and liabilities:
Accounts receivable	(5,231)	(913)
Prepaid expenses and other current assets	(97)	(500)
Inventory	(200)	(678)
Operating lease assets	593	552
Accounts payable	113	32
Accrued expenses	911	543
Operating lease liabilities	(825)	(596)
Net cash used in operating activities	(47,308)	(58,111)
Cash flows from investing activities:
Purchases of property and equipment	(588)	(1,637)
Net cash used in investing activities	(588)	(1,637)
Cash flows from financing activities:
Proceeds from issuance of 2026 convertible notes, net of issuance costs	—	37,275
Proceeds from exercise of stock options	1,044	34
Proceeds from issuance of common stock pursuant to employee stock purchase plan	350	294
Proceeds from the Paycheck Protection Program Loan	3,201	—
Repayment of the Paycheck Protection Program Loan	(3,201)	—
Proceeds from issuance of common stock upon public offering, net	62,707	28,647
Net cash provided by financing activities	64,101	66,250
Net increase in cash, cash equivalents and restricted cash	16,205	6,502
Cash, cash equivalents and restricted cash at beginning of period	56,201	60,676
Cash, cash equivalents and restricted cash at end of period	$72,406	$67,178
Supplemental disclosure of non-cash investing and financing activities:
Additional right of use asset and related lease liability	$—	$2,044
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$71	$464
Derivative liability in connection with issuance of 2026 convertible notes	$—	$16,434

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2019	50,333,559	$5	$379,980	$(383,615)	$(3,630)
Issuance of common stock upon exercise of stock options	46,321	—	128	—	128
Issuance of common stock upon public offering, net of issuance costs	2,657,823	—	12,690	—	12,690
Stock-based compensation expense	—	—	1,665	—	1,665
Net loss	—	—	—	(21,512)	(21,512)
Balances at March 31, 2020	53,037,703	$5	$394,463	$(405,127)	$(10,659)
Issuance of common stock upon exercise of stock options	75,862	—	378	—	378
Issuance of common stock in connection with employee stock purchase plan	104,579	—	350	—	350
Issuance of common stock upon public offering, net of issuance costs	9,735,649	1	50,016	—	50,017
Stock-based compensation expense	—	—	1,826	—	1,826
Net loss	—	—	—	(36,568)	(36,568)
Balances at June 30, 2020	62,953,793	$6	$447,033	$(441,695)	$5,344
Issuance of common stock upon exercise of stock options	117,187	—	538	—	538
Stock-based compensation expense	—	—	1,936	—	1,936
Net loss	—	—	—	(11,944)	(11,944)
Balances at September 30, 2020	63,070,980	$6	$449,507	$(453,639)	$(4,126)

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

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

As of September 30, 2020, the Company’s lead product, DEXTENZA® (dexamethasone insert) 0.4mg, and its hydrogel ophthalmic wound sealant, ReSure Sealant®, have been approved by the U.S. Food and Drug Administration (the “FDA”) and the Company’s other product candidates are in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

The Company has incurred recurring losses and negative cash flows from operations since inception, including a net loss of $70,024 for the nine months ended September 30, 2020. As of September 30, 2020, the Company had an accumulated deficit of $453,639.

As of November 5, 2020, the issuance date of this Quarterly Report on Form 10-Q, the Company believes that its existing cash and cash equivalents of $70,642, as of September 30, 2020, along with proceeds of $75,675 from the sale of the Company’s common stock, net of underwriting discounts and commissions but before deducting offering expenses, in October 2020 (Note 15), will enable the Company to fund its planned operating expenses, debt service obligations and capital expenditure requirements for at least the next twelve months. This estimate is based on the Company’s currently forecasted operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues and expenses associated with the commercialization of DEXTENZA, the pace of the Company’s research and clinical development programs, and other aspects of the Company’s business.

The future viability of the Company is dependent on its ability to generate product sales, raise capital or reduce spending to finance its operations. The Company expects to seek additional funds through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. If the Company is unable to obtain financing, the Company would be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts or to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. The ability to raise capital and the actions necessary to reduce spending to a level that mitigates the factors described above are not considered probable, as defined in the accounting standards.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2020 and results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019 have been made. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Risks and Uncertainties

The Company is monitoring the potential impact of COVID-19, if any, on the carrying value of certain assets. To date, the Company has not experienced material business disruption, nor has it incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of the COVID-19 pandemic and any resulting disruption to the Company’s operations is uncertain, and the Company will continue to assess the impact of COVID-19 on its financial position.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition and the fair value of derivatives.  The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, and those of its customers, vendors, suppliers, and collaboration partners, will depend on future developments that are highly uncertain, subject to change and difficult to predict, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements, and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

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

The Company’s cash equivalents at September 30, 2020 and December 31, 2019, were carried at fair value determined according to the fair value hierarchy described above (Note 3). The Company’s derivative liability at September 30, 2020 was carried at fair value determined according to the fair value hierarchy described above and classified as a Level 3 measurement. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

The carrying value of the Company’s variable interest rate notes payable (Note 9) are recorded at amortized costs, which approximates fair value due to their short-term nature.

On March 1, 2019, the Company issued $37,500 aggregate principal amount of unsecured senior subordinated convertible notes (the “2026 Convertible Notes”) (Note 6) and this is carried, net of derivative liability, at its amortized cost of $23,802 at September 30, 2020. The estimated fair value of the 2026 Convertible Notes was $55,941 at September 30, 2020. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The main input when determining the fair value for disclosure purposes is the bond yield which is updated each period to reflect the yield of a comparable instrument issued as of the valuation date. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

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

Product Revenue, Net— The Company derives its product revenues from the sale of DEXTENZA in the United States to customers, which includes a limited number of specialty distributors, who then subsequently resell DEXTENZA to clinics and certain medical centers or hospitals. In addition to distribution agreements with customers, the Company enters into arrangements with government payers that provide for government mandated rebates and chargebacks with respect to the purchase of DEXTENZA.

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

Trade Discounts and Allowances—The Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through September 30, 2020, as well as a reduction to accounts receivables, net on the consolidated balance sheets.

Product Returns— Consistent with industry practice, the Company generally offers customers a limited right of return for product in certain circumstances that has been purchased from the Company as further discussed below.  The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses and other current liabilities, in the accompanying consolidated balance sheets. The Company currently estimates product return reserves using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company believes the returns of DEXTENZA will be minimal.

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

Government Chargebacks— Chargebacks for fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and 340B entities at prices lower than the list prices charged to customers who directly purchase the product from the Company.  The 340B Drug Discount Program is a U.S. federal government program created in 1992 that requires drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at significantly reduced prices.   Customers charge the Company for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified government healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed but for which the Company has not yet issued a credit.

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

For the three and nine months ended September 30, 2020, three individual customers accounted for 39%, 38% and 10% and three individual customers accounted for 40%, 30%, and 12%, respectively, of the Company’s total revenue. At September 30, 2020, three individual customers accounted for 44%, 35% and 11% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable at September 30, 2020.

For the three and nine months ended September 30, 2019, two individual customers accounted for 13% and 10%, and one individual customer accounted for 18%, respectively, of the Company’s total revenue. At December 31, 2019, three individual customers accounted for 39%, 18% and 11% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total accounts receivable for the year ended December 31, 2019.

Inventory

The Company values its inventories at the lower of cost or estimated net realizable value.

Inventory consisted of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$333	$217
Work-in-process	75	148
Finished goods	746	589
	$1,154	$954

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

Restricted Cash

The Company held restricted cash of $1,764 at September 30, 2020 and December 31, 2019, on its consolidated balance sheet. The Company held restricted cash as security deposits for the lease of its manufacturing space and corporate headquarters.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	September 30,	September 30,	December 31,
	2020	2019	2019
Cash and cash equivalents	$70,642	$65,414	$54,437
Restricted cash	1,764	1,764	1,764
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$72,406	$67,178	$56,201

Net Loss Per Share

The Company follows the two-class method when computing net loss per share. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based on their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including the assumed conversion of the Company’s 2026 Convertible Notes and the exercise of outstanding stock options and common stock warrants, except where the result would be anti-dilutive. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of the conversion of the 2026 Convertible Notes and the exercise of outstanding stock options and common stock warrants. In the diluted net loss per share calculation, net loss would also be adjusted for the elimination of interest expense on the 2026 Convertible Notes (which includes amortization of the discount created upon bifurcation of the conversion option from the debt) and the mark-to-market gain or loss each period to the bifurcated conversion option, if the impact was not anti-dilutive.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 makes targeted improvements to GAAP for collaborative arrangements, including (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in Topic 808, Collaborative Arrangements, to align with the guidance in Topic 606 and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. This standard became effective for the Company on January 1, 2020 and the adoption of ASU 2018-18 did not have a material impact on its consolidated financial statements and related disclosures.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. The amendments in the ASU are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB also specified that an entity should adopt the guidance as of the beginning of its fiscal year and is not permitted to adopt the guidance in an interim period. The Company is assessing the impact of ASU 2020-06 on its consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$66,369	$—	$66,369

Liability:
Derivative liability (Note 5)	—	—	28,764	28,764
Total	$—	$66,369	$28,764	$95,133

	Fair Value Measurements as of
	December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$45,156	$—	$45,156

Liability:
Derivative liability (Note 5)	—	—	12,124	12,124
Total	$—	$45,156	$12,124	$57,280

4. Accrued Expenses

Accrued expenses as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Accrued payroll and related expenses	$5,395	$5,042
Accrued professional fees	701	1,011
Accrued research and development expenses	845	849
Accrued interest payable on 2026 convertible notes	3,619	—
Accrued other	1,605	733
	$12,165	$7,635

5. Derivative Liability

The 2026 Convertible Notes (Note 6) contained an embedded conversion option that met the criteria to be bifurcated and accounted for separately (the “Derivative Liability”) from the 2026 Convertible Notes. The Derivative Liability was recorded at fair value upon the issuance of the 2026 Convertible Notes and is subsequently remeasured to fair value at each reporting period.  The Derivative Liability was initially valued and remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Derivative Liability.

The fair value of the 2026 Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The main inputs to valuing the 2026 Convertible Notes with the conversion option as of September 30, 2020 include the Company’s stock price on the valuation date ($7.61 on September 30, 2020), the expected annual volatility of the Company’s stock (100%) and the bond yield (13.0%), which was derived by making the fair value of the 2026 Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

A roll-forward of the derivative liability is as follows:

As of
September 30, 2020
Balance at December 31, 2019	$12,124
Change in fair value	16,640
Balance at September 30, 2020	$28,764

6. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The Company includes the deferred interest in the balance of the 2026 Convertible Notes on its consolidated balance sheet. The effective annual interest rate for the 2026 Convertible Notes was 14.8% through September 30, 2020.

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

In the event of a Corporate Transaction, the noteholder shall have the right to either (a) convert all of the unpaid principal at the conversion rate and receive a cash payment equal to (i) the outstanding accrued but unpaid interest under the 2026 Convertible Note to, but excluding, the corporate transaction conversion date (to the extent such date occurs prior to March 1, 2026, the maturity date of the 2026 Convertible Notes) plus (ii) an additional amount of consideration based on a sliding scale depending on the date of such as Corporate transaction or (b) require the Company to repurchase all or part of the outstanding principal amount of such 2026 Convertible Note at a repurchase price equal to 100% of the outstanding principal amount of the 2026 Convertible Note to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

As discussed in Note 5, the Company determined that the embedded conversion option is required to be separated from the 2026 Convertible Notes and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of proceeds to the conversion option results in a discount on the 2026 Convertible Notes. The Company is amortizing the discount to interest expense over the term of the 2026 Convertible Notes using the effective interest method.

A summary of the 2026 Convertible Notes at September 30, 2020 is as follows:

September 30,
2020
2026 Convertible Notes	$37,500
Less: unamortized discount	(13,698)
$23,802

7. Income Taxes

The Company did not provide for any income taxes in its consolidated statement of operations and comprehensive loss for the three and nine-month periods ended September 30, 2020 or 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2020 and December 31, 2019, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2020 or December 31, 2019. As of September 30, 2020 and December 31, 2019, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company’s income tax return reporting periods since December 31, 2015 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

8. Collaboration Agreement

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

Under the terms of the Collaboration Agreement, the Company and Regeneron have agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept, currently marketed under the tradename Eylea, that is suitable for advancement into clinical development. The Company has granted Regeneron an option (the “Option”) to enter into an exclusive, worldwide license to develop and commercialize products containing the Company’s hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds (“Regeneron Licensed Products”). Under the term of the Collaboration Agreement, Regeneron is responsible for funding an initial preclinical tolerability study.

If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances. If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Regeneron Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

Under the terms of the Collaboration Agreement, Regeneron has agreed to pay the Company $10,000 upon the exercise of the Option. If Regeneron elects to exercise the Option, the Company is also eligible to receive up to $145,000 per Regeneron Licensed Product upon the achievement of specified development and regulatory milestones, $100,000 per Regeneron Licensed Product upon first commercial sale of such Regeneron Licensed Product and up to $50,000 based on the achievement of specified sales milestones for all Regeneron Licensed Products. In addition, the Company is entitled to tiered, escalating royalties, in a range from a high-single digit to a low-to-mid teen percentage of net sales of Regeneron Licensed Products.

In December 2017, the Company delivered to Regeneron a proposed final formulation for the initial preclinical tolerability study. Regeneron initiated the preclinical study in early 2018. The Company and Regeneron have subsequently reached an understanding that the proposed formulation was not final and have ceased development of it.

On May 8, 2020, the Company entered into an amendment (the “Amendment”) to the Collaboration Agreement. Pursuant to the Amendment, the Company and Regeneron have adopted a new work plan to transition joint efforts under the Collaboration Agreement to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space. Regeneron has agreed to pay personnel and material costs of the Company for specified preclinical development activities in connection with the revised work plan, as well as certain other costs. In addition, the Amendment provides for the modification of the terms of the Option previously granted to Regeneron under the Collaboration Agreement. As amended, the Option is exclusive for twenty-four months following May 8, 2020. Through September 30, 2020, the Option has not been exercised, and no payments have been made.

As of September 30, 2020, the Company has recorded $480 related to work performed for preclinical development activities in connection with the revised work plan which the Company has recorded as a reduction of research and development expense as this research is not an output of the Company’s ordinary business activities.

9. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”). The Company has a total borrowing capacity of $25,000 under the Credit Facility which has been fully drawn down as of September 30, 2020.

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

Borrowings outstanding are as follows:

	September 30,	December 31,
	2020	2019
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	310	180
Unamortized discount	(140)	(173)
	25,170	25,007
Less: current portion	(6,206)	—
Long-term notes payable	$18,964	$25,007

As of September 30, 2020, the annual repayment requirements for the Credit Facility, inclusive of the final payment of $875 due at expiration, were as follows:

		Interest and
Year Ending December 31,	Principal	Final Payment	Total
2020 (October 1 through December 31)	$—	$624	$624
2021	8,333	2,094	10,427
2022	8,333	1,270	9,603
2023	8,334	1,320	9,654
	$25,000	$5,308	$30,308

Interest paid amounted to $1,769 and $1,850 for the nine months ended September 30, 2020 and 2019, respectively.

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

10. Common Stock

In May 2020, the Company entered into an underwriting agreement with Jefferies LLC (“Jefferies”) and Piper Sandler & Co. (“the Underwriters”), in connection with an underwritten public offering of 8,181,819 shares of the Company’s common stock. Under the terms of this underwriting agreement, the Company also granted the Underwriters an option to purchase up to an additional 1,227,272 shares of common stock at the public offering price, less the underwriting discounts and commissions. The Underwriters subsequently exercised this option to purchase such option shares in full. The public offering price of the shares in this offering was $5.50 per share, and the Underwriters purchased all of the shares from the Company at a price of $5.17 per share. After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $48,327.

On April 5, 2019, the Company entered into an Open Market Sales AgreementSM (the “2019 Sales Agreement”) with Jefferies, under which the Company may offer and sell its common stock having aggregate proceeds of up to $50,000 from time to time through Jefferies, acting as agent. In the three and nine months ended September 30, 2020, the Company sold none and 2,984,381 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $0 and $14,358 after commissions and expenses. Through September 30, 2020, the Company sold 10,321,840 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $46,984 after underwriting discounts and commissions and offering expenses.

11. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(11,944)	$(18,778)	$(70,024)	$(60,355)
Denominator:
Weighted average common shares outstanding, basic	62,992,558	46,944,536	57,440,885	44,052,470
Net loss per share basic	$(0.19)	$(0.40)	$(1.22)	$(1.37)

For the nine months ended September 30, 2020 and 2019 there is no dilutive impact. Therefore, diluted net loss per share is the same as basic net loss per share. Diluted net loss per share was calculated as follows for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Net loss attributable to common stockholders, basic	$(11,944)	$(18,778)
Interest expense on 2026 Convertible Notes	1,069	998
Change in fair value of derivative liability	(3,771)	(5,717)
Net loss attributable to common stockholders, diluted	$(14,646)	$(23,497)

Weighted average common shares outstanding, basic	62,992,558	46,944,536
Shares issuable upon conversion of 2026 Convertible Notes, as if converted	5,769,232	5,769,232
Weighted average common shares outstanding, diluted	68,761,790	52,713,768

Net loss per share attributable to common stockholders, diluted	$(0.21)	(0.45)

The Company excluded the following common stock equivalents, outstanding as of September 30, 2020 and 2019, from the computation of diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 because they had an anti-dilutive impact.

	As of September 30,
	2020	2019
Options to purchase common stock	8,970,789	7,621,722
Warrants for the purchase of common stock	18,939	18,939
	8,989,728	7,640,661

The Company also excluded the shares issuable upon conversion of the 2026 Convertible notes from the computation of diluted net loss per share for the nine months ended September 30, 2020 and 2019 because they had an anti-dilutive impact.

12. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors. On January 1, 2020, the number of shares available for issuance under the 2014 Plan was increased by 1,659,218. During the three and nine months ended September 30, 2020, the Company granted options to purchase 104,000 and 1,920,950 shares of common stock, respectively, at a weighted exercise price of $8.28 and $4.88 per share, respectively. As of September 30, 2020, 1,005,768 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors. On January 1, 2020, the number of shares available for issuance under the 2014 Plan was increased by 207,402. During the three and nine months ended September 30, 2020, none and 104,579 shares of common stock were issued under the ESPP. As of September 30, 2020, 580,790 shares remained available for issuance under the ESPP.

Inducement Stock Option Awards

The Company has a 2019 Inducement Stock Incentive Plan (the “Inducement Plan”), which became effective and was approved by the Board of Directors of the Company on October 29, 2019. Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). For the avoidance of doubt, neither consultants nor advisors shall be eligible to participate in the Inducement Plan. Each person who is granted an Award under the Inducement Plan is deemed a “Participant.” The Inducement Plan provides for the following types of awards, each of which is referred to as an “Award”: non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of common stock that may be issued under the Inducement Plan is 500,000. As of September 30, 2020, 446,000 shares of common stock remained available for issuance under the Inducement Plan.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$383	$543	$1,120	$1,756
Selling and marketing	441	260	1,245	718
General and administrative	1,112	2,366	3,062	4,332
	$1,936	$3,169	$5,427	$6,806

As of September 30, 2020, the Company had an aggregate of $10,974 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.4 years.

As of September 30, 2020, there were 16,227 outstanding unvested service-based stock options held by non-employees for the purchase of common stock.

13. Commitments and Contingencies

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

On September 13, 2018, the Company entered into a second amended and restated license agreement (the “Second Amended Agreement”) with Incept. The Second Amended Agreement amends and restates in full the Company’s prior amended and restated Incept License to expand the scope of the Company’s intellectual property license and modify future intellectual property ownership and other rights thereunder. From 2014 through September 30, 2020, royalties paid under this agreement related to product sales were $481 and have been charged to cost of product revenue.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2020.

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

Collaboration Agreement

On October 10, 2016, the Company entered into the Collaboration Agreement with Regeneron, which the parties amended in May 2020 (Note 8). If the Option to enter into an exclusive worldwide license is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances; the timing of such payments are not known. If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Regeneron Licensed

Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased the Company’s common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiffs filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018. The court held oral argument on the motion to dismiss on February 6, 2019. By order dated April 30, 2019, the court granted defendants’ motion to dismiss. On May 31, 2019, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit regarding the District Court’s opinion and order of dismissal of the Complaint. The First Circuit held an oral argument on the appeal on February 4, 2020. The First Circuit issued its decision on April 9, 2020, affirming the District Court’s dismissal of the class action. The plaintiffs did not seek review of the First Circuit’s decision prior to the deadline for filing a petition for a writ of certiorari in the United States Supreme Court.

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

By order dated January 29, 2018, the court consolidated the state court Corwin and Madera complaints under the Corwin docket and appointed lead counsel for plaintiffs. On February 28, 2018, plaintiffs filed a consolidated amended complaint. The consolidated complaint names substantially the same defendants and is premised on substantially similar allegations as the previous Corwin and Madera complaints, asserting claims for breach of fiduciary duty against the individual defendants and unjust enrichment against the two SV entity defendants. On April 17, 2018, all defendants served a motion to dismiss the consolidated amended complaint. On June 22, 2018, plaintiffs served their opposition to the motion to dismiss and a cross-motion to stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts. On July 30, 2018, the parties filed a joint motion to stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts. On August 3, 2018, the court granted the motion to stay. On October 20, 2020, the parties filed a joint stipulation and proposed order voluntarily dismissing the action without prejudice.

On January 31, 2018, a third purported shareholder derivative suit was filed against certain of the Company’s current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Brian Robinson v. Sawhney et al., Case. No. 1:18-cv-10199. The complaint includes allegations similar to those made in the Corwin and Madera complaints. The complaint does not name either SV Life Sciences Fund, IV, LP or SV Life Sciences Fund IV Strategic Partners, LP as defendants, and adds two former officers as defendants. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On April 30, 2018, all defendants filed a motion to dismiss or stay the complaint. Plaintiff filed his opposition on June 22, 2018. On July 26, 2018, the parties filed a joint motion to extend the deadline for defendants to file their reply brief pending the potential substitution of the named shareholder plaintiff. On August 20, 2018, the parties filed a joint stipulation and proposed order regarding plaintiff’s unopposed request to substitute a new shareholder plaintiff and the parties’ joint request that the court stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts. On September 4, 2018, the court entered the requested order substituting the named plaintiff and staying the matter. On October 16, 2020, the parties filed a joint stipulation and proposed order voluntarily dismissing the action without prejudice.

On February 16, 2018, a fourth purported shareholder derivative suit was filed against certain of the Company’s current and former executive officers, certain current and former board members, and the Company as a nominal defendant, in the United States District Court for the District of Delaware, captioned Terry Kelly v. Sawhney et al., Case. No. 1:18-cv-00277. The complaint includes allegations similar to those made in the Corwin and Madera complaints. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint also asserts an unjust enrichment claim against SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP. The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On June 11, 2018, the parties filed a stipulation staying the lawsuit pending final judgment in the consolidated derivative action pending in Massachusetts state court under the Corwin docket, described above. The court entered an order staying the case on June 12, 2018. On October 26, 2020, the parties filed a joint stipulation and proposed order voluntarily dismissing the action without prejudice. The court signed the proposed order on October 28, 2020.

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

14. Related Party Transactions

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters. Jonathan M. Sparks, Ph.D., a partner at McCarter & English, also served in the capacity as the Company’s in-house counsel from October 2017 through August 31, 2020. The Company incurred fees for legal services rendered by McCarter of $115 and $209 and $630 and $672 for the three and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, there was $88 and $107, respectively, recorded in accounts payable and $0 and $242, respectively, recorded in accrued expenses for McCarter.

15. Subsequent Events

On October 5, 2020, the Company issued to an employee a non-statutory stock option to purchase an aggregate of 350,000 shares of the Company’s common stock at an exercise price of $8.42 per share. Subject to the employee’s continued service to the Company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the one-year anniversary of the grant date and the remaining 75% of the shares underlying the award vesting monthly thereafter. The stock option was issued under the Company’s Inducement Plan, as an inducement material to the employee’s acceptance of an offer of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of November 1, 2020, 96,000 shares of common stock remained available for issuance under the Inducement Plan.

On October 13, 2020, the Company entered into an underwriting agreement with the Underwriters, in connection with an underwritten public offering of 7,180,000 shares of the Company’s common stock. Under the terms of this underwriting agreement, the Company also granted the Underwriters an option to purchase up to an additional 1,077,000 shares of common stock at the public offering price, less the underwriting discounts and commissions. The Underwriters subsequently exercised this option to purchase such option shares in full. The public offering price of the shares in this offering was $9.75 per share, and the Underwriters purchased all of the shares from the Company at a price of $9.165 per share. After deducting underwriting discounts and commissions but before deducting offering expenses, the Company received net proceeds from the offering of $75,675.

On October 29, 2020, the Company entered into a license agreement (the “License Agreement”) with AffaMed Therapeutics Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis (collectively, the “DEXTENZA Field”) and for the Company’s OTX-TIC product candidate (collectively with DEXTENZA, the “AffaMed Licensed Products”) regarding open-angle glaucoma and ocular hypertension (collectively, the “TIC Field” and, with the DEXTENZA Field, each a “Field”), in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations (collectively, the “Territories”). The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

Under the terms of the License Agreement, the Company is entitled to upfront payments totaling $12,000. The Company is also eligible to receive up to an additional $91,000 in aggregate, inclusive of a low-seven-figure clinical support payment, upon the achievement of certain development and commercial milestones. The Company is also entitled to receive tiered, escalating royalties on the net sales of the AffaMed Licensed Products ranging from a low-teen to low-twenties percentage. Royalties under the License Agreement are payable on an AffaMed Licensed Product-by-AffaMed Licensed Product and jurisdiction-by-jurisdiction basis and are subject to potential reductions in specified circumstances, subject to a specified floor.

Pursuant to the terms of the License Agreement, the Company is generally responsible for expenses related to the development of the AffaMed Licensed Products in the applicable Fields in the Territories, provided that AffaMed (i) reimburse the Company a low-teen percentage of expenses incurred in connection with certain clinical trials conducted by the Company and designed to support marketing approval of the AffaMed Licensed Product by the FDA or the European Medicines Agency (“Global Studies”); (ii) is solely responsible for expenses incurred in connection with territory-specific clinical trials that it conducts in furtherance of the development plan agreed between the parties in the applicable Fields in the Territories (“Local Studies”); and (iii) reimburse the Company in full for expenses incurred in connection with obtaining and maintaining regulatory approvals of the AffaMed Licensed Products in the applicable Fields in the Territories. In the event AffaMed declines to participate in a Global Study or to conduct a Local Study in any jurisdiction in which the Company determines to conduct such a study, the Company is relieved of its obligation to provide AffaMed clinical data from such study, other than safety data, unless AffaMed subsequently reimburses the Company in the amounts described above plus a prespecified premium.

The License Agreement expires upon the expiration of the last royalty term for the last AffaMed Licensed Product in any applicable Field in the Territories and each party has certain termination rights. The Company is in the process of assessing the accounting for this agreement.

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

Overview

We are a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary, bioresorbable hydrogel platform technology. We use this technology to tailor duration and amount of delivery of a range of therapeutic agents in our product candidates.

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

Our core pipeline assets include four development programs. We are currently evaluating two of these programs in Phase 1 clinical trials: OTX-TKI, an intravitreal implant injected by fine-gauge needle of a hydrogel, anti-angiogenic formulation of axitinib a tyrosine kinase inhibitor, or TKI, for the treatment of wet age-related macular degeneration, or wet AMD, and OTX-TIC, an intracameral travoprost implant for the reduction of elevated intraocular pressure, or IOP, in patients with primary open-angle glaucoma or ocular hypertension. We are currently evaluating one program, OTX-CSI (intracanalicular cyclosporine insert) for the chronic treatment of dry eye disease, in a Phase 2 clinical trial. We expect to file a Phase 2-enabling investigational new drug application, or IND, in the fourth quarter of 2020 to evaluate the fourth program, OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, in a Phase 2 clinical trial.

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

In November 2018, the FDA approved our new drug application, or NDA, for DEXTENZA® for the treatment of ocular pain following ophthalmic surgery. DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular pain for up to 30 days with a single administration. DEXTENZA is a local programmed-release, drug-eluting, preservative-free intracanalicular insert that is placed into the canaliculus through a natural opening called the punctum located in the portion of the lower eyelid near the nose. In June 2019, the FDA approved our supplemental new drug application, or sNDA, for DEXTENZA to treat post-surgical ocular inflammation. On July 1, 2019, we commercially launched DEXTENZA in the United States for the treatment of post-surgical ocular inflammation and pain. We enrolled a 96-subject, pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis and reported topline results in April 2020. We intend to file a sNDA in the fourth quarter of 2020 with the FDA for an indication expansion of allergic conjunctivitis.

In addition to our ongoing drug product development, we also currently market ReSure® Sealant, a hydrogel ophthalmic wound sealant approved by the FDA as a device to seal corneal incisions following cataract surgery. We are also assessing the potential use of our hydrogel platform technology in other areas of the body.

Business Update Regarding COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are also impacting our employees, patients, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in the third quarter of 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our clinical development programs. For additional information on risks posed by the COVID-19 pandemic, please see “Part II, Item 1A — Risk Factors — Risks Related to the COVID-19 Pandemic,” included elsewhere in this Quarterly Report on Form 10-Q.

Retinal Disease Programs

We are engaged in the development of formulations of our hydrogel administered via intravitreal injection to address large markets for diseases and conditions of the back of the eye with significant growth potential. The global market for retinal disease was approximately $13 billion in 2019 and was estimated to grow at approximately 11% per year over the next five years according to Market Scope with the U.S. market representing $6.8 billion. Our initial development efforts have been focused on the use of our extended-delivery hydrogel in combination with anti-angiogenic drugs, such as TKIs or protein-based anti-VEGF drugs, for the treatment of retinal diseases such as wet AMD, diabetic macular edema, or DME, and retinal vein occlusion, or RVO. Our initial goal for these programs is to provide extended delivery over a four to six-month period thereby reducing the frequency of the current monthly or bi-monthly immediate release intravitreal anti-VEGF injection regimen for wet AMD and other retinal diseases.

OTX-TKI (axitinib intravitreal implant)

OTX-TKI is a preformed, bioresorbable hydrogel fiber incorporating a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection. TKIs have shown promise in the treatment of wet AMD. In May 2017, we reported data from preclinical studies evaluating the biological activity, tolerability and pharmacokinetics of OTX-TKI. In this study, OTX-TKI was well-tolerated, and high levels of drug were maintained in the tissue for up to twelve months in Dutch belted rabbits. In the first quarter of 2019, we began dosing patients in a Phase 1 clinical trial in Australia. This clinical trial is a multi-center, open-label, dose escalation study designed to evaluate the safety, durability and tolerability of OTX-TKI. We also plan to evaluate biological activity by measuring retinal thickness using spectral domain optical coherence tomography, or OCT, and following visual acuity over time. Two cohorts were enrolled: a lower dose cohort of 200 µg with six subjects and a higher dose cohort of 400 µg with seven subjects. In July 2020, we reported that the data collection and other administrative activities of a clinical trial site had been adversely impacted by the effects of the COVID-19 pandemic, resulting in incomplete data available to us prior to that time. We recently enrolled a third cohort of twelve subjects, split between parallel arms of six subjects each. Subjects in the first arm of the third cohort will receive a dose of 600 µg, and subjects in the second arm will receive a 400 µg dose combined with an anti-VEGF induction injection.

In October 2020, interim data from this Phase 1 clinical trial of OTX-TKI was presented at the Euretina 2020 Virtual conference. This interim data continues to provide support that OTX-TKI:

●	Was generally well-tolerated and observed to have a favorable safety profile;
●	Showed a decrease in intraretinal or subretinal fluid in some subjects by two months;
●	Demonstrated durability of therapy, as shown by a clinically meaningful reduction in intraretinal and/or subretinal fluid, as indicated by a decrease in the central subfoveal thickness measured by OCT for up nine months in one patient treated in the second (400 µg dose) cohort;
●	Exhibits a dose response, as evidenced by the observation of a greater clinical response in the second (400 µg dose) cohort compared with the first (200 µg dose) cohort; and
●	Was observed to show limited to no movement, at a level which was not clinically noticeable to subjects.

We plan to present a clinical update at the American Academy of Ophthalmology conference in November 2020, file an IND application by the end of 2020 to initiate clinical development of OTX-TKI in the United States for patients with wet AMD, DME, and RVO, and initiate a Phase 2 clinical trial in Australia in mid-2021.

Individual Change in Central Subfield Thickness Values: Cohort 2

INDIVIDUAL CHANGE IN CENTRAL SUBFIELD THICKNESS

OTX-TKI STUDY EYE – COHORT 2

n=7
n=7
n=7
n=7
n=7
n=7
n=7
n=7
n=7
n=5
n=4
Change in CSFT (µm)
250
150
50
-50
-150
-250
-350
Pre-Treatment
Day 3
Day 7
Day 14
Month 1
Month 2
Month 3
Month 4.5
Month 6
Month 7.5
Month 9
Individual Subject Data
Mean Data

*All CSFT values compared to Baseline visit

O Denotes administration of rescue therapy

Cohort 2: Standard OCT Evaluation, Subjects 1 and 2

OTX-TKI PHASE 1, COHORT 2: SD-OCT EVALUATION

Subject 1: Treatment Naïve (OS)

BASELINE
CSFT: 513 µm
MONTH 2
CSFT: 343 µm
MONTH 3
CSFT: 316 µm
MONTH 4.5

	BCVA
BASELINE	1.40 @ 1m (20/502)
MONTH 2	1.40 @ 1m (20/502)
MONTH 3	1.48 @ 1m (20/604)
MONTH 4.5	1.36 @ 1m (20/458)

Subject 2: History of EYLEA Q4 Weeks (OD)

BASELINE
MONTH 2
MONTH 4.5
MONTH 6
MONTH 7.5
MONTH 9

	BCVA
BASELINE	-0.04 (20/18)
MONTH 2	-0.06 (20/17)
MONTH 4.5	0.30 (20/40)
MONTH 6	-0.08 (20/17)
MONTH 7.5	-0.08 (20/17)
MONTH 9	-0.06 (20/17)

Preliminary biological signal of clinically-meaningful decrease in retinal fluid:
Some subjects showed a decrease in intraretinal and/or subretinal fluid by 2 months

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

Under the terms of the Collaboration Agreement, we granted Regeneron an option, or the Option, to enter into an exclusive, worldwide license under our intellectual property to develop and commercialize products using our hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds, or Regeneron Licensed Products. The Collaboration Agreement does not cover the development of any products that deliver small molecule drugs, including TKIs, for any target including VEGF, or any products that deliver large molecule drugs other than those that target VEGF proteins. Under the terms of the Collaboration Agreement, we and Regeneron agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept that is suitable for advancement into clinical development. Regeneron has agreed to pay our personnel and material costs of ours for specified preclinical development activities in connection with the revised workplan, as well as costs of certain specialty equipment.

Under the terms of the Collaboration Agreement, Regeneron is responsible for funding an initial preclinical tolerability study. If the Option is exercised, Regeneron will conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances. We do not expect our funding requirements under the collaboration to be material over the next twelve months. If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Regeneron Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

Under the terms of the Collaboration Agreement, Regeneron has agreed to pay us $10 million upon exercise of the Option. If Regeneron elects to exercise the Option, we are also eligible to receive up to $145 million per Regeneron Licensed Product upon the achievement of specified development and regulatory milestones, including successful results from the first-in-human clinical trial; $100 million per Regeneron Licensed Product upon first commercial sale of such Regeneron Licensed Product; and up to $50 million based on the achievement of specified sales milestones for all Regeneron Licensed Products. In addition, we are entitled to tiered, escalating royalties, in a range from a high-single digit to a low-to-mid teen percentage of net sales of Regeneron Licensed Products.

As amended, the Option is exclusive for twenty-four months following May 8, 2020. The field of the potential license remains limited to Regeneron Licensed Products delivered by local administration to or around the eye for diagnostic, therapeutic, or prophylactic purposes relating to ophthalmic diseases or conditions.

The Collaboration Agreement will automatically terminate upon the failure of Regeneron to conduct or complete certain preclinical activities within specified timeframes or provide required notices regarding such certain preclinical activities to us, in each case subject to specified exceptions, unless Regeneron exercises its Option, the matter has been referred to the joint research committee, or the parties have otherwise agreed in writing. The Agreement will also terminate if Regeneron has not exercised its Option prior to the expiration of the Option Period. If Regeneron has timely exercised its Option, the Collaboration Agreement will expire on a Regeneron Licensed Product-by-Regeneron Licensed Product and country-by-country basis upon the expiration of the later of 10 years from the date of first commercial sale in such country or the expiration of all patent rights covering a Regeneron Licensed Product in such country. We have agreed to grant Regeneron a fully paid-up, non-exclusive license to continue to develop and commercialize the Regeneron Licensed Products following expiration. The Collaboration Agreement is terminable by Regeneron at its convenience, for any or all of the Regeneron Licensed Products, upon prior written notice. Either party may, subject to a cure period, terminate the Collaboration Agreement in the event of the other party’s uncured material breach, in addition to other specified termination rights.

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

Prostaglandins are the most commonly-used class of medications to treat patients with glaucoma and are administered via daily eye drops as the current standard of care. The ability of patients to use and place daily eye drops is challenging. The products that we are developing are designed to address the issue of compliance by delivering a prostaglandin analog formulated with our programmed-release hydrogel to lower IOP for several months with a single implant.

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

At the Glaucoma 360 meeting in February of 2020, we presented results from the first two of four patient cohorts in the Phase 1 clinical trial. Data from the first two fully enrolled cohorts (cohort 1 = 5 subjects, cohort 2 = 4 subjects) shows a clinically meaningful reduction from baseline in mean IOP values at the 8 a.m. timepoint in patients treated with a single insertion of OTX-TIC throughout the six-month study period. The data also shows that the mean IOP values at the 8 a.m. timepoint remained decreased from the baseline values beyond the study period and, in one patient, for up to twenty-one months at the time of assessment. The implant was observed to consistently bioresorb in five to seven months and showed little to no movement. Importantly, endothelial cell counts and pachymetry assessments indicate no clinically meaningful changes from baseline have occurred.

Cohort 1: Mean IOP Change from Baseline at 8:00 a.m.

Cohort 2: Mean IOP Change from Baseline at 8:00 a.m.

We have completed the first two cohorts, have fully enrolled the third cohort to assess the impact of a faster degrading implant with the same therapeutic dose as administered in cohort one and are enrolling a fourth cohort to assess an additional formulation with a smaller implant of OTX-TIC. Enrollment in our fourth cohort has recently slowed due to COVID-19, and we now expect to provide topline data for the third and fourth cohorts in the first quarter of 2021. We expect to commence a Phase 2 clinical trial in the middle of 2021.

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

We have met with the FDA to discuss data we reported in May 2019 from our completed Phase 3 trial. Our conversation with the FDA was productive and involved a discussion around the importance of compliance and how a product like OTX-TP could address the issue of non-compliance by delivering a prostaglandin analog formulated with our programmed-release hydrogel to lower IOP for up to 12 weeks with a single insert. While the FDA did not feel that the data from this clinical trial met the standard of clinical meaningfulness in the population studied, there were constructive discussions about potential pathways forward in specific patient populations for whom drops are problematic. Based on the feedback following these discussions with the FDA, we do not intend to initiate a second Phase 3 clinical trial at this time without the assistance of a collaborative partner. We believe that if we were to find a partner for our OTX-TP program, we or such partner could decide to conduct additional Phase 2 clinical trials to address feedback from the FDA prior to another Phase 3 clinical trial. Given the potential use of OTX-TP as a chronic therapy, however, we have continued our open-label, one-year safety extension study, which we have now begun to close out, to generate six-month and one-year safety data for a limited number of subjects to support a potential product registration in the future.

Ocular Surface Diseases

We are engaged in the development of formulations of our hydrogel administered via intracanalicular inserts to address large markets for diseases and conditions of the surface of the eye. Our initial development efforts are focused on the use of our extended-delivery hydrogel in combination with well-known and well-understood corticosteroids for the treatment of dry eye disease, allergic conjunctivitis and inflammation and pain associated with post ophthalmic surgery.

Dry Eye Disease

The global market for dry ocular surface disease, which we refer to as dry eye disease, was estimated by Market Scope at $5.1 billion in 2019 with the U.S. market representing $2.1 billion. We have two programs in development: OTX-CSI, designed as a chronic treatment of dry eye disease, and OTX-DED, designed as a short-term treatment to address the signs and symptoms of dry eye disease.

OTX-CSI (cyclosporine intracanalicular insert)

OTX-CSI incorporates the FDA-approved immunomodulator cyclosporine as an active pharmaceutical ingredient into a hydrogel, drug-eluting, preservative-free intracanalicular insert. The product candidate is designed for patients suffering from moderate to severe dry eye and to be administered by a physician as a bioresorbable intracanalicular insert. There are approximately 8.6 million patients diagnosed with moderate to severe dry eye disease in the United States, according to the Market Scope 2019 Dry Eye Products Market Report, or the Market Scope Report. OTX-CSI is designed to release cyclosporine to the ocular surface for approximately three months to increase tear production for the treatment of dry eye disease. We filed an IND for OTX-CSI in the United States in December 2019 and initiated a Phase 1 clinical trial in the first quarter of 2020. The Phase 1 clinical trial was a U.S.-based, open-label, single-center trial that included five subjects (ten eyes) who were followed for approximately four months. The study was designed to evaluate the safety, tolerability and durability of OTX-CSI and assess the biological activity by measuring signs and symptoms of dry eye disease over this time period.

On October 8, 2020, we announced that we had received topline data from our Phase 1 clinical trial evaluating OTX-CSI in the chronic treatment of dry eye disease. All subjects completed the 16-week study period with no drop-outs. There were no serious adverse effects reported. The inserts were observed to be well-tolerated, and there were no adverse events of stinging, irritation, blurred vision or tearing reported or observed.

Tear production as measured by the Schirmer’s test improved from mean values of 4.2 mm at baseline to 8.2 mm at Week 12. One of five subjects (20%) had a greater than 10mm increase from baseline in Schirmer’s score at Week 12. Subjects saw an improvement in signs of dry eye disease as measured by corneal total fluorescein staining (a mean value of 6.7 at baseline, improved to a mean value of 2.7 at Week 12, on a scale of 0 to 15). Further, subjects saw an improvement in symptoms of dry eye disease as measured by the VAS eye dryness severity score (a mean value of 51 at baseline, improved to a mean value of 33 at Week 12, on a scale of 0 to 100) and the VAS dry eye frequency score (a mean value of 51 at baseline, improved to a mean value of 31 at Week 12, on a scale of 0 to 100). The onset of action of OTX-CSI was seen as early as two weeks for both signs and symptoms of dry eye disease and was observed to continue over the 16 week study period.

In September 2020, we dosed the first patients in a Phase 2 clinical trial designed to assess the safety, tolerability and durability and to evaluate the efficacy of OTX-CSI in the chronic treatment of dry eye disease. The Phase 2 clinical trial is a U.S.-based, randomized, double-masked, multi-center trial evaluating two different formulations of OTX-CSI with vehicle insert in approximately 105 subjects who are to be followed for a period of 16 weeks. Endpoints include tear production as measured by the Schirmer’s test; signs of dry eye disease as measured by corneal fluorescein staining; and symptoms of dry eye disease as measured by the visual analog scale, or VAS, eye dryness severity score and the VAS dry eye frequency score. We anticipate receiving topline data from this Phase 2 clinical trial in the first half of 2022.

OTX-DED (dexamethasone intracanalicular insert)

OTX-DED incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting, preservative-free intracanalicular insert. While OTX-DED incorporates the same active drug as DEXTENZA, it includes a lower dose of the drug that is delivered via a smaller insert. There are approximately 8.6 million patients diagnosed with episodic dry eye disease in the United States, according to the Market Scope Report. OTX-DED is designed to release dexamethasone over a period of two to three weeks for the short-term treatment of the signs and symptoms of dry eye disease. To utilize the strong safety profile of DEXTENZA, we intend to file a Phase 2-enabling IND by the end of the year 2020 and, if successful, we plan to initiate a Phase 2 trial in the first quarter of 2021. We believe that this formulation will address several of the current limitations of existing dry eye disease treatments: the slow onset of action, through the occlusion of the punctum; the burning/stinging upon application; the toxicity associated with preservatives; and the potential for abuse of topical steroids.

DEXTENZA for the Treatment of Ocular Itching Associated with Allergic Conjunctivitis

It is estimated that up to 10 million people in the United States seek medical attention for the inflammatory response associated with allergic conjunctivitis caused by both seasonal and perennial allergens. We believe that allergic conjunctivitis represents a discrete and significant potential market for DEXTENZA beyond its current use in the surgical setting. DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, drug-eluting, preservative-free intracanalicular insert. We are developing DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis as a hands-free, abuse-deterrent therapy administered in the office setting as a bioresorbable, intracanalicular insert, designed to release the corticosteroid dexamethasone to the ocular surface for up to 30 days.

In the third quarter of 2019, we began dosing patients in a 96-subject, pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis. This Phase 3 clinical trial was a U.S.-based, multi-center, 1:1 randomized, double-masked, placebo-controlled trial that was fully enrolled, and was designed to test the safety and efficacy of DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg versus a placebo vehicle punctum plug using Ora, Inc.’s modified Conjunctival Allergen Challenge (Ora-Cac®), or CAC, Model. The trial was designed to assess the effect of DEXTENZA compared with a placebo on allergic reactions using a series of successive allergen challenges over a 30-day period. The primary efficacy endpoint for this trial was ocular itching (subject-reported 5-point scale (0 to 4)) on day 8 at 3 minutes, 5 minutes and 7 minutes post-challenge and included subjects with seasonal and perennial allergens.

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

These data are generally consistent with our observations in our prior Phase 2 and Phase 3a clinical trials using a similar repeat CAC model as reflected in the two figures below. For all analyses we have conducted, the subject is the unit of analysis. For the Phase 2 clinical trial, the data shown is for the prespecified primary endpoint of ocular itching at day 15 using the Intent-to-Treat (ITT) population with last observation carried forward (LOCF) as the method of imputation. For the Phase 3 trials, the data shown is for the prespecified primary endpoint of ocular itching at day 8 using the ITT population and imputing missing data using the Markov chain Monte Carlo (MCMC) multiple imputation method. The two figures below reflect the Phase 3 data using the MCMC method with different bases for imputation. In the first figure, the basis for imputation for the MCMC method is at the individual eye level. In the second figure, the basis for imputation for the MCMC method is at the subject level (average of the two eyes). Both methods may be appropriate and, in this case, yield similar conclusions. In certain data we have previously disclosed, we have presented analyses using the MCMC method with the individual eye as the basis for imputation. However, the statistical analysis plan for each of the three Phase 3 trials specifies that the basis for imputation for the MCMC method should be the subject level. Multiple other methods of imputation were also performed in some of the Phase 3 studies including LOCF, baseline observation carried forward (BOCF), worse case observation (WCO), and observation only with no imputation with similar clinical conclusions.

Primary Efficacy Endpoint – Eye Level Imputation

Mean Ocular Itching Scores Across All Studies

* Statistically Significant; P≤0.0025; Population: ITT + LOCF (Phase 2) & ITT + MCMC (Phase 3)

Primary Efficacy Endpoint – Subject Level Imputation

Mean Ocular Itching Scores Across All Studies

* Statistically Significant; P≤0.0025; Population: ITT + LOCF (Phase 2) & ITT + MCMC (Phase 3)

We plan to file an sNDA in the fourth quarter of 2020 for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional approved indication. If we are able to file our sNDA as planned, we would expect a target action date under the Prescription Drug User Fee Act, commonly known as PDUFA, in approximately October 2021. We believe that the totality of the efficacy and safety data across the Phase 2 trial and the three Phase 3 trials (n = 323 subjects), as well as the safety data associated with the prior approval of DEXTENZA for the treatment of inflammation and pain following ophthalmic surgery, represent a strong data package in support of the sNDA.

DEXTENZA ® (dexamethasone ophthalmic insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as an active pharmaceutical ingredient into a hydrogel, preservative-free drug-eluting intracanalicular insert. In November 2018, the FDA approved our NDA for DEXTENZA for the treatment of post-surgical ocular pain. In June 2019, the FDA approved our sNDA for DEXTENZA to treat post-surgical ocular inflammation. In connection with our July 1, 2019 commercial launch of DEXTENZA for post-surgical ocular inflammation and pain, we have built our own highly targeted, key account manager, or KAM, sales force that focuses on the ambulatory surgical centers, or ASCs, responsible for the largest volumes of cataract surgery. Our field team consists of approximately 30 KAMs and eight field reimbursement managers. DEXTENZA is available through a network of specialty distributors. Our initial commercial efforts are focused on the approximately two million cataract procedures performed annually under Medicare Part B. Following our receipt of FDA approval on November 30, 2018, we submitted an application for a C-code for transitional pass-through payment status. On May 29, 2019, we received formal notification from the Centers for Medicare and Medicaid Services, or CMS, that it had approved transitional pass-through payment status and established a new reimbursement code for DEXTENZA. The code, C9048, became effective on July 1, 2019. On December 28, 2018, we submitted an application for a J-code for permanent payment status. In July 2019, we subsequently received a specific and permanent J-code, J1096, that became effective October 1, 2019. With the effectiveness of our permanent J-code as of October 1, 2019, our C-code is no longer in effect.

A J-Code is a permanent code used to report drugs that ordinarily cannot be self-administered. J-codes are familiar to both medical practices and their billing staffs, as well as Medicare (Part B and Part C) and commercial insurers. As a result, J-codes allow for a more reliable reimbursement process.

To date, three of seven Medicare Administrative Contractors, or MACs, have established physician fee schedules for procedure code 0356T for the administration of drug-eluting intracanalicular inserts, including DEXTENZA, effective July 1, 2020: Novitas Solutions, Inc., or Novitas; First Coast Service Options, Inc., or First Coast; and National Government Services, Inc., or NGS. The professional fee for CPT code 0356T is now eligible for physician payment for each insertion, in accordance with the applicable MAC’s fee schedule.  Novitas covers Medicare patients in New Mexico, Texas, Colorado, Oklahoma, Arkansas, Louisiana, Mississippi, New Jersey, Pennsylvania, Delaware, Virginia and the District of Columbia. First Coast covers Medicare patients in Florida, Puerto Rico, and the U.S. Virgin Islands. NGS covers Medicare patients in Illinois, Minnesota, Wisconsin, New York, Massachusetts, Connecticut, New Hampshire, Maine, Rhode Island, and Vermont. Combined, Novitas, First Coast and NGS cover approximately 50% of all Medicare beneficiaries. Three of the remaining four MACs have retired their non-coverage policies for CPT code 0356T, and we believe that these MACs may publish fee schedules and/or provide payment for 0356T in the near future.

On September 10, 2020, we announced that we had dosed the first pediatric patients in a Phase 3 clinical trial evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and pain in children following cataract surgery. The Phase 3 clinical trial is a U.S.-based, randomized, multicenter clinical trial in which we intend to enroll approximately 60 subjects. The clinical trial is designed to evaluate the safety and biological activity of DEXTENZA compared to an active control, prednisolone acetate suspension eye drops, for the treatment of inflammation and pain following ocular surgery for pediatric cataract in children between zero and three years of age. The primary endpoint is the absence of pain at day eight post-treatment as measured by a FLACC (Face, Legs, Activity, Cry, Consolability) score of zero . This planned clinical trial is a post-approval requirement of the FDA in accordance with the Pediatric Research Equity Act of 2003, in connection with the FDA’s prior approval of DEXTENZA for the treatment of inflammation and pain following ophthalmic surgery in adults.

On November 4, 2020, we announced that our application for the creation of a Category I Current Procedural Terminology, or CPT, procedure code, presented at the October 2020 meeting of the American Medical Association CPT Editorial Panel, or the Panel, had been granted. Category I CPT codes normally have a standardized Medicare physician fee schedule. As a result, they can improve coverage and payment across all payers for procedures performed in both the ASC and physician office settings. The Panel has agreed to create a permanent Category I CPT procedure code, effective January 1, 2022, to replace the Category III CPT code (0356T) currently available for the administration of drug-eluting intracanalicular inserts including DEXTENZA.

Additionally, we have received proposals for, and plan to support, several investigator-initiated trials evaluating DEXTENZA in different clinical situations. To date, third-party clinical investigators have initiated over 20 trials to study the use of DEXTENZA in cataract surgery and other potential indications. Two of the trials have completed enrollment, the remaining trials are actively enrolling and treated patients are being followed.

ReSure® Sealant

We commercially launched this product in the United States in 2014. ReSure Sealant is a device approved to seal corneal incisions following cataract surgery. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure.

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

The second post-approval study, identified as the Device Exposure Registry Study, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and the application of ReSure Sealant. The Device Exposure Registry Study is required to include at least 4,857 patients. Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we have been unable to enroll trial sites and patients, collect patient data and report study data to the FDA. We have provided regular periodic reports to the FDA on the progress of this post-approval study.

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

A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the Device Exposure Registry Study requirements.  In a letter dated June 7, 2019 from the FDA, the agency acknowledged receipt of a letter dated March 29, 2019 from us in which we proposed conducting the proposed retrospective analysis of the IRIS Registry, comparing endophthalmitis rates from sites that purchased ReSure versus those sites that did not purchase ReSure. If the rates are no different, the FDA has indicated that it will consider the post-approval requirement to have been fulfilled. If there is a statistically significant increase in endophthalmitis rates at sites purchasing ReSure compared with those not purchasing ReSure, a prospective study will be required. The FDA has indicated it will consider our response to the warning letter adequate once it approves the study protocol for the retrospective analysis of the IRIS Registry and the outline of the prospective study. In December 2019, we submitted the protocol for the agreed upon retrospective study and the prospective study outline, as required per the terms of the warning letter. We received feedback from the FDA in February 2020, and we responded to the FDA in March 2020. In May 2020, the protocol was approved by the FDA.

On September 8, 2020, we reported that we received a close-out letter from the FDA dated September 2, 2020, regarding the October 2018 warning letter. If we complete the proposed retrospective study in accordance with our agreement with the FDA, we believe that the FDA will deem our obligations to conduct post-approval studies related to ReSure Sealant to have been satisfied. Failure by us to conduct the required post-approval trial for ReSure Sealant to the FDA’s satisfaction may result in withdrawal of the FDA’s approval of ReSure Sealant or other regulatory action.

While ReSure Sealant remains commercially available in the United States, there is no sales support currently provided to the product. We have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2020.

AffaMed License Agreement

On October 29, 2020, we entered into a license agreement, or the License Agreement, with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis, or collectively, the DEXTENZA Field, and for OTX-TIC, or collectively with DEXTENZA, the AffaMed Licensed Products, regarding open-angle glaucoma and ocular hypertension, or collectively, the TIC Field and, with the DEXTENZA Field, each a Field, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations, or collectively, the Territories. We retain development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

Under the License Agreement, we granted AffaMed (i) a non-exclusive, royalty-free, non-sublicensable license under certain of our intellectual property rights and know-how to use the AffaMed Licensed Products in connection with specified activities in accordance with a development plan agreed between the parties and (ii) an exclusive, royalty-bearing, sublicensable, non-transferable (subject to specified exceptions), license under certain of our intellectual property rights and know-how to commercialize the AffaMed Licensed Products in the applicable Field in the Territories. We have further agreed not to, and to cause its affiliates or agents not to, develop or commercialize in the Territories (i) the AffaMed Licensed Products outside of the applicable Fields and (ii) any other product containing the same active pharmaceutical ingredients as the AffaMed Licensed Products and administered into the anterior chamber of the eye, in each case without AffaMed’s prior written consent. AffaMed has agreed not to, and to cause its affiliates or agents not to, engage in the development, manufacture, or commercialization of any competing product in the Territories.

Under the terms of the License Agreement, we are entitled to upfront payments totaling $12 million. We are also eligible to receive up to an additional $91 million in aggregate, inclusive of a low-seven-figure clinical support payment, upon the achievement of certain development and commercial milestones. There can be no guarantee, however, that any of these milestones will be achieved. We are also entitled to receive tiered, escalating royalties on the net sales of the AffaMed Licensed Products ranging from a low-teen to low-twenties percentage. Royalties under the License Agreement are payable on an AffaMed Licensed Product-by-AffaMed Licensed Product and jurisdiction-by-jurisdiction basis and are subject to potential reductions in specified circumstances, subject to a specified floor.

Pursuant to the terms of the License Agreement, we are generally responsible for expenses related to the development of the AffaMed Licensed Products in the applicable Fields in the Territories, provided that AffaMed (i) reimburse us a low-teen percentage of expenses incurred in connection with certain clinical trials conducted by us and designed to support marketing approval of the AffaMed Licensed Product by FDA or the European Medicines Agency, or the Global Studies; (ii) is solely responsible for expenses incurred in connection with territory-specific clinical trials that it conducts in furtherance of the development plan agreed between the parties in the applicable Fields in the Territories, or the Local Studies; and (iii) reimburse us in full for expenses incurred in connection with obtaining and maintaining regulatory approvals of the AffaMed Licensed Products in the applicable Fields in the Territories. In the event AffaMed declines to participate in a Global Study or to conduct a Local Study in any jurisdiction in which we determine to conduct such a study, we are relieved of our obligation to provide AffaMed clinical data from such study, other than safety data, unless AffaMed subsequently reimburses us in the amounts described above plus a prespecified premium.

AffaMed is further obligated, at its sole cost and expense, to use commercially reasonable efforts to commercialize the AffaMed Licensed Products in the applicable Fields in the Territories. The License Agreement contemplates that the parties negotiate and enter into a future agreement requiring us to use commercially reasonable efforts to manufacture and supply finished drug products in sufficient quantity for clinical development and commercialization of the AffaMed Licensed Products in the applicable Fields in the Territories.

In accordance with its terms, the License Agreement expires upon the expiration of the last royalty term for the last AffaMed Licensed Product in any applicable Field in the Territories. Either party may, subject to specified cure periods, terminate the License Agreement in the event of the other party’s uncured breach. Either party may also terminate the License Agreement under specified circumstances relating to the other party’s insolvency. During an established period following a change of control of us or our entry into a global licensing agreement that includes the Territories with a third party, we have the option to terminate the License Agreement, subject to a specified notice period and the repayment of any costs and expenses incurred by AffaMed in connection with the License Agreement, including upfront and milestone payments AffaMed has previously paid to us, at a prespecified premium. AffaMed has the right to terminate the License Agreement at any time following the completion of a Phase 3 clinical trial to evaluate OTX-TIC.

Additional Potential Areas for Growth

We continue to leverage the potential of our hydrogel platform to explore areas for growth with our focus on formulating, developing and commercializing innovative therapies for diseases and conditions of the eye. We currently have a number of preclinical programs that we are exploring for further development.

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

Financial Position

We have generated limited revenue to date. All of our local programmed-release drug delivery products are in various phases of early commercial, clinical and preclinical development. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, OTX-CSI and OTX-DED for dry eye disease, OTX-TIC for glaucoma and ocular hypertension, and OTX-TKI for wet AMD. Since inception, we have incurred significant operating losses. Our net loss was $11.9 million and $18.8 million and $70.0 million and $60.4 million for the three and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $453.6 million.

Our total costs and operating expenses were $19.9 million and $58.6 million for the three and nine months ended September 30, 2020, respectively, including $2.6 million and $7.4 million in non-cash stock-based compensation expense and depreciation expense, respectively. Our operating expenses have grown as we continue to support the commercial launch of DEXTENZA following its entry into the market in July 2019; continue to pursue the clinical development of OTX-TKI, OTX-TIC, OTX-CSI, OTX-DED, OTX-AFS and DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis; continue the research and development of our other product candidates; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to incur substantial sales and marketing expenses in connection with the ongoing DEXTENZA commercial launch and that of any of our other product candidates. In addition, we will continue to incur additional costs associated with operating as a public company, including legal costs associated with any pending legal proceedings.

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

On April 5, 2019, we entered into an Open Market Sales AgreementSM, or the 2019 Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent. In the second quarter of 2020, we sold 326,558 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $1.7 million after commissions and expenses. From inception to November 1, 2020, we have sold 10,321,840 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $47.0 million after underwriting discounts and commissions and offering expenses.

On August 2, 2019, we entered into the Second Amendment of our Third Amended and Restated Credit and Security Agreement, between us and our senior note lenders MidCap Financial and Silicon Valley Bank, whereby the lenders agreed to remove the restrictions on the $5.0 million of restricted cash required under the Third Amended and Restated Credit and Security Agreement as of June 30, 2019.

In May 2020, we entered into an underwriting agreement with Jefferies and Piper Sandler & Co., or the Underwriters, for an underwritten public offering of 8,181,819 shares of our common stock. Under the terms of this underwriting agreement, we also granted the Underwriters an option to purchase up to an additional 1,227,272 shares of our common stock at the public offering price, less the underwriting discounts and commissions. The Underwriters subsequently exercised this option to purchase the optional shares in full. The public offering price of the shares sold in this offering was $5.50 per share, and the Underwriters purchased all of the shares from us at a price of $5.17 per share. After deducting underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $48.3 million.

In October 2020, we entered into an underwriting agreement with the Underwriters, for an underwritten public offering of 7,180,000 shares of our common stock, or the October 2020 Offering. Under the terms of this underwriting agreement, we also granted the Underwriters an option to purchase up to an additional 1,077,000 shares of our common stock at the public offering price, less the underwriting discounts and commissions. The Underwriters subsequently exercised this option to purchase the optional shares in full. The public offering price of the shares sold in this offering was $9.75 per share, and the Underwriters purchased all of the shares from us at a price of $9.165 per share. After deducting underwriting discounts and commissions, but before deducting offering expenses, we received net proceeds from the offering of approximately $75.7 million.

We primarily derive our product revenues from the sale of DEXTENZA in the United States to a network of specialty distributors, who then resell DEXTENZA to ASCs and hospital outpatient departments, or HOPDs. In addition to distribution agreements with specialty distributors, we enter into arrangements with government payers that provide for government-mandated rebates and chargebacks with respect to the purchase of DEXTENZA. We have previously reported in-market unit sales figures—unit sales from specialty distributors to ASCs and HOPDs—for July, August and September 2020 of 2,221, 2,920 and 4,812 units, respectively.  We estimate over 4,000 units were sold to ASCs and HOPDs in-market in October 2020.

We believe that our existing cash and cash equivalents of $70.6 million as of September 30, 2020, together with the proceeds from the October 2020 Offering of $75.2 million, net of underwriting discounts and commissions and estimated offering expenses, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2023. This estimate is based on our currently forecasted operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through September 30, 2020, we have generated limited amounts of revenue from the sales of our products. We began to recognize limited product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019. We commenced sales of ReSure Sealant in the first quarter of 2014, have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2020. Until June 2019, ReSure Sealant was our only source of revenue from product sales. We may generate revenue in the future if we successfully commercialize DEXTENZA and develop and commercialize one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

For the three and nine months ended September 30, 2020, three individual customers accounted for 39%, 38% and 10% and three individual customers accounted for 40%, 30%, and 12%, respectively, of our total revenue. At September 30, 2020, three individual customers accounted for 44%, 35% and 11% of our total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable at September 30, 2020.

For the three and nine months ended September 30, 2019, two individual customers accounted for 13% and 10% and one individual customer accounted for 18%, respectively, of our total revenue. At December 31, 2019, three individual customers accounted for 39%, 18% and 11% of our total accounts receivable. No other customer accounted for more than 10% of total accounts receivable for the year ended December 31, 2019.

The COVID-19 pandemic did have an impact on our financial results for the three month period ended September 30, 2020; the implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, adversely affected our business. The reduction in elective cataract surgeries since mid-March 2020 has had an adverse impact on product revenues from DEXTENZA and ReSure Sealant. Although we saw signs of a rebound in cataract surgeries during the third quarter of 2020, we believe the number of procedures currently being performed continues to be below the level performed prior to the COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs. During the three and nine months ended September 30, 2020 and 2019, we incurred limited marketing expenses in connection with ReSure Sealant, which we began commercializing in 2014, and increased selling and marketing expenses in connection with the commercial launch and ongoing sales of DEXTENZA. As we have now commercially launched DEXTENZA, our selling and marketing expenses will continue to increase.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, information technology, human resources, legal and administrative functions. General and administrative expenses also include insurance, facility-related costs and professional fees for legal, patent, consulting and accounting and audit services.

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

Other Income (Expense)

Interest Income. Interest income consists primarily of interest income earned on cash and cash equivalents. In the three and nine months ended September 30, 2020 and 2019, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$5,876	$829	$5,047
Total revenue, net	5,876	829	5,047
Costs and operating expenses:
Cost of product revenue	450	806	(356)
Research and development	6,951	10,235	(3,284)
Selling and marketing	6,520	6,777	(257)
General and administrative	5,961	6,155	(194)
Total costs and operating expenses	19,882	23,973	(4,091)
Loss from operations	(14,006)	(23,144)	9,138
Other income (expense):
Interest income	6	308	(302)
Interest expense	(1,715)	(1,651)	(64)
Change in fair value of derivative liability	3,771	5,717	(1,946)
Other income (expense), net	—	(8)	8
Total other income (expense), net	2,062	4,366	(2,304)
Net loss	$(11,944)	$(18,778)	$6,834

Revenue

We generated $5.9 million of revenue during the three months ended September 30, 2020 from sales of our products, of which $5.4 million was attributable to sales of DEXTENZA and $0.5 million was attributable to sales of ReSure Sealant. We generated $0.5 million and $0.3 million of revenue during the three months ended September 30, 2019 from sales of our DEXTENZA and ReSure Sealant product, respectively. We began to recognize product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019. We believe the growth in revenue for DEXTENZA was due primarily to increased market acceptance and continued increases in elective surgical volumes during the period.

Research and Development Expenses

	Three Months Ended
	September 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$49	$57	$(8)
DEXTENZA for post-surgical ocular inflammation and pain	262	274	(12)
DEXTENZA for ocular itching associated with allergic conjunctivitis	195	576	(381)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	61	—	61
OTX-TP for glaucoma and ocular hypertension	140	252	(112)
OTX-TIC for glaucoma and ocular hypertension	255	181	74
OTX-TKI for wet AMD	303	246	57
OTX-CSI for chronic treatment of dry eye disease	364	—	364
Preclinical programs	119	421	(302)
Unallocated expenses:
Personnel costs	2,777	5,305	(2,528)
All other costs	2,426	2,923	(497)
Total research and development expenses.	$6,951	$10,235	$(3,284)

Research and development expenses were $7.0 million for the three months ended September 30, 2020, compared to $10.2 million for the three months ended September 30, 2019. Research and development costs decreased by $3.3 million primarily due to a decrease of $2.5 million in unallocated personnel costs and $0.5 million in unallocated all other costs and a net decrease of $0.3 million in costs incurred in connection with our DEXTENZA program, our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension, our OTX-TIC program for glaucoma and ocular hypertension, OTX-TKI for wet AMD, OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, OTX-CSI for the chronic treatment of dry eye disease, and our other preclinical programs.

For the three months ended September 30, 2020, we incurred $1.7 million in direct research and development expenses for our programmed-release drug delivery product candidates, including $0.2 million for DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, $0.3 million for DEXTENZA for the treatment of post-surgical inflammation and pain, and $0.1 million for OTX-TP. For the three months ended September 30, 2019, we incurred $2.0 million in direct research and development expenses for our programmed-release drug delivery product candidates, including $0.6 million for DEXTENZA for the treatment of allergic conjunctivitis, $0.3 million for DEXTENZA for the treatment of post-surgical inflammation and $0.3 million for OTX-TP. Unallocated research and development expense decreased $3.0 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due primarily to a decrease in personnel costs of $2.5 million and all other costs of $0.5 million as a result of the organizational restructuring that took place in November 2019. It is possible that the COVID-19 pandemic and response efforts could delay our clinical development programs and plans and increase our associated costs.

Selling and Marketing Expenses

	Three Months Ended
	September 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$4,487	$3,607	$880
Professional fees	1,768	2,345	(577)
Facility related and other	265	825	(560)
Total selling and marketing expenses	$6,520	$6,777	$(257)

Selling and marketing expenses were $6.5 million for the three months ended September 30, 2020, compared to $6.8 million for the three months ended September 30, 2019. The decrease of $0.3 million was primarily due to a decrease of $0.6 million in professional fees including consulting, trade shows, marketing material and conferences and $0.6 million in facility related and other costs partially offset by an increase of $0.9 million in personnel costs, including stock-based compensation.

We expect our selling and marketing expenses to increase in the remainder of 2020 and beyond as we continue to support the commercial launch of DEXTENZA.

General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$2,675	$3,790	$(1,115)
Professional fees	2,116	1,587	529
Facility related and other	1,170	778	392
Total general and administrative expenses	$5,961	$6,155	$(194)

General and administrative expenses were $6.0 million for the three months ended September 30, 2020, compared to $6.2 million for the three months ended September 30, 2019. The decrease of $0.2 million was primarily due to a decrease of $1.1 million in personnel costs, including stock-based compensation partially offset by an increase in professional fees of $0.5 million and facility related costs of $0.4 million.

Other Income (Expense), Net

Other income, net was $2.1 million for the three months ended September 30, 2020, compared to other income, net of $4.4 million for the three months ended September 30, 2019. The change of $2.3 million was due to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $1.9 million. The change in fair value of the derivative liability was a gain in the amount of $3.8 million during the three months ended September 30, 2020 due to changes in the underlying assumptions of the derivative liability, primarily related to an increase in our common stock price. The change in fair value of the derivative liability was a gain in the amount of $5.7 million during the three months ended September 30, 2019 due to changes in the underlying assumptions of the derivative liability, primarily related to a decline in our common stock price. We expect the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent changes occur in the underlying assumptions.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$10,054	$1,971	$8,083
Total revenue, net	10,054	1,971	8,083
Costs and operating expenses:
Cost of product revenue	1,403	1,486	(83)
Research and development	21,070	30,966	(9,896)
Selling and marketing	19,803	17,349	2,454
General and administrative	16,282	16,571	(289)
Total costs and operating expenses	58,558	66,372	(7,814)
Loss from operations	(48,504)	(64,401)	15,897
Other income (expense):
Interest income	162	1,016	(854)
Interest expense	(5,042)	(4,296)	(746)
Change in fair value of derivative liability	(16,640)	7,334	(23,974)
Other income (expense), net	—	(8)	8
Total other income (expense), net	(21,520)	4,046	(25,566)
Net loss	$(70,024)	$(60,355)	$(9,669)

Revenue

We generated $10.1 million of revenue during the nine months ended September 30, 2020 from sales of our products, of which $8.8 million was attributable to sales of DEXTENZA and $1.2 million was attributable to sales of ReSure Sealant. We generated $0.6 million and $1.4 million of revenue during the nine months ended September 30, 2019 from sales of our DEXTENZA and ReSure Sealant product, respectively. We began to recognize product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019. We believe the growth in revenue for DEXTENZA was due primarily to increased market acceptance during 2020.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$92	$130	$(38)
DEXTENZA for post-surgical ocular inflammation and pain	758	789	(31)
DEXTENZA for ocular itching associated with allergic conjunctivitis	2,291	691	1,600
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	61	—	61
OTX-TP for glaucoma and ocular hypertension	507	1,410	(903)
OTX-TIC for glaucoma and ocular hypertension	676	480	196
OTX-TKI for wet AMD	829	424	405
OTX-CSI for chronic treatment of dry eye disease	601	—	601
Preclinical activities	198	1,552	(1,354)
Unallocated expenses:
Personnel costs	8,541	15,392	(6,851)
All other costs	6,516	10,098	(3,582)
Total research and development expenses	$21,070	$30,966	$(9,896)

Research and development expenses were $21.1 million for the nine months ended September 30, 2020, compared to $31.0 million for the nine months ended September 30, 2019. Research and development costs decreased by $9.9 million primarily as a result of a decrease of $6.9 million in unallocated personnel costs and $3.6 million in unallocated all other costs, partially offset by a net increase of $0.6 million in costs incurred in connection with the clinical development of our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain, our DEXTENZA product candidate for the treatment of ocular itching associated with allergic conjunctivitis, our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension, OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, OTX-TIC for glaucoma and ocular hypertension, OTX-TKI for wet AMD and OTX-CSI for the chronic treatment of dry eye disease and other preclinical activities.

For the nine months ended September 30, 2020, we incurred $5.9 million in direct research and development expenses for our programmed-release drug delivery product candidates, including $0.8 million for our DEXTENZA product for the treatment of post-surgical ocular inflammation and pain, $2.3 million for our DEXTENZA product for the treatment of ocular itching associated with allergic conjunctivitis and $0.5 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. For the nine months ended September 30, 2019, we incurred $5.3 million in direct research and development expenses for our programmed-release drug delivery product candidates, including $0.8 million for our DEXTENZA product candidate for the treatment of post-surgical ocular inflammation and pain and $1.4 million for our OTX-TP product candidate for the treatment of glaucoma and ocular hypertension which was in Phase 3 clinical trials. Unallocated research and development expense decreased $10.4 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due primarily to a decrease in personnel costs of $6.9 million and all other costs of $3.6 million as a result of the organizational restructuring that took place in November 2019.

Selling and Marketing Expenses

	Nine Months Ended
	September 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$12,582	$8,542	$4,040
Professional fees	4,993	6,729	(1,736)
Facility related and other	2,228	2,078	150
Total selling and marketing expenses	$19,803	$17,349	$2,454

Selling and marketing expenses were $19.8 million for the nine months ended September 30, 2020, compared to $17.3 million for the nine months ended September 30, 2019. The increase of $2.5 million was primarily due to increases of $4.0 million in personnel related costs, including stock-based compensation, and $0.1 million in facility-related costs, partially offset by decrease of $1.7 million in professional fees including consulting, trade shows and conferences.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$7,466	$8,474	$(1,008)
Professional fees	5,618	6,174	(556)
Facility related and other	3,198	1,923	1,275
Total general and administrative expenses	$16,282	$16,571	$(289)

General and administrative expenses were $16.3 million for the nine months ended September 30, 2020, compared to $16.6 million for the nine months ended September 30, 2019. The decrease of $0.3 million was primarily due to a decrease of $1.0 million in personnel related costs, including stock-based compensation and professional fees of $0.6 million, partially offset by an increase of $1.3 million in facility-related and other costs.

Other Income (Expense), Net

Other expense, net was $21.6 million for the nine months ended September 30, 2020, compared to other income, net of $4.0 million for the nine months ended September 30, 2019. The change of $25.6 million was due primarily to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $24.0 million, an increase in interest expense of $0.8 million associated with the Credit Facility and the 2026 Convertible Notes, partially offset by decrease in interest income earned of $0.8 million on current cash balances.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability was a loss in the amount of $16.6 million during the nine months ended September 30, 2020 due to changes in the underlying assumptions of the derivative liability, primarily related to an increase in our common stock price. We expect the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent changes occur in the underlying assumptions. The change in fair value of derivative liability during the nine months ended September 30, 2019 was a gain of $7.3 million.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. Our net losses were $70.0 million and $60.4 million for the nine months ended September 30, 2020 and 2019, respectively, and $86.4 million and $60.0 million for the years ended December 31, 2019 and 2018, respectively. As of September 30, 2020, we had an accumulated deficit of $453.6 million.

We have generated limited revenue to date. In 2014, we began recognizing revenue from sales of ReSure Sealant. We commercially launched DEXTENZA for post-surgical ocular inflammation and pain in July 2019. All of our other sustained drug delivery products are in various phases of clinical and preclinical development. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, OTX-TKI for wet AMD, OTX-TIC for glaucoma and ocular hypertension, and OTX-CSI and OTX-DED for dry eye disease. While it is difficult to predict the extent or duration of the impact of the global COVID-19 pandemic on future financial results, we anticipate current guidelines and recommendations from the global health authorities, including the delay of elective surgeries, will impact revenue in the fourth quarter of 2020 and beyond.

Through September 30, 2020, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities. We completed our October 2020 Offering at a public offering price of $9.75 per share. The October 2020 Offering consisted of 8,257,000 shares of common stock sold by us, including those shares sold in connection with the exercise by the Underwriters of their option to purchase additional shares. We received net proceeds from this offering of approximately $75.7 million, after deducting underwriting discounts and commissions but before deducting offering expenses.

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

On April 5, 2019, we entered into the 2019 Sales Agreement with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent. From inception through November 1, 2020, we have sold 10,321,840 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $47.0 million after underwriting discounts and commissions and other offering expenses.

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

As of September 30, 2020, we had cash and cash equivalents of $70.6 million; outstanding debt of $25.0 million, net of unamortized discount; and convertible notes, of $37.5 million of aggregate principal amount of senior subordinated convertible notes, plus accrued interest of $3.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. We believe that our existing cash and cash equivalents of $70.6 million as of September 30, 2020, together with the net proceeds from the October 2020 Offering, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2023. This estimate is based on our currently forecasted operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2020	2019

Cash used in operating activities	$(47,308)	$(58,111)
Cash used in investing activities	(588)	(1,637)
Cash provided by financing activities	64,101	66,250
Net increase in cash and cash equivalents	$16,205	$6,502

Operating activities. Net cash used in operating activities was $47.3 million for the nine months ended September 30, 2020, primarily resulting from our net loss of $70.0 million and changes in our operating assets and liabilities of $4.8 million, offset by $27.5 million of non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which were partially offset by contributions from our revenues during the applicable period. Our net non-cash charges during the nine months ended September 30, 2020 consisted primarily of $10.8 million of stock-based compensation expense, depreciation expense and other non-cash expenses and the change in fair value of the derivative liability of $16.6 million. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2020 consisted primarily of increases in accrued expenses, accounts receivable, and inventories as we continue to commercialize DEXTENZA.

Net cash used in operating activities was $58.1 million for the nine months ended September 30, 2019, primarily resulting from our net loss of $60.4 million and changes in our operating assets and liabilities of $1.6 million, partially offset by $3.8 million of non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which were partially offset by any contributions from our revenues during the applicable period. Our net non-cash charges during the nine months ended September 30, 2019 consisted primarily of $11.1 million of stock-based compensation expense, depreciation expense and other non-cash expenses partially offset by the change in fair value of the derivative liability of $7.3 million. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2019 consisted primarily of increases in accounts receivable and inventories as we continue we continue to commercialize DEXTENZA.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 totaled $0.6 million and $1.6 million, respectively. For the nine months ended September 30, 2020, net cash used in investing activities is due to $0.5 million of purchases of property and equipment, which consisted primarily of laboratory equipment. For the nine months ended September 30, 2019, net cash used in investing activities is due to $1.6 million of purchases of property and equipment, which consisted primarily of laboratory equipment.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2020 was $64.1 million and for the nine months ended September 30, 2019 was $66.3 million. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of $48.6 million in proceeds from our May 2020 follow-on offering of our common stock, net of underwriting discounts and commissions and other offering expenses, $14.4 million in proceeds from our 2019 Sales Agreement, net of underwriting discounts and commissions and other offering expenses, $1.0 million in proceeds from the exercise of stock options and $0.4 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of proceeds from the 2026 Convertible Notes of $37.3 million and the 2016 Sales Agreement of $5.0 million, net of underwriting discounts and commissions and other offering expenses and 2019 Sales Agreement of $23.6 million, net of underwriting discounts and commissions and other offering expenses.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources to continue to support the DEXTENZA sales and marketing efforts and to support the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States;

●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;

●	continue to pursue the clinical development of DEXTENZA for additional indications;

●	continue ongoing clinical trials of our product candidates OTX-TKI, OTX-TIC, and OTX-CSI;

●	initiate planned Phase 2 clinical trials for our product candidates OTX-TKI, OTX-TIC, and OTX-DED;

●	conduct joint research and development under our strategic collaboration with Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds to treat retinal diseases;

●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in certain Asian countries pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;

●	continue the research and development of our other product candidates;

●	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our front-of-the-eye and back-of-the-eye programs and potential opportunities outside the field of ophthalmology;

●	seek marketing approvals for any of our product candidates that successfully complete clinical development;

●	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;

●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

●	defend ourselves against legal proceedings;

●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

●	continue to operate as a public company.

On November 6, 2019, our board of directors approved an operational restructuring plan to eliminate a portion of our workforce and defer certain development programs as part of an initiative to reduce expenses and prioritize our resources. This operational restructuring included a reduction in force of 55 full-time employees of the Company, representing approximately twenty-two percent (22%) of our workforce, and the elimination of an additional 31 positions that were vacant.

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

We believe that our existing cash and cash equivalents of $70.6 million as of September 30, 2020, together with the $75.7 million of net proceeds from the October 2020 Offering after deducting underwriting discounts and commissions but before deducting offering expenses, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2023. This estimate is based on our currently forecasted operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly.

Our future capital requirements will depend on many factors, including:

●	our ability to successfully commercialize and sell DEXTENZA in the United States;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;

●	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;

●	the costs of expanding our facilities to accommodate our manufacturing needs and headcount;

●	the progress, costs and outcome of our planned and ongoing clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications, OTX-TIC for glaucoma and ocular hypertension, OTX-TKI for wet AMD, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;

●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

●	the extent of our debt service obligations;

●	the amounts we are entitled to receive, if any, from Regeneron as potential option exercise fees, development, regulatory and sales milestone payments and royalty payments and the amounts we are obligated to pay to Regeneron as reimbursement if it chooses to exercise its option to advance a product candidate under our collaboration agreement;

●	the amounts we are entitled to receive, if any, from AffaMed as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;

●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

●	the costs and outcomes of legal actions and proceedings, including the current lawsuits described under “Item 1 — Legal Proceedings”;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides for Regeneron’s reimbursement of certain preclinical expenses incurred by us under our collaboration agreement and for our potential receipt of option exercise, development, regulatory and sales milestone payments and royalty payments and our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development, royalty, and sales milestone payments as well as royalty payments. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The covenants under our existing Credit Agreement, the pledge of our assets as collateral and the negative pledge of intellectual property limit our ability to obtain additional debt financing. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. In addition, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through equity or debt financings. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2020 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$13,450	$2,491	$5,075	$3,156	$2,728
Purchase commitments	6,548	3,218	$3,265	$65	$—
Debt obligations including interest	30,307	8,517	18,797	2,993	—
2026 Convertible Notes	53,475	—	—	—	53,475
Total	$103,780	$14,226	$27,137	$6,214	$56,203

In the table above, we set forth our enforceable and legally binding obligations and future commitments at September 30, 2020, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at September 30, 2020. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

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

We have in-licensed a significant portion of our intellectual property from Incept, an intellectual property holding company, under an amended and restated license agreement, or the Original Agreement, that we entered into with Incept in January 2012. We amended and restated the Original Agreement most recently in September 2018. Under the amended and restated agreement, or the Incept License Agreement, we are obligated to pay Incept a royalty equal to a low-single-digit percentage of net sales made by us or our affiliates of any products, devices, materials, or components thereof, or the In-Licensed Products, including or covered by Original IP (as defined in the Incept License Agreement), excluding the Shape-Changing IP (as defined in the Incept License Agreement), in the Ophthalmic Field of Use (as defined in the Incept License Agreement). We are obligated to pay Incept a royalty equal to a mid-single-digit percentage of net sales made by us or our affiliates of any In-Licensed Products including or covered by Original IP, excluding the Shape-Changing IP, in the Additional Field of Use (as defined in the Incept License Agreement). We are obligated to pay Incept a royalty equal to a low-single-digit percentage of net sales made by us or our affiliates of any In-

Licensed Products including or covered by Incept IP (as defined in the Incept License Agreement) or Joint IP (as defined in the License Agreement) in the field of drug delivery. Any sublicensee of ours also will be obligated to pay Incept a royalty on net sales of In-Licensed Products made by it and will be bound by the terms of the agreement to the same extent as we are. We are obligated to reimburse Incept for our share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to us under the agreement. Our share of these fees and costs is equal to the total amount of such fees and costs divided by the total number of Incept’s exclusive licensees of the patent application. We have not included in the table above any payments to Incept under this license agreement as the amount, timing and likelihood of such payments are not known.

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

On October 29, 2020, we entered into the License Agreement with AffaMed. Pursuant to the terms of the License Agreement, we are generally responsible for expenses related to the development of the AffaMed Licensed Products in the applicable Fields in the Territories, provided that AffaMed (i) reimburse us a low-teen percentage of expenses incurred in connection with Global Studies; (ii) is solely responsible for expenses incurred in connection with Local Studies; and (iii) reimburse us in full for expenses incurred in connection with obtaining and maintaining regulatory approvals of the AffaMed Licensed Products in the applicable Fields in the Territories. In the event AffaMed declines to participate in a Global Study or to conduct a Local Study in any jurisdiction in which we determine to conduct such a study, we are relieved of our obligation to provide AffaMed clinical data from such study, other than safety data, unless AffaMed subsequently reimburses us in the amounts described above plus a prespecified premium.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2020, we had cash and cash equivalents of $70.6 million, which consisted of money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 9, 2018, the court consolidated the three actions and appointed co-lead plaintiffs and co-lead counsel for the consolidated action.  On May 7, 2018, co-lead plaintiffs filed a consolidated amended class action complaint.  The amended complaint makes allegations similar to those in the original complaints, against the same defendants, and seeks similar relief on behalf of shareholders who purchased our common stock between March 10, 2016 and July 11, 2017.  The amended complaint generally alleges that defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  On July 6, 2018, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiffs filed an opposition to the motion to dismiss on September 4, 2018, and defendants filed a reply on October 4, 2018. The court held oral argument on the motion to dismiss on February 6, 2019. By order dated April 30, 2019, the court granted defendants’ motion to dismiss. On May 31, 2019, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit regarding the District Court’s opinion and order of dismissal of the Complaint. The First Circuit held an oral argument on the appeal on February 4, 2020. The First Circuit issued its decision on April 9, 2020, affirming the District Court’s dismissal of the class action. The plaintiffs did not seek review of the First Circuit’s decision prior to the deadline for filing a petition for a writ of certiorari in the United States Supreme Court.

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

By order dated January 29, 2018, the court consolidated the state court Corwin and Madera complaints under the Corwin docket and appointed lead counsel for plaintiffs. On February 28, 2018, plaintiffs filed a consolidated amended complaint. The consolidated complaint names substantially the same defendants and is premised on substantially similar allegations as the previous Corwin and Madera complaints, asserting claims for breach of fiduciary duty against the individual defendants and unjust enrichment against the two SV entity defendants. On April 17, 2018, all defendants served a motion to dismiss the consolidated amended complaint. On June 22, 2018, plaintiffs served their opposition to the motion to dismiss and a cross-motion to stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts. On July 30, 2018, the parties filed a joint motion to stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts. On August 3, 2018, the court granted the motion to stay. On October 20, 2020, the parties filed a joint stipulation and proposed order voluntarily dismissing the action without prejudice.

On January 31, 2018, a third purported shareholder derivative suit was filed against certain of our current and former executive officers, certain current and former board members, and us as a nominal defendant, in the United States District Court for the District of Massachusetts, captioned Brian Robinson v. Sawhney et al., Case. No. 1:18-cv-10199. The complaint includes allegations similar to those made in the Corwin and Madera complaints. The complaint does not name either SV Life Sciences Fund, IV, LP or SV Life Sciences Fund IV Strategic Partners, LP as defendants, and adds two former officers as defendants. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seeks to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On April 30, 2018, all defendants filed a motion to dismiss or stay the complaint. Plaintiff filed his opposition on June 22, 2018. On July 26, 2018, the parties filed a joint motion to extend the deadline for defendants to file their reply brief pending the potential substitution of the named shareholder plaintiff. On August 20, 2018, the parties filed a joint stipulation and proposed order regarding plaintiff’s unopposed request to substitute a new shareholder plaintiff and the parties’ joint request that the court stay the proceedings pending a decision on the motion to dismiss in the above-referenced securities class action in the District of Massachusetts. On September 4, 2018, the court entered the requested order substituting the named plaintiff and staying the matter. On October 16, 2020, the parties filed a joint stipulation and proposed order voluntarily dismissing the action without prejudice.

On February 16, 2018, a fourth purported shareholder derivative suit was filed against certain of our current and former executive officers, certain current and former board members, and us as a nominal defendant, in the United States District Court for the District of Delaware, captioned Terry Kelly v. Sawhney et al., Case. No. 1:18-cv-00277. The complaint includes allegations similar to those made in the Corwin and Madera complaints. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks to recover on behalf of us for any liability we incur as a result of the individual defendants’ alleged misconduct. The complaint also asserts an unjust enrichment claim against SV Life Sciences Fund IV, LP and SV Life Sciences Fund IV Strategic Partners, LP. The complaint seeks declaratory, equitable, and monetary relief, an unspecified amount of damages, with interest, and attorneys’ fees and costs. On June 11, 2018, the parties filed a stipulation staying the lawsuit pending final judgment in the consolidated derivative action pending in Massachusetts state court under the Corwin docket, described above. The court entered an order staying the case on June 12, 2018. On October 26, 2020, the parties filed a joint stipulation and proposed order voluntarily dismissing the action without prejudice. The court signed the proposed order on October 28, 2020.

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

We believe the COVID-19 pandemic has adversely affected, and we expect it to continue to adversely affect, the progress of our commercialization of DEXTENZA and our ability to generate revenue from sales of DEXTENZA, as a result of many factors, including:

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

The COVID-19 pandemic also has the potential to delay or otherwise adversely affect our clinical development activities, including our ability to recruit or retain patients in our ongoing clinical trials, as a result of many factors, including:

●	diversion of healthcare resources away from the conduct of our clinical trials to focus on pandemic concerns, including the availability of necessary materials, the attention of physicians serving as our clinical trial investigators, access to hospitals serving as our clinical trial sites, and availability of hospital staff supporting the conduct of our clinical trials;
●	the inability or reluctance of patients enrolled in our clinical trials to visit clinical trial sites if patients are affected by the virus or are fearful of traveling to our clinical trial sites because of the outbreak;
●	potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples, and raw materials used in the manufacture of our product candidates; medical and laboratory supplies used in our clinical trials or preclinical studies; or animals that are used for preclinical testing, and other supplies used in our clinical trials and preclinical studies;
●	the impact of personnel shortages, further limitations on travel, or other operational challenges that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring and reporting activities, travel by our employees, contract research organizations, or CROs, or patients to clinical trial sites, or the ability of employees at our manufacturing facility to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials or limit the amount of clinical data we will be able to report; and
●	any future interruption of, or delays in receiving, supplies of clinical trial material from our manufacturing facility due to stay-at-home orders, production slowdowns or stoppages, or disruptions in delivery systems.

Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability to provide materials for our product candidates, the operations of our clinical trials, or the regulatory review process could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results. For example, we have seen a slight slowdown in our enrollment in the fourth cohort of our Phase 1 clinical trial evaluating OTX-TIC due to COVID-19. We believe enrollment will increase as ophthalmology offices resume operations for non-emergent patients. We now expect to provide topline data for the third and fourth cohorts of this clinical trial in the first quarter of 2021. However, if enrollment delays continue for a prolonged period, the completion of our Phase 1 clinical trial could be further delayed.

Additionally, in May 2020, we disclosed the receipt of interim data regarding our ongoing Phase 1 clinical trial of OTX-TKI for the potential treatment of wet AMD and other retinal diseases. The Phase 1 clinical trial is a multi-center, open-label, dose-escalation study in Australia designed to evaluate the safety, biological activity, durability and tolerability of OTX-TKI. At that time, two cohorts had been enrolled, a lower dose cohort of 200 µg and a higher dose cohort of 400 µg. We disclosed that, as of May 13, 2020, the first two patients in the second (400 µg) cohort had shown a clinically meaningful reduction in intraretinal and/or subretinal fluid out to six months with a single implant. In July 2020, we reported that the data collection and other administrative activities of the clinical trial site in Australia where these two patients were being treated had been adversely impacted by the effects of the COVID-19 pandemic. Specifically, the clinical trial site reported to us that one of these two patients showing a clinically meaningful reduction in intraretinal and/or subretinal fluid had been treated with anti-VEGF medication at a site visit at month 4.5 (in mid-March 2020) and at month 6 (in early May 2020). The administration of this anti-VEGF medication at the month 4.5 visit and at the month 6 visit was not entered into the clinical trial database until after a subsequent visit at month 7.5 in mid-June 2020. As a result, this information was not available to or known by us in connection with our prior disclosures.

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

Since inception, we have incurred significant operating losses. Our net losses were $60.0 million for the year ended December 31, 2018, $86.4 million for the year ended December 31, 2019, and $70.0 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $453.6 million. Through September 30, 2020, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, commercialization of ReSure Sealant and the commercial launch of DEXTENZA® for the treatment of ocular inflammation and pain following ophthalmic surgery in July 2019. Although we expect to generate revenue from sales of DEXTENZA, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our product candidates;
●	continue to pursue the clinical development of DEXTENZA for additional indications;
●	continue ongoing clinical trials of our product candidates OTX-TKI, OTX-TIC and OTX-CSI;
●	initiate planned Phase 2 clinical trials for our product candidates OTX-TKI, OTX-TIC, and OTX-DED;
●	conduct joint research and development under our strategic collaboration with Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds to treat retinal diseases;
●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in certain Asian countries pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;
●	continue the research and development of our other product candidates;
●	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our front-of-the-eye and back-of-the-eye programs and potential opportunities outside the field of ophthalmology;

●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	defend ourselves against legal proceedings;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of DEXTENZA. However, the successful commercialization of DEXTENZA in the United States is subject to many risks. The COVID-19 pandemic has substantially reduced the number of elective ophthalmic surgeries performed since mid-March 2020. Although we saw signs of a rebound in cataract surgeries during the third quarter of 2020, we believe the number of procedures currently being performed continues to be below the level performed prior to the COVID-19 pandemic. DEXTENZA is our first significant product launch, and we may not be able to commercialize DEXTENZA successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. We do not anticipate revenue from sales of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery will be sufficient for us to become profitable for several years, if ever. Furthermore, if we are unable to achieve our revenue estimates for DEXTENZA, our ability to raise additional capital may be impacted.

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

As of September 30, 2020, we had cash and cash equivalents of $70.6 million, outstanding debt of $25.0 million, net of unamortized discount and $37.5 million aggregate principal amount of senior subordinated convertible notes plus accrued interest of $3.6 million. We believe that our existing cash and cash equivalents of $70.6 million as of September 30, 2020, together with the net proceeds from the October 2020 sale of our common stock discussed in Note 15 of our consolidated financial statements of approximately $75.7 million, after deducting underwriting discounts and commissions but before deducting offering expenses, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2023. This estimate is based on our currently forecasted operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues and expenses associated with the commercialization of

DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. Our future capital requirements will depend on many factors, including:

●	our ability to successfully commercialize and sell DEXTENZA in the United States;
●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;
●	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;
●	the costs of expanding our facilities to accommodate our manufacturing needs and headcount;
●	the progress, costs and outcome of our planned and ongoing clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications, OTX-TIC for glaucoma and ocular hypertension, OTX-TKI for wet AMD, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;
●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;
●	the extent of our debt service obligations;
●	the amounts we are entitled to receive, if any, from Regeneron as potential option exercise fees, development, regulatory and sales milestone payments and royalty payments and the amounts we are obligated to pay to Regeneron as reimbursement if it chooses to exercise its option to advance a product candidate under our collaboration agreement;
●	the amounts we are entitled to receive, if any, from AffaMed as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of legal actions and proceedings, including the current lawsuits described under “Item 1—Legal Proceedings”;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

We have included a paragraph relating to our ability to continue as a going concern in the footnotes of our audited consolidated financial statements included in our Annual Report on Form 10-K.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides Regeneron’s reimbursement of certain preclinical expenses incurred by us under our collaboration agreement and for the potential receipt of option exercise, development, regulatory and sales milestone and royalty payments and our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development, royalty, and sales milestone payments as well as royalty payments.  To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under our Credit Facility may limit our ability to obtain additional debt financing.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.  The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through equity or debt financings.

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

Our management has broad discretion in the use of our available cash and other sources of funding and could spend those resources in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of our product candidates. Pending its use, we may invest our available cash in a manner that does not produce income or that loses value.

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

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular insert products and product candidates for diseases and conditions of the front of the eye.  In particular, we are investing substantial resources to complete the development of DEXTENZA for allergic conjunctivitis, OTX-TIC for glaucoma and ocular hypertension, OTX-TKI for wet AMD, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease.  We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether our products and product candidates will receive marketing approval or reach successful commercialization.   Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications.

The commercial success of our product DEXTENZA and our product candidates will depend on many factors, including the following:

●	successful completion of preclinical studies and clinical trials;
●	applying for and receiving and maintaining marketing approvals from applicable regulatory authorities for our product candidates;
●	scaling up our manufacturing processes and capabilities to support additional or larger clinical trials of our product candidates and commercialization of DEXTENZA or any of our product candidates for which we obtain marketing approval;
●	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;
●	developing our sales, marketing and distribution capabilities and launching commercial sales of our products and product candidates, if and when approved, whether alone or in collaboration with others;

●	partnering successfully with our current and future collaborators, including Regeneron and AffaMed;
●	gaining acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	maintaining a continued acceptable safety profile of our products following approval;
●	obtaining and maintaining coverage and adequate reimbursement from third-party payors;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and
●	protecting our rights in our intellectual property portfolio.

In certain cases, such as in our collaborations with Regeneron and AffaMed, many of these factors may be beyond our control, including clinical development and sales, marketing and distribution efforts.  If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our products and product candidates, which would materially harm our business.

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

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States.  We have often conducted our initial and earlier stage clinical trials for our product candidates, including our intracanalicular insert product candidates, outside the United States.  We are currently conducting a Phase 1 clinical trial for our product candidate OTX-TKI for the treatment of wet AMD in Australia, and we plan to initiate a Phase 2 clinical trial for OTX-TKI in Australia in mid-2021. We generally plan to conduct our later stage and pivotal clinical trials of our product candidates in the United States.

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

A variety of factors affect patient enrollment, including:

●	the prevalence and severity of the ophthalmic disease or condition under investigation;
●	the eligibility criteria for the study in question;
●	the perceived risks and benefits of the product candidate under study;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the proximity and availability of clinical trial sites for prospective patients;
●	actual or threatened public health emergencies or outbreaks of disease (including, for example, the COVID-19 pandemic);
●	the conduct of clinical trials by competitors for product candidates that treat the same indications as our product candidates; and
●	the lack of adequate compensation for prospective patients.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications.  As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential.  Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.  For example, as part of our restructuring plan announced in November 2019, we decided to defer certain development programs as part of an initiative to reduce expenses and prioritize our resources to focus on commercializing DEXTENZA for post-surgical ocular inflammation and pain as well as completing the ongoing Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, a Phase 1 clinical trial of OTX-TIC for the treatment of glaucoma and ocular hypertension, and a Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration.  Our prioritization of these programs, at the expense of others, during our restructuring may have delayed programs such as OTX-CSI and OTX-DED that we are now seeking to develop. Although we believe such prioritization was the best use of our resources at the time, we may not have been correct. Further, our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.  If we do not accurately evaluate the commercial potential or target market for a particular product or product candidate, we may relinquish valuable rights to that product or product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such products or product candidate.

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

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018.  DEXYCU is an injection of dexamethasone into the anterior chamber of the eye to treat inflammation associated with cataract surgery.  Other companies have also advanced into Phase 3 clinical development biodegradable, programmed-release drug delivery product candidates that could compete with our intracanalicular insert products and product candidates.  ReSure Sealant is the first and only surgical sealant approved as a device for ophthalmic use in the United States, but will compete with sutures as an alternative method for closing ophthalmic wounds.  Multiple companies, including our collaborator Regeneron, are exploring in early-stage development alternative means to deliver anti-VEGF and TKI products in an extended-delivery fashion to the back of the eye.

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

We have in the past entered into collaboration agreements with third parties, including our collaborations with Regeneron and AffaMed, and expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize DEXTENZA, ReSure Sealant, or any of our product candidates for which we obtain marketing approval in markets outside the United States.  We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our products and product candidates or if we determine that such third-party arrangements are otherwise beneficial.  We also may seek additional third-party collaborators for development and commercialization of other product candidates, such as OTX-TP.  Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.  Other than our collaboration with Regeneron, we are not currently party to any such arrangement.  Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Our collaborations with Regeneron and AffaMed pose, and any future collaborations likely will pose a number of risks, including the following:

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

Our employees have administered and managed most of our clinical development work, including our clinical trials for ReSure Sealant and our clinical trials for DEXTENZA for the treatment of post-surgical ocular inflammation and pain following cataract surgery.  However, we have relied on third parties, such as CROs, to conduct clinical trials of certain of our product candidates, including DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, and we may continue to do so.  If we deem necessary, we may engage third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct or assist in our clinical trials or other clinical development work.  If we are unable to enter into an agreement with a CRO or other service provider when required, our product development activities would be delayed.

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

We are also aware of a U.S. patent with an expiration in 2020 with claims directed to formulations of hydrogels and which could be alleged to cover the hydrogel formulations used in our product candidates OTX-TP and OTX-MP. Based on the specifications and file history of that patent, we believe its claims should be construed with a scope that does not cover our product candidates. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity. Further, we have been made aware by a third party of three patents relating to intracanalicular inserts that may relate to, and potentially could be asserted against our intracanalicular insert product and product candidates, including DEXTENZA. We believe that DEXTENZA does not infringe the claims of one of more of these patents. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity. We initiated legal proceedings against one of these patents and administrative proceedings against the other two patents in order to show that DEXTENZA does not infringe the claims of these patents or that these patents are invalid. We have settled the legal proceedings related to one of these patents. The USPTO decided to proceed with the administrative proceeding related to one of the patents while declining to do so for the other. In June 2020, the PTAB, after an inter partes review, determined that we had proven by a preponderance of the evidence that all claims of such patent at issue held by such third party were invalid; the third party has appealed this decision. We continue to believe that DEXTENZA does not infringe the claims of the remaining patent and that, if and to the extent it were asserted against DEXTENZA, such patent would be subject to a claim of invalidity. We have become aware that the USPTO has recently allowed a patent application filed by this third party related to intracanalicular inserts containing dexamethasone. If, upon issuance of this patent application as a patent, it were asserted against DEXTENZA or other of our product candidates, we believe such patent would be subject to a claim of invalidity.

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

In order to market and sell DEXTENZA, ReSure Sealant or our product candidates in the European Union and many other jurisdictions, including certain jurisdictions covered by our AffaMed collaboration, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements.  The approval procedure varies among countries and can involve additional testing.  The time required to obtain approval may differ substantially from that required to obtain FDA approval.  The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval.  In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country.  We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all.  Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.  However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in other countries.  We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

The FDA required two post-approval studies as a condition for approval of our premarket approval application for ReSure Sealant.  The first post-approval study, identified as the Clinical PAS, was to enroll at least 598 patients to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant.  We submitted the final study report of the Clinical PAS to the FDA in June 2016, and the FDA has confirmed the Clinical PAS has been completed.  The second post-approval study, identified as the Device Exposure Registry Study, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant.  The Device Exposure Registry Study is required to include at least 4,857 patients.  In December 2015, the CMS denied our application for a tracking or research code for ReSure Sealant commercial use.  In July 2016, the FDA approved the Device Exposure Registry Study protocol.  We are required to provide periodic reports to the FDA on the progress of this post-approval study until it is completed.  We initiated enrollment in this study in December 2016 and submitted our first progress report to FDA in January 2017. Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we have been unable to enroll trial sites and patients, collect patient data and report study data to the FDA.  On October 18, 2018, we received a warning letter from the FDA, dated October 17, 2018, relating to our compliance with data collection and information reporting obligations in this study.  We appealed the warning letter from the FDA.  In December 2018, the FDA rejected our appeal. A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the Device Exposure Registry Study requirements.  In December 2019, we submitted the protocol for the agreed-upon retrospective study and the prospective study outline, as required per the terms of the warning letter. We received feedback from the FDA in February 2020 and responded to the FDA in March 2020. In May 2020, the FDA approved the protocol. Subsequently, we received a close-out letter from the FDA dated September 2, 2020.

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

Furthermore, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, the United States Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, the United States Supreme Court reversed this decision.

In addition, on December 14, 2018, a United States District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the United States Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the United States Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. The United States Supreme Court has scheduled oral arguments for this case for November 10, 2020.

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

At the same time, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. It is unclear what, if any, of these measures will be enacted during the Congressional session. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. While any proposed measures would require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

As we expand our operations outside of the United States, such as we have begun to do with our collaboration with AffaMed, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate.  The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business.  The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, President Trump signed the 2017 Tax Act into law, which significantly revised the Internal Revenue Code of 1986, as amended. The 2017 Tax Act, among other things, contained significant changes to corporate federal income taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses, or NOLs, to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the 2017 Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

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

We might not be able to utilize a significant portion of our NOL carryforwards and research and development tax credit carryforwards.

As of December 31, 2019, we had federal and state NOL carryforwards of $274.3 million, of which $126.2 million begin to expire in 2024 . We also have state NOL carryforwards of $219.4 million, which begin to expire in 2024. As of December 31, 2019, we also had federal research and development tax credit carryforwards of $8.2 million and state research and development tax credit carryforwards $4.3 million, which begin to expire in 2026 and 2025, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. As described above under the heading “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the 2017 Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. Nor is it clear how various states will respond to the 2017 Tax Act, the FFCR Act or the CARES Act. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

In July 2017, we experienced a decline in our stock price following our announcement that we had received notice of the FDA’s determination that it could not approve our NDA for DEXTENZA in its then present form. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In July and August 2017, class action lawsuits were filed against us and certain of our current and former executive officers in the United States District Court for the District of New Jersey, which were transferred to the United States District Court for the District of Massachusetts at our request and were subsequently consolidated. The court dismissed the consolidated cases in April 2019. That dismissal was appealed to the United States Court of Appeals for the First Circuit, and the First Circuit affirmed the dismissal in April 2020. The plaintiffs did not seek review of the First Circuit’s decision prior to the deadline for filing a petition for a writ of certiorari in the United States Supreme Court.

In addition, in July 2017, shareholder derivative actions were filed against certain of our current and former executive officers, certain of our current and former board members, and two of our investors and against the company as a nominal defendant, in the United States District Court for the District of Massachusetts and in Massachusetts Superior Court (Suffolk County).  These actions were re-filed in October and December 2017, were consolidated by court order in January 2018, and on October 20, 2020, the parties filed a joint stipulation and proposed order voluntarily dismissing the action without prejudice. In January 2018, a third shareholder derivative action was filed against us, certain of our current and former executive officers, and certain of our current and former board members in the United States District Court for the District of Massachusetts and on October 16, 2020, the parties filed a joint stipulation and proposed order voluntarily dismissing the action without prejudice.   In February 2018, a fourth shareholder derivative action was filed against us, certain of our current and former executive officers, certain of our current and former board members, and two of our investors in the United States District Court for the District of Delaware and on October 26, 2020, the parties filed a joint stipulation and proposed order voluntarily dismissing the action without prejudice. The court signed this proposed order on October 28, 2020. We also received subpoenas from the SEC in December 2017 and August 2018 seeking documents and information concerning DEXTENZA, including related communications with the FDA and investors. In May 2019, the SEC notified us that the SEC had concluded its investigation. Due to the volatility in our stock price, we may be the target of similar proceedings in the future.

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

●	being permitted to provide only two years of audited consolidated financial statements in this Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	reduced disclosure obligations regarding executive compensation;
●	not being required to furnish a contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and
●	not being required to furnish a stock performance graph in our annual report.

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

Item 5. Other Items.

On November 2, 2020, our board of directors appointed Patricia Kitchen to the role of Chief Operating Officer, effective immediately.

Ms. Kitchen, 42, previously served as our Chief Operations Officer, a role she was appointed to on June 28, 2019. Ms. Kitchen previously served as Head of Technical Services for the United States and Rest of World of Mundipharma International Limited, a pharmaceutical company, from April 2016 to June 2019. Prior to joining Mundipharma International Limited, she served as Director of Technical and Scientific Affairs of Teva Pharmaceuticals Ltd., a pharmaceutical company specializing in generic medicines, from 2014 to April 2016. Ms. Kitchen received a B.S. in Biology and a B.A. in Secondary Education from Arizona State University.

Ms. Kitchen has no family relationships with any of our directors, executive officers or persons nominated or chosen by us to become a director or executive officer. Ms. Kitchen does not have any direct or indirect interest in any related person transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In connection with her new role as Chief Operating Officer, Ms. Kitchen will no longer serve as our Chief Operations Officer. Ms. Kitchen remains party to her existing employment agreement, a copy of which has been filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed with the Securities and Exchange Commission, or SEC, on May 8, 2020, and to our standard form of indemnification agreement, a copy of which has been filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-196932) filed with the SEC on June 20, 2014. Pursuant to the terms of her indemnification agreement, we may be required, among other things, to indemnify Ms. Kitchen for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by her in any action or proceeding arising out of her service as one of our officers.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1*	License Agreement, by and between the Registrant and AffaMed Therapeutics Limited, dated October 29, 2020.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101					X

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: November 5, 2020	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)