Form 10-K
period 2020-12-31
OCULAR THERAPEUTIX, INC
filed 2021-03-11
CIK 1393434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ⌧  Yes     ◻  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ◻  Yes    ⌧  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ⌧  Yes    ◻  No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ⌧  Yes    ◻  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $478 million. The number of shares outstanding of the registrant’s class of common stock, as of March 1, 2021: 76,069,673.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our ongoing and planned clinical trials, including our Phase 1 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension, our Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD, our Phase 2 clinical trial of OTX-CSI for the chronic treatment of dry eye disease; and our Phase 2 clinical trial for OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;
●	the preclinical and clinical development of our product candidate for the short-term treatment of the signs and symptoms of dry eye disease and our intravitreal implant with protein-based or small molecule drugs, including tyrosine kinase inhibitors, for the treatment of wet AMD, diabetic macular edema, or DME, and retinal vein occlusion, or RVO;
●	our commercialization efforts for our product DEXTENZA®;
●	our plans to develop, seek regulatory approval for and commercialize DEXTENZA for additional indications, including for the treatment of ocular itching associated with allergic conjunctivitis, for which we have been notified by the Food and Drug Administration of a target action date under the Prescription Drug User Fee Act of October 18, 2021, and our other product candidates based on our proprietary bioresorbable hydrogel technology platform;
●	our ability to manufacture DEXTENZA, ReSure® Sealant and our product candidates in compliance with current Good Manufacturing Practices;
●	our ability to manage a sales, marketing and distribution infrastructure to support the commercialization of DEXTENZA;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA, including the submission of a supplemental new drug application for the approval of the treatment of ocular itching associated with allergic conjunctivitis as an additional indication, and other product candidates;
●	our estimates regarding expenses; future revenue; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA, ReSure Sealant, and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products and our ability to secure and maintain reimbursement for our products;
●	our estimates regarding the market opportunity for DEXTENZA, ReSure Sealant and our other product candidates;
●	our strategic collaboration, option and license agreement with Regeneron Pharmaceuticals, Inc. under which we are collaborating on the development of an extended-delivery formulation of the vascular endothelial growth factor, trap aflibercept, currently marketed under the brand name Eylea, for the treatment of wet AMD, DME and RVO;

●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China and certain other Asian countries;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts, with respect to DEXTENZA, ReSure Sealant and any additional products for which we may obtain marketing approval in the future;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives, including potential opportunities outside the field of ophthalmology;
●	the impact of government laws and regulations;
●	the costs and outcomes of legal actions and proceedings;
●	uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition; and
●	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, licensing agreements or investments we may make.

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

Summary of Risks Related to our Business

Our business, financial condition, results of operations and future growth prospects are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under the heading “Risk Factors” and elsewhere in this Annual Report. These risks include, but are not limited to, the following:

●	We have incurred significant losses since our inception. Our net losses were $60.0 million for the year ended December 31, 2018, $86.4 million for the year ended December 31, 2019, and $155.6 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $539.3 million. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.
●	We depend heavily on the success of DEXTENZA and our product candidates. Our ability to generate product revenues sufficient to achieve profitability is dependent on our successful commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications.

●	DEXTENZA, ReSure Sealant and any product candidates for which we obtain marketing approval may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business. For example, DEXTENZA is currently scheduled to lose transitional pass-through status in July 2022. If pass-through status were to lapse, DEXTENZA would no longer be reimbursed separately from the ophthalmic surgery and our ability to generate revenues from the sales of DEXTENZA to ambulatory surgical centers and hospital out-patient departments for the treatment of post-surgical ocular inflammation and pain would be adversely affected.
●	The COVID-19 pandemic has disrupted, and is expected to continue to adversely affect, our operations, including the progress of our commercialization of DEXTENZA and our ability to generate revenue from sales of DEXTENZA or ReSure Sealant. The COVID-19 pandemic may delay or adversely affect our clinical development activities, including our ability to recruit or retain patients in our ongoing clinical trials. We cannot be certain of the overall impact of COVID-19 on our business, financial condition and results of operations.
●	Clinical trials of our product candidates may not be successful. We currently have several ongoing and planned clinical trials, including our Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD; our Phase 1 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension; our Phase 2 clinical trial of OTX-CSI for the chronic treatment of dry eye disease; and our Phase 2 clinical trial for OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. If these or other clinical trials of any product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.
●	We may not be successful in our efforts to develop products and product candidates based on our bioresorbable hydrogel technology platform, other than DEXTENZA and ReSure Sealant, or to expand the use of our bioresorbable hydrogel technology for treating additional diseases and conditions.
●	We will depend heavily on our collaboration with Regeneron for the success of our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds. If Regeneron does not exercise its option, terminates our collaboration agreement or is unable to meet its contractual obligations, it could negatively impact our business.
●	If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, scale up our manufacturing processes and capabilities, maintain regulatory compliance for our manufacturing operations, obtain and maintain patent protection for or gain market acceptance by physicians, patients and third-party payors and others in the medical community of DEXTENZA, ReSure Sealant or any of our product candidates for which we obtain marketing approval, or experience significant delays in doing so, our business will be materially harmed and our ability to generate revenues from product sales will be materially impaired.
●	Our products face and, if approved, our product candidates will face competition from generic and branded versions of existing drugs, many of which have achieved widespread acceptance among physicians, payors and patients for the treatment of ophthalmic diseases and conditions. In addition, because the active pharmaceutical ingredients in our products and product candidates, other than those developed under the Regeneron collaboration, are available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe our patent rights.
●	Even if we successfully obtain marketing approval for one or more of our product candidates, the approved product will be subject to ongoing review and extensive regulation.

PART I

Item 1.	Business

Overview of Ocular Therapeutix

We are a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary, bioresorbable hydrogel platform technology. We use this technology to tailor duration and amount of delivery of a range of therapeutic agents in our product candidates.

We currently incorporate therapeutic agents that have previously received regulatory approval from the U.S. Food and Drug Administration, or FDA, including small molecules and proteins, into our hydrogel technology with the goal of providing local programmed-release of drug to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intravitreal implants, suprachoroidal implants, intracameral implants and intracanalicular inserts. We have product candidates in preclinical and clinical development designed to utilize this technology to treat retinal diseases including wet age-related macular degeneration, or wet AMD; glaucoma and ocular hypertension; and ocular surface diseases and conditions including dry eye disease and ocular itching associated with allergic conjunctivitis. We also have two FDA-approved products in commercialization in the United States: DEXTENZA®, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain, and ReSure® Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery.

Our earlier-stage assets include four programs in clinical development:

●OTX-TKI, an axitinib intravitreal implant administered by fine-gauge needle for the treatment of wet AMD;

●OTX-TIC, a travoprost intracameral implant for the reduction of intraocular pressure, or IOP, in patients with glaucoma or ocular hypertension;

●OTX-CSI, a cyclosporine intracanalicular insert for the chronic treatment of dry eye disease; and

●OTX-DED, a dexamethasone intracanalicular insert for the short-term treatment of the signs and symptoms of dry eye disease.

We have a collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our local programmed-release hydrogel in combination with Regeneron’s vascular endothelial growth factor, or VEGF inhibitor, aflibercept, currently marketed under the brand name Eylea. We also continue to assess the potential use of our hydrogel platform technology in other areas of the body.

Retinal Disease Programs

We are engaged in the development of formulations of our hydrogel administered via intravitreal injection to address large markets for diseases and conditions of the back of the eye which we believe have significant growth potential. Our initial development efforts for our retinal disease programs have focused on the use of our extended-delivery hydrogel in combination with anti-angiogenic drugs, such as TKIs or protein-based anti-VEGF drugs, for the treatment of retinal diseases such as wet AMD; diabetic macular edema, or DME; and retinal vein occlusion, or RVO. Our initial goal for these programs is to provide extended delivery for at least six months, thereby reducing the frequency of the current monthly or bi-monthly immediate release intravitreal anti-VEGF injection regimens for wet AMD and other retinal diseases.

OTX-TKI (axitinib intravitreal implant)

Our product candidate OTX-TKI is a preformed, bioresorbable hydrogel fiber implant incorporating a small molecule tyrosine kinase inhibitor, or TKI, axitinib, with anti-angiogenic properties delivered by intravitreal injection and designed for a duration of six months or longer. TKIs have shown promise in the treatment of wet AMD. In the first quarter of 2019, we began dosing patients in a multi-center, open-label, dose-escalation Phase 1 clinical trial in Australia designed to evaluate the safety, durability and tolerability of OTX-TKI. We are evaluating biological activity by measuring retinal thickness using spectral domain optical coherence tomography, or OCT, and following visual acuity over time. Two cohorts were initially enrolled: a lower dose cohort of 200 µg with six subjects and a higher dose cohort of 400 µg with seven subjects. We are actively enrolling a third cohort of 12 subjects, split between parallel arms of six subjects each. Subjects in the first arm of the third cohort will receive a dose of 600 µg, and subjects in the second arm will receive a 400 µg dose combined with an anti-VEGF induction injection.

At the Angiogenesis, Exudations, and Degeneration Virtual Conference in February 2021, we presented interim data from the Phase 1 clinical trial. In the Phase 1 clinical trial, OTX-TKI was observed to have a generally favorable safety profile, with no reported ocular serious adverse events. Some subjects in the Phase 1 clinical trial have shown a decrease in intraretinal or subretinal fluid by two months, and interim data suggests that OTX-TKI might have an extended duration of action beyond that of the current standard of care.

We plan to initiate a prospective, randomized, controlled Phase 1 clinical trial in the United States under an exploratory investigational new drug, or eIND, application in mid-2021 to evaluate a single implant 600 µg dose of OTX-TKI (combined with an anti-VEGF induction injection) in comparison with a 2 mg dose of aflibercept. We have requested a pre-investigational new drug, or IND, application meeting with the FDA to discuss the possibility of transitioning from an eIND application to a traditional IND application.

Pending our receipt and review of the topline data from the Phase 1 clinical trial in Australia and related regulatory discussions, we also plan to initiate a Phase 2 clinical trial in Australia to compare the administration of a single implant 600 µg dose of OTX-TKI (combined with an anti-VEGF induction injection) to a 2 mg dose of aflibercept dosed every 8 weeks as the comparator.

OTX-AFS (aflibercept suprachoroidal injection) in collaboration with Regeneron

As described above, in October 2016, we entered into a strategic collaboration, option and license agreement with Regeneron for the development and potential commercialization of products using our local programmed-release hydrogel in combination with, among other things, Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept. We and Regeneron amended this agreement in May 2020 to, among other things, transition joint efforts under the collaboration to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space which we refer to as OTX-AFS. Under the amended agreement, we have provided certain formulations to Regeneron who have agreed to perform preclinical assessments of OTX-AFS.

Glaucoma Program

Our development efforts for our glaucoma program have focused on the use of our extended-delivery hydrogel in combination with travoprost, an FDA-approved prostaglandin analog designed to lower elevated IOP. Our initial goal for this program is to provide extended delivery over at least four months with a single treatment.

OTX-TIC (travoprost intracameral implant)

Our product candidate OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. We are currently conducting a multi-center, open-label, dose-escalation, proof-of-concept Phase 1 clinical trial to evaluate the safety, biological activity, durability and tolerability of OTX-TIC compared to topical travoprost (eye drops) in patients with primary open-angle glaucoma or ocular hypertension. The trial consists of four patient cohorts: cohort 1 is 5 subjects who are receiving a 15 µg dose, cohort 2 is 4 subjects who are receiving a 26 µg dose, cohort 3 is 5 subjects who are receiving a 15 µg with a fast-degrading implant, and cohort 4 is 5 subjects who are receiving a 5 µg with a fast-degrading implant.

We presented interim data on all four patient cohorts at the Glaucoma360 Virtual Conference in January 2021. In this Phase 1 clinical trial, with a single implant, several subjects were able to achieve a decrease in IOP at least as large as that of the current standard of care. Many subjects exhibited an IOP-lowering effect of more than six months in cohorts 1 and 2 and between three and six months in cohorts 3 and 4, the cohorts in which the fast-degrading implant was used. In the clinical trial, OTX-TIC was observed to have a generally favorable safety profile, with no reported ocular serious adverse events. Corneal health, as measured by endothelial cell counts, pachymetry assessments and slit lamp examinations did not indicate a clinically meaningful change from baseline.

In mid-2021, we plan to initiate a Phase 2 clinical trial to evaluate two formulations of OTX-TIC for the treatment of glaucoma or ocular hypertension in patients compared to Durysta (Allergan). The non-study eye of each patient will receive a topical prostaglandin daily. Certain subjects in the Phase 2 clinical trial will receive the same formulation used in cohort 1 of the Phase 1 clinical trial, containing a 26 µg dose of drug and utilizing a standard implant, and others will receive the same formulation used in cohort 4 of the Phase 1 clinical trial, containing a 5 µg dose of drug and utilizing a fast-degrading implant.

Ocular Surface Disease Programs

We are engaged in the development of formulations of our hydrogel administered via intracanalicular inserts to address large markets for diseases and conditions of the surface of the eye. Our initial development efforts are focused on the use of our extended-delivery hydrogel in combination with well-known and well-understood drugs (cyclosporine and corticosteroids) for the treatment of dry eye disease and allergic conjunctivitis.

Dry Eye Disease

OTX-CSI (cyclosporine intracanalicular insert)

Our product candidate, OTX-CSI, incorporates the FDA-approved immunomodulator cyclosporine as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. The product candidate is designed for a duration of three to four months for patients suffering from moderate to severe dry eye and to be administered by a physician as a bioresorbable intracanalicular insert.

In October 2020, we reported topline data from our five subject Phase 1 clinical trial evaluating OTX-CSI in the treatment of dry eye disease. All subjects completed the 16-week study period with no drop-outs. There were no serious adverse effects reported. The inserts were observed to be generally well-tolerated, and there were no adverse events of stinging, irritation, blurred vision or tearing reported or observed.

In September 2020, we dosed the first patients in a Phase 2 clinical trial designed to assess the safety, tolerability, and durability and to evaluate the efficacy of OTX-CSI for the chronic treatment of dry eye disease. The Phase 2 clinical trial is a U.S.-based, randomized, double-masked, multi-center trial evaluating two different formulations of OTX-CSI compared to a vehicle insert in approximately 140 subjects who are to be followed for a period of approximately 16 weeks. Endpoints include tear production as measured by the Schirmer’s test; signs of dry eye disease as measured by corneal fluorescein staining; and symptoms of dry eye disease as measured by the visual analog scale, or VAS, eye dryness severity score and the VAS dry eye frequency score. We currently anticipate receiving topline data from this Phase 2 clinical trial by year-end 2021.

OTX-DED (dexamethasone intracanalicular insert)

Our product candidate OTX-DED incorporates the FDA-approved corticosteroid dexamethasone as a preservative-free active pharmaceutical ingredient in a hydrogel, drug-eluting intracanalicular insert. OTX-DED incorporates the same active drug as DEXTENZA, but it includes a lower dose of the drug, delivers it via a smaller insert, and is designed to release it over a period of two to three weeks, compared with up to thirty days in the case of DEXTENZA. We believe that OTX-DED will address several of the current limitations of existing dry eye disease steroid treatments, the toxicity associated with preservatives, and the potential for abuse of topical steroids.

In February 2021, we dosed the first patient in a U.S.-based prospective, randomized, double-masked, vehicle-controlled Phase 2 clinical trial evaluating two different formulations of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease compared to a hydrogel insert in approximately 150 subjects. We anticipate receiving topline data from this Phase 2 clinical trial in the first half of 2022.

Allergic Conjunctivitis

DEXTENZA (dexamethasone ophthalmic insert) for the Treatment of Ocular Itching Associated with Allergic Conjunctivitis

DEXTENZA, incorporating the corticosteroid dexamethasone, is our FDA-approved intracanalicular insert for the treatment of post-surgical ocular inflammation and pain. We believe that allergic conjunctivitis represents a discrete potential market for DEXTENZA as a physician administered, hands-free, therapy administered in the office setting and designed to release preservative-free dexamethasone to the ocular surface for up to 30 days.

In April 2020, we reported topline results of a 96-subject, third pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis. DEXTENZA-treated subjects demonstrated a statistically significant (p-value < 0.0001) difference in mean ocular itching scores, compared to vehicle-treated subjects, at all three pre-specified time points.

In the fourth quarter of 2020, we filed a supplemental new drug application, or sNDA, for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication. The FDA has accepted our sNDA for filing and has established a target action date under the Prescription Drug User Fee Act, commonly known as PDUFA, of October 18, 2021. If our sNDA is approved, we expect to launch DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first half of 2022.

Post-Surgical Ocular Inflammation and Pain

DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg for intracanalicular use for the Treatment of Post-Surgical Ocular Inflammation and Pain

As described above, DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert for the treatment of post-surgical ocular inflammation and pain. We commercially launched DEXTENZA in the United States in July 2019. DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular inflammation and pain for up to 30 days with a single administration.

In September 2020, we announced that we had dosed the first patients in a Phase 3 clinical trial evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and pain in children following cataract surgery. This planned clinical trial is a post-approval requirement of the FDA in accordance with the Pediatric Research Equity Act of 2003, in connection with the FDA’s prior approval of DEXTENZA for the treatment of inflammation and pain following ophthalmic surgery in adults.

Additionally, we have received proposals for, and plan to support, several investigator-initiated trials evaluating DEXTENZA in different clinical situations. To date, third-party clinical investigators have initiated over 25 trials to study the use of DEXTENZA in cataract surgery, other ophthalmic surgeries and other potential indications. Seven of the trials have completed enrollment, and the remaining trials are actively enrolling and treated patients are being followed.

ReSure Sealant

In 2014, we commercially launched ReSure Sealant in the United States as a device approved to prevent wound leaks in corneal incisions following cataract surgery. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure.

The FDA required two post-approval studies as a condition for approval of our premarket approval, or PMA, application for ReSure Sealant. The FDA has confirmed that first post-approval study, identified as the Clinical PAS, has been completed. The second post-approval study, which we refer to as the Device Exposure Registry Study, was a retrospective analysis of the IRIS Registry, comparing endophthalmitis rates from sites that purchased ReSure Sealant versus those sites that did not. We completed the retrospective study in accordance with our agreement with the FDA and submitted the final study report for the Device Exposure Registry Study to the FDA in January 2021. We anticipate that the FDA will review the report within 90 days of our submission and notify us as to whether our obligation to conduct the post-approval study has been satisfied.

While ReSure Sealant remains commercially available in the United States, commercial and sales support for this product are modest at this time. We have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2021.

AffaMed License Agreement

In October 2020, we entered into a license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA and OTX-TIC in mainland China, Hong Kong, Macau, and Taiwan; South Korea; and the ASEAN markets (Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand and Vietnam). Under the terms of the agreement, we received an upfront payment of $12 million and are eligible to receive development, regulatory and commercial milestone payments and clinical development support payments of up to $91 million in the aggregate, as well as royalties from future product sales. Royalties are tiered and will range from the low teens to low twenty percent range. In return, we agreed to grant AffaMed exclusive rights to develop and commercialize DEXTENZA for the treatment of post-surgical inflammation and pain following ophthalmic surgery and ocular itching in patients with allergic conjunctivitis, and OTX-TIC for the reduction of elevated intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension in specified Asian markets. We retain the right to develop and commercialize DEXTENZA and OTX-TIC in all other global markets.

Additional Potential Areas for Growth

We continue to leverage the potential of our hydrogel platform to explore areas for growth with our focus on formulating, developing and commercializing innovative therapies for diseases and conditions of the eye. In September 2018, we entered into a second amended and restated license agreement, or Second Amended Agreement, with Incept LLC, an intellectual property holding company, or Incept. The Second Amended Agreement expanded the scope of our intellectual property license to include products delivered for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions.

Market Background

Our clinical stage product candidates and our marketed products are based on a proprietary bioresorbable hydrogel technology platform that uses polyethylene glycol, or PEG, as a key component. Bioresorbable materials gradually break down in the body into non-toxic, water soluble compounds that are cleared by normal biological processes. PEG is used in many pharmaceutical products and is widely considered to be safe and biocompatible. Our technology platform allows us to tailor the physical properties, drug release profiles and bioresorption rates of our hydrogels to meet the needs of specific clinical indications. We have used this platform to engineer each of our intracanalicular insert, intracameral implant, and intravitreal implant product candidates; our suprachoroidal formulations; and ReSure Sealant. Our technical capabilities include a deep understanding of the polymer chemistry of PEG-based hydrogels and the design of the specialized manufacturing processes required to achieve a reliable, preservative-free and high purity product.

Product Pipeline

The following table summarizes the status of our key product development programs and DEXTENZA, our marketed product. We hold worldwide exclusive commercial rights to the core technology underlying all of our products in development and have not granted commercial rights to any marketing partners other than the option on commercial rights we granted to Regeneron for the delivery of protein-based anti-VEGF drugs in our hydrogel depot for the treatment of retinal diseases and a license agreement and collaboration with AffaMed for the development and commercialization of DEXTENZA and OTX-TIC in the geographies agreed to between the parties.

PRODUCT/PROGRAM
DISEASE STATE
PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
REGULATORY APPROVAL
WET AMD
OTX-TKI
(axitinib intravitreal implant)
Wet AMD, DME and RVO†
OTX-AFS
(aflibercept suprachoroidal injection)
In collaboration with REGENERON
Wet AMD, DME and RVO†
GLAUCOMA
OTX-TIC
(travoprost intracameral implant)
Glaucoma and ocular hypertension
OCULAR SURFACE DISEASES
OTX-CSI
(cyclosporine intracanalicular insert)
Dry eye disease
OTX-DED
(dexamethasone intracanalicular insert)
Episodic dry eye disease
Dextenza®
(dexamethasone ophthalmic insert) 0.4mg
Allergic conjunctivitis
SURGICAL
Dextenza®
(dexamethasone ophthalmic insert) 0.4mg
Post-surgical ocular inflammation and pain

† Wet Age-related Macular Degeneration (Wet AMD), Diabetic Macular Edema (DME), Retinal Vein Occlusion (RVO)

Our Strategy

We are pursuing three overall strategic goals: to make prescription eye drops obsolete; to make immediate release back-of-the-eye injections obsolete; and to extend our hydrogel platform technology for use beyond the eye to other areas of the body. The key tactics of our strategy to achieve these goals are:

●Advance our four core clinical development programs through Phase 2. We believe the greatest potential value inflection points for us are the topline data readouts of the Phase 2 clinical trials of our four core clinical development programs: OTX-TKI for the treatment of wet AMD, OTX-TIC for the treatment of glaucoma or ocular hypertension, OTX-CSI for the treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease.

●Expand Commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery. We expect to grow our salesforce to increase our active number of accounts and penetrate each account more deeply. We intend to focus sales efforts on ambulatory surgical centers, or ASCs, that generate the largest volumes of cataract surgeries in the United States. We are also seeking to expand the label for DEXTENZA—beginning with our sNDA to add ocular itching associated with allergic conjunctivitis as an approved indication—to permit the product’s use outside of the surgical setting and into ophthalmologists’ offices.

●Apply our local programmed-release hydrogel-based technology to create additional proprietary solutions for ophthalmic diseases and conditions. In collaboration with Regeneron, we are conducting preclinical research and development activities regarding an extended-delivery formulation of the VEGF trap aflibercept, currently marketed under the brand name Eylea, to be delivered to the suprachoroidal space. We are assessing preclinical product candidates for the ophthalmic space that leverage not only our proprietary PEG-based bioresorbable hydrogel technology platform but also active pharmaceutical ingredients used in FDA-approved ophthalmic drugs that are or are expected to become available on a generic basis. Finally, we are frequently in discussions with other companies operating in the ophthalmic space regarding potential collaborations to combine our local programmed-release hydrogel technology with their proprietary drug formulations to address additional diseases and conditions of the eye.

●Address rest-of-world commercial opportunities through licensing and collaborations agreements. In the fourth quarter of 2020, we announced a license agreement and collaboration with AffaMed for the development and commercialization of DEXTENZA and OTX-TIC in specified Asian markets. From time to time, we may consider additional arrangements with other companies to address markets outside of the United States.

●Utilize our hydrogel platform to enable local programmed-release of therapeutics to areas of the body outside the eye. We have licensed certain of Incept’s intellectual property rights for the development of product candidates for the treatment of acute post-surgical pain or for the treatment of ear, nose and/or throat diseases or conditions, subject to specified exceptions. We intend to explore programs outside of the eye not only on our own but also potentially through collaborations with third parties who have expertise and experience with other therapeutics as well as other areas of the body.

Eye Disease

Eye disease can be caused by many factors and can affect both the front and back of the eye.

The front of the human eye consists of the cornea on the surface of the eye, the lens and the aqueous humor, which is a transparent fluid that fills the anterior chamber between the lens and the cornea. The tissue surrounding the eye also serves important functions. There is a natural opening, called a punctum, located in the inner portion of each upper and lower eyelid near the nose. The puncta open into nasolacrimal ducts, which collect and drain tears. The conjunctiva is the membrane covering the inside of the eyelids and the white part of the eye, known as the sclera. It helps to protect the eye from microbes and to lubricate the eye. Diseases and conditions affecting the front of the eye have generally been treated with either surgery or with medications delivered to the ocular surface by eye drops.

The back of the eye contains the retina, which is the light sensing layer of tissue; the vitreous humor, which is a transparent gel that fills the vitreous chamber between the lens and the retina; and the optic nerve, which transmits visual information from the retina to the brain. Eye disease can be caused by many factors and can affect both the front and back of the eye. Intravitreal injections or oral pills have typically been used to deliver medications to the back of the eye.

Cross Section of Eye	Tear Drainage System

We currently focus on some of the largest markets in ophthalmology. According to the Market Scope 2019 reports, our product candidates seek to address select indications within segments of ophthalmology that, in the aggregate, account for more than $20 billion global annual sales.

TOTAL GLOBAL MARKETS

DEVELOPING PRODUCTS WITH THE POTENTIAL TO BECOME A STANDARD OF CARE FOR SELECT INDICATIONS IN SEVERAL OF THE LARGEST SEGMENTS IN OPHTHALMOLOGY

$13B[1]
RETINAL DISEASES
OTX-TKI
axitinib intravitreal implant
OTX-AFS*
aflibercept suprachoroidal injection
DURABILITY
$4.8B[2]
GLAUCOMA
OTX-TIC
travoprost intracameral implant
COMPLIANCE
$5.1B[3]
OCULAR SURFACE DISEASES†
OTX-CSI
cyclosporine intracanalicular insert
OTX-DED
dexamethasone insert for episodic dry eye disease
Dextenza
allergic conjunctivitis
EFFICACY
$1B[4]
SURGICAL
Dextenza
post-surgical inflammation & pain
HANDS-FREE
KEY UNMET NEED

Retinal Diseases

One of the principal retinal diseases is wet AMD, a serious disease of the central portion of the retina, known as the macula, that is responsible for detailed central vision and color perception. Wet AMD is characterized by abnormal new blood vessel formation, referred to as neovascularization, which results in blood vessel leakage and retinal distortion. If untreated, neovascularization in wet AMD patients typically results in formation of a scar under the macular region of the retina. The current standard of care for wet AMD is treatment with drugs that target VEGF, one of several proteins involved in neovascularization.

Wet AMD is the leading cause of blindness in people over the age of 55 in the United States and the European Union. According to the 2019 Market Scope Retinal Disease Report, there are approximately 8.0 million people in the United States who suffer from vision-threatening retinal diseases. This population is expected to grow at a 2.4% compound annual growth rate through 2024.

Because eye drops are unable to carry effective drug concentrations to the back of the eye, intravitreal injections or oral medications are used to deliver medications to this location. However, the frequency of intravitreal injection can be a significant burden on patients, caregivers and clinicians. For example, the current treatment protocol for wet AMD involves monthly or bi-monthly injections. Intravitreal injections can lead to patient discomfort, a transient increase in IOP, and ocular inflammation and infection. Although serious adverse event rates after treatment with anti-VEGF compounds are low, intravitreal injections can result in severe complications and damage to the retina and other structures of the eye, such as ocular hemorrhage and tears in the retinal pigment epithelium.

Market Data

The global market for retinal disease was approximately $13.0 billion in 2019 and was estimated to grow at approximately 11% per year through 2024 according to Market Scope. The U.S. market accounted for just over 50% of the global market or $6.8 billion in 2019.

The anti-VEGF market for the treatment of wet AMD consists predominantly of three drugs that are approved for marketing and primarily prescribed for the treatment of wet AMD: Eylea, marketed in the United States by Regeneron; Lucentis, marketed in the United States by Genentech; and Beovu, marketed in the United States by Novartis. Avastin, a cancer treatment drug, marketed by Genentech, is also used off-label for the treatment of wet AMD.

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

Glaucoma impacts more than 2.7 million people age 40 or older in the United States. The primary goal of glaucoma treatment is to slow the progression of this chronic disease by reducing IOP, and many medications can accomplish this. Importantly, however, adherence to current topical glaucoma therapies is known to be particularly poor with reported rates of non-adherence from 30% to 80%. These low compliance rates may be associated with disease progression and loss of vision and may be part of the reason that glaucoma is a leading cause of blindness in people over 60 years of age.

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

Prostaglandins are the most commonly used class of medications to treat patients with glaucoma and are administered via daily eye drops as the current standard of care. The ability of patients to use and place daily eye drops is challenging. The products that we are developing are designed to address the issue of compliance by delivering a prostaglandin analog, or PGA, formulated with our programmed release hydrogel to lower IOP for several months with a single insert.

Market Data

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

Ocular Surface Diseases

Dry Eye Disease

Dry eye disease is a chronic, multifactorial disease affecting the tears and ocular surface that can result in dryness, inflammation, irritation, pain, tear film instability, visual disturbance and ocular surface damage. Dry eye disease can have a significant impact on quality of life and can potentially cause long-term damage to the ocular surface. Due to the impact of dry eye disease on tear film dynamics, the condition can affect performance of common vision-related activities such as reading, using a computer and driving, and can lead to complications associated with visual impairment. In addition, the vast majority of dry eye patients experience acute episodic exacerbations of their symptoms, which are commonly referred to as flares, at various times throughout the year. These flares can be triggered by numerous factors, including exposure to allergens, pollution, wind and low humidity, intense visual concentration such as watching television and working at a computer, hormonal changes, contact lens wear, smoking and sleep deprivation, which cause ocular surface inflammation and impact tear production and/or tear film stability.

There are approximately 17.2 million patients diagnosed with dry eye disease in the United States, according to the Market Scope 2019 Dry Eye Products Market Report. Approximately 8.6 million of those patients are diagnosed with moderate to severe dry eye while the remaining 8.6 million patients are diagnosed with episodic dry eye disease. The prevalence of dry eye disease increases with age, and we expect that the number of dry eye disease cases will increase as the U.S. population continues to age.

The current standard of care for moderate to severe dry eye disease is the use of artificial tears and topical anti- inflammatory and immune modulating drugs administered by prescription eye drops. The anti-inflammatory and immune modulating prescription drug market consists of Restasis®, for increasing tear production, marketed by Allergan; Cequa™ for increasing tear production, marketed by Sun Ophthalmics in the United States; lifitegrast, for the treatment of the signs and symptoms of dry eye disease, marketed by Novartis under the brand name Xiidra®; and off-label use of corticosteroids. As each of Restasis and Xiidra have a relatively long onset of action, they are not generally used for the short-term treatment of episodic dry eye flares. In addition, patients have reported significant issues with stinging and burning when using several of the current treatments.

Market Data

The global market for dry ocular surface disease, which we refer to as dry eye disease, was estimated by Market Scope at $5.1 billion in 2019 with the U.S. market representing $2.1 billion, composed of approximately $1.5 billion in prescriptions and $0.6 billion in over-the-counter medications. Within the prescription category, Restasis recorded sales in 2019 of approximately $1.2 billion in the United States while Xiidra recorded estimated sales of $0.3 billion in the United States.

Allergic Conjunctivitis

Allergic conjunctivitis, another ocular surface disease, is an inflammatory disease of the conjunctiva resulting primarily from a reaction to allergy- causing substances such as pollen or pet dander. The primary sign of this inflammation is redness and the primary symptom is acute itching. Allergic conjunctivitis ranges in clinical severity from relatively mild, common forms to more severe forms that can cause impaired vision. According to a study on the management of seasonal allergic conjunctivitis published in 2012 in the peer-reviewed journal Acta Ophthalmologica, allergic conjunctivitis affects 15% to 40% of the U.S. population. The first line of defense against allergic conjunctivitis is avoidance of the allergen. If this is not successful, physicians typically prescribe a combination of a topical mast cell stabilizer and anti-histamine. These treatments act to reduce the signs and symptoms of the early phase allergic reaction. For the subset of patients with chronic or more severe forms of allergic conjunctivitis, anti-histamines and mast cell stabilizers are often not sufficient to treat their signs and symptoms. These refractory patients are frequently treated with topical corticosteroids administered by prescription eye drops.

It is estimated that up to 10 million people in the United States seek medical attention annually for the inflammatory response associated with allergic conjunctivitis caused by both seasonal and perennial allergens.

Market Data

According to IMS Health data, approximately 6.1 million anti-allergy eye drop prescriptions were filled in the United States in 2020, resulting in sales of approximately $401.2 million. The market to treat allergic conjunctivitis consists of antihistamines, mast-cell stabilizers and steroid eye drops and consists of both branded and generic products. Branded steroids include Lotemax and Alrex (loteprednol etabonate) marketed by Bausch & Lomb, and Durezol (difluprednate) marketed by Alcon. Commonly used generic steroids include prednisolone, dexamethasone and fluorometholone. Pataday and Patanol formerly led the prescription market in this category but have recently been made available as over-the-counter products.

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

Market Data

Market Scope has estimated that approximately 4.7 million ocular surgeries were to be performed in the United States in 2020, of which approximately 3.2 million are estimated to be cataract surgeries. In 2021, Market Scope estimates 5.1 million cataract surgeries are to be performed. We focus our sales efforts on patients covered by Medicare Part B which accounts for roughly 50% of all cataract surgeries or approximately 2 million surgeries annually. At the current wholesale acquisition price of $538.83 per insert, we estimate that there is a near-term addressable market of approximately $1 billion per year in the surgical space.

According to IMS Health data, approximately 17.7 million prescriptions were filled in the United States in 2020 for anti-inflammatory drugs administered by prescription eye drops for ocular diseases and conditions, resulting in sales of approximately $4.3 billion. These prescriptions consisted of approximately 7.4 million prescriptions and $580.0 million in sales for single-agent corticosteroids, 2.8 million prescriptions and $293.4 million in sales for NSAIDs, 3.7 million prescriptions and $262.7 million in sales for corticosteroid and antibiotic combination products and approximately 3.6 million prescriptions and $2.9 billion in sales of Restasis and Xiidra for dry eye disease.

The Use of Eye Drops and its Limitations

Eye drops are widely used to deliver medications directly to the ocular surface and to intraocular tissue in the front of the eye. Eye drops are administrable by the patient or care provider, inexpensive to produce and treat the local tissue. However, eye drops have significant limitations, especially when used for chronic diseases or when requiring frequent administration, including:

●Lack of patient compliance. Eye drops require frequent administration. For example, steroids for ophthalmic use require administration as frequently as four to six times daily and require tapered dosing over the course of the therapy. As a result, patient compliance with required dosing regimens frequently suffers. According to a published third-party study, more than 50% of glaucoma patients are not compliant with their prostaglandin therapy and do not refill prescriptions as required or do not follow the prescribed regimen within six months of initiating therapy. Poor patient compliance can lead to diminished efficacy and disease progression.

●Difficulty in administration. Eye drops are difficult to administer for many patients, in particularly the elderly, due to physical or mental conditions such as arthritis or dementia. Difficulty in self-administering eye drops may lead to bacterial contamination in the bottle resulting from incorrect usage, limited accuracy administering the drops directly into the eye and the potential washout of drops from the eye. We believe that this also may play a large role in lack of patient compliance and resulting diminished efficacy of treatment.

●Need for high concentrations. After eye drops are administered to the ocular surface, the tear film rapidly renews. Most topically applied solutions are washed away by new tear fluid within 15 to 30 seconds. Because contact time with the ocular surface is short, less than 5% of the applied dose actually penetrates to reach intraocular tissues. As a result, eye drops generally require frequent administration at high drug concentrations to deliver a meaningful amount of drug to the eye. This pulsed therapy results in significant variations in drug concentrations over a treatment period, which we refer to as peak and valley dosing. At peak levels, the high concentrations can result in side effects, such as burning, stinging, redness of the clear membrane covering the white part of the eye, referred to as hyperemia, and spikes in IOP, which may lead to drug induced glaucoma. At low concentration levels, the drug may not be effective, thus allowing the disease to progress.

●Side effects of preservatives. To guard against contamination, many eye drops are formulated with antimicrobial preservatives, most commonly benzalkonium chloride, or BAK. Patients on long term or chronic therapy, such as glaucoma patients, often suffer reactions, which have been linked to BAK, including burning, stinging, hyperemia, irritation and eye dryness. Less frequently, conjunctivitis or corneal damage may result.

As a result of these limitations, eye drops are often suboptimal as a therapeutic option for the treatment of many diseases and conditions of the front of the eye.

Challenges of Back-of-the-Eye Injections

An intravitreal injection is a procedure to place a medication directly into the space in the back of the eye called the vitreous cavity, which is filled with a jelly-like fluid called the vitreous humor gel. The procedure is usually performed by a trained retina specialist in the office setting. Intravitreal injections are used to administer medications to treat a variety of chronic conditions; wet AMD, DME and RVO are among the most common conditions treated with intravitreal anti-VEGF drugs. Anti-VEGF drugs and steroids help to reduce fluid leakage associated with these disorders.

While anti-VEGF treatment regimens can be very effective therapies, there are a number of significant drawbacks, driven primarily by the frequency of injections that typically range from every six to eight weeks. The actual injection at the time of administration is uncomfortable for patients and can be a deterrent in terms of compliance. Then there is the burden to both patients and their caregivers of regular office visits. These patients may not be mobile enough to travel to the office on their own and therefore require not only the assistance of a caregiver but also transportation to and from the office. And finally, while intravitreal injections are typically safe, there is the potential risk of endophthalmitis (infection in the eye), inflammation, bleeding into the vitreous gel and retinal detachment that comes with injections.

As a result of these limitations, there is a significant unmet need for technologies that will allow for a longer duration of effect and an overall reduced number of injections.

Ocular Wound Closure

According to the World Health Organization, cataracts are the leading cause of visual impairment eventually progressing to blindness. According to the American Academy of Ophthalmology Cataract and Anterior Segment Panel’s 2011 Preferred Practice Pattern Guidelines, cataract extraction is the most commonly performed eye surgery in the United States. Market Scope has estimated that in 2019 there were approximately 4.0 million cataract extractions performed in the United States.

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

Sutures are the most widely used alternative method of wound closure. However, sutures do not completely prevent fluid leakage, are time-consuming to place and have been associated with patient discomfort, corneal distortion, and shallowing of the interior chamber. Sutures may also lead to astigmatism, a distortion of the cornea. An additional visit may be required to remove sutures, thus adding time, inconvenience and expense to the surgical process. These shortcomings limit the use of sutures in ophthalmic surgery. In a 2012 survey of ophthalmologists in the United States conducted by Lachman Consulting LLC, a healthcare consulting firm, respondents indicated that they use sutures in approximately 14% of cataract surgeries.

The Ocular Therapeutix Approach

Our Hydrogel Technology Platform

We apply our expertise with an established bioresorbable hydrogel technology to the development of products for local programmed-release of known, FDA-approved therapeutic agents for a variety of ophthalmic diseases and conditions and to ophthalmic wound closure.

Our bioresorbable hydrogel technology is based on the use of a proprietary form of PEG. Our technical capabilities include a deep understanding of the polymer chemistry of PEG-based hydrogels and the design of the highly specialized manufacturing processes required to achieve a reliable, preservative-free and pure product. We tailor the hydrogel to act as a vehicle for local programmed-release drug delivery to the eye and as an ocular tissue sealant.

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

Intracanalicular Inserts

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

In contrast to these prior approaches, we have designed our intracanalicular inserts to:

●	incorporate the active pharmaceutical ingredient throughout the insert rather than just in a core to allow for higher drug capacity and better control over drug release;
●	be bioresorbable so that removal is not required for acute conditions and required infrequently for chronic conditions;
●	be soft and to fit beneath the punctal opening for patient comfort; and

●	include a fluorescent label to allow the healthcare professional and patient to visualize and assess the presence of the insert.

We select the active pharmaceutical ingredients for our local programmed-release drug delivery product candidates, including our intracanalicular inserts, based on criteria we have developed through our extensive experience with hydrogel insert systems. Our active pharmaceutical ingredient selection criteria include:

●	prior approval by the FDA for the targeted ophthalmic indication, except for our OTX-TKI program in which the active pharmaceutical ingredient, axitinib, is not currently approved for an ophthalmic indication;

●	expiration of relevant patent protection prior to or within our anticipated development timeline;

●	high potency to minimize required drug load in the intracanalicular insert;

●	availability from a qualified supplier; and

●	compatibility with our drug delivery system.

We believe our intracanalicular insert, intracameral implant and intravitreal implant product candidates may offer a range of favorable attributes as compared to eye drops and immediate release back-of-the-eye injections, including:

●	Improved patient compliance. Our inserts and implants are placed by a healthcare professional and are designed to provide local programmed-release of drug to the ocular surface. Because patients are not responsible for self-administration of the drug and the inserts and implants dissipate over time and do not require removal for acute conditions or frequent removal for chronic conditions, we believe our inserts and implants address the problem of patient compliance.

●	Ease of administration. We have designed our inserts and implants to provide the entire course of medication with a single administration by a healthcare professional for acute conditions or for several months for chronic conditions. We believe this avoids the need for frequent administration and the potential complications that could result if doses are missed.

●	Local programmed-release of drug. We have designed our inserts and implants to deliver drug in a programmed fashion in order to avoid the peak and valley dosing and related side effects and spikes in IOP associated with eye drops. We also believe programmed-release dosing may improve the therapeutic profile of the active pharmaceutical ingredient because it eliminates periods of little or no drug presence between eye drop or back of the eye injection administrations. Further, we are designing our products and product candidates so that their drug release profiles can be tailored or programmed to match the treatment needs of the disease. For example, steroids for ophthalmic purposes generally require administration over four weeks, with tapered dosing over this period. In contrast, PGAs require administration in a steady fashion over the duration of treatment. Our inserts and implants are designed to fully dissipate and can be removed if necessary by a healthcare professional.

●	Avoidance of preservative side effects. Our inserts and implants do not involve the use of preservatives, such as BAK, which have been linked to side effects including burning, stinging, hyperemia, irritation, eye dryness and, less frequently, conjunctivitis or corneal damage.

Intracameral Implants

We are engaged in the clinical development of our hydrogel administered via intracameral injection to address retinal diseases.

Intracameral implants refer to biodegradable or bioresorbable implants placed into the anterior chamber or front of the eye for the treatment of ocular conditions. The implants are designed to be held in place by currents and gravity present in the anterior chamber of an eye. As an example, in the case of OTX-TIC, the implant is designed to infuse with liquid, settle into the inferior angle of the eye and demonstrate little to no movement. The implants are preferably polymeric, biodegradable and provide sustained release of at least one therapeutic agent to both the trabecular meshwork and associated ocular tissue and the fluids within the anterior chamber of an eye.

Intravitreal Implants

We are engaged in the clinical development of our hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our intravitreal implant product candidates consist of a PEG-based hydrogel suspension, which contains embedded micronized particles of active drug. We designed the intravitreal implant to be injected and retained in the vitreous humor, as depicted in the figure below, to provide local programmed-release intravitreal delivery of anti-VEGF compounds.

Our initial intravitreal implant development efforts are focused on the use of our programmed-release hydrogel in combination with anti-angiogenic compounds such as protein-based anti-VEGF drugs or small molecule drugs, such as TKIs, for the treatment of retinal diseases, including wet AMD, RVO and DME. Our initial goal for these programs is to provide extended delivery of a protein-based large molecule or small molecule TKI targeting VEGF and other indications over a six-month period or longer following administration of a bioresorbable hydrogel incorporating the drug by an injection into the vitreous humor. This approach would reduce the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other retinal diseases and potentially provide a more consistent, uniform release of drug over the treatment period.

We believe TKIs are well suited for use with our platform given their high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, these drugs have been difficult to deliver to the eye for acceptable timeframes at therapeutic levels without causing local and systemic toxicity due to low drug solubility and notably short half-lives in solution. We believe our local drug delivery technology gives us potential advantages in this regard.

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

Suprachoroidal Injections

The suprachoroidal space, which we refer to as the SCS, is a potential space between the sclera and choroid that traverses the circumference of the posterior segment of the eye. The SCS is believed to be an attractive site for drug delivery because drugs are able to target the choroid, retinal pigment endothelium and retina with high bioavailability while maintaining low levels of drug elsewhere in the eye.

ReSure Sealant for Ocular Wound Closure

ReSure Sealant is our bioresorbable hydrogel device for wound closure following cataract surgery. A surgeon applies ReSure Sealant as a liquid painted onto the corneal incision. Within about 15 seconds, the sealant cross-links and transforms into a smooth, lubricious hydrogel that seals the wound. ReSure Sealant dissipates as healing progresses and does not require removal. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure.

Development Pipeline and Marketed Products

The following table summarizes important information about our key product development programs and our marketed products, DEXTENZA and ReSure Sealant. We hold worldwide commercial rights to each of our product candidates, DEXTENZA and ReSure Sealant.

Description
		(Active Pharmaceutical	Stage of
Product / Program	Indication	Ingredient)	Development	Status

Preclinical Stage Product Candidates

OTX-AFS	Wet AMD, DME and RVO	Suprachoroidal implant (Aflibercept)	Preclinical	In collaboration with corporate partner Regeneron.

Early-Stage Clinical Product Candidates
OTX-TKI	Wet AMD	Intravitreal implant (Axitinib)	Phase 1

Australian Phase 1 clinical trial ongoing. Plan to initiate Phase 1 trial in the United States under eIND in Q2 2021. Plan to initiate a Phase 2 clinical trial in Australia, pending the receipt and review of topline data from the Phase 1 clinical trial in Australia.

OTX-TIC	Glaucoma or ocular hypertension	Intracameral implant (Travoprost)	Phase 1	Phase 1 clinical trial ongoing. Plan to commence Phase 2 clinical trial mid-2021.
OTX-CSI	Treatment of dry eye disease	Intracanalicular insert (Cyclosporine)	Phase 2	Phase 2 clinical trial ongoing; topline data anticipated in Q4 2021.
OTX-DED	Short-term treatment of signs and symptoms of dry eye disease	Intracanalicular insert (Dexamethasone)	Phase 2	Commenced Phase 2 clinical trial in first quarter 2021; topline data anticipated in first half 2022.

Late Stage Clinical Product Candidates
DEXTENZA	Allergic conjunctivitis	Intracanalicular insert (Dexamethasone)	sNDA filed	PDUFA target action date of October 18, 2021.

Approved Product
DEXTENZA	Post-surgical ocular inflammation and pain	Intracanalicular insert (Dexamethasone)	Marketed	Product commercially launched in the United States in July 2019.
ReSure Sealant	Cataract incision closure	Ocular sealant	Marketed	Product commercially launched in the United States in February 2014.

Retinal Disease Programs

OTX-TKI (axitinib intravitreal implant)

Our current intravitreal implant development efforts are focused on the use of our sustained-release hydrogel in combination with anti-angiogenic compounds, including anti-VEGF compounds, for the treatment of wet AMD. Our initial implants have delivered anti-VEGF compounds in vitro over our targeted four to six month period, which we believe could make it possible to reduce the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD. In addition, our preclinical studies demonstrated a sustained pharmacodynamic effect in vivo of over six months with a small molecule TKI.

We believe axitinib is well suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, TKIs have been difficult to deliver to the eye for acceptable time frames at therapeutic levels without causing local and systemic toxicity due to low drug solubility and very short half-lives in solution. We believe our local programmed-release drug delivery technology gives us potential advantages in this regard.

In Vitro and preclinical results

We have conducted in vivo pharmacokinetic and pharmacodynamic studies with hydrogels loaded with axitinib injected intravitreally. Pharmacokinetic data showed retinal tissue drug concentrations in excess of 3,000 times the published concentration needed to inhibit VEGF by 50% after six months and pharmacodynamic results show sustained efficacy for six months.

Phase 1 clinical development

We are conducting an open-label, proof-of-concept Phase 1 clinical trial of OTX-TKI for the treatment of patients with neovascular age related macular degeneration, or wet AMD, caused by excessive blood vessel growth in the back of the eye due to VEGF. OTX-TKI is a bioresorbable hydrogel implant incorporating axitinib that is designed to be delivered via intravitreal injection into the vitreous humor of the eye and has an initial target duration of drug release for approximately six to nine months. Preclinical studies to date have demonstrated suppression of vascular leakage and good pharmacokinetics in the relevant ocular tissues.  The Phase 1 clinical trial was submitted to the Therapeutic Goods Administration, Australia’s regulatory authority for therapeutic goods, in July 2018.

In the first quarter of 2019, we began dosing subjects in a Phase 1 clinical trial in Australia. This clinical trial is a prospective, multi-center, open-label, does escalation study designed to evaluate the safety, durability, tolerability, and biological activity of OTX-TKI. We are evaluating biological activity by following visual acuity over time and measuring retinal thickness using standard optical coherence tomography, or OCT. Two cohorts have been enrolled, a lower dose cohort of 200 μg of six subjects and a higher dose cohort of 400 μg of seven subjects. In the first two fully enrolled cohorts, OTX-TKI was generally well tolerated and observed to have a favorable safety profile with no ocular serious adverse events noted. In the higher dose cohort, OTX-TKI showed a decrease in central subfield retinal thickness as measured by mean change in central subfield thickness values by decreases in intraretinal and/or subretinal fluid in some subjects.

We amended our clinical trial protocol to enroll two additional cohorts, cohort 3a consisting of six patients being administered a 600 µg dose and cohort 3b consisting of six patients being administered a 400 µg dose plus an induction injection of the anti-VEGF drug aflibercept. Cohort 3a is fully enrolled and patients are being monitored while cohort 3b is still enrolling.

In February, interim data from this Phase 1 clinical trial of OTX-TKI was presented at the Angiogenesis, Exudation and Degeneration 2021 Virtual conference hosted by the Bascom Palmer Eye Institute, University of Miami Health System. We believe that OTX-TKI has demonstrated a preliminary signal of biological activity as observed by a clinically-meaningful decrease in retinal fluid as measured by high resolution OCT that provides cross-sectional images of the anatomical structure of the retina. As observed in cohort 2 (400 µg dose) and cohort 3a (600 µg dose), some subjects showed a decrease in intraretinal or subretinal fluid by two months after injection. In cohort 3b (400 µg dose plus anti-VEGF induction injection of aflibercept), two subjects were observed to have a decrease in intraretinal and/or subretinal fluid as early as a week after injection.

In addition, the OTX-TKI implants in cohort 1 were observed to have biodegraded in all subjects within 9 to 10.5 months of injection. It has also been observed that the implants are able to be adequately monitored and that there is limited to no movement of the implant in the anterior segment of the eye.

These findings are supported by the graphs below that present the mean change in central subfield thickness, or CSFT, and in best corrected visual acuity, or BCVA, across the four cohorts as well as specific patient images from cohorts 2, 3a and 3b showing declines in intraretinal and/or subretinal fluid over time.

All Cohorts: Mean Change in CSFT and BCVA

Change from Baseline in CSFT

Mean Change from Baseline in CSFT (µm) ± SEM
250
150
50
-50
-150
-250
-350
-450
Pre-Treatment
Day 7
Day 14
Month 1
Month 2
Month 3
Month 4.5
Month 6
Month 7.5
Month 9
Month 11
Month 12
Month 14
Cohort 1 (200 µg)
Cohort 2 (400 µg)
Cohort 3a (600 µg)
Cohort 3b (400 µg + Anti-VEGF)

Change from Baseline in BCVA

Mean Change from Baseline in BCVA (ETDRS letters) ± SEM
30
25
20
15
10
5
0
-5
-10
-15
-20
-25
-30
Pre-Treatment
Day 7
Day 14
Month 1
Month 2
Month 3
Month 4.5
Month 6
Month 7.5
Month 9
Month 11
Month 12
Month 14
Cohort 1 (200 µg)
Cohort 2 (400 µg)
Cohort 3a (600 µg)
Cohort 3b (400 µg + Anti-VEGF)

Cohort 1: n=6 until Month 9; Cohort 2: n=7 until Month 9; n=6 for Month 11; n=6 for Month 12; n=6 for Month 14
Cohort 3a: n=6 until Month [illegible] until Month 1; n=[illegible] for Month 2; n=[illegible] for Month 3; Cohort 3b: n=[illegible] until Month 3; n=1 until Month [illegible]
*All BCVA and CSFT values compared to Baseline Visit. NOTE: Interim review, unmonitored data. Data cut on January 29, 2021

8

SD-OCT Evaluation

Cohort 2 (400µg) : Subject 1 (OD): History of Aflibercept Q4 Weeks for 16 months

BASELINE
CSFT: 473 µm
MONTH 2
CSFT: 368 µm
MONTH 3
CSFT: 337 µm
MONTH 6
CSFT: 324 µm
MONTH 9
CSFT: 272 µm
MONTH 11
CSFT: 275 µm
MONTH 13.5
CSFT: 375 µm

BCVA
-0.04 (20/18)
-0.06 (20/17)
-0.06 (20/17)
-0.08 (20/17)
-0.06 (20/17)
0.02 (20/21)
-0.12 (20/15)

Cohort 3a (600µg): Subject 1 (OS): Treatment Naïve Subject

BASELINE
CSFT: 484 µm
MONTH2
CSFT: 236 µm
MONTH3
CSFT: 232 µm
MONTH 4.5
CSFT: 237 µm
MONTH6
CSFT: 239 µm

BCVA
0.58 (20/76)
0.22 (20/33)
0.24 (20/40)
0.1 (20/25)
0.1 (20/25)

9

*NOTE: Interim review, unmonitored data. Data cut on January [illegible] 2021

SD-OCT Evaluation (Cont.)

Cohort 3b (400µg + Anti-VEGF): Subject 2 (OS):
History of Anti-VEGF therapy ~Q7 Weeks for 7 Months

BASELINE
CSFT: 599 µm
DAY 7
CSFT: 188 µm
MONTH 1
CSFT: 154 µm
MONTH2
CSFT: 201 µm

Visit	BCVA
Baseline	1.34 (20/438)
Day 7	1.1 (20/252)
Month 1	1.1 (20/252)
Month 2	1.1 (20/252)

Cohort 3b (400µg + Anti-VEGF): Subject 1 (OD):
Treatment Naïve Subject

BASELINE
CSFT: 423 µm
DAY 7
CSFT: 363 µm
MONTH 1
CSFT: 326 µm
MONTH2
CSFT: 290 µm
MONTH 3
CSFT: 273 µm

Visit	BCVA
Baseline	0.88 (20/152)
Day 7	0.76 (20/115)
Month 1	0.64 (20/87)
Month 2	0.62 (20/83)
Month 3	0.66 (20/91)

*NOTE: Interim review unmonitored data; Data cut on January 29, 2021

10

OTX-TKI has been observed to have a favorable safety profile and be generally well-tolerated to date. There have been no ocular serious adverse events reported. Plasma concentrations of the active drug (axitinib) were measured to be below the limit of quantification of assay, or BLQ < 0.1 ng/ml, at all sampled time points for all patients in cohorts 1 and 2. This assessment indicates that there is no measurable systemic exposure to axitinib.

Overview of Safety and Tolerability

No subjects had IOP elevation, and no subject needed ocular steroids

Number of subjects with:	Cohort 1 200 µg n=6	Cohort 2* 400 µg n=7	Cohort 3a* 600 µg n=5	Cohort 3b* 400 µg + Anti-VEGF n=2	Total n=20
Adverse Events (AEs)	14	20	8	3	45
Ocular AEs	12	13	7	2	34
Ocular AEs (Study Eye)	7	11	5	2	25
Serious Ocular AEs	0	0	0	0	0
By severity					
Mild	12	16	8	3	39
Moderate	2	4	0	0	6
Severe	0	0	0	0	0
Treatmentrelated Ocular AEs	1	2	0	0	3

Pharmacokinetics

Plasma concentrations of axitinib were below the limit of quantification of assay (BLQ) <0.1 ng/ml at all sampled timepoints in all subjects in Cohorts 1 & 2

*Follow-up ongoing
NOTE: Interim review unmonitored data. Data cut on January 29, 2021

11

We believe that the interim data suggests that OTX-TKI is durable and may extend the duration of action beyond several months. As noted in the table below, 50% of cohort 1 (200 µg dose) subjects, or 3 out of 6, and 57% of cohort 2 (400 µg dose) subjects, or 4 out of 7, did not require rescue medication at or before six months post-injection. Further, several subjects in cohort 2 demonstrated durability of therapy for over 6 months and one subject demonstrated durability out to 13.5 months without rescue. In cohort 3a, one subject has demonstrated durability of therapy up to six months so far. Follow-up remains ongoing for all cohorts.

Duration of Effect

Percentage of Subjects Without Needing Rescue Medications — **Extended Follow-up**

Cohorts	At 3 months % (n/N)	At 6 months % (n/N)	At 7.5 months % (n/N)	At 9 months % (n/N)	At 11 months % (n/N)	At 13.5 months % (n/N)
Cohort 1 (200 µg)	**66.7** (4/6)	**50** (3/6)	**50** (3/6)	**50** (3/6)	NA	NA
Cohort 2 (400 µg)*	**71.4** (5/7)	**57.1** (4/7)	**42.9**(3/7)	**42.9** (3/7)	**33.3**(2/6)*	**25** (1/4)*
Cohort 3a (600µg)*	**100** (2/2)	**100** (1/1)	TBD	TBD	TBD	TBD
Cohort 3b (400 µg + anti-VEGF)*	**100** (1/1)	TBD	TBD	TBD	TBD	TBD

*Followup ongoing

NOTE: Interim review unmonitored data/Data cut on January 29, 2021

12

Planned Phase 1 Clinical Trial (United States)

We also plan to initiate a randomized, masked Phase 1 clinical trial of up to 20 subjects in the United States under an eIND application in mid-2021 to evaluate 15 subjects dosed with a 600 µg dose of OTX-TKI in comparison to 5 subjects receiving a 2 mg dose of aflibercept every eight weeks for the treatment of wet AMD, DME and RVO. The clinical trial will evaluate biological activity, as measured by CSFT and BCVA, tolerability and durability. We have requested a pre-IND meeting with the FDA to discuss a possible plan to transition from an eIND application to a traditional IND application.

Planned Phase 2 Clinical Trial (Australia)

Pending our receipt and review of the topline data from the Phase 1 clinical trial in Australia and related regulatory discussions, we plan to initiate a Phase 2 clinical trial in Australia to compare the administration of a single dose of 600 µg OTX-TKI in combination with an anti-VEGF induction injection of a 2 mg dose of aflibercept, a current standard of care anti-VEGF therapy, to a 2mg dose of aflibercept alone as the comparator. The Phase 2 clinical trial is anticipated to include approximately 100 subjects with wet AMD but who have responded to current standard of care anti-VEGF treatment and currently show an absence of fluid. The Phase 2 clinical trial will be designed to evaluate efficacy, as measured by CSFT and BCVA, tolerability and durability.

Regulatory Pathway

If we receive positive data from the Phase 1 clinical trial in the United States, we plan to initiate a Phase 2 clinical trial and two Phase 3 clinical trials in the United States for the treatment of wet AMD, DME and RVO. If our development efforts are successful, we expect that we would submit an NDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information.

OTX-AFS (aflibercept suprachoroidal implant) in Collaboration with Regeneron

Regeneron Collaboration Agreement

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

Under the terms of the Collaboration Agreement, Regeneron is responsible for funding an initial preclinical tolerability study. If the Option is exercised, Regeneron will be obligated to conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25 million, which cap may be increased by up to $5 million under certain circumstances. We do not expect our funding requirements under the collaboration to be material over the next twelve months. If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Regeneron Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

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

Glaucoma Program

OTX-TIC (travoprost intracameral implant)

Our development efforts for our glaucoma program have focused on the use of our extended-delivery hydrogel in combination with travoprost, an FDA-approved prostaglandin analog designed to lower elevated IOP. Our product candidate OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection into the anterior chamber of the eye with an initial target duration of drug release of four to six months.

In Vitro and Preclinical results

Preclinical studies to date have demonstrated clinically meaningful IOP lowering and good pharmacokinetics in the aqueous humor.

Phase 1 clinical development

We are conducting a prospective, multi-center open-label, dose-escalation proof-of-concept Phase 1 clinical trial of OTX-TIC in the United States that we initiated in the second quarter of 2018 for the treatment of patients with moderate to severe glaucoma or ocular hypertension. The clinical trial is designed to evaluate the safety, biological activity, durability and tolerability of OTX-TIC compared to topical travoprost (daily eye drops) in patients with open-angle glaucoma or ocular hypertension. The clinical trial consists of four patient cohorts: cohort 1 is 5 subjects who are receiving a 15 µg dose, cohort 2 is 4 subjects who are receiving a 26 µg dose, cohort 3 is 5 subjects who are receiving a 15 µg dose with a fast-degrading implant, and cohort 4 is 5 subjects who are receiving a 5 µg dose with a fast-degrading implant. We presented initial results from the first cohort, comprised of five patients, in this clinical trial at the Association of Research and Vision of Ophthalmology (ARVO) meeting in April 2019 and the American Society of Cataract and Refractive Surgery annual meeting in May 2019. This data demonstrated that, with a single implant, subjects were able to achieve IOP lowering for up to thirteen months at a level at least as good as standard of care topical eye drop that was placed in each subject’s non-study eye. In addition, the hydrogel carrier, as designed, biodegraded in five to seven months. There were no clinically meaningful changes in corneal health as measured by endothelial cell evaluation and corneal pachymetry. Several subjects reported low-grade inflammation and peripheral anterior synechiae that we believe may be addressable with modifications to the implants.

At the Glaucoma360 2021 Virtual Conference, we presented interim results, presented below, from all four patient cohorts in the Phase 1 clinical trial. We believe that OTX-TIC shows potential as a sustained-release therapy with a long duration of action. OTX-TIC has demonstrated a clinically meaningful mean change from baseline as measured by IOP at 8:00 am, 10:00 am and 4:00 pm comparable to topical travoprost therapy as early as two days following injection across all four cohorts. With regard to duration, three out of five subjects (60%) in cohort 1 and four out of four subjects (100%) in cohort 2 exhibited duration of IOP-lowering effect comparable to travoprost therapy at six months. Two out of five subjects (40%) in cohort 3 and one out of 2 subjects (50%) in cohort 4 assessed to date exhibited duration of IOP-lowering effect comparable to travoprost at six months.

The OTX-TIC implant was observed to biodegrade in between five and seven months in cohorts 1 and 2. In cohorts 3 and 4, the fast-degrading implants biodegraded between three and five months. Within all four cohorts, implants were not observed to move when viewed with a slit lamp biomicroscope and were visible at all examinations in all patients using gonioscopy. Corneal health as measured by endothelial cell counts, pachymetry assessments, and slit lamp examinations indicated no clinically meaningful changes from baseline in any of the four cohorts. IOP elevation were observed in three subjects in cohort 3 at the approximate time of the implant resorption.

ALL COHORTS: MEAN IOP CHANGE FROM BASELINE

IOP DECREASED AFTER 2 DAYS FOLLOWING OTX-TIC IMPLANTATION & LOWERING TO 7-11 MMHG RECORDED

Day 1
Day 3
Day 7
Day 14
Day 28
Day 42
Day 85
Mo 4
Mo 5
Mo 6
Mo 7
Mo 8
Mo 9
0
-1
-2
-3
-4
-5
-6
-7
-8
-9
-10
-11
-12
-13
-14
-15
-1.5
-2.6
-0.4
-7.4
-8.5
-8.6
-8.2
-8.8
-10.0
-7.9
-8.7
-7.4
-10.2
-9.1
-6.0
-11.5
-8.0
-7.0
-4.1
-8.2
-5.6
-7.0
-7.0
-7.5
-6.8
-13.8
-5.80
-6.70
-10.25
-5.90
-7.47
-8.90
-9.6
-5.3
-7.1
-3.8
-6.6
-6.50
IOP LOWERING COMPARABLE TO TOPICAL TRAVOPROST THERAPY
Cohort 1 15µg
Cohort 2 26µg
Cohort 3 15µg
Cohort 4 5µg
NSE (travatan) All cohorts pooled
FAST-DEGRADING
FAST-DEGRADING

Planned Phase 2 Clinical Trial

In mid-2021, we plan to initiate a Phase 2 clinical trial to evaluate formulations of OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension in patients. Certain subjects in the Phase 2 clinical trial will receive the same formulation used in cohort 1 of the Phase 1 clinical trial, containing a 26 µg dose of drug and utilizing a standard implant, and others will receive the same formulation used in cohort 4 of the Phase 1 clinical trial, containing a 5 µg dose of drug and utilizing a fast-degrading implant. The Phase 2 clinical trial will be a randomized, double-masked, active-controlled study with a total of approximately 105 subjects between three arms of approximately 35 subjects each. The control arm will receive an injection of Durysta™. The non-study eye of each patient will receive topical prostaglandin daily. The trial will evaluate IOP changes from baseline among other endpoints.

Regulatory Pathway

If our planned Phase 2 clinical trial is successful, we would then be required to successfully complete two well-controlled Phase 3 clinical trials conducted under an IND to obtain marketing approval from the FDA. If we were to obtain favorable results from these two pivotal clinical trials, we expect that we would submit an NDA to the FDA for marketing approval of OTX-TIC under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs.”

Ocular Surface Disease Programs

We are engaged in the development of formulations of our hydrogel administered via intracanalicular inserts to address large markets for diseases and conditions of the surface of the eye. Our initial development efforts are focused on the use of our extended-delivery hydrogel in combination with well-known and well-understood corticosteroids and cyclosporine for the treatment of dry eye disease, allergic conjunctivitis and inflammation and pain following ophthalmic surgery.

Dry Eye Disease

OTX-CSI (cyclosporine intracanalicular insert)

OTX-CSI incorporates the FDA-approved immunomodulator cyclosporine as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting, intracanalicular insert. The product candidate is designed for patients suffering from moderate to severe dry eye and to be administered by a physician as a bioresorbable intracanalicular insert. OTX-CSI is designed to release cyclosporine to the ocular surface for approximately three to four months to increase tear production for the chronic treatment of dry eye disease.

Phase 1 clinical development

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

On October 8, 2020, we announced topline data from our Phase 1 clinical trial evaluating OTX-CSI in the chronic treatment of dry eye disease. All subjects completed the 16-week study period with no drop-outs. There were no serious adverse effects reported. The inserts were observed to be well-tolerated, and there were no adverse events of stinging, irritation, blurred vision or tearing reported or observed.

Tear production as measured by the Schirmer’s test improved from mean values of 4.2 mm at baseline to 8.2 mm at Week 12. One of five subjects (20%) had a greater than 10 mm increase from baseline in Schirmer’s score at Week 12. Subjects saw an improvement in signs of dry eye disease as measured by corneal total fluorescein staining (a mean value of 6.7 at baseline, improved to a mean value of 2.7 at Week 12, on a scale of 0 to 15). Further, subjects saw an improvement in symptoms of dry eye disease as measured by the VAS eye dryness severity score (a mean value of 51 at baseline, improved to a mean value of 33 at Week 12, on a scale of 0 to 100) and the VAS dry eye frequency score (a mean value of 51 at baseline, improved to a mean value of 31 at Week 12, on a scale of 0 to 100). The onset of action of OTX-CSI was seen as early as two weeks for both signs and symptoms of dry eye disease and was observed to continue over the sixteen-week study period.

Phase 2 clinical development

In September 2020, we dosed the first patients in a Phase 2 clinical trial designed to assess the safety, tolerability and durability and to evaluate the efficacy of OTX-CSI in the chronic treatment of dry eye disease. The Phase 2 clinical trial is a U.S.-based, randomized, double-masked, multi-center, vehicle-controlled trial evaluating two different formulations of OTX-CSI compared with a hydrogel vehicle insert in approximately 140 subjects who are to be followed for a period of 16 weeks. Included patients must have been diagnosed with dry eye disease in both eyes for a period of greater than six months and have a visual analog scale, or VAS, eye dryness severity score of greater than 30. The primary endpoints are incidence of treatment-emergent adverse events and the absolute value and change from baseline at week 12 in tear production as measured by the Schirmer’s test. Secondary endpoints include signs of dry eye disease as measured by corneal fluorescein staining and symptoms of dry eye disease as measured by the VAS eye dryness severity score and the VAS dry eye frequency score.

Regulatory Pathway

We anticipate receiving topline data from our ongoing Phase 2 clinical trial in the fourth quarter of 2021. If our planned Phase 2 clinical trial is successful, we would then be required to successfully complete two well-controlled Phase 3 clinical trials conducted under an IND to obtain marketing approval from the FDA. If our development efforts are successful, we expect that we would submit an NDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information.

OTX-DED (dexamethasone intracanalicular insert)

One of the causes of dry eye disease is inflammation. Topical anti-inflammatory drugs are used as one of several therapies to treat dry eye disease and are administered by eye drops. As the understanding of dry eye disease, specifically the inflammatory components of dry eye disease, has evolved, the use of corticosteroids has become a common to offer short-term relief of signs and symptoms of the disease. Physicians typically prescribe a topical corticosteroid for a period of two to four weeks, tapered over the course of delivery as the inflammation and symptoms subside. However, safety limitations associated with the use of corticosteroids for dry eye disease have limited widespread adoption. We believe that OTX-DED has potential as a short-term treatment of the signs and symptoms of dry eye disease caused by inflammation.

OTX-DED incorporates the FDA-approved corticosteroid dexamethasone, its preservative-free active pharmaceutical ingredient, into a hydrogel, drug-eluting intracanalicular insert. OTX-DED incorporates the same active drug as DEXTENZA, but it includes a lower dose of the drug, delivers it via a smaller insert, and is designed to release it over a period of two to three weeks.

Phase 2 clinical trial

We filed an IND in December 2020 for OTX-DED. In February 2021, we initiated a U.S.-based, randomized, double-masked, vehicle-controlled, multi-center Phase 2 clinical trial evaluating two different-strength formulations of OTX-DED (0.2 mg and 0.3 mg of dexamethasone) versus hydrogel implant in a total of approximately 150 subjects with dry eye disease, approximately 50 patients per arm. The subjects will be followed for approximately two months after randomization. This trial is designed to assess the safety and efficacy of these two formulations of OTX-DED for the short-term treatment of signs and symptoms of dry eye disease. Included patients will be required to have diagnosed dry eye disease in both eyes for at least six months, a VAS eye dryness severity score of at least 30 and bulbar conjunctival hyperemia grade of at least 2 (Cornea Contact Lens Research Unit scale). The primary endpoint is mean change in bulbar conjunctival hyperemia from baseline measured at 15 days post treatment by central reading center photographic assessment. Secondary endpoints include eye dryness symptoms using VAS, total corneal fluorescein staining using the National Eye Institute scale and adverse events, both ocular and non-ocular.

Regulatory Pathway

We anticipate receiving topline data from our ongoing Phase 2 clinical trial in the first half of 2022. If our planned Phase 2 clinical trial is successful, we would then be required to successfully complete two well-controlled Phase 3 clinical trials conducted under an IND to obtain marketing approval from the FDA. If our development efforts are successful, we expect that we would submit an NDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information.

Allergic Conjunctivitis

We believe that allergic conjunctivitis represents a discrete potential market opportunity for preservative-free DEXTENZA because it is a physician-administered, hands-free, therapy administered in the office setting and designed to release the FDA-approved corticosteroid dexamethasone to the ocular surface for up to 30 days.

Although dexamethasone is clinically effective in the treatment of late-phase inflammatory allergic reactions, the safety limitations associated with eye drop administration, including the potential to generate spikes in IOP due to the high levels of drug due to potential patient abuse to treat this symptomatic condition, have limited its widespread adoption. These elevations in IOP can lead to drug-induced glaucoma, although the incidence is low. Further, use of oral anti-histamine medications as well as anti-histamine eye drops for allergic conjunctivitis may dry out the eye and exacerbate the discomfort to some patients. Based on our clinical trial results to date, we believe that using DEXTENZA for allergic conjunctivitis could create a low, tapered, consistent dose of dexamethasone, potentially minimizing or eliminating side effects associated with the eye drop formulation, while retaining the drug’s anti-inflammatory effects.

Completed Phase 2 Clinical Trial

In November 2014, we completed a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked Phase 2 clinical trial evaluating the safety and efficacy of DEXTENZA for the treatment of allergic conjunctivitis. We conducted this trial using a modified version of a controlled exposure model commonly used to assess anti-allergy medications, Ora, Inc.’s modified Conjunctival Allergen Challenge (Ora-Cac®), which we refer to as the CAC Model. The modified CAC achieves a very high transient dose exposure by placing allergen directly into the space between the eyelid and the surface of the eye of the patient. We initially exposed patients to specified allergens to determine which allergens resulted in an allergic response for the patients. If patient was responsive to a particular allergen, we continued to expose the patient to that same allergen prior to each evaluation.

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

First Phase 3 Clinical Trial

We initiated our first planned Phase 3 clinical trials in June 2015, and we reported topline efficacy results in October 2015. This first Phase 3 clinical trial was a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked trial. A total of 73 patients were enrolled in this trial and were randomized in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug. This trial was conducted using the CAC Model. We evaluated patients using three allergen challenges in series for each of two efficacy measures at days 7, 14 and 28 following placement of intracanalicular insert as described below. In this Phase 3 clinical trial, we placed the intracanalicular inserts 48 to 72 hours after exposure to the allergen. In our completed Phase 2 clinical trial, we obtained better efficacy results with this design protocol as noted in the description of the Phase 2 efficacy results above.

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

Second Phase 3 Clinical Trial

We initiated our second Phase 3 clinical trial of DEXTENZA for the treatment of allergic conjunctivitis in November 2015, and we reported topline efficacy results in June 2016. This second Phase 3 clinical trial was a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked trial. A total of 72 patients were enrolled in this trial and randomized in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug. This trial was conducted using the CAC Model. Patients were evaluated using three allergen challenges in series for each of two efficacy measures at days 7, 14 and 28 following insertion of the intracanalicular insert. In this Phase 3 clinical trial, we placed the intracanalicular inserts 48 to 72 hours after exposure to the allergen.

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
				(0.2611)

Safety: There were no serious adverse events reported in this trial. There were a variety of adverse events in both the DEXTENZA group and the vehicle control group, with six patients in the DEXTENZA treatment group with a total of six ocular and one non-ocular adverse events and 11 patients in the vehicle control group with a total of nine ocular and eight non-ocular adverse events. The lower rate of ocular adverse events in the DEXTENZA group could potentially be due to the presence of an anti-inflammatory active pharmaceutical ingredient. Ocular adverse events reported more than one patient in either treatment group included increased IOP, which was experienced by two patients in the DEXTENZA group, as well as dacryostenosis acquired and dacryocanaliculitis, each experienced by two patients in the vehicle control group. Both cases of IOP increased were considered treatment related, as were both cases of dacryocanaliculitis and a single case of dacryostenosis. All other ocular adverse events were reported by single patients in either the DEXTENZA or vehicle control group, with most in the PV group considered treatment related.

Third Phase 3 Clinical Trial

In the third quarter of 2019, we began dosing patients in a 96-subject, pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis. This Phase 3 clinical trial was a U.S.-based, multi-center, 1:1 randomized, double-masked, placebo-controlled trial designed to evaluate the safety and efficacy of DEXTENZA versus a punctum plug using the CAC Model. The trial was designed to assess the effect of DEXTENZA compared with a placebo on allergic reactions using a series of successive allergen challenges over a 30-day period. The primary efficacy endpoint for this trial was ocular itching (subject-reported 5-point scale (0 to 4)) on day 8 at 3 minutes, 5 minutes and 7 minutes post-challenge and included subjects with seasonal and perennial allergens.

Efficacy: DEXTENZA-treated subjects demonstrated a statistically significant (p-value < 0.0001) difference in mean ocular itching scores, compared to vehicle-treated subjects, at all three pre-specified time points (see the figure below). An assessment of the secondary endpoint of ocular itching at all other visits (day 7, day 8 (morning), day 8 (afternoon at 10 minutes following exposure), day 14, and day 15 (morning and afternoon)) also showed that DEXTENZA-treated subjects reported lower itching scores than vehicle-treated subjects at 3 minutes, 5 minutes, 7 minutes and 10 minutes post-exposure to the allergen challenge (p-value <0.05 for all 21 time points except day 7 at 3 minutes).

Primary Efficacy Endpoint Ocular Mean Itching Scores at Day 8 (PM)

*Statistically significant; P≤0.0001; Least Squared Means; Population: ITT = MCMC; Bars represent Standard Error

Safety: In the trial, DEXTENZA was generally observed to have a favorable safety profile and be well-tolerated. No serious adverse events were observed. No subjects required rescue medication and no subjects experienced elevated IOP. There were 8 ocular treatment-emergent adverse events in this trial (2 in the DEXTENZA group and 6 in the vehicle group).

Overview of clinical trial data

Data received from the third Phase 3 clinical trial evaluating DEXTENZA for ocular itching associated with allergic conjunctivitis was generally consistent with our observations in our prior Phase 2 and Phase 3a clinical trials using a similar repeat CAC Model as reflected in the two figures below. For all analyses we have conducted, the subject is the unit of analysis. For the Phase 2 clinical trial, the data shown is for the prespecified primary endpoint of ocular itching at day 15 using the Intent-to-Treat (ITT) population and utilizing the last observation carried forward (LOCF) methodology to impute missing data. For the Phase 3 trials, the data shown is for the prespecified primary endpoint of ocular itching at day 8 using the ITT population and imputing missing data using the Markov Chain Monte Carlo (MCMC) multiple imputation method. The two figures below reflect the Phase 3 data using the MCMC method with different bases for imputation. In the first figure, the basis for imputation for the MCMC method is at the individual eye level. In the second figure, the basis for imputation for the MCMC method is at the subject level (average of the two eyes). Both methods may be appropriate and, in this case, yield similar conclusions. In certain data we have previously disclosed, we have presented analyses using the MCMC method with the individual eye as the basis for imputation. However, the statistical analysis plan for each of the three Phase 3 trials specifies that the basis for imputation for the MCMC method should be the subject level. Multiple other methods of imputation were also performed in some of the Phase 3 studies—including LOCF, baseline observation carried forward (BOCF), worse case observation (WCO), and observation only with no imputation—with similar clinical conclusions.

Primary Efficacy Endpoint – Eye Level Imputation

Mean Ocular Itching Scores Across All Studies

* Statistically Significant; P≤0.0025; Population: ITT + LOCF (Phase 2) & ITT + MCMC (Phase 3)

Primary Efficacy Endpoint – Subject Level Imputation

Mean Ocular Itching Scores Across All Studies

* Statistically Significant; P≤0.0025; Population: ITT + LOCF (Phase 2) & ITT + MCMC (Phase 3)

Regulatory Pathway

In the fourth quarter of 2020, we submitted an sNDA for DEXTENZA under Section 505(b)(2) of the FDCA (See “—Government Regulation—Section 505(b)(2) NDAs” for additional information) to include the treatment of ocular itching associated with allergic conjunctivitis as an additional approved indication. The FDA has accepted our sNDA for filing and has established a target action date under PDUFA of October 18, 2021. We believe that the totality of the efficacy and safety data across the Phase 2 trial and the three Phase 3 trials (n = 323 subjects), as well as the safety data associated with the prior approval of DEXTENZA for the treatment of inflammation and pain following ophthalmic surgery, represent a strong data package in support of the sNDA.

If our sNDA is approved, we expect to launch DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first half of 2022.

Post-Surgical Ocular Inflammation and Pain

DEXTENZA (dexamethasone intracanalicular insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. Following FDA approval, we commercially launched DEXTENZA for the treatment of post-surgical inflammation and pain in July 2019.

We selected dexamethasone as the active pharmaceutical ingredient for DEXTENZA because it:

●	is approved by the FDA and has a long history of ophthalmic use;

●	is available on a generic basis;

●	is highly potent and is typically prescribed for prevention of ocular inflammation and pain following ocular surgery;

●	is available from multiple qualified suppliers; and

●	has physical properties that are well suited for incorporation within our hydrogel technology.

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

The standard regimen for dexamethasone eye drops following cataract surgery is an initial administration of four times daily for one week, with a gradual tapering in the number of eye drops over a four-week period. Such a regimen is often confusing to patients as they must remember to taper the number of times per day they administer the steroid, while also taking multiple drops of other drugs, such as antibiotics and NSAIDs. We believe that local programmed-release of drug to the eye may result in better control of ocular inflammation and pain as compared to prescription eye drops and that a low dose amount may provide enhanced safety by eliminating spikes in IOP associated with high-dose steroid eye drops.

Overview of Clinical Development for Post-Surgical Ocular Inflammation and Pain

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

Investigator-Initiated Trials

We have received proposals for, and plan to support, several investigator-initiated trials evaluating DEXTENZA in different clinical situations. To date, third-party clinical investigators have initiated over 25 trials to study the use of DEXTENZA in cataract surgery and other potential indications. Seven of the trials have completed enrollment, the remaining trials are actively enrolling and treated patients are being followed.

Regulatory Pathway

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

Post-Approval Studies

In September 2020, we announced that we had dosed the first pediatric patients in a Phase 3 clinical trial evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and pain in children following cataract surgery. This planned clinical trial is a post-approval requirement of the FDA in accordance with the Pediatric Research Equity Act of 2003, in connection with the FDA’s prior approval of DEXTENZA for the treatment of inflammation and pain following ophthalmic surgery in adults. The Phase 3 clinical trial is a U.S.-based, randomized, multicenter clinical trial in which we intend to enroll approximately 60 subjects. It is designed to evaluate the safety and biological activity of DEXTENZA compared to an active control, prednisolone acetate suspension eye drops, for the treatment of inflammation and pain following ocular surgery for pediatric cataract in children between zero and three years of age. The primary endpoint is the absence of pain at day eight post-treatment as measured by a FLACC (Face, Legs, Activity, Cry, Consolability) score of zero.

Foreign Approvals

Outside the United States, we continue to assess whether to seek regulatory approval for DEXTENZA in markets such as the European Union, Australia and Japan based on the market opportunity, particularly pricing, and the requirements for marketing approval. Given our prioritization of the clinical development of our sustained-release product candidates and our planned commercialization efforts for our initial intracanalicular insert product candidates in the United States, we will need to engage a third parties to assist us in the approval process. We have entered into a license agreement and collaboration with AffaMed for the development and commercialization of DEXTENZA, along with OTX-TIC, in specified Asian markets. From time to time, we may consider additional arrangements with other companies to address markets outside of the United States.

If we or our collaborators obtain regulatory approval to market and sell DEXTENZA in international markets, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize DEXTENZA. See “—Government Regulation—Review and Approval of Medical Devices in the European Union” for additional information.

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

ReSure Sealant provides a novel means of definitive wound closure in situations in which the surgeon observes a wound leak at the conclusion of surgery and/or would otherwise use sutures. We believe ReSure Sealant offers important benefits over sutures, including superior wound closure, a better safety profile and less follow-up.

The market opportunity for a surgical sealant following cataract surgery may be modest because sutures are used in a minority of cataract surgeries and, currently, there is no direct reimbursement for ReSure Sealant. While ReSure Sealant remains commercially available in the United States, there is no sales support and only limited commercial support for this product at this time. As a result, we do not expect to generate meaningful levels of revenue from the sale of ReSure Sealant.

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

The second post-approval study, which we refer to as the Device Exposure Registry Study, was a retrospective analysis of the IRIS Registry, comparing endophthalmitis rates from sites that purchased ReSure Sealant versus those sites that did not. We completed the retrospective study in accordance with our agreement with the FDA and submitted the final study report for the Device Exposure Registry Study to the FDA in January 2021. We anticipate that the FDA will review the report within 90 days of our submission and notify us as to whether our obligation to conduct the post-approval study has been satisfied. Failure by us to conduct the required post-approval trial for ReSure Sealant to the FDA’s satisfaction may result in withdrawal of the FDA’s approval of ReSure Sealant or other regulatory action.

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

Sales, Marketing and Distribution

We plan to prioritize our commercialization efforts in the United States. We generally expect to retain commercial rights in the United States to any of our local programmed-release drug delivery product candidates for front-of-the-eye diseases and conditions for which we may receive marketing approvals and which we believe we can successfully commercialize. In general, if we receive approval to market any of our product candidates in the United States, we plan to then evaluate the regulatory approval requirements and commercial potential for any such product candidate in Europe, Japan and other selected geographies. If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval.

ReSure Sealant

We commercially launched ReSure Sealant in the United States in February 2014. While ReSure Sealant remains commercially available in the United States, there is no sales support and only modest commercial support for this product at this time. We may decide to actively promote ReSure Sealant in the future with the current sales force that supports DEXTENZA.

DEXTENZA

We sell DEXTENZA in the United States to a network of specialty distributors, who then resell DEXTENZA to ASCs and hospital outpatient departments, or HOPDs. In connection with our commercial launch of DEXTENZA, we have built a highly targeted, key account sales force that focuses on the ASCs responsible for the largest volumes of cataract surgery in the United States and their affiliates, with an initial emphasis on the approximately two million cataract procedures performed annually under Medicare Part B.

We expect to grow our salesforce in 2021 to increase our active number of accounts and penetrate each account more deeply. Our current field sales team consists of approximately 30 key account managers, or KAMs; nine Field Reimbursement Managers, or FRMs; and three Regional Directors, or RDs. We intend to add up to six KAMs and up to two FRMs, and we may add one RD, during the course of 2021.

We have entered into a license agreement and collaboration with AffaMed for the development and commercialization of DEXTENZA, along with OTX-TIC, in specified Asian markets.

If our sNDA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional approved indication for DEXTENZA is approved, we expect to launch DEXTENZA for that indication in the first half of 2022. We expect initially to support the launch of DEXTENZA for this indication with our existing field force given the high degree of overlap between surgeons performing cataract surgery and those that treat severe allergic conjunctivitis. Following launch, we will consider the potential need for additional resources that may be required to support continued commercialization.

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

We actively protect our innovations by seeking patents and other forms of intellectual property to cover our inventions. We also seek to in-license and acquire intellectual property to provide additional protection. As a result, we have patents and/or patent applications pending for all of our commercial products and product candidates, as well as trade secrets to protect proprietary manufacturing processes.

Several patents and applications have been in-licensed from Incept. The license from Incept is limited to the fields of human ophthalmic diseases and conditions, acute post-surgical pain and ear, nose and/or throat diseases or conditions. As of February 26, 2021, we have licensed from Incept a total of 16 U.S. patents, 8 U.S. patent applications and foreign counterparts of some of these patents and patent applications.

The following is a summary of patents and patent applications that cover our commercial products and potentially cover our product candidates:

OTX-TKI (axitinib intravitreal implant) for Wet AMD, DME and RVO

We have licenses to several U.S. patents and patent applications with the potential to cover this product candidate: three U.S. patents and issued patents in Australia, the European Union and Japan covering certain drug-release features of the hydrogel implant in combination with its hydrogel composition, all of which are expected to expire in 2027; two granted U.S. patents which are expected to expire in 2033 and 2034; and issued patents in Australia, Canada, China, Hong Kong, the European Union, India, Japan and South Korea covering the process of making the hydrogel implant with its drug release features and the resultant compositions that are expected to expire in 2032.

We own a pending patent application in the United States with the potential to cover this product candidate that, if granted, is expected to expire in 2041.

OTX-TIC (travoprost intracameral implant) for glaucoma or ocular hypertension

We have licenses to a pending U.S. application and foreign patent applications pending in Australia, Brazil, Canada, China, the European Union, Israel, India, Japan and Korea that potentially cover this product candidates that, if granted, are expected to expire in 2037.

We own a pending patent application in the United States and under the Patent Cooperation Treaty, or PCT, with the potential to cover this product candidate that, if granted, is expected to expire in 2042.

OTX-CSI (cyclosporine intracanalicular insert) for dry eye disease

We have licenses to three U.S. patents, patents which have issued in Australia, Canada, China and Japan, and pending applications in the European Union and India that potentially cover this product candidate, all of which are expected to expire in 2030 and cover compositions and methods of use of this product candidate.  We own a pending patent application in the United States with the potential to cover this product candidate that, if granted, is expected to expire in 2041.

OTX-DED (dexamethasone intracanalicular insert) for episodic dry eye disease

We have licenses to three U.S. patents, patents which have issued in Australia, Canada, China and Japan, and pending applications in the European Union and India that potentially cover this product candidate, all of which are expected to expire in 2030 and cover compositions and methods of use of this product candidate.  We own a pending patent application in the United States with the potential to cover this product candidate that, if granted, is expected to expire in 2041.

DEXTENZA ® (dexamethasone ophthalmic insert) 0.4 mg

We have licenses to three U.S. patents, patents which have issued in Australia, Canada, China and Japan, and pending applications in the European Union and India, that cover this product, all of which are expected to expire in 2030 and cover compositions and methods of use of this product candidate.

We also recently acquired a U.S. patent application with the potential to cover this product that, if granted, is expected to expire in 2036.

DEXTENZA ® (dexamethasone ophthalmic insert) 0.4 mg for allergic conjunctivitis

We have licenses to three U.S. patents, patents which have issued in Australia, Canada, China and Japan, and pending applications in the European Union and India, that potentially cover this product candidate, all of which are expected to expire in 2030 and cover compositions and methods of use of this product candidate.  We own a pending patent application in the United States with the potential to cover this product candidate that, if granted, is expected to expire in 2041.

ReSure® Sealant

We have licenses to two U.S. patents that cover ReSure Sealant. One U.S. patent is expected to expire in 2024 and covers the process of making and using hydrogel compositions. Our second U.S. patent is expected to expire in 2032 and covers certain features of the ReSure Sealant package.

The existence of patent applications does not guarantee that a patent will issue, or that any patent that does issue will cover the product or product candidate. Issued patents are subject to validity and infringement challenges by third parties with uncertain chances of success.

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

For patent applications covering our products and developmental candidates, we typically file patent applications under the PCT which provides for the filing of a single application that preserves the right to file in national patent offices in other countries up to 30 months from the first priority date.

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

AffaMed License Agreement

On October 29, 2020, we entered into a license agreement, or the License Agreement, with AffaMed for the development and commercialization of DEXTENZA regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis, or collectively, the DEXTENZA Field, and for OTX-TIC, or collectively with DEXTENZA, the AffaMed Licensed Products, regarding open-angle glaucoma and ocular hypertension, or collectively, the TIC Field and, with the DEXTENZA Field, each a Field, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations, or collectively, the Territories. We retain development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

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

Under the terms of the License Agreement, we received upfront payments totaling $12 million in the fourth quarter of 2020. We are also eligible to receive up to an additional $91 million in aggregate, inclusive of a low-seven-figure clinical support payment, upon the achievement of certain development and commercial milestones. There can be no guarantee, however, that any of these milestones will be achieved. We are also entitled to receive tiered, escalating royalties on the net sales of the AffaMed Licensed Products ranging from a low-teen to low-twenties percentage. Royalties under the License Agreement are payable on an AffaMed Licensed Product-by-AffaMed Licensed Product and jurisdiction-by-jurisdiction basis and are subject to potential reductions in specified circumstances, subject to a specified floor.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, and compounding pharmacies. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of our potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Competitors of our Intracanalicular Insert Product Candidates

Several competitors are developing sustained drug release products for the same ophthalmic indications as our retinal implants, intracameral implants, intracanalicular insert and wound sealant products and product candidates, as set forth below.

Competitors of our Retinal Implants

Our intravitreal implant for the treatment of wet AMD will compete with anti-VEGF compounds administered in their current formulation and prescribed for the treatment of wet AMD as these agents can in some instances deliver one to two months or more of therapeutic effect. They include Lucentis, Eylea, Beovu and off-label use of the cancer therapy Avastin. Multiple companies, although all in early stages of development, are exploring ways to deliver anti-VEGF products in a sustained-release fashion, including Clearside Biomedical, Inc., which is pursuing a TKI (axitinib) administered into the suprachoroidal space; Eyepoint Pharmaceuticals, Inc., which is pursuing a sustained-release bioerodible device containing a TKI (vorolanib) using its Durasert™ technology; Aerie Pharmaceuticals, which is pursuing development of a 4-6 month TKI implant (axitinib) using its Print® manufacturing technology; Graybug Vision, Inc. which is pursuing a sustained-release microparticle depot TKI formulation (sunitinib) to extend therapeutic drug levels in ocular tissue for up to six months; and Kodiak Sciences Inc., which is pursuing sustained release therapies based on its anti-VEGF biopolymer conjugate technology. In addition, there are several companies pursuing gene therapy to treat retinal diseases including Adverum Biotechnologies, Inc. and REGENXBIO Inc. There also are a number of companies with products in development targeting the inhibition of the complement system to address retinal diseases, specifically geographic atrophy including Apellis Pharmaceuticals, IVERIC bio, Inc., Annexion Biosciences, Gyroscope Therapeutics, Genentech/Ionis and Janssen Pharmaceutical, among others.

Competitors of OTX-TIC

Allergan PLC, now owned by AbbVie, Inc., received approval in March 2020 of DURYSTA™, a biodegradable bimatoprost intracameral implant consisting of a PGA and a biodegradable polymer matrix for the reduction of IOP in patients with open-angle glaucoma or ocular hypertension. Allergan purchased ForSight VISION5 who was conducting a Phase 2 clinical development of the Helios insert, a sustained-release ocular insert placed below the eyelid that delivers bimatoprost for the treatment of glaucoma. Glaukos, Inc. is in Phase 3 trials with its iDose technology to deliver travoprost for the treatment of glaucoma. In addition, several other companies have announced their intention to develop products for treatment of glaucoma using sustained-release therapy, although each of these is at an early stage of development. Mati Therapeutics has conducted a Phase 2 clinical development of an intracanalicular insert for the treatment of glaucoma.

Competitors of OTX-CSI and OTX-DED

A number of therapies are currently available for the treatment of DED in the United States. The most commonly used treatments for DED in the United States are over-the-counter eye drops, often referred to as “artificial tears,” and three FDA-approved prescription eye drop therapies: Restasis, Xiidra and Cequa. Artificial tears are intended to supplement insufficient tear production or improve tear film instability, but are primarily saline-based and provide only temporary relief. Restasis and Cequa, both calcineurin inhibitor immunosuppressants, and Xiidra, a LFA-1 antagonist, address chronic inflammation associated with DED. Kala Pharmaceuticals received approval in 2020 and launched EYESUVIS™, (loteprednol etabonate ophthalmic suspension) 0.25% for the short term (up to two weeks) treatment of the signs and symptoms of dry eye disease. Other treatment options include ointments, gels, warm compresses, omega-3 fatty acid supplements and a number of medical devices. We are aware of many other companies developing therapies for DED, including Aerie Pharmaceuticals, Alcon, Aldeyra Therapeutics, Allergan, Aurinia Pharmaceuticals, Azura Ophthalmics, Bausch Health (Novaliq), HanAll BioPharma, Johnson & Johnson, Mitotech, Novartis, Oyster Point Pharma, Parion Sciences, ReGenTree, Silk Technologies, Sylentis, TearSolutions, and TopiVert Pharma.

Competitors of DEXTENZA

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018. DEXYCU is an injection of dexamethasone at the time of surgery into the posterior chamber of the eye (behind the iris) to treat inflammation associated with cataract surgery. Icon Biosciences Inc. was subsequently bought by pSvidia Corporation in March 2018 and, at the same time, the new entity was renamed Eyepoint. Eyepoint launched DEXYCU commercially in the first quarter of 2019.

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

An applicant seeking approval to market and distribute a new drug or biological product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

●	submission to the FDA of an IND, which must take effect before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

●	preparation and submission to the FDA of a new drug application, or NDA, for a drug candidate product and a biological licensing application, or BLA, for a biological product requesting marketing for one or more proposed indications;

●	review by an FDA advisory committee, where appropriate or if applicable;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of clinical data;

●	payment of user fees and securing FDA approval of the NDA or BLA; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved NDA or BLA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. For our intracanalicular insert product candidates, we have typically conducted our initial and earlier-stage clinical trials outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our intracanalicular insert product candidates in the United States.

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

The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency. The decision to terminate development of an investigational drug or biological product may be made by either a health authority body such as the FDA, an IRB or ethics committee, or by us for various reasons. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB, or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

Drug and biologic companies are required to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase 1: The drug or biologic is initially introduced into a small number of healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

●	Phase 2: The drug or biologic is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

●	Phase 3: The drug or biologic is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Safety and Innovation Act, or the FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. Congress amended the FDA Reauthorization Act of 2017, or FDARA. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an application or supplement to an application.

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

The NDA and BLA are thus the vehicles through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for product candidates with orphan designation and a waiver for certain small businesses.

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

The FDA’s Decision on an Application

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the application, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

●	product seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

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

Specifically, in order for an abbreviated new drug application, or ANDA, to be approved, the FDA must find that the generic version is identical to the reference listed drug, or RLD, with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

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

Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;

●	the listed patent has expired;

●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

●	the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

Biosimilars

The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, or ACA, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2021, the FDA has approved 29 biosimilar products for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidance is expected to be finalized by FDA in the near term.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by the proposed product.

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

PMA applications are subject to an application fee. For federal fiscal year 2021, the standard fee is $365,657 and the small business fee is $91,414.

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

Post-Marketing Restrictions and Enforcement

After a device is placed on the market, numerous regulatory requirements apply. These include but are not limited to:

●	submitting and updating establishment registration and device listings with the FDA;

●	compliance with the QSR, which require manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;

●	unannounced routine or for-cause device inspections by the FDA, which may include our suppliers’ facilities labeling regulations, which prohibit the promotion of products for uncleared or unapproved or “off-label” uses and impose other restrictions on labeling; and

●	post-approval restrictions or conditions, including requirements to conduct post-market surveillance studies to establish continued safety data or tracking products through the chain of distribution to the patient level.

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

The failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions or civil penalties;

●	recalls, detentions or seizures of products;

●	operating restrictions;

●	delays in the introduction of products into the market;

●	total or partial suspension of production;

●	delay or refusal of the FDA or other regulators to grant 510(k) clearance or PMA application approvals of new products;

●	withdrawals of 510(k) clearance or PMA application approvals; or

●	in the most serious cases, criminal prosecution.

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

Review and Approval of Combination Products in the United States

Certain products may be comprised of components that would normally be regulated under different types of regulatory authorities, and frequently by different Centers at the FDA. These products are known as combination products. Specifically, under regulations issued by the FDA, a combination product may be:

●	a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;

●	two or more separate products packaged together in a single package or as a unit and comprised of drug and device products;

●	a drug or device packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug or device where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or

●	any investigational drug or device packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

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

Review and Approval of Medical Products in the European Union

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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will become directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.

The Regulation was published on June 16, 2014 but has not yet become effective. In January 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system. The EMA has indicated that the system will go live in December 2021.

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

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

●	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.

●	The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

●	The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

Review and Approval of Medical Devices in the European Union

The European Union has adopted numerous directives and standards regulating, among other things, the design, manufacture, clinical trials, labeling, approval and adverse event reporting for medical devices. In the European Union, or the EU, medical devices must comply with the Essential Requirements in Annex I to the currently applicable EU Medical Devices Directive (Council Directive 93/42/EEC), or the Essential Requirements. Compliance with these requirements is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold in the European Economic Area, or EEA, comprised of the European Union member states plus Norway, Iceland, and Liechtenstein.

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

The legal framework currently applicable for medical devices in the European Union will soon be amended by Medical Devices Regulation (Regulation (EU) 2017/745) adopted in 2017, which we refer to as the MDR and which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the European Economic Area, or EEA, member states, the MDR will be directly applicable (i.e., without the need for adoption of EEA member State laws implementing them) in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical and ensure a high level of safety and health.

Currently, the MDR is scheduled to become applicable on May 26, 2021. Once applicable, the MDR will, among other things:

●	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

●	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

●	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and

●	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

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

Section 1833(t)(6) of the Social Security Act provides for temporary additional payments or “transitional pass-through payments” for certain drugs and biological agents. As originally enacted by the Balanced Budget Refinement Act of 1999, this provision required Centers for Medicare and Medicaid Services, or CMS, to make additional payments to hospitals for current orphan drugs, as designated under section 526 of the FDCA; current drugs and biological agents and brachytherapy sources used for the treatment of cancer; and current radiopharmaceutical drugs and biological products. Transitional pass-through payments are also provided for certain new drugs, devices and biological agents that were not paid for as a hospital outpatient department service as of December 31, 1996, and whose cost is “not insignificant” in relation to the Outpatient Prospective Payment System payment for the procedures or services associated with the new drug, device, or biological. Under the statute, transitional pass-through payments can be made for at least two years but not more than three years.

We applied for a transitional pass-through reimbursement status on November 30, 2018 for DEXTENZA from CMS. In May 2019, we received formal notification from CMS that it had approved transitional pass-through payment status and established an interim billing code, known as a C-Code, for DEXTENZA that subsequently became effective on July 1, 2019. We also submitted an application to CMS for a J-Code for DEXTENZA in December 2018 and received a specific and permanent J-Code J1096 in July 2019 which became effective on October 1, 2019. With the effectiveness of our permanent J-Code for DEXTENZA as of October 1, 2019, our C-code is no longer in effect. J-Codes are familiar to both medical practices and their billing staffs, as well as Medicare (Part B and Part C) and commercial insurers. As a result, J-Codes generally allow for a simpler and more convenient reimbursement process.  We expect pricing for DEXTENZA while in pass-through payment status to be approximately $538 per insert, and we expect pass-through status to remain in effect for up to three years from the effective date of the C-code, or July 1, 2019.

To date, four of seven Medicare Administrative Contractors, or MACs, have established physician fee schedules for the Category III Current Procedural Terminology, or CPT, procedure code 0356T currently in effect for the administration of drug-eluting intracanalicular inserts, including DEXTENZA: Novitas Solutions, Inc., or Novitas; First Coast Service Options, Inc., or First Coast; National Government Services, Inc., or NGS; and Wisconsin Physician Services, Inc, or WPS. The professional fee for CPT code 0356T is now eligible for physician payment for each insertion, in accordance with the applicable MAC’s fee schedule.  Novitas covers Medicare patients in New Mexico, Texas, Colorado, Oklahoma, Arkansas, Louisiana, Mississippi, New Jersey, Pennsylvania, Delaware, Virginia and the District of Columbia. First Coast covers Medicare patients in Florida, Puerto Rico, and the U.S. Virgin Islands. NGS covers Medicare patients in Illinois, Minnesota, Wisconsin, New York, Massachusetts, Connecticut, New Hampshire, Maine, Rhode Island, and Vermont. Wisconsin Physician Services, Inc. covers Medicare beneficiaries in Iowa, Kansas, Missouri, Nebraska, Indiana and Michigan. Combined, Novitas, First Coast, NGS and WPS cover over 60% of all Medicare beneficiaries. As of March 1, 2021, all seven MACs were reimbursing providers for intracanalicular insertions under CPT code 0356T despite only four of them having published physician fee schedules for the procedure.

On November 4, 2020, we announced that our application to the American Medical Association CPT Editorial Panel, or the Panel, for the creation of a Category I CPT procedure code had been granted. Category I CPT codes normally have a standardized Medicare physician fee schedule. As a result, they can improve coverage and payment across all payers for procedures performed in both the ASC and physician office settings. The Panel has agreed to create a permanent Category I CPT procedure code, effective January 1, 2022, to replace CPT code 0356T currently in effect for the administration of drug-eluting intracanalicular inserts including DEXTENZA.

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

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, including the Final Omnibus Rule published in January 2013, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

●	the federal transparency requirements under the ACA, known as the federal Physician Payments Sunshine Act, will require certain manufacturers of drugs, devices, biologics and medical supplies to report to CMS within the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests held by physicians and their immediate family members; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit. A ruling by the U.S. Supreme Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Human Capital

As of December 31, 2020, we had 181 full-time employees. The following table provides an overview of the distribution of those employees:

Department	Headcount
Research & Development	73
Sales & Marketing	67
Manufacturing	13
General & Administrative	28
Total Employees	181

We are committed to inclusion and diversity and believe that these are important elements of our culture that enables us to attract and retain a high quality workforce. As of December 31, 2020, our workforce was composed of 48% female and 52% male, and 25% of the workforce was non-white.

The development, attraction and retention of employees is a critical success factor for us for the execution of our business strategy and succession planning. To support the advancement of our employees, we offer training and development programs encouraging advancement from within and continue to fill our team with strong and experienced management talent. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating unit level.

We provide employee wages and benefits that are competitive and consistent with the employee positions, skill levels, experience, knowledge and geographic location. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We value the health, safety and wellbeing of our employees and their families. In response to the COVID-19 pandemic, we have implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes allowing a number of our corporate employees to work remotely, as appropriate, while implementing significant safety measures designed to protect the health of all those entering our office.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in 2006. Our principal executive offices are located at 24 Crosby Drive, Bedford, MA 01730, and our telephone number is (781) 357-4000. Our manufacturing is located at 36 Crosby Drive, Suite 101, Bedford, MA 01730 and our research and development operations are located at 15 Crosby Drive, Bedford, MA 01730. Our website address is www.ocutx.com.

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

The following risk factors and other information included in this Annual Report on Form 10-K, including under the heading “Summary of Risk Factors” in this Annual Report, should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors and the summary of principal risks facing our business that follows. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to the Coronavirus Pandemic

The coronavirus (COVID-19) pandemic has disrupted, and is expected to continue to adversely affect, our operations, including the progress of our commercialization of DEXTENZA and our ability to generate revenue from sales of DEXTENZA or ReSure Sealant.  In the future, it may have other adverse effects on our business and operations, including potentially delaying one or more of our clinical trials. In addition, this pandemic initially caused substantial disruption in the financial markets and has adversely impacted economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

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

We believe the COVID-19 pandemic has adversely affected, and we expect it to continue to adversely affect, the progress of our commercialization of DEXTENZA and our ability to generate revenue from sales of DEXTENZA, as a result of many factors, including:

●	a decrease in patients attending routine ophthalmology appointments or undergoing elective surgical procedures, including cataract surgery;
●	diversion of healthcare resources away from elective surgical procedures, including cataract surgery, to focus on pandemic concerns;
●	potential interruptions in global shipping affecting the transport of raw materials used in the manufacture of our product, drug product, patient samples and related literature; and
●	the prolonged impact on travel that might continue to interrupt key commercialization activities, such as travel by our key account managers, which could adversely impact the progress of our commercialization of DEXTENZA.

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

Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability to provide materials for our product candidates, the operations of our clinical trials, or the regulatory review process could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results. For example, we saw a slight slowdown in our enrollment in the fourth cohort of our Phase 1 clinical trial evaluating OTX-TIC due to COVID-19. As a result, we provided topline data for this clinical trial in the first quarter of 2021 instead of the fourth quarter of 2020 as originally planned. If similar delays affect our enrollment of our planned Phase 2 clinical trial for OTX-TIC or any of our ongoing or planned clinical trials, the completion of such trials could be delayed.

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

The COVID-19 pandemic continues to evolve and its ultimate scope, duration and effects are unknown. The extent of the impact on our business, preclinical studies and clinical trials, commercialization activities and revenue will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These include, but are not limited to, the duration of the outbreak; actions to contain the pandemic or treat its impact, such as travel restrictions, vaccination campaigns, social distancing and quarantines or lock-downs in the United States and other countries; business closures or business disruptions; and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The pandemic initially caused significant disruptions in the financial markets, and may cause additional disruptions in the future, any of which could adversely impact our ability to raise additional funds through public offerings or private placements or impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to continue to adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $60.0 million for the year ended December 31, 2018, $86.4 million for the year ended December 31, 2019 and $155.6 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $539.3 million. We have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and the commercialization of ReSure Sealant and DEXTENZA® for the treatment of ocular inflammation and pain following ophthalmic surgery. Although we expect to continue to generate revenue from sales of ReSure Sealant and DEXTENZA, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our products or product candidates;
●	continue to pursue the clinical development of DEXTENZA for additional indications;
●	continue ongoing clinical trials of our product candidates OTX-TKI, OTX-TIC, OTX-CSI, and OTX-DED;
●	initiate planned Phase 2 clinical trials for our product candidates OTX-TKI and OTX-TIC;
●	conduct joint research and development under our strategic collaboration with Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds to treat retinal diseases;
●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in certain Asian countries pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;
●	continue the research and development of our other product candidates;
●	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our front-of-the-eye and back-of-the-eye programs and potential opportunities outside the field of ophthalmology;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;
●	maintain, expand and protect our intellectual property portfolio;

●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	defend ourselves against legal proceedings;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

Prior to our commercial launch of DEXTENZA in July 2019, ReSure Sealant was our only source of revenue from product sales. However, sales of ReSure Sealant have not generated, and we do not anticipate that they will ever generate, significant revenue. For us to become and remain profitable, we will need to continue to successfully commercialize DEXTENZA and to successfully develop and commercialize other products with significant market potential. This will require us or our current or future collaborators to be successful in a range of challenging activities, including:

●	successfully continuing to commercialize DEXTENZA in the United States, including by further developing our sales force, marketing and distribution capabilities;
●	successfully completing clinical development of our product candidates, including DEXTENZA for additional indications as well as OTX-TKI, OTX-TIC, OTX-CSI, and OTX-DED;
●	obtaining marketing approval for these product candidates;
●	manufacturing at commercial scale, marketing, selling and distributing DEXTENZA and any other products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third-party payors for our products; and
●	protecting our rights to our intellectual property portfolio.

Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of DEXTENZA. However, the successful commercialization of DEXTENZA in the United States is subject to many risks. The COVID-19 pandemic has reduced the number of elective ophthalmic surgeries performed since mid-March 2020. Although we saw signs of a partial recovery in the number of cataract surgeries during the second half of 2020, we believe the number of procedures currently being performed continues to be below the level performed prior to the COVID-19 pandemic. DEXTENZA is our first significant product launch, and we may not be able to continue to commercialize DEXTENZA successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. We do not anticipate revenue from sales of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery will be sufficient for us to become profitable for several years, if ever. Furthermore, if we are unable to achieve our revenue estimates for DEXTENZA, our ability to raise additional capital may be negatively impacted.

We may not succeed in our continued commercialization efforts and may never generate revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.  A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue to commercialize DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and any additional indications for which we receive marketing approval, including expanding our product manufacturing, sales, marketing and distribution capabilities, and advance OTX-TKI, OTX-TIC, OTX-CSI, and OTX-DED through Phase 2 clinical development. We also expect to devote substantial financial resources as we conduct late stage clinical trials for our local programmed-release drug delivery product candidates, including DEXTENZA for additional indications including ocular itching associated with allergic conjunctivitis, and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results. In addition, we plan to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates. Accordingly, we will need to obtain substantial additional funding to fully support our continuing operations and ongoing commercialization efforts for DEXTENZA. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of December 31, 2020, we had cash and cash equivalents of $228.1 million, outstanding debt of $25.0 million, net of unamortized discount, and $37.5 million aggregate principal amount of senior subordinated convertible notes plus accrued interest of $4.2 million. We believe that our existing cash and cash equivalents of $228.1 million as of December 31, 2020, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. Our future capital requirements will depend on many factors, including:

●	our ability to continue to commercialize and sell DEXTENZA in the United States;
●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;
●	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;
●	the costs of expanding our facilities to accommodate our manufacturing needs and headcount;
●	the progress, costs and outcome of our planned and ongoing clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications, OTX-TIC for the treatment of glaucoma or ocular hypertension, OTX-TKI for the treatment of wet AMD, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;
●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, from Regeneron as potential option exercise fees, development, regulatory and sales milestone payments and royalty payments and the amounts we are obligated to pay to Regeneron as reimbursement if it chooses to exercise its option to advance a product candidate under our collaboration agreement;
●	the amounts we are entitled to receive, if any, from AffaMed as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

Conducting preclinical testing and clinical trials, seeking market approvals and commercializing products are time-consuming, expensive and uncertain processes that take years to complete.  We may never generate the necessary data or results required to obtain regulatory approval of products with the market potential sufficient to enable us to achieve profitability.  We may not generate significant revenue from sales of any product for several years, if at all.  Accordingly, we will need to obtain substantial additional financing to achieve our business objectives.  Adequate additional financing may not be available to us on acceptable terms, or at all.  In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or products or product candidates.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides for Regeneron’s reimbursement of certain preclinical expenses incurred by us under our collaboration agreement and for the potential receipt of option exercise, development, regulatory and sales milestone and royalty payments and our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments and royalty payments.  To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under our credit facility pursuant to which we have a total borrowing capacity of $25.0 million, which has been fully drawn down, or the Credit Facility may limit our ability to obtain additional debt financing.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.  The COVID-19 pandemic initially caused significant disruptions in the financial markets, and may cause disruptions in the future, any of which could adversely impact our ability to raise additional funds through equity or debt financings.

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

We have a significant amount of indebtedness.  Under our Credit Facility, as amended to date, we have $25.0 million, net of unamortized discount, of outstanding principal indebtedness.  Under the accompanying credit and security agreement, as amended and/or restated to date, the Credit Agreement, we were permitted to make interest-only payments until January 1, 2021.  Our obligations under the Credit Agreement are secured by all of our assets, including our intellectual property.   The Credit Agreement also includes customary affirmative and negative covenants, including limitations on dispositions, mergers or acquisitions; incurring indebtedness, liens or encumbrances; paying dividends; making certain investments; and engaging in certain other business transactions. In March 2019, we issued $37.5 million aggregate principal amount of issued and outstanding senior unsubordinated convertible notes, or the Convertible Notes. The Convertible Notes mature on March 1, 2026 and interest on the Convertible Notes is payable at maturity or if earlier converted, repurchased or redeemed pursuant to their terms. We could in the future incur additional indebtedness beyond such amounts, including by potentially amending our Credit Agreement.

Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

●	requiring us to dedicate a substantial portion of cash and cash equivalents and marketable securities to the payment of interest on, and principal of, our debt, which would reduce the amounts available to fund working capital, commercialization expenditures associated with DEXTENZA, capital expenditures, product development efforts and other general corporate purposes;
●	obligating us to negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, encumbering our intellectual property, incurring additional indebtedness or liens, paying dividends, making investments and engaging in certain other business transactions;
●	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
●	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority, or FCA, announced plans to phase out the use of LIBOR by the end of 2021. In November 2020, the International Exchange Benchmark Administration, the administrator of LIBOR, announced its decision to consult on ceasing the publication of rates for certain short-term LIBOR tenors effective December 31, 2021, and for the remaining tenors effective June 30, 2023. Financial regulatory agencies including the U.S. Federal Reserve and the FCA expressed support for announcement. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. We may incur significant expenses to amend our LIBOR-indexed loans and other applicable financial or contractual obligations, including our Credit Facility, to a new reference rate, which may differ significantly from LIBOR. Accordingly, the use of an alternative rate could result in increased costs, including increased interest expense on our credit facilities, and increased borrowing and hedging costs in the future. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company.  Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of our products and product candidates, and commercializing ReSure Sealant and DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery. We have a limited history of commercializing products. To date, we have not generated significant revenue from the sale of either ReSure Sealant or DEXTENZA or revenue that is sufficient to achieve profitability. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our management has broad discretion in the use of our available cash and other sources of funding and could spend those resources in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of our product candidates. Pending its use, our available cash may be invested in a manner that does not produce income or that loses value.

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

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular insert products for diseases and conditions of the front of the eye and for our other product candidates.  In particular, we are investing substantial resources to complete the development of DEXTENZA for allergic conjunctivitis, OTX-TKI for wet AMD, OTX-TIC for glaucoma or ocular hypertension, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease.  We have received a target action date under the Prescription Drug User Fee Act, commonly known as PDUFA, of October 18, 2021, for our supplemental New Drug Application, or sNDA, to include ocular itching associated with allergic conjunctivitis as an additional indication. We currently have several ongoing and planned clinical trials, including our Phase 1 clinical trial of OTX-TKI, our Phase 1 clinical trial of OTX-TIC, our Phase 2 clinical trial of OTX-CSI, and our Phase 2 clinical trial for OTX-DED. If these or other clinical trials of any product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether our products and product candidates will receive marketing approval or reach successful commercialization. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications.

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

If clinical trials of our intracanalicular insert, intravitreal implant, intracameral implant, or suprachoroidal implant product candidates or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of such product candidate.

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

We announced topline results from a third Phase 3 clinical trial of DEXTENZA for post-surgical ocular inflammation and pain in November 2016, which we used to support the potential labeling expansion of DEXTENZA’s indications for use.  We modified the design of this third Phase 3 clinical trial compared to our two previous Phase 3 clinical trials of DEXTENZA based on our learnings from these trials.  In this trial, DEXTENZA successfully met its two primary efficacy endpoints for inflammation and pain, achieving statistically significant differences between the treatment group and the placebo group for the absence of inflammatory cells on day 14 and the absence of pain on day 8, respectively.  Secondary analyses on the primary efficacy measures have also been completed.  DEXTENZA achieved each of the secondary endpoints related to absence of inflammatory cells, absence of pain, and absence of anterior chamber flare with statistical significance compared to placebo at each of the pre-specified time points, with the exception of the endpoint for the absence of inflammatory cells at day 2 (which is the day following surgery).  Based on the results of our third Phase 3 clinical trial of DEXTENZA and subsequent approval in November 2018 for the pain indication pursuant to the initial NDA, we submitted an sNDA for DEXTENZA for the treatment of post-surgical ocular inflammation in January 2019, and the FDA approved the sNDA in June 2019.

In our first Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, for which we announced topline results in October 2015, DEXTENZA met one of the two primary endpoints.  DEXTENZA achieved the primary endpoint for ocular itching associated with allergic conjunctivitis but not the primary endpoint for conjunctival redness, in each case measured on day 7 after insertion of the insert.  The difference in the mean scores for ocular itching between the DEXTENZA group and the placebo group was greater than 0.5 units on a five point scale at all time points on day 7 post-insertion and was greater than 1.0 unit at a majority of the time points on day 7 post-insertion.  The DEXTENZA group did not achieve these pre-specified endpoints on day 7 post-insertion with respect to conjunctival redness.  In our second Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, for which we announced topline results in June 2016, DEXTENZA did not meet the sole primary endpoint for ocular itching.  The single primary endpoint of the second Phase 3 clinical trial was the difference in the mean scores in ocular itching between the treatment group and the placebo comparator group at three time points on day 7 following insertion of the inserts.  While mean ocular itching was seen to be numerically lower (more favorable) in the DEXTENZA treatment group compared to the placebo group measured at each of the three specified times on day 7 following insertion of the inserts, at 3, 5, and 7 minutes by -0.18, -0.29, and -

0.29 units, respectively, on a five point scale, this difference did not reach statistical significance.  In addition, the trial did not achieve the requirement of at least a 0.5 unit difference at all three time points on day 7 following insertion of the inserts and at least a 1.0 unit difference at the majority of the three time points between the treatment group and the placebo group on day 7 following insertion of the inserts.  Further, in our prior Phase 2 clinical trial of DEXTENZA in which we were evaluating DEXTENZA for allergic conjunctivitis, DEXTENZA met one of the two primary efficacy measures.  The DEXTENZA treatment group achieved a mean difference compared to the vehicle control group of more than 0.5 units on a five point scale on day 14 for all three time points measured in a day for both ocular itching and conjunctival redness.  The DEXTENZA group did not achieve a mean difference compared to the vehicle control group of 1.0 unit for the majority of the three time points measured on day 14 for either ocular itching or conjunctival redness.   Post-hoc analyses that we performed on the results of our two completed Phase 3 clinical trials for allergic conjunctivitis may not be predictive of success in any future Phase 3 clinical trial.  Although we believe that these analyses provide important information regarding DEXTENZA and are helpful in understanding the results of this trial and determining the appropriate criteria for future clinical trials, post-hoc analyses performed using an unlocked clinical trial database can result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

Even if we obtain favorable clinical trial results in an additional Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, such as our third Phase 3 clinical trial, including meeting all primary efficacy measures, we may not obtain approval for DEXTENZA to treat allergic conjunctivitis or ocular itching associated with allergic conjunctivitis, or the FDA may require that we conduct additional clinical trials.  For example, in April 2020, we announced the topline results from our third Phase 3 clinical trial assessing ocular itching associated with allergic conjunctivitis in which DEXTENZA achieved its primary endpoint as treated subjects demonstrated a statistically significant (p-value < 0.0001) difference in mean ocular itching scores compared to vehicle-treated subjects at all three pre-specified time points compared with placebo-treated subjects. We believe that this efficacy data, considered in totality with a favorable safety profile and the data from the prior Phase 2, Phase 3a and Phase 3b clinical trials, provides the basis for a submission of an sNDA for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional approved indication. However, the FDA may not agree with our view of the clinical meaningfulness of the data. We understand that the FDA has in the past considered, for trials similar to ours, clinical meaningfulness to be a 0.5 unit difference at all relevant time points and at least a 1.0 unit difference at a majority of time points assessed. DEXTENZA did not achieve these measures in the third Phase 3 clinical trial. Achievement of such differences is also affected by the statistical methodology we utilize to review the clinical trial data. As previously disclosed, in our first Phase 3 clinical trial for the treatment of ocular itching associated with allergic conjunctivitis, DEXTENZA achieved a 0.5 unit difference at all relevant time points and at least a 1.0 unit difference at a majority of time points assessed using the Markov Chain Monte Carlo, or MCMC, method where the basis for imputation was at the individual eye level. However, using the MCMC method specified in the applicable statistical analysis plan—where the basis for imputation is at the subject level (average of the two eyes)—DEXTENZA did not achieve all of these measures. If the FDA were to require that a product candidate achieve these measures of clinical meaningfulness, approval of our sNDA could be delayed or prevented.

From time to time, we may decide to conduct clinical trials to assess patients’ clinical response to treatment and choose not to power such trials to measure the applicable efficacy endpoints with statistical significance, as we did in our Phase 2 clinical trials of our former product candidate OTX-TP for the treatment of glaucoma and ocular hypertension. In addition, post-hoc analyses such as those that we performed on certain results of Phase 2 clinical trials of OTX-TP may not be predictive of success in future clinical trials, including as a result of differences in trial design.  Post-hoc analyses performed using an unlocked clinical trial database can also result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

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

We are conducting additional NSR studies on additional modified insert designs, including a polyethylene glycol, or PEG, tip on the proximal end of the insert that have been incorporated into the design of certain of our clinical trials.  If the retention rates for our inserts in future clinical trials are inadequate to ensure that the patient is receiving appropriate therapy, we may not be able to obtain regulatory approvals or, even if approved, achieve market acceptance of our local programmed-release drug delivery products.

The protocols for our clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States.  For certain of our product candidates, we have chosen to conduct our initial or earlier-stage clinical trials outside the United States.  We generally plan to conduct our later stage and pivotal clinical trials of our product candidates in the United States.  The FDA, however, could require us to conduct additional studies or require us to modify our planned pivotal clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.  The FDA is not obligated to comment on our trial protocols within any specified time period or at all or to affirmatively clear or approve our planned pivotal clinical trials.  Subject to a waiting period of 30 days, we could choose to initiate our pivotal clinical trials in the United States without waiting for any additional period for comments from the FDA.

We have conducted, and may in the future conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States.  We have often conducted our initial and earlier-stage clinical trials for our product candidates outside the United States.  We are currently conducting a Phase 1 clinical trial for our product candidate OTX-TKI for the treatment of wet AMD in Australia, and pending our receipt and review of topline data in the Phase 1 clinical trial and related regulatory discussions, we plan to initiate a Phase 2 clinical trial for OTX-TKI in Australia. We generally plan to conduct our later stage and pivotal clinical trials of our product candidates in the United States.

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

We may not be able to initiate or continue clinical trials for our local programmed-release drug delivery product candidates or our other product candidates that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States.  Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with patient enrollment.  For example, in the third quarter of 2017, we initiated a Phase 1 clinical trial of OTX-TIC outside the United States.  After several months, after not enrolling any patients, we closed this trial in the second quarter of 2018. Additionally, we intended to initiate our ongoing Phase 1 clinical trial of OTX-TKI outside the United States in 2018, but we were unable to start dosing patients until the first quarter of 2019.

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

Delays can be more pronounced with later-stage clinical trials because they tend to be larger than early-stage trials. For example, enrollment in our completed Phase 3 clinical trial of OTX-TP, the largest clinical trial we have conducted to date, was significantly slower than expected. It had a target enrollment of 550 patients and was conducted at approximately 49 sites in the United States.

Our inability to enroll a sufficient number of patients in any of our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals.  Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development or commercialization of our extended-delivery drug delivery products or product candidates or any other product candidates that we may develop, we may need to abandon or limit our development of such products or product candidates.

If DEXTENZA or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.  In each of our first two Phase 3 clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain following cataract surgery, there were two subjects that experienced serious adverse events in the DEXTENZA group in each trial, none of which were ocular in nature or considered by the investigator to be related to the study treatment.  In our third Phase 3 clinical trial of DEXTENZA for the treatment of post-surgical ocular inflammation and pain, there were three subjects that experienced serious adverse events in the DEXTENZA group, one of which was ocular in nature and none of which were considered by the investigator to be related to the study treatment.  There was one ocular serious adverse event in the vehicle control group in the three completed Phase 3 clinical trials, which was hypopyon, or inflammatory cells in the anterior chamber.  In our earlier Phase 2 clinical trial of DEXTENZA for the same indication, there were three serious adverse events, none of which was considered by the investigator to be related to the study treatment.  In the DEXTENZA group of this Phase 2 clinical trial of DEXTENZA, the only adverse event that occurred more than once for the same subject was reduced visual acuity, which occurred twice but was not considered by the investigator to be related to the study treatment.

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

We are currently directing most of our development efforts towards applying our proprietary, bioresorbable hydrogel technology platform to products and product candidates that are designed to provide local programmed-release hydrogel-based therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs.  We have a number of products and product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other ophthalmic diseases and conditions.  These include intracanalicular inserts eluting drug product to the ocular surface; hydrogel drug delivery implants designed to release therapeutic antibodies and small molecules such as TKIs to modulate the biological activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet AMD; and hydrogel drug delivery implants designed to release drug product into the anterior chamber of the eye via an intracameral injection for the treatment of diseases and conditions of the front of the eye. Our collaboration with Regeneron focuses on the development and potential commercialization of products to be delivered to the suprachoroidal space containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases.

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

As part of our restructuring plan announced in November 2019, we decided to defer certain development programs as part of an initiative to reduce expenses and prioritize our resources to focus on commercializing DEXTENZA for post-surgical ocular inflammation and pain as well as completing the ongoing Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, a Phase 1 clinical trial of OTX-TIC for the treatment of glaucoma and ocular hypertension, and a Phase 1 clinical trial of OTX-TKI for the treatment of wet AMD.  Our prioritization of these programs, at the expense of others, during our restructuring may have delayed programs such as OTX-CSI and OTX-DED that we are now seeking to develop.

Similarly, we are now prioritizing the continued commercialization of DEXTENZA and the advancement through Phase 2 clinical development of each of OTX-TKI for the treatment of wet AMD, OTX-TIC for the treatment of glaucoma or ocular hypertension, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. Although we believe such prioritization is currently the best use of our resources, we may not be correct.

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

We manufacture DEXTENZA, ReSure Sealant and our product candidates for use in clinical trials, research and development and commercial efforts at our facility located in Bedford, Massachusetts.  In order to meet our business plan, which contemplates our scaling up manufacturing processes to support the commercialization of our current products and the development and potential commercialization of our current and future product candidates, we will need to upgrade and expand our existing manufacturing facility, or relocate to another manufacturing facility; add manufacturing, quality and support personnel; ensure that new processes, systems, and facilities are qualified and validated; and ensure that any new processes and systems are consistently implemented in our facility or facilities.  The upgrade and expansion of our facility, or the relocation to an additional facility, will require additional regulatory approvals including FDA audits of such new processes, systems, and facilities.  In addition, it will be costly and time-consuming to expand our facility or relocate to another facility and recruit necessary additional personnel.  If we are unable to expand our manufacturing facility or relocate to another facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates and meeting customer demand for our products, which could materially damage our business and financial position.

We must comply with federal, state and foreign regulations, including quality standards applicable to medical device and pharmaceutical manufacturers, such as cGMP, which are enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business.  These requirements include, among other things, quality control, quality systems and the maintenance of records and documentation.  For example, between March 2015 and May 2018, we received multiple Form 483s from the FDA containing inspectional observations relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting; process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes; and procedures for manufacturing processes and analytical testing related to the manufacture of drug product for commercial production. In each of July 2016 and July 2017, we also received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA pertaining to, among other things, the deficiencies in manufacturing processes, controls, and analytical testing identified during pre-NDA approval inspections of our manufacturing facility documented on Form 483s. We may be subject to similar inspections and requirements in connection with subsequent applications for other product candidates or DEXTENZA for additional indications or in connection with periodic, routine inspections for products for which we have received marketing authorization.

For example, as our facility is an approved pharmaceutical and medical device commercial manufacturing location, we are subject to routine inspections and system audits in connection with, among other things, our Safety, Identity, Strength, Purity, and Quality, or SISPQ; our process controls; and our standard operating procedures. If we fail to respond or comply in a satisfactory manner with any directives or observations that we may receive from the FDA as a result of inspections or informational requests, the FDA may take regulatory or other actions that would adversely impact our ability to continue manufacturing our commercial products and clinical or preclinical product candidates or to otherwise hinder or delay the clinical development and commercialization of our products and product candidates. In February 2021, the FDA requested information and records from us relating to our DEXTENZA commercial manufacturing operations and quality systems pursuant to Form 4003 in advance or in lieu of a drug inspection. In early March 2021, the FDA provided confirmation of receipt of the records that had been requested from us. Due to the COVID-19 pandemic, this Form 4003 process could be performed in lieu of an onsite inspection. However, the process is ongoing, will take time to complete, and is uncertain as to outcome. Regardless of the outcome of this informational request process, we could still be subject to an onsite inspection.

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

Any manufacturing defect, failure against SISPQ, or error discovered after products have been produced and distributed could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

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

For example, because we have not conducted any clinical trials to date comparing the effectiveness of DEXTENZA directly to currently approved alternative treatments for post-surgical ocular inflammation and pain following cataract surgery, it is possible that the market acceptance of DEXTENZA could be less than if we had conducted such a trial.  We also have not conducted a clinical trial directly comparing the effectiveness of DEXTENZA to currently approved alternative treatments for ocular itching associated with allergic conjunctivitis. Although market research we have commissioned indicates that a majority of ophthalmologists believe DEXTENZA could become a new standard of care for post-surgical ocular inflammation and pain due to its potential ability to improve compliance with limited toxicity concerns, market acceptance for DEXTENZA could be substantially less than such research indicates, and we may not be able to achieve the market share we anticipate.

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

If we decide to commercialize any of our products outside of the United States, we would expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product that receives marketing approval.  We expect that our existing sales force will be able to effectively market and sell DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, if our sNDA is approved.  We also intend to rely on Regeneron to commercialize our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.

Because we have not historically evaluated whether to seek regulatory approval for any of our products or product candidates outside of the United States, pending potential receipt of regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our products or product candidates in any international markets.  If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval.  These may include independent distributors, pharmaceutical companies or our own direct sales organization. For example, we intend to rely on AffaMed to commercialize DEXTENZA and OTX-TIC, if approved for marketing, in specified jurisdictions in Asia in connection with our collaboration agreement with AffaMed.

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

DEXTENZA, ReSure Sealant or any product candidate for which we obtain marketing approval in the United States or in other countries may not be considered medically reasonable and necessary for a specific indication, may not be considered cost-effective by third-party payors, coverage and an adequate level of reimbursement may not be available, and reimbursement policies of third-party payors may adversely affect our ability to sell our products and product candidates profitably.   ReSure Sealant is not separately reimbursed when used as part of a cataract surgery procedure, which could limit the degree of market acceptance of this product by surgeons.  DEXTENZA is currently considered a post-surgical product, in the same fashion as eye drops. However, if DEXTENZA were instead categorized as an inter-operative product, it would not be subject to separate reimbursement in ambulatory surgical centers and hospital out-patient departments, which could likewise limit its market acceptance. DEXTENZA is currently scheduled to lose transitional pass-through status in July 2022. If pass-through status were to lapse, DEXTENZA would no longer be reimbursed separately from the ophthalmic surgery and our ability to generate revenues from the sales of DEXTENZA to ambulatory surgical centers and hospital out-patient departments for the treatment of post-surgical ocular inflammation and pain would be adversely affected.

A specific and permanent J-Code for ophthalmic inserts containing dexamethasone including DEXTENZA is in effect. Separately, a CPT procedure code has been established for the administration of drug-eluting intracanalicular inserts to facilitate reimbursement for physicians for the procedure of inserting DEXTENZA into the canaliculus. There are no assurances that we will be successful in maintaining reimbursement for DEXTENZA or of obtaining or maintaining reimbursement for any products or product candidates for which we might receive marketing approval in the future.

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

In October 2016, we entered into a strategic collaboration, option and license agreement with Regeneron for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  We and Regeneron amended this agreement in May 2020 to, among other things, transition joint efforts under the collaboration to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space. We refer to the collaboration, option and license agreement, as amended to date, as the Regeneron Collaboration Agreement.

Our ability to generate revenues from the Regeneron Collaboration Agreement will depend on our and Regeneron’s abilities to successfully perform the functions assigned to each of us under it.  We did not receive any upfront payment under the Regeneron Collaboration Agreement. Regeneron has agreed to pay personnel and material costs for specified preclinical development activities under the collaboration, and Regeneron has an option to enter into an exclusive, worldwide license, with the right to sublicense, under our intellectual property to develop and commercialize products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds.  Regeneron has agreed to pay us $10 million upon exercise of the option.  As amended, the option is now exclusive until May 8, 2022, twenty-four months from the effective date of the amendment. We are also entitled to receive under the terms of the Regeneron Collaboration Agreement specified development, regulatory and sales milestone payments, as well as royalty payments.

If Regeneron exercises the option, the Regeneron Collaboration Agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the later of 10 years from the date of first commercial sale in such country or the expiration of all patent rights covering the licensed product in such country.  Regeneron may terminate the Regeneron Collaboration Agreement at any time after exercise of the option upon 60 days’ prior written notice.  Either party may, subject to a cure period, terminate the Regeneron Collaboration Agreement in the event of the other party’s uncured material breach, in addition to other specified termination rights.

If we are unable to achieve the preclinical milestones set forth in the collaboration plan, Regeneron may not exercise the option, in which case we would not receive the $10 million payment in connection with such option and would have incurred significant development expenses.  Even if Regeneron does exercise its option, we or Regeneron may not be successful in achieving the necessary preclinical, clinical, regulatory and sales milestones in connection with the collaboration.  Further, if Regeneron were to breach or terminate the Regeneron Collaboration Agreement or if Regeneron elects not to exercise the option we granted it and not to proceed in the collaboration, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for intravitreal implant product candidates developed pursuant to the Regeneron Collaboration Agreement and will not be able to, or may be delayed in our efforts to, successfully commercialize our intravitreal implant product candidates.  We may not be able to seek and obtain a viable, alternative collaborator to partner with for the development and commercialization of the licensed products on similar terms or at all.

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

We have in the past entered into collaboration agreements with third parties, including our collaborations with Regeneron and AffaMed, and expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize DEXTENZA, ReSure Sealant, or any of our product candidates for which we obtain marketing approval in markets outside the United States.  We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our products and product candidates or if we determine that such third-party arrangements are otherwise beneficial.  We also may seek additional third-party collaborators for development and commercialization of other product candidates.  Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.  Other than our collaborations with Regeneron and AffaMed, we are not currently party to any such arrangement.  Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Our collaborations with Regeneron and AffaMed pose, and any future collaborations likely will pose, a number of risks including the following:

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

Collaboration agreements may not lead to the development or commercialization of products or product candidates in the most efficient manner, or at all.  If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration.  If we do not receive the funding we expect under these agreements, our development of our products or product candidates could be delayed and we may need additional resources to develop our products or product candidates.  All of the risks relating to product development, regulatory approval and commercialization described in this prospectus supplement also apply to the activities of our collaborators.

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

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.  If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all.  If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform.

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

Our success depends in large part on our and our licensor’s ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products.  We and our licensor have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies, products and product candidates.  Some of our licensed patents that we believe are integral to our hydrogel technology platform have terms that extend through at least 2024.  However, other broader patents within our patent portfolio have already expired.  Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our candidates might expire before or shortly after such candidates are commercialized.  As a result, our patent portfolio would be less effective in excluding others from commercializing products similar or identical to ours.  The patent prosecution process is expensive and time-consuming, and we may not have filed or prosecuted and may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Because the active pharmaceutical ingredients in our products and product candidates other than those being developed pursuant to the Regeneron Collaboration Agreement are available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe our patents or any patents that we license.  These patents largely relate to the hydrogel composition of our intracanalicular inserts and the drug-release design scheme of our inserts.  As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

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

We have been made aware by a third party of three patents relating to intracanalicular inserts that may relate to, and potentially could be asserted against, our intracanalicular insert product and product candidates, including DEXTENZA. We believe that DEXTENZA does not infringe the claims of one of more of these patents. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to a claim of invalidity. We initiated legal proceedings against one of these patents and administrative proceedings against the other two patents in order to show that DEXTENZA does not infringe the claims of these patents or that these patents are invalid. We have settled the legal proceedings related to one of these patents. The USPTO decided to proceed with the administrative proceeding related to one of the patents while declining to do so for the other. In June 2020, the PTAB, after an inter partes review, determined that we had proven by a preponderance of the evidence that all claims of such patent at issue held by such third party were invalid; the third party has appealed this decision. We continue to believe that DEXTENZA does not infringe the claims of the remaining patent and that, if and to the extent it were asserted against DEXTENZA, such patent would be subject to a claim of invalidity. We have become aware that the USPTO has recently issued a patent filed by this third party related to intracanalicular inserts containing dexamethasone. If this patent were asserted against DEXTENZA or other of our product candidates, we believe such patent would be non-infringed and subject to a claim of invalidity.

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

The FDA also completed two inspections of our manufacturing facility in connection with our NDA for DEXTENZA for the treatment of post-surgical ocular pain. After each inspection, we received a Form 483 from the FDA pertaining to deficiencies in our manufacturing processes identified during such inspection. After we responded to the issues which had been identified with corrective action plans, we subsequently received CRLs from the FDA. We may be subject to similar inspections in the future for DEXTENZA or for other product candidates for which we seek FDA approval. For example, in February 2021, the FDA requested information and records from us relating to our DEXTENZA commercial manufacturing operations and quality systems pursuant to Form 4003 in advance or in lieu of a drug inspection. If we are unable to address any identified issues successfully or if the FDA determines that the actions we take to remediate any identified issues to be inadequate, our ability to commercialize any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

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

Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

The FDA required two post-approval studies as a condition for approval of our premarket approval application for ReSure Sealant.  The first post-approval study, identified as the Clinical PAS, was to enroll at least 598 patients to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant.  We submitted the final study report of the Clinical PAS to the FDA in June 2016, and the FDA has confirmed the Clinical PAS has been completed.  The second post-approval study, identified as the Device Exposure Registry Study, is intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant.  The Device Exposure Registry Study is required to include at least 4,857 patients.  In December 2015, CMS denied our application for a tracking or research code for ReSure Sealant commercial use.  In July 2016, the FDA approved the Device Exposure Registry Study protocol.  We are required to provide periodic reports to the FDA on the progress of this post-approval study until it is completed.  We initiated enrollment in this study in December 2016 and submitted our first progress report to FDA in January 2017. Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we have been unable to enroll trial sites and patients, collect patient data and report study data to the FDA.  On October 18, 2018, we received a warning letter from the FDA, dated October 17, 2018, relating to our compliance with data collection and information reporting obligations in this study.  We appealed the warning letter from the FDA.  In December 2018, the FDA rejected our appeal. A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the Device Exposure Registry Study requirements.  In December 2019, we submitted the protocol for the agreed-upon retrospective study and the prospective study outline, as required per the terms of the warning letter. We received feedback from the FDA in February 2020 and responded to the FDA in March 2020. In May 2020, the FDA approved the protocol. Subsequently, we received a close-out letter from the FDA dated September 2, 2020. We completed the retrospective study in accordance with our agreement with the FDA and submitted the final study report for the Device Exposure Registry Study to the FDA in January 2021. Following review of the results from these post-approval studies, any concerns with respect to endophthalmitis that we are unable to address due to the lack of completion of the study would negatively affect our ability to commercialize ReSure Sealant.  Failure by us to conduct the Device Exposure Registry Study to the FDA’s satisfaction may result in withdrawal of the FDA’s approval of ReSure Sealant or other regulatory action.

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

Efforts to ensure that our business with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. For example, we are engaged in an ongoing effort to improve our healthcare compliance program and establish a more robust compliance infrastructure. We may fail to establish appropriate compliance measures, and even with a stronger program in place, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations.  If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.  If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Current and future legislation or executive actions may increase the difficulty and cost for us and any current or future collaborators to obtain marketing approval of and commercialize our products or product candidates and affect the prices we, or they, may obtain.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. A ruling by the U.S. Supreme Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

In addition, the CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while adding a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. To those ends, President Trump issued several Executive Orders intended to lower the costs of prescription drug products. Certain of these Executive Orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. It remains to be seen whether these Executive Orders and resulting regulations will remain in force during the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In countries outside of the United States, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the CCPA does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects, known as the Common Rule. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products.  Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

As of December 31, 2020, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of $354.7 million and $274.9 million, respectively. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2026. Our federal NOLs generated for the years ended after December 31, 2018, which amounted to a total of $229.1 million, can be carried forward indefinitely. As of December 31, 2020, we also had available research and development tax credit carryforwards for federal and state income tax purposes of $9.2 million and $5.0 million , respectively, which begin to expire in 2026 and 2025, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. As described below under the heading “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our net operating losses, or NOLs, to offset taxable income in the future. Nor is it clear how various states will respond to the 2017 Tax Act; the Families First Coronavirus Response Act, or FFCR Act; or the CARES Act. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. Furthermore, the use of NOL carryforwards may become subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. We have not conducted a full study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. As a result, we are uncertain as to whether we have completed one or more transactions since our inception which may have resulted in an ownership change under Section 382 of the Code.  In addition, there may be changes in our stock ownership, some of which are outside of our control, that could result in ownership changes in the future.  For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

We have in the past reduced the size of our organization, and we may be required to do so again in the future, which may cause us to encounter difficulties in managing our business as a result of any such reduction, or attrition that may occur following such reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from such a reduction.

In November 2019, we reduced our workforce by 55 employees, representing approximately 22% of our workforce. We completed the restructuring and recorded the restructuring charges in the fourth quarter of 2019. We may in the future be required to reduce the size of our organization as part of an initiative to reduce expenses and reprioritize our use of resources.

Any restructuring and additional measures we might take to reduce costs could divert management attention, yield attrition beyond our intended reduction if force, reduce employee morale, or cause us to delay, limit, reduce or eliminate certain product development plans.

We expect to expand our development, regulatory and manufacturing capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect our drug development, clinical, regulatory affairs, manufacturing and our sales and marketing capabilities to grow as we commercialize DEXTENZA and any product candidates that may receive marketing approval. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.   We relocated our corporate headquarters to 24 Crosby Drive, Bedford, Massachusetts to accommodate our growth. We are evaluating expanding our manufacturing operations into 15 Crosby Drive, Bedford, Massachusetts while maintaining our existing operations located at 36 Crosby Drive, Bedford, Massachusetts.  Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations, or recruit and train additional qualified personnel.  The expansion of our operations may lead to significant costs and may divert our management and business development resources.  Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We have recently been subject to legal proceedings related to the decline in our stock price, and we could be subject to similar legal proceedings in the future, which could distract our management and could result in substantial costs or large judgments against us.

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

In July 2017, we experienced a decline in our stock price following our announcement that we had received notice of the FDA’s determination that it could not approve our NDA for DEXTENZA in its then present form. In 2017 and 2018, class action lawsuits were filed against us and certain of our current and former executive officers and shareholder derivative actions were filed against certain of our current and former executive officers, certain of our current and former board members, and two of our investors and against the company as a nominal defendant. While these legal proceedings were ultimately resolved in our and/or the applicable defendants’ favor, they were distracting and were both time-consuming and costly to defend. Around this time, we also received subpoenas from the Securities and Exchange Commission seeking documents and information concerning DEXTENZA, including related communications with the FDA and investors; in May 2019, the SEC notified us that it had concluded its investigation.

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

As a public company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company.  The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.  Our management and other personnel devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting.  On January 1, 2020, we became subject to the requirement to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm because we were no longer an emerging growth company.  Although the SEC has provided smaller reporting companies relief from this requirement to include an attestation report in March 2020, to maintain compliance with other provisions of Section 404, we will continue to document and evaluate our internal control over financial reporting, which is both costly and challenging.  In this regard, we will continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.  Despite our efforts, there is a risk that neither we nor, if required, our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.  If we or our independent registered public accounting firm identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

General Risk Factors

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

Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, President Trump signed the 2017 Tax Act into law, which significantly revised the Internal Revenue Code of 1986, as amended. The 2017 Tax Act, among other things, contained significant changes to corporate federal income taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal many business deductions and credits.

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

Item 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material legal proceedings, nor to the knowledge of management are any material legal proceedings threatened against us.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “OCUL” since July 25, 2014.

Holders

As of March 1, 2021, there were approximately 20 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing credit facility preclude us from paying cash dividends without the consent of our lenders.

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q.

In February 2021, we issued an employee non-statutory stock options to purchase up to 150,000 shares of our common stock outside our 2014 Stock Incentive Plan and under our 2019 Inducement Stock Incentive Plan as an inducement material to the individual’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying this inducement award prior to the time at which the award becomes exercisable.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data

Not applicable.

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

We currently incorporate therapeutic agents that have previously received regulatory approval from the U.S. Food and Drug Administration, or FDA, including small molecules and proteins, into our hydrogel technology with the goal of providing local programmed-release of drug to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intravitreal implants, suprachoroidal implants, intracameral implants and intracanalicular inserts. We have product candidates in preclinical and clinical development designed to utilize this technology to treat retinal diseases including wet age-related macular degeneration, or wet AMD; glaucoma and ocular hypertension; and ocular surface diseases and conditions including chronic and acute dry eye disease and ocular itching associated with allergic conjunctivitis. We also have two FDA-approved products in commercialization in the United States: DEXTENZA®, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain, and ReSure® Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery. Our core pipeline assets include four development programs. We are currently evaluating two of these programs in Phase 1 clinical trials: OTX-TKI, an intravitreal implant injected by fine-gauge needle of a hydrogel, anti-angiogenic formulation of axitinib, a tyrosine kinase inhibitor, or TKI, for the treatment of wet AMD, and OTX-TIC, a travoprost intracameral implant for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma or ocular hypertension. We have commenced Phase 2 clinical trials of OTX-CSI, a cyclosporine intracanalicular insert for the chronic treatment of dry eye disease, and OTX-DED, a dexamethasone intracanalicular insert for the short-term treatment of the signs and symptoms of dry eye disease.

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

DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular inflammation and pain for up to 30 days with a single administration. We filed a supplemental New Drug Application, or sNDA, in the fourth quarter of 2020 for an additional indication of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis. The FDA has accepted our sNDA for filing and has established a target action date under the Prescription Drug User Fee Act, commonly known as PDUFA, of October 18, 2021.

In October 2020, we entered into a license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA and OTX-TIC in mainland China, Hong Kong, Macau, and Taiwan; South Korea, and the ASEAN markets (Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand and Vietnam).

We continue to assess the potential use of our hydrogel platform technology in other areas of the body.

Business Update Regarding COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are also impacting our employees, patients, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners in 2021 will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our clinical development programs. For additional information on risks posed by the COVID-19 pandemic, please see “Item 1A — Risk Factors — Risks Related to the Coronavirus Pandemic,” included elsewhere in this Annual Report on Form 10-K.

Financial Position

We have local programmed-release drug delivery product candidates in preclinical and clinical development, and we have two FDA-approved products—DEXTENZA, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain, and ReSure Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery—in commercialization in the United States. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, OTX-TKI for the treatment of wet AMD, OTX-TIC for the treatment of glaucoma and ocular hypertension, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. Since inception, we have incurred significant operating losses. Our net losses were $155.6 million and $86.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $539.3 million.

Our total cost and operating expenses were $80.3 million and $90.0 million for the years ended December 31, 2020 and 2019, respectively, including $7.5 million and $8.8 million, respectively, in non-cash stock-based compensation expense. Our operating expenses have grown as we continue to support the commercial launch of DEXTENZA following its entry into the market in July 2019; continue to pursue the clinical development of OTX-TKI, OTX-TIC, OTX-CSI, OTX-DED, OTX-AFS and DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis; continue the research and development of our other product candidates; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to incur substantial sales and marketing expenses in connection with the ongoing DEXTENZA commercial launch and that of any of our other product candidates. In addition, we will continue to incur additional costs associated with operating as a public company, including legal costs associated with any pending legal proceedings.

Although we expect to generate revenue from sales of DEXTENZA and limited revenue from sales of ReSure Sealant, we will need to obtain substantial additional funding to support our continuing operations and the commercialization of DEXTENZA. If we are unable to raise capital or access our borrowing capacity when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Through December 31, 2018, we raised $337.7 million through the sale of common stock in various offerings and $25.0 million through a credit facility.

In November 2016, we entered into a controlled equity offering sales agreement, or the 2016 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, under which we could offer and sell our common stock having aggregate proceeds of up to $40.0 million from time to time. During 2019, we sold 1,318,481 shares of common stock pursuant to the 2016 Sales Agreement, resulting in net proceeds of approximately $5.0 million after underwriting discounts and commissions and expenses. As of February 25, 2019, we had no amounts remaining available for future sale under the 2016 Sales Agreement. On February 28, 2019, pursuant to the 2016 Sales Agreement, we delivered a termination notice to Cantor, terminating the 2016 Sales Agreement. Through March 31, 2019, we sold an aggregate of 6,330,222 shares of common stock under the 2016 Sales Agreement, resulting in net proceeds of approximately $38.4 million after underwriting discounts and commissions and other offering expenses.

On March 1, 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of their outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of our common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock. The conversion rate is initially 153.8462 shares of our common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price is $6.50 per share. The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to our capitalization, none of which have occurred to date.

On April 5, 2019, we entered into an Open Market Sale AgreementSM, or the 2019 Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent. In the twelve months ended December 31, 2019, the Company sold 7,337,459 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $32.7 million, respectively, after commissions and expenses. In the twelve months ended December 31, 2020, the Company sold 2,984,381 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $14.4 million, respectively, after commissions and expenses. From inception to December 31, 2020, we have sold 10,321,840 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $47.0 million after commissions and expenses.

In May 2020, we entered into an underwriting agreement with Jefferies and Piper Sandler & Co., or the Underwriters, pursuant to which we issued and sold an aggregate of 9,409,091 shares of our common stock in an underwritten public offering at a public offering price of $5.50 per share. We refer to this offering as the May 2020 Offering. After deducting underwriting discounts and commissions and offering expenses, we received net proceeds from the May 2020 Offering of approximately $48.3 million.

In October 2020, we entered into an underwriting agreement with the Underwriters pursuant to which we issued and sold an aggregate of 8,257,000 shares of our common stock in an underwritten public offering at a public offering price of $9.75 per share. We refer to this offering as the October 2020 Offering. After deducting underwriting discounts and commissions and offering expenses, we received net proceeds from the October 2020 Offering of approximately $75.4 million.

In December 2020, we entered into an underwriting agreement with the Underwriters pursuant to which we issued and sold an aggregate of 4,283,750 shares of our common stock in an underwritten public offering at a public offering price of $21.50 per share. We refer to this offering as the December 2020 Offering. After deducting underwriting discounts and commissions and offering expenses, we received net proceeds from the December 2020 Offering of approximately $86.4 million.

We believe that our existing cash and cash equivalents of $228.1 million as of December 31, 2020, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. These and other assumptions upon which we have based our estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through December 31, 2020, we have generated limited amounts of revenue from the sales of our products. We commenced sales of ReSure Sealant in the first quarter of 2014, but we have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2021. Until June 2019, ReSure Sealant was our only source of revenue from product sales.

We began to recognize limited product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019. As further explained under “—Revenue Recognition—Product Revenue, Net” below, we recognize revenue when we sell DEXTENZA in the United States to a network of specialty distributors, who then resell the product to ambulatory surgical centers, or ASCs, and hospital outpatient departments, or HOPDs. We refer to these resales from the specialty distributors to the ASCs and HOPDs as in-market unit sales. For the first two months of 2021, in-market units sales neared 9,500, representing an increase of greater than 10% over the first two months of the fourth quarter of 2020. We may generate revenue in the future if we continue to commercialize DEXTENZA and develop and commercialize one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

For the year ended December 31, 2020, three specialty distributor customers accounted for 42%, 29% and 12% of our total revenue and three specialty distributor customers accounted for 45%, 33% and 15% of our total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable for the year ended December 31, 2020.

For the year ended December 31, 2019, two specialty distributor customers accounted for 27% and 11% of our total revenue and three specialty distributor customers accounted for 39%, 18% and 11% of our total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable for the year ended December 31, 2019.

Operating Expenses

Cost of Product Revenue

Cost of product revenue consists primarily of costs of DEXTENZA and ReSure product revenue, which include:

●	Direct materials costs;
●	Royalties;
●	Direct labor, which includes employee-related expenses, including salaries, related benefits and payroll taxes, travel and stock-based compensation expense for employees engaged in the production process;
●	Manufacturing overhead costs, which includes rent, depreciation, and indirect labor costs associated with the production process;
●	Transportation costs; and
●	Cost of scrap material.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

●	employee-related expenses, including salaries, related benefits and payroll taxes, travel and stock-based compensation expense for employees engaged in research and development, clinical and regulatory and other related functions;
●	expenses incurred in connection with the clinical trials of our product candidates, including with the investigative sites that conduct our clinical trials and under agreements with contract research organizations, or CROs;
●	expenses relating to regulatory activities, including filing fees paid to the FDA for our submissions for product approvals;
●	expenses associated with developing our pre-commercial manufacturing capabilities and manufacturing clinical study materials;
●	ongoing research and development activities relating to our core bioresorbable hydrogel technology and improvements to this technology;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies;
●	costs relating to the supply and manufacturing of product inventory, prior to approval by the FDA or other regulatory agencies of our products; and
●	expenses associated with preclinical development activities.

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical and preclinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. We anticipate that our research and development expenses will increase in the future as we support our continued development of our product candidates.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs. During the years ended December 31, 2020 and 2019, we incurred limited marketing expenses in connection with ReSure Sealant, which we began commercializing in 2014. Selling and marketing expenses for DEXTENZA increased in 2019 due to the product’s July 2019 commercial launch and further increased in 2020 with the continued commercialization of DEXTENZA. We anticipate that our selling and marketing expenses associated with DEXTENZA will continue to increase, particularly as we plan to grow our salesforce supporting DEXTENZA in 2021.

Other Income (Expense)

Interest Income. Interest income consists primarily of interest income earned on cash and cash equivalents. In each of 2020 and 2019, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

Interest Expense. Interest expense consists of interest expense on our debt. We borrowed $15.0 million in aggregate principal amount in April 2014. We refer to the credit facility under which we drew down this indebtedness, as amended over time, as our Credit Facility. In December 2015, we amended our credit and security agreement, which we refer to, as amended, as our Credit Agreement, to increase the aggregate principal amount borrowed under our Credit Facility to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019. In March 2017, we amended our Credit Agreement to increase the aggregate principal amount borrowed under our Credit Facility to $18.0 million, extend the interest-only payment period through February 2018, and extend the maturity date to December 1, 2020. In December 2018, we amended the Credit Agreement to increase the aggregate principal amount borrowed under our Credit Facility to $25.0 million, extend the interest-only payment period through December 2020, and extend the maturity date to December 2023.

On March 1, 2019, we issued $37.5 million of the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of their outstanding principal amount, payable in cash at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed.

Change in Fair Value of Derivative Liability. In 2019, in connection with the issuance of our 2026 Convertible Notes, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. The changes in fair value are recorded through the statement of operations and comprehensive loss and are presented under the caption change in fair value of derivative liability. Our derivative liability calculations are further described under the heading “—Critical Accounting Policies and Significant Judgments and Estimates—Derivative Liability” below.

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

In November 2018, the FDA approved DEXTENZA for the treatment of ocular pain following ophthalmic surgery. We entered into a limited number of arrangements with specialty distributors in the United States to distribute DEXTENZA. Accounting Standards Codification 606 – Revenue from Contracts with Customers, or Topic 606, applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

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

Transaction Price, including Variable Consideration— Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, government chargebacks, discounts and rebates, and other incentives, such as voluntary patient assistance, and other fee-for-service amounts that are detailed within contracts between us and our customers relating to our sale of DEXTENZA. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable or a current liability. These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts.

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

Government Chargebacks— Chargebacks for fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and 340B entities at prices lower than the list prices charged to customers who directly purchase the product from us.  The 340B Drug Discount Program is a U.S. federal government program created in 1992 that requires drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at significantly reduced prices.   Customers charge us for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These allowances are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and trade receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified government healthcare provider by customers, and we generally issue credits for such amounts within a few weeks of the customer’s notification to us of the resale. Allowances for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period-end that we expect will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which we have not yet issued a credit.

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

Rebates— We offer rebate payments for which ASCs, HOPDs and other prescribers qualify by meeting purchase volumes of DEXTENZA under our rebate program. We calculate rebate payment amounts due under this program based on actual qualifying purchase and apply a contractual discount rate. The calculation of the accrual for rebates is based on an estimate of claims that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as an accrued expenses and other current liabilities on the consolidated balance sheets.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and December 31, 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,		Increase
	2020	2019	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$17,403	$4,227	$13,176
Total revenue, net	17,403	4,227	13,176
Costs and operating expenses:
Cost of product revenue	2,083	2,325	(242)
Research and development	28,694	41,091	(12,397)
Selling and marketing	26,614	24,491	2,123
General and administrative	22,859	22,122	737
Total costs and operating expenses	80,250	90,029	(9,779)
Loss from operations	(62,847)	(85,802)	22,955
Other income (expense):
Interest income	168	1,229	(1,061)
Interest expense	(6,768)	(6,101)	(667)
Change in fair value of derivative liability	(86,189)	4,310	(90,499)
Other income (expense), net	—	(8)	8
Total other income (expense), net	(92,789)	(570)	(92,219)
Net loss	$(155,636)	$(86,372)	$(69,264)

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the years ended December 31, 2020 and 2019 were 22.2% and 16.3%, respectively, of gross DEXTENZA product sales. In 2020, we introduced a rebate program under a purchase volume-discount program that primarily relates to the change over the prior year in the gross-to-net provisions.

Chargebacks and Rebates

We record a provision for estimated chargebacks and rebates at the time we recognize DEXTENZA product sales revenue and reduce the accrual when payments are made or credits are granted. Our chargebacks are related to a pharmaceutical pricing agreement, a federal supply schedule agreement, a 340B prime vendor agreement, a Medicaid drug rebate agreement and beginning in 2020, rebates under our purchase volume-discount programs.

Distribution Fees and Product Return Allowances

We pay our wholesalers a distribution fee for services they perform for us based on the dollar value of their purchases of DEXTENZA. We record a provision for these charges as a reduction to revenue at the time of sale to the wholesaler and we issue a credit memo to the wholesaler against its outstanding receivable to us.

We record a provision for returns upon sale of DEXTENZA to our wholesaler. When a return or claim is received, we issue a credit memo to the wholesaler and reduce the corresponding liability.

Net Revenue

We generated $17.4 million of revenue during the year ended December 31, 2020 from sales of our products, of which $15.7 million was attributable to sales of DEXTENZA and $1.7 million was attributable to sales of ReSure

Sealant. We generated $4.2 million of product revenue during the year ended December 31, 2019, of which $2.2 million was attributable to DEXTENZA and $2.0 million was attributable to sales of ReSure Sealant during the year ended December 31, 2019. We began to recognize product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019. The growth in revenue for DEXTENZA was due to increased market acceptance and commercialization efforts during 2020.

Research and Development Expenses

	Year Ended
	December 31,		Increase
	2020	2019	(Decrease)

	(in thousands)
Direct research and development expenses by program:
OTX-TKI for wet AMD	$1,534	$1,013	$521
OTX-TIC for glaucoma or ocular hypertension	924	726	198
OTX-CSI for treatment of dry eye disease	1,389	—	1,389
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	111	—	111
DEXTENZA for post-surgical ocular inflammation and pain	1,077	1,039	38
DEXTENZA for ocular itching associated with allergic conjunctivitis	2,296	2,060	236
ReSure Sealant	117	153	(36)
OTX-TP for glaucoma and ocular hypertension	584	1,558	(974)
Preclinical activities	403	1,645	(1,242)
Unallocated expenses:
Personnel costs	11,458	20,068	(8,610)
All other costs	8,801	12,829	(4,028)
Total research and development expenses	$28,694	$41,091	$(12,397)

Research and development expenses were $28.7 million for the year ended December 31, 2020, compared to $41.1 million for the year ended December 31, 2019. The decrease of $12.4 million was primarily due to a decrease of $12.6 million in unallocated expenses. Unallocated research and development costs decreased $12.6 million for the year ended December 31, 2020, compared to the year ended December 31, 2019 primarily due to a decrease in unallocated personnel costs of $8.6 million and $4.0 million in all other costs as a result of the organizational restructuring that took place in November 2019 which reduced personnel and deferred program costs. For the year ended December 31, 2020, we incurred $8.0 million in direct research and development expenses for our product candidates compared to $6.5 million for the year ended December 31, 2019. The increase of $1.5 million is related to timing and start of our various clinical trials for our product candidates. We expect that clinical trial expenses will increase for our product candidates including for OTX-TKI due to the planned initiation of Phase 1 and Phase 2 clinical trials in mid-2021, for OTX-TIC due to the planned initiation of a Phase 2 clinical trial in mid-2021, for OTX-CSI due to the continuation of our Phase 2 clinical trial initiated in 2020, and for OTX-DED due to the initiation of our Phase 2 clinical trial in February 2021.

Selling and Marketing Expenses

	Year Ended
	December 31,		Increase
	2020	2019	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$17331	$12,382	$4,949
Professional fees	5,996	9,087	(3,091)
Facility related and other	3,287	3,022	265
Total selling and marketing expenses	$26,614	$24,491	$2,123

Selling and marketing expenses were $26.6 million for the year ended December 31, 2020, compared to $24.5 million for the year ended December 31, 2019. The increase of $2.1 million was primarily due to an increase of $4.9 million in personnel costs, including stock-based compensation as the Company increased the field-based team to support the commercial launch of DEXTENZA, partially offset by a decrease of $3.1 million in professional fees including consulting, trade shows, and conferences.

We expect our selling and marketing expenses to increase in 2021 and beyond, as we continue to support the commercial launch of DEXTENZA and, if our sNDA is approved, support the planned commercial launch of DEXTENZA for ocular itching associated with allergic conjunctivitis in the first half of 2022.

General and Administrative Expenses

	Year Ended
	December 31,		Increase
	2020	2019	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$11,688	$11,352	$336
Professional fees	8,886	8,257	629
Facility related and other	2,285	2,513	(228)
Total general and administrative expenses	$22,859	$22,122	$737

General and administrative expenses were $22.9 million for the year ended December 31, 2020, compared to $22.1 million for the year ended December 31, 2019. The increase of $0.7 million was primarily due to an increase of $0.6 million in professional fees.

Other Income (Expense), Net

Other expense, net was $92.8 million for the year ended December 31, 2020, compared to $0.6 million for the year ended December 31, 2019. The change of $92.2 million, was due to an unrealized loss of $86.2 million on the change in fair value of the derivative liability associated with the 2026 Convertible Notes and lower interest income of $1.1 million. The change in fair value of the derivative liability was a loss in the amount of $86.2 million in 2020 as compared to a gain of $4.3 million during the year ended December 31, 2019 due changes in the underlying assumptions of the derivative liability, primarily related to an increase in our common stock price between December 31, 2020 and 2019. We expect the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent changes occur in the underlying assumptions.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. Our net losses were $155.6 million and $86.4 million, for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $539.3 million.

We have generated limited revenue to date. In 2014, we began recognizing revenue from sales of ReSure Sealant. We commercially launched DEXTENZA for post-surgical ocular inflammation and pain in July 2019. All of our other sustained drug delivery products are in various phases of clinical and preclinical development. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, OTX-TKI for wet AMD, OTX-TIC for glaucoma or ocular hypertension, and OTX-CSI and OTX-DED for dry eye disease. While it is difficult to predict the extent or duration of the impact of the global COVID-19 pandemic on future financial results, we anticipate current guidelines and recommendations from the global health authorities, including the delay of elective surgeries, will impact revenue in 2021.

Through December 31, 2020, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities, which has resulted in net proceeds of $637.2 million to us. As described above, we issued and sold an aggregate of 21,949,841 shares of our common stock in the May 2020 Offering, the October 2020 Offering, and the December 2020 Offering. We received net proceeds from these offerings of approximately $210.0 million, after deducting underwriting discounts and commissions and offering expenses.

In April 2019, we entered into the 2019 Sales Agreement with Jefferies, acting as agent, for the issuance of up to $50.0 million of our common stock. Through March 1, 2021, we have sold 10,321,840 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $47.0 million after commissions and expenses. We have $1.3 million available for issuance as of March 1, 2021.

On March 2019, we issued $37.5 million of the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, payable in cash at maturity on March 1, 2026, unless earlier converted, repurchased or redeemed. The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of our common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock. The conversion rate is initially 153.8462 shares of our common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price is $6.50 per share. The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to our capitalization, none of which have occurred to date.

In April 2014, we borrowed $15.0 million in aggregate principal amount under our Credit Facility and used $1.9 million of this amount to repay $1.7 million aggregate principal amount of indebtedness and pay $0.2 million of other amounts due in connection with our termination of a prior credit facility. In December 2015, we amended the Credit Agreement to increase the aggregate principal amount borrowed under our Credit Facility to $15.6 million, extend the interest-only payment period through December 2016, and extend the maturity date to December 1, 2019. In March 2017, we amended the Credit Agreement to increase the aggregate principal amount borrowed under our Credit Facility to $18.0 million and extend the interest only period through February 1, 2018 and extend the maturity date to February 1, 2020. In December 2018, we amended the Credit Agreement to increase the aggregate principal amount borrowed under our Credit Facility to $25.0 million, extend the interest-only payment period through December 2020 and extend the to maturity to date to December 2023. Amounts borrowed under the Credit Agreement are at a LIBOR base rate, subject to a 2.00% floor, plus 7.25%. As of December 31, 2020, the interest rate was 9.25%. In addition, a final payment (exit fee) equal to 3.5% of amounts drawn under the Credit Facility is due upon maturity. If we elect to prepay amounts borrowed under the Credit Agreement, we would also owe a prepayment fee of 2.00% of amounts prepaid until December 2021 or 1.00% of amounts prepaid thereafter. See “—Contractual Obligations and Commitments” for additional information.

As of December 31, 2020, we had cash and cash equivalents of $228.1 million, notes payable of $25.0 million face value and senior subordinated convertible notes of $37.5 million par value, plus accrued interest of $4.2 million.

Cash Flows

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of December 31, 2020, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,

	2020	2019

	(in thousands)
Cash used in operating activities	$(53,554)	$(77,578)
Cash used in investing activities	(841)	(2,238)
Cash provided by financing activities	228,014	75,341
Net increase in cash and cash equivalents	$173,620	$(4,475)

Operating activities. Net cash used in operating activities was $53.6 million for the year ended December 31, 2020, primarily resulting from our net loss of $155.6 million, partially offset by non-cash charges of $100.9 million and cash provided by changes in our operating assets and liabilities of $1.1 million. Our net loss was primarily attributed to research and development activities, selling and marketing costs and our general and administrative expenses partially offset by $17.4 million of revenue in the period. Our net non-cash charges during the year ended December 31, 2020 primarily consisted of the change in fair value of the derivative liability of $86.2 million, $7.5 million of stock-based compensation expense, $4.4 million of non-cash interest expense and $2.8 million of depreciation expense. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2020 consisted primarily of a $12.0 million in deferred revenue partially offset by the change in the working capital accounts and a $9.7 million increase in accounts receivable.

Net cash used in operating activities was $77.6 million for the year ended December 31, 2019, primarily resulting from our net loss of $86.4 million, partially offset by non-cash charges of $10.7 million and cash provided by changes in our operating assets and liabilities of $1.9 million. Our net loss was primarily attributed to research and development activities, selling and marketing costs and our general and administrative expenses partially offset by $4.2 million of revenue in the period. Our net non-cash charges during the year ended December 31, 2019 primarily consisted of $8.8 million of stock-based compensation expense, $2.5 million of depreciation expense and non-cash interest expense partially offset by the change in fair value of the derivative liability of $4.3 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2019 consisted primarily of a $1.7 million increase in accrued expenses and deferred rent and a $2.3 million increase in accounts receivable.

Investing activities. Net cash used in investing activities was $0.8 million for the year ended December 31, 2020, consisting of cash used to purchase property and equipment. Net cash used in investing activities was $2.2 million for the year ended December 31, 2019, consisting of cash used to purchase property and equipment.

Financing activities. Net cash provided by financing activities for 2020 was $228.0 million and consisted primarily of proceeds from the May 2020 Offering, the October 2020 Offering and the December 2020 Offering of an aggregate of $210.0 million, net of underwriting discounts and commissions and offering expenses; proceeds from sales under the 2019 Sales Agreement of $14.4 million, net of commissions and other offering expenses; proceeds from the exercise of stock options of $2.6 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.8 million.

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

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States;

●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our products or product candidates;

●	continue to pursue the clinical development of DEXTENZA for additional indications;

●	continue ongoing clinical trials of our product candidates OTX-TKI, OTX-TIC, OTX-CSI and OTX-DED;

●	initiate planned Phase 2 clinical trials for our product candidates OTX-TKI and OTX-TIC;

●	conduct joint research and development under our strategic collaboration with Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds to treat retinal diseases;

●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in certain Asian countries pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;

●	continue the research and development of our other product candidates;

●	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our front-of-the-eye and back-of-the-eye programs and potential opportunities outside the field of ophthalmology;

●	seek marketing approvals for any of our product candidates that successfully complete clinical development;

●	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;

●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

●	defend ourselves against legal proceedings;

●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

●	continue to operate as a public company.

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of December 31, 2020, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to continue to commercialize and sell DEXTENZA in the United States;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;

●	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;

●	the costs of expanding our facilities to accommodate our manufacturing needs and headcount;

●	the progress, costs and outcome of our planned and ongoing clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications, OTX-TIC for the treatment of glaucoma or ocular hypertension, OTX-TKI for the treatment of wet AMD, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;

●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;

●	the amounts we are entitled to receive, if any, from Regeneron as potential option exercise fees, development, regulatory and sales milestone payments and royalty payments and the amounts we are obligated to pay to Regeneron as reimbursement if it chooses to exercise its option to advance a product candidate under our collaboration agreement;

●	the amounts we are entitled to receive, if any, from AffaMed as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;

●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

●	the costs and outcomes of legal actions and proceedings;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides for Regeneron’s reimbursement of certain preclinical expenses incurred by us under our collaboration agreement and for our potential receipt of option exercise, development, regulatory and sales milestone payments and royalty payments and our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments as well as royalty payments. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The covenants under our existing Credit Agreement, the pledge of our assets as collateral limit our ability to obtain additional debt financing. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. In addition, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through equity or debt financings. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Since our inception in 2006, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of $354.7 million and $274.9 million, respectively. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2026. Our federal NOLs generated for the years ended after December 31, 2018, which amounted to a total of $229.1 million, can be carried forward indefinitely. As of December 31, 2020, we also had available research and development tax credit carryforwards for federal and state income tax purposes of $9.2 million and $5.0 million , respectively, which begin to expire in 2026 and 2025, respectively. We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize our tax carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$12,770	$2,483	4,905	4,498	884
Credit Agreement	29,683	10,427	19,256	—	—
2026 Convertible Notes	53,475	—	—	53,475	—
Total	$95,928	$12,910	$24,161	$57,973	$884

The table above includes our enforceable and legally binding obligations and future commitments at December 31, 2020, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at December 31, 2020. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

We enter into contracts in the normal course of business to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included contractual obligations and commitments.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in July 2023, March 2024 and July 2027. We expect lease costs under these commitments to total $2.5 million in 2021 and increase annually. We expect total costs of approximately $12.8 million over the terms of our current leases.

Under our Credit Agreement, we have been permitted to make interest-only payments since December 2018.  Commencing in January 2021, we are required to make 36 equal monthly installments of principal in the amount of $0.7 million, plus interest, through December 2023.

On March 2019, we issued the 2026 Convertible Notes pursuant to a note purchase agreement, or the Purchase Agreement, with Cap 1 LLC, an affiliate of Summer Road LLC. The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of our common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock. The conversion rate is initially 153.8462 shares of our common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price is $6.50 per share. The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to our capitalization. At our election, we may choose to make such conversion payment in cash, in shares of common stock, or in a combination thereof. Upon any conversion of any 2026 Convertible Note, we are obligated to make a cash payment to the holder of such 2026 Convertible Note for any interest accrued but unpaid on the principal amount converted. Upon the occurrence of a Corporate Transaction (as defined in the 2026 Convertible Notes), the holder of a 2026 Convertible Note is entitled, at such holder’s option, to convert all of the outstanding principal amount of the 2026 Convertible Note in accordance with the foregoing and receive an additional, “make-whole” cash payment in accordance with a table set forth in each 2026 Convertible Note.

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

In October 2016, we entered into the Collaboration Agreement with Regeneron. If the Option is exercised, Regeneron will be obligated to conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25.0 million, which cap may be increased by up to $5.0 million under certain circumstances. We have not included in the table above any payments to Regeneron under this Collaboration Agreement as the timing of such payments are not known. Regeneron will be responsible for funding an initial preclinical tolerability study, which Regeneron initiated in early 2018. We do not expect our funding requirements under our collaboration with Regeneron to be material over the next twelve months. If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates. On May 8, 2020, we entered into an amendment (the “Regeneron Amendment”) to the Collaboration Agreement. Pursuant to the Regeneron Amendment, we and Regeneron have adopted a new workplan to transition joint efforts under the Collaboration Agreement to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space. Regeneron has agreed to pay our personnel and material costs for specified preclinical development activities in connection with the revised workplan, as well as certain other costs. In addition, the Regeneron Amendment provides for the modification of the terms of the Option previously granted to Regeneron under the Collaboration Agreement.

On October 29, 2020, we entered into the License Agreement with AffaMed. Pursuant to the terms of the License Agreement, we are generally responsible for expenses related to the development and commercialization of DEXTENZA regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis, or collectively, the DEXTENZA Field, and for OTX-TIC, or collectively with DEXTENZA, the AffaMed Licensed Products, regarding open-angle glaucoma and ocular hypertension, or collectively, the TIC Field and, with the DEXTENZA Field, each a Field, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations, or collectively, the Territories, provided that AffaMed (i) reimburse us a low-teen percentage of expenses incurred in connection with certain clinical trials conducted by us and designed to support marketing approval of the AffaMed Licensed Product by FDA or the European Medicines Agency, or the Global Studies; (ii) is solely responsible for expenses incurred in connection with territory-specific clinical trials that it conducts in furtherance of the development plan agreed between the parties in the applicable Fields in the Territories, or the Local Studies; and (iii) reimburse us in full for expenses incurred in connection with obtaining and maintaining regulatory approvals of the AffaMed Licensed Products in the applicable Fields in the Territories. In the event AffaMed declines to participate in a Global Study or to conduct a Local Study in any jurisdiction in which we determine to conduct such a study, we are relieved of our obligation to provide AffaMed clinical data from such study, other than safety data, unless AffaMed subsequently reimburses us in the amounts described above plus a prespecified premium.

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

Smaller Reporting Company Status

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

●	being permitted to provide only two years of audited consolidated financial statements in this Annual Report on Form 10-K, with correspondingly reduced “Management's Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	reduced disclosure obligations regarding executive compensation; and
●	not being required to furnish a contractual obligations table in “Management's Discussion and Analysis of Financial Condition and Results of Operations”; and
●	not being required to furnish a stock performance graph in our annual report.

We expect to continue to take advantage of some or all of the available exemptions as long as we continue to qualify as a smaller reporting company. We may cease to qualify as a smaller reporting company as early as June 30, 2021, which would require us to comply with disclosure requirements that are applicable to other public companies that are not smaller reporting companies following the filing of our Annual Report on Form 10-K for the year ending December 31, 2021, and any portions of our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders incorporated by reference therein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash and cash equivalents of $228.1 million, which consisted of money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-35 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Delinquent Section 16(a) Reports

The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders, if applicable, and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Bruce Peacock is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the Nasdaq Global Market.

Item 11.	Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36554	7/30/2014	3.1

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36554	7/30/2014	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-196932	7/11/2014	4.1

4.2	Registration Rights Agreement, dated as of March 1, 2019, by and among the Registrant and the Purchasers identified therein	10-K	001-36554	3/7/2019	4.2

4.3	Description of Securities Registered under Section 12 of the Exchange Act	10-K	001-36554	3/12/2020	4.3

10.1+	2006 Stock Incentive Plan, as amended	S-1	333-196932	6/20/2014	10.1

10.2+	Form of Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.2

10.3+	Form of Restricted Stock Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.3

10.4+	2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.4

10.5+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.5

10.6+	Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.6

10.7+	Form of Restricted Stock Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.7

10.8+	2019 Inducement Stock Incentive Plan	10-Q	001-036554	11/12/2019	10.1

10.9+	Amendment to 2019 Inducement Stock Incentive Plan					X

10.10+	Form of Non-statutory Stock Option Agreement under 2019 Inducement Stock Incentive Plan	10-Q	001-036554	11/12/2019	10.2

10.11†	Amended and Restated License Agreement, dated January 27, 2012, between the Registrant and Incept LLC	S-1	333-196932	6/20/2014	10.8

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.12	Lease Agreement dated September 2, 2009, by and between the Registrant and RAR2-Crosby Corporate Center QRS, Inc., as amended.	S-1	333-196932	6/20/2014	10.9

10.13+	2014 Employee Stock Purchase Plan	S-1/A	333-196932	7/11/2014	10.10

10.14	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-196932	6/20/2014	10.12

10.15	Transition, Separation and Release of Claims Agreement by and between the Registrant and Dr. Amarpreet S. Sawhney dated as of May 29, 2019	8-K	001-36554	5/30/2019	10.1

10.16	Lease Agreement dated June 17, 2016 between the WS NF 15 Crosby Drive, LLC and the Registrant	10-Q	001-36554	8/9/2016	10.1

10.17†	Collaboration, Option and License Agreement between the Registrant and Regeneron Pharmaceuticals, Inc. dated October 10, 2016	10-Q	001-36554	11/9/2016	10.1

10.18	Open Market Sales AgreementSM, dated as of April 5, 2019, by and between the Registrant and Jefferies LLC	8-K	001-36554	4/5/2019	1.1

10.19+	Employment Agreement, by and between the Registrant and Philip Strassburger, dated August 28, 2020					X

10.20	Consulting Agreement by and between the Registrant and Dr. Amarpreet S. Sawhney, dated as of May 29, 2019	8-K	001-36554	5/30/2019	10.2

10.21+	Employment Agreement, by and between the Registrant and Antony C. Mattessich, dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.2

10.22+	Non-Statutory Stock Option Agreement, by and between the Registrant and Antony C. Mattessich dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.3

10.23+	Employment Agreement, by and between the Registrant and Donald Notman, dated as of September 25, 2017	8-K	001-36554	9/25/2017	10.1

10.24	Second Amendment to Lease, by and between the Registrant and CCC Investors LLC, dated October 10, 2017	8-K	001-36554	10/16/2017	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.25+	Employment Agreement, by and between the Registrant and Michael Goldstein, dated as of September 25, 2017	10-K	001-36554	3/8/2018	10.30

10.26†	Second Amended and Restated License Agreement, dated September 13, 2018, by and between the Registrant and Incept LLC	8-K	001-36554	9/19/2018	10.1

10.27	Third Amended and Restated Credit and Security Agreement dated December 21, 2018 by and among MidCap Financial Trust, as administrative agent, the Registrant, and the Lenders listed therein	8-K	001-36554	12/28/2018	10.1

10.28	First Amendment to Third Amended and Restated Credit and Security Agreement, dated as of February 21, 2019, by and among the Registrant, MidCap Financial Trust, as administrative agent, and the Lenders listed therein	8-K	001-36554	2/22/2019	10.3

10.29	Second Amendment to Third Amended and Restated Credit and Security Agreement, by and among the Registrant, MidCap Financial Trust, as administrative agent, and the Lenders listed therein	10-Q	001-36554	8/7/2019	10.5

10.30	Subordination Agreement, dated as of February 21, 2019, by and among the Registrant, MidCap Financial Trust, as administrative agent, and the Lenders listed therein	8-K	001-36554	2/22/2019	10.4

10.31	Note Purchase Agreement (including Form of Senior Subordinated Convertible Note), dated as of February 21, 2019, by and among the Registrant and the Purchasers listed therein	8-K	001-36554	2/22/2019	10.1

10.32	Sublease, dated as of April 4, 2019, by and among Ocular Therapeutix, Inc. and Holcim (US) Inc.	10-Q	001-36554	5/10/2019	10.4

10.33+	Employment Agreement, by and between the Registrant and Patricia Kitchen, dated as of April 21, 2019	10-Q	001-36554	5/8/2020	10.1

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.34*	Amendment to Collaboration, Option and License Agreement, by and between the Registrant and Regeneron, dated May 8, 2020	8-K	001-36554	5/14/2020	10.1

10.35*	License Agreement, by and between the Registrant and AffaMed Therapeutics Limited, dated as of October 29, 2020	10-Q	001-36554	11/5/2020	10.1

10.36*	Supplement to License Agreement, by and between the Registrant and AffaMed Therapeutics Limited, dated as of January 18, 2021					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101					X
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2021

Onald
OCULAR THERAPEUTIX, INC.

	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antony Mattessich	President and Chief Executive Officer
Antony Mattessich	(Principal Executive Officer)	March 11, 2021

/s/ Donald Notman	Chief Financial Officer	March 11, 2021
Donald Notman	(Principal Financial and Accounting Officer)

/s/ Charles Warden	Chairman of the Board	March 11, 2021
Charles Warden

/s/ Jeffrey S. Heier, M.D.	Director	March 11, 2021
Jeffrey S. Heier, M.D.

/s/ Seung Suh Hong, PH.D.	Director	March 11, 2021
Seung Suh Hong, PH.D.

/s/ Richard L. Lindstrom, M.D.	Director	March 11, 2021
Richard L. Lindstrom, M.D.

/s/ Bruce A. Peacock	Director	March 11, 2021
Bruce A. Peacock

/s/ Leslie Williams	Director	March 11, 2021
Leslie Williams

OCULAR THERAPEUTIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ocular Therapeutix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocular Therapeutix, Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the Derivative Liability

As described in Note 4 to the consolidated financial statements, the Company’s derivative liability balance was $98.3 million as of December 31, 2020 and the change in fair value recorded in other income (expense), net was expense of $86.2 million. The derivative liability was recorded at fair value upon the issuance of the 2026 convertible notes and is subsequently remeasured to fair value at each reporting period. The derivative liability was initially valued and remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the derivative liability. The fair value of the 2026 convertible notes with and without the conversion option is estimated using a binomial lattice approach. The main inputs to valuing the 2026 convertible notes with the conversion option as of December 31, 2020 include the Company’s stock price on the valuation date, the expected annual volatility of the Company’s stock and the bond yield.

The principal considerations for our determination that performing procedures relating to the valuation of the derivative liability is a critical audit matter are the significant judgment by management to determine the fair value of the derivative liability using a binomial lattice model; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the audit evidence obtained related to the valuation of the derivative liability and management’s significant assumption related to the bond yield. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of fair values for the derivative liability and (ii) comparing the independent estimate to management’s fair value estimate to evaluate the reasonableness of management’s assumptions. Developing the independent estimate involved testing the completeness and accuracy of the inputs provided by management and evaluating management’s assumptions related to bond yield based on observable market yield movements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 11, 2021

We have served as the Company’s auditor since 2008.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$228,057	$54,437
Accounts receivable, net	12,252	2,548
Inventory	1,201	954
Prepaid expenses and other current assets	4,650	2,231
Total current assets	246,160	60,170
Property and equipment, net	8,095	10,151
Restricted cash	1,764	1,764
Operating lease assets	5,844	6,655
Total assets	$261,863	$78,740
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,709	$3,268
Accrued expenses and other current liabilities	14,307	7,635
Operating lease liabilities	1,358	1,126
Notes payable, net of discount, current	8,290	—
Total current liabilities	26,664	12,029
Other liabilities:
Operating lease liabilities, net of current portion	7,548	8,905
Derivative liability	98,313	12,124
Deferred revenue	12,000	—
Notes payable, net of discount	16,936	25,007
2026 convertible notes, net	24,307	24,305
Total liabilities	185,768	82,370
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized and 75,996,732 and 50,333,559 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	8	5
Additional paid-in capital	615,338	379,980
Accumulated deficit	(539,251)	(383,615)
Total stockholders’ equity (deficit)	76,095	(3,630)
Total liabilities and stockholders’ equity (deficit)	$261,863	$78,740

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue:
Product revenue, net	$17,403	$4,227
Total revenue, net	17,403	4,227
Costs and operating expenses:
Cost of product revenue	2,083	2,325
Research and development	28,694	41,091
Selling and marketing	26,614	24,491
General and administrative	22,859	22,122
Total costs and operating expenses	80,250	90,029
Loss from operations	(62,847)	(85,802)
Other income (expense):
Interest income	168	1,229
Interest expense	(6,768)	(6,101)
Change in fair value of derivative liability	(86,189)	4,310
Other income (expense), net	—	(8)
Total other income (expense), net	(92,789)	(570)
Net loss and comprehensive loss	$(155,636)	$(86,372)
Net loss per share, basic and diluted	$(2.56)	$(1.91)
Weighted average common shares outstanding, basic and diluted	60,752,225	45,273,231

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balances at December 31, 2018	41,518,091	$4	$333,114	$(297,243)	$35,875
Issuance of common stock upon exercise of stock options	28,583	—	78	—	78
Issuance of common stock in connection with employee stock purchase plan	130,945	—	451	—	451
Issuance of common stock upon public offering, net of issuance costs	8,655,940	1	37,578	—	37,579
Stock-based compensation expense	—	—	8,759	—	8,759
Net loss	—	—	0	(86,372)	(86,372)
Balances at December 31, 2019	50,333,559	5	379,980	(383,615)	(3,630)
Issuance of common stock upon exercise of stock options	567,776	1	2,585		2,586
Issuance of common stock in connection with employee stock purchase plan	161,175	—	747		747
Issuance of common stock upon public offering, net of issuance costs	24,934,222	2	224,495		224,497
Stock-based compensation expense	—	—	7,531		7,531
Net loss	—	—		(155,636)	(155,636)
Balances at December 31, 2020	75,996,732	$8	$615,338	$(539,251)	$76,095

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2020	2019
Cash flows from operating activities:
Net loss	$(155,636)	$(86,372)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,531	8,759
Non-cash interest expense	4,415	3,683
Change in fair value of derivative liability	86,189	(4,310)
Depreciation and amortization expense	2,773	2,530
Loss on disposal of property and equipment	—	7
Changes in operating assets and liabilities:
Accounts receivable	(9,704)	(2,347)
Prepaid expenses and other current assets	(2,419)	(518)
Inventory	(247)	(737)
Operating lease assets	811	733
Accounts payable	(452)	124
Accrued expenses	2,311	1,714
Deferred revenue	12,000	—
Operating lease liabilities	(1,125)	(844)
Net cash used in operating activities	(53,554)	(77,578)
Cash flows from investing activities:
Purchases of property and equipment	(841)	(2,238)
Net cash used in investing activities	(841)	(2,238)
Cash flows from financing activities:
Proceeds from issuance of 2026 convertible notes, net of issuance costs	—	37,275
Proceeds from exercise of stock options	2,585	78
Proceeds from issuance of common stock pursuant to employee stock purchase plan	747	451
Proceeds from the Paycheck Protection Program Loan	3,201	—
Repayment of the Paycheck Protection Program Loan	(3,201)	—
Proceeds from issuance of common stock upon public offering, net	224,682	37,537
Net cash provided by financing activities	228,014	75,341
Net increase (decrease) in cash, cash equivalents and restricted cash	173,620	(4,475)
Cash, cash equivalents and restricted cash at beginning of period	56,201	60,676
Cash, cash equivalents and restricted cash at end of period	$229,821	$56,201
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,354	$2,298
Supplemental disclosure of non-cash investing and financing activities:
Additional right of use asset and related lease liability	$—	$2,044
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$91	$214
Derivative liability in connection with issuance of 2026 convertible notes	$—	$16,434
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$184	$42

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

As of December 31, 2020, the Company had two FDA-approved products in commercialization in the United States: DEXTENZA® (dexamethasone insert) 0.4mg, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain, and ReSure® Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery. While ReSure Sealant is commercially available in the United States, it does not receive sales support and has not in the past generated, nor is it anticipated to in the future to generate, material revenues. The Company’s other product candidates are in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of December 31, 2020, the Company had an accumulated deficit of $539,251.  The Company believes that its existing cash and cash equivalents of $228,057, as of December 31, 2020, along with its current operating plan, which includes revenues from the sale of DEXTENZA, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements through at least the next 12 months. The future viability of the Company beyond that point is dependent on its ability to generate cash flows from the sale of DEXTENZA and raise additional capital to finance its operations.  The Company will need to finance its operations through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements.  Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Risks and Uncertainties

The Company is monitoring the potential impact of the COVID-19 pandemic, if any, on the carrying value of certain assets. To date, the Company has not experienced a material business disruption, nor has it incurred impairment of any assets as a result of the COVID-19 pandemic. The extent to which these events may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of the COVID-19 pandemic and any resulting disruption to the Company’s operations is uncertain, and the Company will continue to assess the impact of the COVID-19 pandemic on its financial position.

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

Product Revenue

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

Transaction Price, including Variable Consideration— Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, government chargebacks, discounts and rebates, and other incentives, such as voluntary patient assistance, and other fee-for-service amounts that are detailed within contracts between the Company and its customers relating to the Company’s sale of DEXTENZA. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable or a current liability. These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

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

Trade Discounts and Allowances—The Company compensates (through trade discounts and allowances) its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss, as well as a reduction to accounts receivables, net on the consolidated balance sheets.

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

Government Chargebacks— Chargebacks for fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and 340B entities at prices lower than the list prices charged to customers who directly purchase the product from the Company.  The 340B Drug Discount Program is a U.S. federal government program created in 1992 that requires drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at significantly reduced prices.   Customers charge the Company for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These allowances are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified government healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Allowance for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit.

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

Rebates— The Company offers rebate payments for which ambulatory surgical centers, hospital out-patient departments and other prescribers qualify by meeting quarterly purchase volumes of DEXTENZA under the Company’s rebate program. The Company calculates rebate payment amounts due under this program quarterly, based on actual qualifying purchase and applies a contractual discount rate. The calculation of the accrual for rebates is based on an estimate of claims that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as an accrued expenses and other current liabilities on the consolidated balance sheets.

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

Collaboration Revenue

To determine the appropriate amount of revenue to be recognized for arrangements the Company determines are within the scope of Topic 606, the Company performs the following steps: (i) identify the contract(s) with its customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as each performance obligation is satisfied.

The Company accounts for a contract with a customer that is within the scope of Topic 606 when all of the following criteria are met: (i) the arrangement has been approved by the parties and the parties are committed to perform their respective obligations; (ii) each party’s rights regarding the goods and/or services to be transferred can be identified; (iii) the payment terms for the goods and/or services to be transferred can be identified; (iv) the arrangement has commercial substance; and (v) collection of substantially all of the consideration to which the Company will be entitled in exchange for the goods and/or services that will be transferred to the customer is probable. The Company also determines the term of the contract based on the period in which the Company and its customer have present and enforceable rights and obligations for purposes of identifying the performance obligations and determining the transaction price.

The Company evaluates contracts that contain multiple promises to determine which promises are distinct. Promises are considered to be distinct and therefore, accounted for as separate performance obligations, provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) the promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. In assessing whether a promise is distinct, the Company considers factors such as whether: (i) the Company provides a significant service of integrating goods and/or services with other goods and/or services promised in the contract; (ii) one or more of the goods and/or services significantly modifies or customizes, or are significantly modified or customized by one or more of the other goods and/or services promised in the contract; and (iii) the goods and/or services are highly interdependent or highly interrelated. Individual goods or services (or bundles of goods and/or services) that meet both criteria for being distinct are accounted for as separate performance obligations. Promises that are not distinct at contract inception are combined and accounted for as a single performance obligation. Options to acquire additional goods and/or services are evaluated to determine if such option provides a material right to the customer that it would not have received without entering into the contract. If so, the option is accounted for as a separate performance obligation. If not, the option is considered a marketing offer which would be accounted for as a separate contract upon the customer’s election.

The transaction price is generally comprised of an upfront payment due at contract inception and variable consideration in the form of payments for the Company’s goods and services and materials and milestone payments due upon the achievement of specified events. Other payments the Company could be entitled to include tiered royalties earned when customers recognize net sales of licensed products. The Company considers the existence of any significant financing component within its arrangements and have determined that a significant financing component does not exist in its arrangements as substantive business purposes exist to support the payment structure other than to provide a significant benefit of financing. The Company measures the transaction price based on the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which the Company will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. With respect to arrangements that include payments for a development or regulatory milestone payment, the Company evaluates whether the associated event is considered likely of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the Company’s control or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be likely of achievement until the triggering event occurs. At the end of each reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, the Company recognizes revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.

The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. The Company has elected a practical expedient wherein it recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that it otherwise would have recognized is one year or less. To date, the Company has not incurred any incremental costs of obtaining a contract with a customer.

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

Inventory consisted of the following:

	December 31,
	2020	2019
Raw materials	$384	$217
Work-in-process	232	148
Finished goods	585	589
	$1,201	$954

Restricted Cash

As of December 31, 2020 and 2019, the Company held restricted cash of $1,764, respectively, on its consolidated balance sheet. The Company held restricted cash as security deposits for the lease of its manufacturing space and corporate headquarters.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$228,057	$54,437
Restricted cash	1,764	1,764
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$229,821	$56,201

Concentration of Credit Risk and of Significant Suppliers and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company has all cash and cash equivalents balances at one accredited financial institution, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

For the year ended December 31, 2020, three specialty distributor customers accounted for 42%, 29% and 12% of the Company’s total revenue and three specialty distributor customers accounted for 45%, 33% and 15% of the

Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable for the year ended December 31, 2020.

For the year ended December 31, 2019, two specialty distributor customers accounted for 27% and 11% of the Company’s total revenue and three specialty distributor customers accounted for 39%, 18% and 11% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable for the year ended December 31, 2019.

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

The Company’s cash equivalents at December 31, 2020 and 2019 were carried at fair value determined according to the fair value hierarchy described above (Note 3). The Company’s derivative liability at December 31, 2020 and 2019 was carried at fair value determined according to the fair value hierarchy described above and classified as a Level 3 measurement. The carrying value of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

The carrying value of the Company’s variable interest rate notes payable (Note 9) are recorded at amortized costs, which approximates fair value due to their short-term nature.

On March 1, 2019, the Company issued $37,500 aggregate principal amount of unsecured senior subordinated convertible notes (the “2026 Convertible Notes”) (Note 5) which is carried, net of derivative liability, at its amortized cost of $24,307 at December 31, 2020. The estimated fair value of the 2026 Convertible Notes was $129,362 and $36,849 at December 31, 2020 and 2019. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The main input when determining the fair value for disclosure purposes is the bond yield which is updated each period to reflect the yield of a comparable instrument issued as of the valuation date. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

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

Following the Company’s adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), on January 1, 2019, for stock-based awards issued to non-employees, the Company no longer revalues non-employee awards at each reporting date and instead calculates the fair value of the awards as of the grant date using the Black-Scholes option-pricing model. Compensation expense for these awards is recognized over the related service period.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2020 and 2019, there were no items that gave rise to other comprehensive loss and therefore, there was no difference between net loss and comprehensive loss.

Net Loss Per Share

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 makes targeted improvements to GAAP for collaborative arrangements, including (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The Company adopted this pronouncement as required effective January 1, 2020 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. The amendments in the ASU are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB also specified that an entity should adopt the guidance as of the beginning of its fiscal year and is not permitted to adopt the guidance in an interim period. The Company is assessing the potential impact of ASU 2020-06 on its consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$213,372	$—	$—	$213,372

Liability:
Derivative liability (Note 4)	—	—	98,313	98,313
Total	$213,372	$—	$98,313	$311,685

	Fair Value Measurements as of
	December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$45,156	$—	$45,156

Liability:
Derivative liability (Note 4)	—	—	12,124	12,124
Total	$—	$45,156	$12,124	$57,280

During the year ended December 31, 2020 and 2019, there were no transfers between Level 1 and 2.

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

The fair value of the 2026 Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The main inputs to valuing the 2026 Convertible Notes with the conversion option are as follows:

	As of
	December 31,	December 31,
	2020	2019
Company's stock price	$20.70	$3.95
Expected annual volatility	105.5%	85.8%
Bond yield	12.0%	13.0%

The bond yield was derived by making the fair value of the 2026 Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

A roll forward of the derivative liability is as follows:

As of
Balance at December 31, 2018	$—
Initial value	16,434
Change in fair value	(4,310)
Balance at December 31, 2019	$12,124
Change in fair value	86,189
Balance at December 31, 2020	$98,313

5. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The Company presents deferred interest in accrued current liabilities because the notes are currently convertible and the interest is payable in cash. The effective annual interest rate for the 2026 Convertible Notes was 14.8% through December 31, 2020.

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

Company is amortizing the discount to interest expense over the term of the 2026 Convertible Notes using the effective interest method.

A summary of the 2026 Convertible Notes at December 31, 2020 and 2019 is as follows:

	December 31,	December 31,
	2020	2019
2026 Convertible Notes	$37,500	$37,500
Less: unamortized discount	(13,193)	(15,101)
Total	$24,307	$22,399
Accrued interest	—	1,906
Total	$24,307	$24,305

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2020	2019
Equipment	$10,186	$9,511
Leasehold improvements	9,074	9,074
Furniture and fixtures	1,281	1,132
Software	220	214
Construction in progress	120	239
	20,881	20,170
Less: Accumulated depreciation and amortization	(12,786)	(10,019)
	$8,095	$10,151

Depreciation and amortization expense was $2,773 and $2,530 for the years ended December 31, 2020 and 2019, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2020	2019
Accrued payroll and related expenses	$5,853	$5,042
Accrued rebates and programs	1,438	175
Accrued professional fees	868	1,011
Accrued research and development expenses	1,013	849
Accrued interest payable on 2026 convertible notes	4,194	—
Accrued other	941	558
	$14,307	$7,635

8. Collaboration Agreements

AffaMed License Agreement

On October 29, 2020, the Company entered into license agreement (“License Agreement”) with AffaMed Therapeutic Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis (collectively, the “DEXTENZA Field”) and for the Company’s OTX-TIC product candidate (collectively with DEXTENZA, the “AffaMed Licensed Products”) regarding open-angle glaucoma and ocular hypertension (collectively, the “TIC Field” and, with the DEXTENZA Field, each a “Field”), in each case in mainland China, Taiwan, Hong Kong, Macau, South

Korea, and the countries of the Association of Southeast Asian Nations (collectively, the “Territories”). The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

Under the License Agreement, the Company received a non-refundable upfront payment of $12,000 in December 2020. The Company is also eligible to receive up to an additional $91,000 in aggregate, inclusive of a low-seven-figure clinical support payment, upon the achievement of certain regulatory, development and commercial milestones. The Company is also entitled to receive tiered, escalating royalties on the net sales of the AffaMed Licensed Products ranging from a low-teen to low-twenties percentage. Royalties under the License Agreement are payable on an AffaMed Licensed Product-by-AffaMed Licensed Product and jurisdiction-by-jurisdiction basis and are subject to potential reductions in specified circumstances, subject to a specified floor.

Under the License Agreement, the Company is generally responsible for expenses related to the development of the AffaMed Licensed Products in the applicable Fields in the Territories, provided that AffaMed (i) reimburse the Company a low-teen percentage of expenses incurred in connection with certain clinical trials conducted by the Company and designed to support marketing approval of the AffaMed Licensed Product by the FDA or the European Medicines Agency (“Global Studies”); (ii) is solely responsible for expenses incurred in connection with territory-specific clinical trials that it conducts in furtherance of the development plan agreed between the parties in the applicable Fields in the Territories (“Local Studies”); and (iii) reimburse the Company in full for expenses incurred in connection with obtaining and maintaining regulatory approvals of the AffaMed Licensed Products in the applicable Fields in the Territories. In the event AffaMed declines to participate in a Global Study or to conduct a Local Study in any jurisdiction in which the Company determines to conduct such a study, the Company is relieved of its obligation to provide AffaMed clinical data from such study, other than safety data, unless AffaMed subsequently reimburses the Company in the amounts described above plus a prespecified premium.

The License Agreement expires upon the expiration of the last royalty term for the last AffaMed Licensed Product in any applicable Field in the Territories. Either party may, subject to specified cure periods, terminate the License Agreement in the event of the other party’s uncured breach. Either party may also terminate the License Agreement under specified circumstances relating to the other party’s insolvency. AffaMed has the right to terminate the License Agreement at any time after completion of a Phase 3 clinical trial for OTX-TIC for any or no reason upon providing the Company three months’ notice. During an established period following its change of control or its entry into a global licensing agreement that includes the Territories with a third party, the Company has the option to terminate the License Agreement, subject to a specified notice period and the repayment of any costs and expenses incurred by AffaMed in connection with the License Agreement, including upfront and milestone payments AffaMed has previously paid to the Company, at a prespecified premium.

The Company concluded that AffaMed is a customer in this arrangement, and as such, the arrangement falls within the scope of the revenue recognition guidance in ASC 606.

At the inception of the License Agreement, the Company identified the following performance obligations in the agreement:

●	the license, regulatory filings and manufacturing of DEXTENZA;

●	the license, regulatory filings and manufacturing for the Company’s OTX-TIC product candidate regarding open-angle glaucoma and ocular hypertension in the Territories;

●	obligations to participate on various joint research, development and project committees; and

●	the conduct of a Phase 2 clinical trial of OTX-TIC

The Company has concluded there is a combined performance obligation for a development and commercialization license and manufacturing obligations for DEXTENZA Field and the Company’s OTX-TIC product candidate regarding open-angle glaucoma and ocular hypertension in the Territories.

Further, AffaMed cannot exploit the value of the development and commercialization license for DEXTENZA Field and the Company’s OTX-TIC product candidate regarding open-angle glaucoma and ocular hypertension in the

Territories without receipt of supply as the development and commercialization license does not convey to AffaMed the right to manufacture and therefore the Company has combined the development and commercialization license and the manufacturing obligations into one performance obligation.

The Company has concluded that the right of AffaMed to opt into the Global Studies for DEXTENZA and OTX-TIC are options that do not convey a material right to AffaMed. Therefore, these have not been recognized as performance obligations upon the inception of the License Agreement.

With respect to the obligation of the Company to participate in joint research, development and project committees the Company has concluded that these obligations are not material.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation.

The Company developed the estimated standalone selling price for the services and/or manufacturing and supply included in each of the performance obligation, as applicable, primarily based on the nature of the services to be performed and/or goods to be manufactured and estimates of the associated costs, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts.

The Company has determined that any sales-based royalties and milestones will be recognized as the Company delivers the clinical and commercial manufactured product to AffaMed. Any changes in estimates may result in a cumulative catch-up based on the number of units of manufactured product delivered.

As of December 31, 2020, the transaction price was determined to be $12,000. All potential regulatory, development and commercial milestone payments in the amount of $91,000 did not meet the recognition criteria under the most likely method, because their achievement was highly dependent on factors outside the control of the Company and therefore, were excluded from the transaction price as of December 31, 2020. Furthermore, under the expected value method the Company excluded the potential royalties from the transaction price.

We recognize revenue related to the amounts allocated to the combined performance obligations for DEXTENZA Field and the Company’s OTX-TIC product candidate based on the point in time upon which control of supply is transferred to AffaMed for each delivery of the associated supply. The Company currently expects to recognize the revenue over a period of approximately seven to eight years commencing on the date the Company begins delivering product to AffaMed. This estimate of this period considers the timing of development and commercial activities under the License Agreement and may be reduced or increased based on the various activities as directed by the joint committees, decisions made by AffaMed, regulatory feedback or other factors not currently known.

The Company has not recognized any revenue under the License Agreement as of December 31, 2020 as there has not been any delivery of product under the License Agreement. The Company does not expect to recognize material revenue from the License Agreement in 2021. The entire transaction price is recorded as deferred revenue as of December 31, 2020.

Regeneron Collaboration Agreement

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

If Regeneron decided to exercise the Option, Regeneron will be obligated to conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances. If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

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

In December 2017, the Company delivered to Regeneron a proposed final formulation for the initial preclinical tolerability study. Regeneron initiated the preclinical study in early 2018. The Company and Regeneron subsequently reached an understanding that the proposed formulation was not final and ceased development of it.

On May 8, 2020, the Company entered into an amendment (the “Regeneron Amendment”) to the Collaboration Agreement. Pursuant to the Regeneron Amendment, the Company and Regeneron have adopted a new work plan to transition joint efforts under the Collaboration Agreement to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space. Regeneron has agreed to pay personnel and material costs of the Company for specified preclinical development activities in connection with the revised work plan, as well as certain other costs. In addition, the Regeneron Amendment provides for the modification of the terms of the Option previously granted to Regeneron under the Collaboration Agreement. As amended, the Option is exclusive for twenty-four months following May 8, 2020. Through December 31, 2020, the Option has not been exercised, and no payments have been made.

As of December 31, 2020, the Company has recorded $1,256 related to work performed for preclinical development activities in connection with the revised work plan which the Company has recorded as a reduction of research and development expense as this research is not an output of the Company’s ordinary business activities. As of December 31, 2020, the Company has included the $1,256 in prepaid expenses and other current assets.

9. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”). The Company has a total borrowing capacity of $25,000 under the Credit Facility, which was fully drawn down as of December 31, 2020.

In December 2018, the Company amended the terms of the Credit Agreement to increase total indebtedness under the Credit Facility to $25,000 which was used primarily to pay-off outstanding balances as of the closing date. The Company was required to make interest-only payments under the Credit Facility until December 2020. Commencing in January 2021, the Company is required to make 36 equal monthly installments of principal in the amount of $694, plus interest, through December 2023.

Amounts borrowed under the Credit Agreement are at LIBOR base rate, subject to 2.00% floor, plus 7.25%. The interest rate on the date of the amendment was 9.76%. As of December 31, 2020, the interest rate was 9.25%. In addition, a final payment (exit fee) equal to 3.5% of amounts drawn under the Credit Facility, or $875 based on borrowings of $25,000, is due upon the maturity date of December 21, 2023. The Company is accruing the exit fee through December 21, 2023.

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

There are no other financial covenants associated with the Credit Agreement. However, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions.  As of December 31, 2020, the Company is not in violation of any of the covenants. The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.  The debt is collateralized by substantially all of the Company’s assets, including its intellectual property.

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

Borrowings outstanding are as follows:

	December 31,	December 31,
	2020	2019
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	355	180
Unamortized discount	(129)	(173)
	25,226	25,007
Less: current portion	(8,290)	—
Long-term notes payable	$16,936	$25,007

As of December 31, 2020, the annual repayment requirements for the Credit Facility, inclusive the final payment of $875 due at expiration, were as follows:

Year Ending December 31,	Principal	Final Payment	Total
2021	8,333	—	8,333
2022	8,333	—	8,333
2023	8,334	875	9,209
	$25,000	$875	$25,875

10. Warrants

In April 2014, the Company entered into a credit facility with Silicon Valley Bank and MidCap Financial SBIC, LP, and it issued the lenders warrants to purchase 100,000 shares of its Series D-1 redeemable convertible preferred stock with an exercise price of $3.00 per share. Upon the closing of the Company’s IPO in July 2014, the preferred stock warrants became warrants to purchase an aggregate of 37,878 shares of its common stock with an exercise price of $7.92 per share, with Silicon Valley Bank and MidCap Financial SBIC, LP., each holding warrants of 18,939 shares of common stock.

The Company had warrants for the purchase of 18,939 shares of common stock outstanding with MidCap Financial SBIC, LP at December 31, 2020 and 2019 at a weighted average exercise price of $7.92 per share and an expiration date of April 17, 2021.

11. Preferred Stock

The Amended and Restated Certificate of Incorporation authorized 5,000,000 shares of preferred stock, $0.0001 par value, all of which is undesignated and none of which are issued or outstanding at December 31, 2020 and 2019.

12. Common Stock

The Amended and Restated Certificate of Incorporation authorized 100,000,000 shares of the Company’s common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

On December 14, 2020, the Company entered into an underwriting agreement with Jefferies LLC (“Jefferies”) and Piper Sandler & Co. (collectively with Jefferies, “the Underwriters”) in connection with an underwritten public offering of 3,725,000 shares of the Company’s common stock. Under the terms of this underwriting agreement, the Company also granted the Underwriters an option to purchase up to an additional 558,750 shares of common stock at the public offering price, less the underwriting discounts and commissions. The Underwriters subsequently exercised this option to purchase such option shares in full. The public offering price of the shares in this offering was $21.50 per share, and the Underwriters purchased all of the shares from the Company at a price of $20.21 per share. After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $86,390.

On October 13, 2020, the Company entered into an underwriting agreement with the Underwriters, in connection with an underwritten public offering of 7,180,000 shares of the Company’s common stock. Under the terms of this underwriting agreement, the Company also granted the Underwriters an option to purchase up to an additional 1,077,000 shares of common stock at the public offering price, less the underwriting discounts and commissions. The Underwriters subsequently exercised this option to purchase such option shares in full. The public offering price of the shares in this offering was $9.75 per share, and the Underwriters purchased all of the shares from the Company at a price of $9.17 per share. After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $75,406.

In May 2020, the Company entered into an underwriting agreement with the Underwriters, in connection with an underwritten public offering of 8,181,819 shares of the Company’s common stock. Under the terms of this underwriting agreement, the Company also granted the Underwriters an option to purchase up to an additional 1,227,272 shares of common stock at the public offering price, less the underwriting discounts and commissions. The Underwriters subsequently exercised this option to purchase such option shares in full. The public offering price of the shares in this offering was $5.50 per share, and the Underwriters purchased all of the shares from the Company at a price of $5.17 per share. After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $48,327.

On April 5, 2019, the Company entered into an Open Market Sales AgreementSM (the “2019 Sales Agreement”) with Jefferies, under which the Company may offer and sell its common stock having aggregate proceeds of up to $50,000 from time-to-time through Jefferies, acting as agent. In the twelve months ended December 31, 2019, the Company sold 7,337,459 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $32,626, respectively, after commissions and expenses. In the twelve months ended December 31, 2020, the Company sold 2,984,381 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $14,359, respectively, after commissions and expenses. From inception through March 1, 2021, the Company sold an aggregate of 10,321,840 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $46,985 after commissions and expenses. The Company has $1,326 available for issuance as of March 1, 2021.

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

As of December 31, 2020, the Company had reserved 11,191,284 shares of common stock for the exercise of outstanding stock options and the number of shares remaining available for grant under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) and the 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”), the number of shares available for issuance under the 2014 Employee Stock Purchase Plan (Note 13), and the outstanding warrants to purchase common stock (Note 10).

13. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2014 Plan was 1,336,907 shares of common stock, which was increased to 2,126,907 on January 1, 2015. The number of shares reserved for issuance may be increased by the number of shares under the 2006 Stock Option Plan (the “2006 Plan”) that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2020, the number of shares available for issuance under the 2014 Plan increased by 1,659,218. As of December 31, 2020, 883,416 shares remained available for issuance under the 2014 Plan.

As required by the 2006 Plan and 2014 Plan, the exercise price for stock options granted is not to be less than the fair value of common shares as of the date of grant.

Inducement Stock Option Awards

On June 20, 2017, the Company issued to Antony Mattessich, who became a director of the Company on June 20, 2017 and the Company’s President and Chief Executive Officer on July 26, 2017, a non-statutory stock option to purchase an aggregate of 590,000 shares of the Company’s common stock at an exercise price of $10.94 per share. Subject to Mr. Mattessich’s continued service to the Company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the one year anniversary of the grant date and the remaining 75% of the shares underlying the award vesting monthly thereafter. The stock option was issued outside of the Company’s 2014 Plan as an inducement material to Mr. Mattessich’s acceptance of an offer of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

On July 9, 2019, the Company issued to the Senior Vice President, Head of Business Development, a non-statutory stock option to purchase an aggregate of 60,000 shares of its common stock at an exercise price of $5.13 per share. Subject to his continued service to the Company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the one-year anniversary of the grant date and the remaining 75% of the shares underlying the award vesting monthly thereafter. The stock option was issued outside of the Company’s 2014 Plan as an inducement material to the individual’s acceptance of an offer of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

On October 29, 2019, the 2019 Inducement Plan was approved by the Board of Directors of the Company. The 2019 Inducement Plan provides for the following types of awards, each of which is referred to as an “Award”: non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Awards under the 2019 Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). For the avoidance of doubt, neither consultants nor advisors shall be eligible to participate in the 2019 Inducement Plan. Each person who is granted an Award under the 2019 Inducement Plan is deemed a “Participant.”

On December 10, 2020, the Board of Directors of the Company amended the 2019 Inducement Plan to increase the aggregate number of shares issuable by 554,000 shares of common stock to 1,054,000. As of December 31, 2020, 650,000 shares remained available for issuance under the 2019 Inducement Plan.

2014 Employee Stock Purchase Plan

The Company’s has a 2014 Employee Stock Purchase Plan (the “ESPP”) with a total of 207,402 shares of common stock reserved for issuance under this plan which increased to 232,402 shares of common stock on January 1, 2015. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2020, the number of shares available for issuance under the ESPP increased by 207,402. As of December 31, 2020, 524,194 shares of common stock remained available for issuance.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The Company utilized the simplified method because the Company did not have sufficient historical exercise data over the life of awards to provide a reasonable basis upon which to estimate expected term. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of December 31, 2020, there were no outstanding unvested service-based stock options held by nonemployees.

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended
	December 31,
	2020	2019
Risk-free interest rate	1.12%	2.25%
Expected term (in years)	6	6
Expected volatility	86%	87%
Expected dividend yield	—%	—%

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Issuable	Exercise	Contractual	Intrinsic
	Under Options	Price	Term	Value
			(In years)
Outstanding as of December 31, 2019	7,920,417	$6.67	7.6	$704
Granted	2,449,950	5.93
Exercised	(567,776)	4.55
Forfeited	(687,856)	5.84
Outstanding as of December 31, 2020	9,114,735	$6.66	7.4	131,032
Options vested and expected to vest as of December 31, 2020	8,420,281	$6.78	7.2	120,315
Options exercisable as of December 31, 2020	5,001,463	$7.72	6.3	67,984

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $4,307 and $54 during the years ended December 31, 2020 and 2019, respectively.

The weighted average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2020 and 2019 was $5.93 and $2.99 per share, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations:

	Year Ended December 31,
	2020	2019
Research and development	$1,514	$2,312
Selling and marketing	1,719	1,013
General and administrative	4,298	5,434
	$7,531	$8,759

As of December 31, 2020, the Company had an aggregate of $12,103 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.

14. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(155,636)	$(86,372)
Denominator:
Weighted average common shares outstanding, basic and diluted	60,752,225	45,273,231
Net loss per share basic and diluted	$(2.56)	$(1.91)

The Company excluded the following common stock equivalents, outstanding as of December 31, 2020 and 2019, from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2020 and 2019 because they had an anti-dilutive impact due to the net loss incurred for the periods. The

Company also excluded the shares issuable upon conversion of the 2026 Convertible Notes from the computation of diluted net loss per share for the year ended December 31, 2020 and 2019 because they had an anti-dilutive impact.

	December 31,
	2020	2019
Options to purchase common stock	9,114,735	7,920,417
Shares issuable upon conversion of 2026 Convertible Notes, if converted	5,769,232	5,769,232
Warrants for the purchase of common stock	18,939	18,939
	14,902,906	13,708,588

15. Commitments and Contingencies

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. Through December 31, 2020, royalties paid under this agreement related to product sales were $575 and have been charged to cost of product revenue.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. As of December 31, 2020, the Company was not aware of any claims that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020.

Collaboration Agreement

On October 10, 2016, the Company entered into a Collaboration Agreement with Regeneron which the parties amended in May 2020 (Note 8). If the Option to enter into an exclusive worldwide license is exercised, Regeneron will be obligated to conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances; the timing of such payments are not known. If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

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

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Operating lease costs	$2,418	$2,070
Variable lease costs	677	538
Total lease costs	$3,095	$2,608

The following table summarizes the presentation in the Company’s consolidated balance sheet of its operating leases:

		December 31,	December 31,
	Balance sheet location	2020	2019
Assets:
Operating lease assets	Operating lease assets	$5,844	$6,655

Liability:
Current operating lease liabilities	Operating lease liabilities	$1,358	$1,126
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	7,548	8,905
Total Operating lease liabilities:		$8,906	$10,031

The minimum lease payments for the next five years and thereafter are expected to be as follows:

December 31,
Year Ending December 31,	2020
2021	2,483
2022	2,549
2023	2,353
2024	1,569
2025	1,447
Thereafter	2,366
Total lease payments	$12,767
Less: interest	3,861
Present value of operating lease liabilities	$8,906

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate used to determine the operating lease liability:

	December 31,	December 31,
	2020	2019
Weighted average remaining lease term in years	5.6	6.47
Weighted average discount rate	13.55%	13.55%

Supplemental disclosure of cash flow information related to the Company’s operating leases included in cash flows provided by operating activities in its consolidated statements of cash flows is as follows:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$2,418	$2,215

17. Income Taxes

During the years ended December 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
Research and development tax credits	1.0	2.1
State taxes, net of federal benefit	1.0	2.7
Stock-based compensation	—	(1.3)
Derivative liability	(11.5)	—
Other	—	(0.5)
Change in the valuation allowance	(11.5)	(24.0)
Effective income tax rate	—%	—%

Changes in the valuation of the derivative liability do not provide a future tax benefit. To the extent the deferred tax asset related to the derivative liability exceeds the deferred tax liability related to the 2026 Convertible Notes, the excess is recorded as a permanent item.

Net deferred tax assets consisted of the following:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$90,797	$70,317
Tax credit carryforwards	13,514	11,966
Capitalized start-up costs	514	695
Capitalized research and development expenses, net	10,657	14,521
Operating lease liabilities	2,066	2,505
Derivative liability	3,061	3,028
Accrued expenses and other	6,828	6,987
Total deferred tax assets	127,437	110,019
Valuation allowance	(123,020)	(105,062)
Net deferred tax assets	4,417	4,957

Deferred tax liabilities:
Operating lease right of use assets	(1,356)	(1,662)
2026 Convertible Notes	(3,061)	(3,295)
Total deferred tax liabilities	(4,417)	(4,957)
Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to the increase in net operating loss carryforwards, amortization of capitalized research and development expenses, and increase in research and development tax credit carryforwards were as follows:

	Year Ended December 31,
	2020	2019
Valuation allowance as of beginning of year	$105,062	$84,343
Increases recorded to income tax provision	17,958	20,719
Valuation allowance as of end of year	$123,020	$105,062

As of December 31, 2020, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $354,745 and $274,939, respectively. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2026. The Company’s federal NOLs generated for the years ended since December 31, 2018, which amounted to a total of $229,113, can be carried forward indefinitely. As of December 31, 2020, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $9,226 and $4,988, respectively, which begin to expire in 2026 and 2025, respectively. Utilization of the NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the NOL carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management considered the Company’s cumulative net losses and concluded that it is more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2020 and 2019.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2020 or 2019.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31, 2016 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

18. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through December 31, 2020, no contributions have been made to the plan by the Company.

19. Related Party Transactions

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters. Mr. Jonathan M. Sparks, Ph.D., a partner at McCarter & English, has also served in the capacity as the Company’s in-house counsel from October 2017 through August 31, 2020. The Company incurred fees for legal services rendered by McCarter of $766 and $1,119 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, there was $47 and $107 recorded in accounts payable for McCarter. As of December 31, 2020 and 2019, there was $0 and $242 recorded in accrued expenses for McCarter.

20. Restructuring and Other Costs

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

21. Subsequent Events

The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares available for issuance under the 2014 Plan increased by 1,659,218.

The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares available for issuance under the ESPP increased by 207,402.

On January 29, 2021, warrants covering 18,939 shares were exercised via net share settlement, and the Company issued 11,737 shares of common stock as a result of the exercise.

On February 1, 2021, the Company issued to the Senior Vice President, Clinical Development, a non-statutory stock option to purchase an aggregate of 100,000 shares of its common stock at an exercise price of $18.70 per share subject to a time-based vesting and a non-statutory stock option to purchase 50,000 shares of its common stock at an exercise price of $18.70 per share subject to performance-based vesting. The stock option was issued under the Company’s 2019 Inducement Plan as an inducement material to such individual’s acceptance of an offer of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Subject to her continued service to the Company, the time-based stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the one-year anniversary of the grant date and the remaining 75% of the shares underlying the award vesting monthly thereafter. The performance-based stock option vests and becomes exercisable in whole or in part if the Company achieves specified milestones, subject to continued service to the Company through the applicable vesting dates.  The stock options are subject to the terms and conditions of stock option agreements covering the grant and the Company’s 2019 Inducement Plan, as amended to date.