Form 10-Q
period 2021-03-31
OCULAR THERAPEUTIX, INC
filed 2021-05-05
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 1, 2021, there were 76,292,065 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing and planned clinical trials, including our Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD, our Phase 1 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension, our Phase 2 clinical trial of OTX-CSI for the chronic treatment of dry eye disease, and our Phase 2 clinical trial for OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;
●	our commercialization efforts for our product DEXTENZA®;
●	our plans to develop, seek regulatory approval for and commercialize DEXTENZA for additional indications, including for the treatment of ocular itching associated with allergic conjunctivitis, for which we have been notified by the Food and Drug Administration of a target action date under the Prescription Drug User Fee Act of October 18, 2021; OTX-TKI; OTX-TIC; OTX-CSI; OTX-DED and our other product candidates based on our proprietary bioresorbable hydrogel technology platform;
●	our ability to manufacture DEXTENZA, ReSure® Sealant and our product candidates in compliance with Current Good Manufacturing Practices;
●	our ability to manage and scale a sales, marketing and distribution infrastructure to support the commercialization of DEXTENZA;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA, including the submission of a supplemental new drug application for the approval of the treatment of ocular itching associated with allergic conjunctivitis as an additional indication, and other product candidates;
●	our estimates regarding expenses; future revenue; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA, ReSure Sealant, and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products and our ability to secure and maintain reimbursement for our products;
●	our estimates regarding the market opportunity for DEXTENZA, ReSure Sealant and our product candidates;
●	our strategic collaboration, option and license agreement with Regeneron Pharmaceuticals, Inc. under which we are collaborating on the development of an extended-delivery formulation of the vascular endothelial growth factor trap aflibercept, currently marketed under the brand name Eylea, for the treatment of wet AMD, diabetic macular degeneration and retinal vein occlusion;

●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China and certain other Asian countries;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts, with respect to DEXTENZA, ReSure Sealant and any additional products for which we may obtain marketing approval in the future;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives, including potential opportunities outside the field of ophthalmology;
●	the impact of government laws and regulations;
●	the costs and outcomes of legal actions and proceedings;
●	uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition; and
●	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q that could cause actual results or events to differ materially from the forward-looking statements that we make. Additional discussion of these and other risks, uncertainties and factors may be found under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, licensing agreements, collaborations, or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q. We do not assume, and we expressly disclaim, any obligation or undertaking to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Summary of Risks Related to our Business

Our business, financial condition, results of operations, future growth prospects and common stock price are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

●	We have had a history of incurring significant losses since our inception. Our net losses were $86.4 million for the year ended December 31, 2019 and $155.6 million for the year ended December 31, 2020. For the three months ended March 31, 2021, we reported net income of $3.1 million, primarily due to a change of $25.0 million in the fair value of our derivative liability related to our outstanding unsecured senior subordinated convertible notes during the period. As of March 31, 2021, we had an accumulated deficit of $536.1 million. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

●	We depend heavily on the success of DEXTENZA and our product candidates. Our ability to generate product revenues sufficient to achieve profitability is dependent on our successful commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications.
●	DEXTENZA, ReSure Sealant and any product candidates for which we obtain marketing approval may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business. For example, DEXTENZA is currently scheduled to lose transitional pass-through status in July 2022. If pass-through status were to lapse, DEXTENZA would no longer be reimbursed separately from the ophthalmic surgery; our net product revenues, which currently consist primarily of DEXTENZA sales in reliance on pass-through status, would decline significantly; and our ability to generate revenues from future sales of DEXTENZA to ambulatory surgical centers and hospital out-patient departments for the treatment of post-surgical ocular inflammation and pain would be adversely affected.
●	The COVID-19 pandemic has disrupted, and is expected to continue to adversely affect, our operations, including the progress of our commercialization of DEXTENZA, our ability to generate revenue from sales of DEXTENZA or ReSure Sealant and our enrollment of certain clinical trials. We cannot be certain of the overall impact of COVID-19 on our business, financial condition and results of operations.
●	Clinical trials of our product candidates may not be successful. We currently have several ongoing and planned clinical trials, including our Phase 1 clinical trial of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD; our Phase 1 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension; our Phase 2 clinical trial of OTX-CSI for the chronic treatment of dry eye disease; and our Phase 2 clinical trial for OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. If these or other clinical trials of any product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.
●	We may not be successful in our efforts to develop products and product candidates based on our bioresorbable hydrogel technology platform, other than DEXTENZA and ReSure Sealant, or to expand the use of our bioresorbable hydrogel technology for treating additional diseases and conditions.
●	We will depend heavily on our collaboration with Regeneron for the success of our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule VEGF-targeting compounds. If Regeneron does not exercise its option, terminates our collaboration agreement or is unable to meet its contractual obligations, it could negatively impact our business.
●	If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, scale up our manufacturing processes and capabilities, maintain regulatory compliance for our manufacturing operations, obtain and maintain patent protection for or gain market acceptance by physicians, patients and third-party payors and others in the medical community of DEXTENZA, ReSure Sealant or any of our product candidates for which we obtain marketing approval, or experience significant delays in doing so, our business will be materially harmed and our ability to generate revenues from product sales will be materially impaired.
●	Our products face and, if approved, our product candidates will face competition from generic and branded versions of existing drugs, many of which have achieved widespread acceptance among physicians, payors and patients for the treatment of ophthalmic diseases and conditions. In addition, because the active pharmaceutical ingredients in our products and product candidates, other than those developed under the Regeneron collaboration, are available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe our patent rights.
●	Even if we successfully obtain marketing approval for one or more of our product candidates, the approved product will be subject to ongoing review and extensive regulation.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ocular Therapeutix, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$209,378	$228,057
Accounts receivable, net	13,631	12,252
Inventory	1,123	1,201
Prepaid expenses and other current assets	4,000	4,650
Total current assets	228,132	246,160
Property and equipment, net	7,527	8,095
Restricted cash	1,764	1,764
Operating lease assets	5,617	5,844
Total assets	$243,040	$261,863
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,152	$2,709
Accrued expenses and other current liabilities	13,574	14,307
Operating lease liabilities	1,421	1,358
Notes payable, net of discount, current	8,290	8,290
Total current liabilities	27,437	26,664
Other liabilities:
Operating lease liabilities, net of current portion	7,169	7,548
Derivative liability	73,297	98,313
Deferred revenue	12,000	12,000
Notes payable, net of discount	14,907	16,936
2026 convertible notes, net	24,822	24,307
Total liabilities	159,632	185,768
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized and 76,236,710 and 75,996,732 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	619,530	615,338
Accumulated deficit	(536,130)	(539,251)
Total stockholders’ equity	83,408	76,095
Total liabilities and stockholders’ equity	$243,040	$261,863

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product revenue, net	$7,342	$2,609
Total revenue, net	7,342	2,609
Costs and operating expenses:
Cost of product revenue	892	819
Research and development	10,927	6,098
Selling and marketing	8,086	7,130
General and administrative	7,665	5,176
Total costs and operating expenses	27,570	19,223
Loss from operations	(20,228)	(16,614)
Other income (expense):
Interest income	12	139
Interest expense	(1,679)	(1,633)
Change in fair value of derivative liability	25,016	(3,404)
Total other income (expense), net	23,349	(4,898)
Net income (loss) attributable to common stockholders	$3,121	$(21,512)
Net income (loss) per share, basic	$0.04	$(0.41)
Weighted average common shares outstanding, basic	76,071,017	51,900,882
Net income (loss) per share, diluted	$(0.24)	$(0.41)
Weighted average common shares outstanding, diluted	87,245,706	51,900,882

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,121	$(21,512)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock-based compensation expense	3,086	1,665
Non-cash interest expense	1,132	1,048
Change in fair value of derivative liability	(25,016)	3,404
Depreciation and amortization expense	646	734
Changes in operating assets and liabilities:
Accounts receivable	(1,379)	(881)
Prepaid expenses and other current assets	650	(234)
Inventory	78	(153)
Operating lease assets	227	188
Accounts payable	1,523	(236)
Accrued expenses	(1,111)	(2,617)
Operating lease liabilities	(316)	(260)
Net cash used in operating activities	(17,359)	(18,854)
Cash flows from investing activities:
Purchases of property and equipment	(158)	(249)
Net cash used in investing activities	(158)	(249)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,197	128
Proceeds from issuance of common stock upon public offering, net of issuance costs	(275)	12,690
Repayment of notes payable	(2,083)	—
Net cash (used in) provided by financing activities	(1,162)	12,818
Net decrease in cash, cash equivalents and restricted cash	(18,679)	(6,285)
Cash, cash equivalents and restricted cash at beginning of period	229,821	56,201
Cash, cash equivalents and restricted cash at end of period	$211,142	$49,916
Supplemental disclosure of cash flow information:
Cash paid for interest	$593	$585
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$10	$21

The accompanying notes are an integral part of these consolidated financial statements.

Ocular Therapeutix, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2020	75,996,732	$8	$615,338	$(539,251)	$76,095
Issuance of common stock upon exercise of stock options	228,241	—	1,197	—	1,197
Issuance of common stock upon cashless exercise of warrant	11,737	—	—	—	—
Issuance costs associated with common stock public offering	—	—	(91)	—	(91)
Stock-based compensation expense	—	—	3,086	—	3,086
Net income	—	—	—	3,121	3,121
Balances at March 31, 2021	76,236,710	$8	$619,530	$(536,130)	$83,408

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

As of March 31, 2021, the Company had two FDA-approved products in commercialization in the United States: DEXTENZA® (dexamethasone insert) 0.4mg, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain, and ReSure® Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery. While ReSure Sealant is commercially available in the United States, it does not receive sales support and has not in the past generated, nor is it anticipated to in the future to generate, material revenues. The Company’s other product candidates are in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

While net income was recorded for the three-month period ended March 31, 2021, the Company has a history of losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of March 31, 2021, the Company had an accumulated deficit of $536,130.  The Company believes that its existing cash and cash equivalents of $209,378, as of March 31, 2021, along with its current operating plan, which includes revenues from the sale of DEXTENZA, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements through at least the next 12 months. The future viability of the Company beyond that point is dependent on its ability to generate cash flows from the sale of DEXTENZA and raise additional capital to finance its operations.  The Company will need to finance its operations through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements.  Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2021 and results of operations and cash flows for the three months ended March 31, 2021 and 2020 have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, clinical trial accruals and the fair value of derivatives.  Actual results may differ from these estimates.  The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, and those of its customers, vendors, suppliers, and collaboration partners, will depend on future developments that are highly uncertain, subject to change and difficult to predict, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international customers and markets.

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

For the three months ended March 31, 2021, three specialty distributor customers accounted for 45%, 21%, and 12% of the Company’s total revenue, and no other customer accounted for more than 10% of the Company’s total revenue. At March 31, 2021, three specialty distributor customers accounted for 49%, 25% and 14% of the Company’s total accounts receivable and no other customer accounted for more than 10% of the Company’s total accounts receivable at March 31, 2021.

For the three months ended March 31, 2020, three specialty distributor customers accounted for 36%, 22% and 13% of the Company’s total revenue and no other customer accounted for more than 10% of total revenue. At December 31, 2020, three specialty distributor customers accounted for 45%, 33% and 15% of the Company’s total accounts receivable and no other customer accounted for more than 10% of the Company’s total accounts receivable at December 31, 2020.

Recently Issued Accounting Pronouncements

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$203,378	$—	$—	$203,378

Liability:
Derivative liability (Note 7)	$—	$—	$73,297	$73,297

	Fair Value Measurements as of
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$213,372	$—	$—	$213,372

Liability:
Derivative liability (Note 7)	$—	$—	$98,313	$98,313

4. Restricted Cash

The Company held restricted cash of $1,764 at March 31, 2021 and December 31, 2020, on its consolidated balance sheet. The Company held restricted cash as security deposits for the lease of its manufacturing space and corporate headquarters.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	March 31,	March 31,
	2021	2020
Cash and cash equivalents	$209,378	$48,152
Restricted cash	1,764	1,764
Total cash, cash equivalents and restricted cash	$211,142	$49,916

5. Inventory

The Company values its inventories at the lower of cost or estimated net realizable value.

Inventory consisted of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$373	$384
Work-in-process	402	232
Finished goods	348	585
	$1,123	$1,201

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued payroll and related expenses	$3,237	$5,853
Accrued rebates and programs	2,156	1,438
Accrued professional fees	1,279	868
Accrued research and development expenses	1,447	1,013
Accrued interest payable on 2026 convertible notes	4,756	4,194
Accrued other	699	941
	$13,574	$14,307

7. Derivative Liability

The unsecured senior subordinated convertible notes (the “2026 Convertible Notes”) (Note 8) contained an embedded conversion option that met the criteria to be bifurcated and accounted for separately (the “Derivative Liability”) from the 2026 Convertible Notes. The Derivative Liability was recorded at fair value upon the issuance of the 2026 Convertible Notes and is subsequently remeasured to fair value at each reporting period.  The Derivative Liability was initially valued and remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Derivative Liability in the Company’s consolidated balance sheet.

The estimated fair value of the 2026 Convertible Notes was $104,404 at March 31, 2021. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The main input when determining the fair value for disclosure purposes is the bond yield which is updated each period to reflect the yield of a comparable instrument issued as of the valuation date. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value. The main inputs to valuing the 2026 Convertible Notes with the conversion option are as follows:

	As of
	March 31,	December 31,
	2021	2020
Company's stock price	$16.41	$20.70
Expected annual volatility	91.7%	105.5%
Bond yield	12.2%	12.0%

A roll-forward of the derivative liability is as follows:

As of
Balance at December 31, 2020	$98,313
Change in fair value	(25,016)
Balance at March 31, 2021	$73,297

8. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The Company presents deferred interest in accrued current liabilities because the 2026 Convertible Notes are currently convertible and the interest is payable in cash. The effective annual interest rate for the 2026 Convertible Notes was 14.8% through March 31, 2021.

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

As discussed in Note 7, the Company determined that the embedded conversion option is required to be separated from the 2026 Convertible Notes and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of proceeds to the conversion option results in a discount on the 2026 Convertible Notes. The Company is amortizing the discount to interest expense over the term of the 2026 Convertible Notes using the effective interest method.

A summary of the 2026 Convertible Notes at March 31, 2021 and December 31, 2020 is as follows:

	March 31,	December 31,
	2021	2020
2026 Convertible Notes	$37,500	$37,500
Less: unamortized discount	(12,678)	(13,193)
Total	$24,822	$24,307

9. Income Taxes

The Company did not provide for any income taxes in its consolidated statement of operations and comprehensive income (loss) for the three month periods ended March 31, 2021 or 2020. While the Company has net income for the three months ended March 31, 2021, the Company is projecting book and tax losses for the full year ended 2021, for which it is more likely than not that the Company will not realize a benefit for, as the Company has recorded a full valuation allowance against its deferred tax assets. Thus, the Company has not recorded any income taxes for the three months ended March 31, 2021.The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2021 and December 31, 2020, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2021 or December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company’s income tax return reporting periods since December 31, 2017 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

10. Collaboration Agreements

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

The Company has not recognized any revenue under the License Agreement as of March 31, 2021 as there has not been any delivery of product under the License Agreement. The Company does not expect to recognize material revenue from the License Agreement in 2021. The entire transaction price is recorded as deferred revenue as of March 31, 2021 and December 31, 2020.

Regeneron Collaboration Agreement

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

On May 8, 2020, the Company entered into an amendment (the “Amendment”) to the Collaboration Agreement. Pursuant to the Amendment, the Company and Regeneron have adopted a new work plan to transition joint efforts under the Collaboration Agreement to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space. Regeneron has agreed to pay personnel and material costs of the Company for specified preclinical development activities in connection with the revised work plan, as well as certain other costs. In addition, the Amendment provides for the modification of the terms of the Option previously granted to Regeneron under the Collaboration Agreement. As amended, the Option is exclusive for twenty-four months following May 8, 2020. Through March 31, 2021, the Option has not been exercised, and no payments have been made.

As of March 31, 2021, the Company has recorded $515 related to work performed for preclinical development activities in connection with the revised work plan which the Company has recorded as a reduction of research and development expense as this research is not an output of the Company’s ordinary business activities. As of March 31, 2021 and December 31, 2020, the Company has included the $515 and $1,256, respectively in prepaid expenses and other current assets.

11. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”). The Company has a total borrowing capacity of $25,000 under the Credit Facility which has been fully drawn down as of March 31, 2021. The carrying value of the Company’s variable interest rate notes payable are recorded at amortized costs, which approximates fair value due to their short-term nature.

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

Amounts borrowed under the Credit Facility are at LIBOR base rate, subject to 2.00% floor, plus 7.25%. The interest rate on the date of the amendment was 9.76%. As of March 31, 2021, the interest rate was 9.25%. In addition, a final payment (exit fee) equal to 3.5% of amounts drawn under the Credit Facility, or $875 based on borrowings of $25,000, is due upon the maturity date of December 21, 2023. The Company is accruing the exit fee through December 21, 2023.

There are no financial covenants associated with the Credit Agreement. However, the Credit Agreement does contain negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions.  As of March 31, 2021, the Company is not in violation of any of its covenants under the Credit Agreement. The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.  The debt is collateralized by substantially all of the Company’s assets, including its intellectual property.

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

Borrowings outstanding are as follows:

	March 31,	December 31,
	2021	2020
Borrowings outstanding	$22,917	$25,000
Accrued exit fee	399	355
Unamortized discount	(119)	(129)
	23,197	25,226
Less: current portion	(8,290)	(8,290)
Long-term notes payable	$14,907	$16,936

As of March 31, 2021, the annual repayment requirements for the Credit Facility, inclusive of the final payment of $875 due at expiration, were as follows:

Year Ending December 31,	Principal	Final Payment	Total
2021 (April 1 through December 31)	6,250	—	6,250
2022	8,333	—	8,333
2023	8,334	875	9,209
	$22,917	$875	$23,792

12. Net Income (Loss) Per Share

Basic net income (loss) per share was calculated as follows for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$3,121	$(21,512)
Denominator:
Weighted average common shares outstanding, basic	76,071,017	51,900,882
Net income (loss) per share	$0.04	$(0.41)

For the three months ended March 31, 2020 there is no dilutive impact. Therefore, diluted net loss per share is the same as basic net loss per share. Diluted net income (loss) per share was calculated as follows for the three months ended March 31, 2021:

Three Months Ended March 31,
2021
Net income attributable to common stockholders, basic	$3,121
Interest expense on 2026 Convertible Notes	1,078
Change in fair value of derivative liability	(25,016)
Net loss attributable to common stockholders, diluted	$(20,817)

Weighted average common shares outstanding, basic	76,071,017
Dilutive options (treasury stock method)	5,405,457
Shares issuable upon conversion of 2026 Convertible Notes, as if converted	5,769,232
Weighted average common shares outstanding, diluted	87,245,706

Net loss per share attributable to common stockholders, diluted	$(0.24)

The Company excluded the following common stock equivalents, outstanding as of March 31, 2021 and 2020, from the computation of diluted net loss per share for the three months ended March 31, 2021 and 2020 because they had an anti-dilutive impact.

	As of March 31,
	2021	2020
Options to purchase common stock	2,999,716	9,292,354
Shares issuable upon conversion of 2026 Convertible Notes, if converted	—	5,769,232
Warrants for the purchase of common stock	—	18,939
	2,999,716	15,080,525

13. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares available for issuance under the 2014 Plan was increased by 1,659,218. During the three months ended March 31, 2021, the Company granted options to purchase 2,479,369 shares of common stock, at a weighted exercise price of $18.35 per share. As of March 31, 2021, 131,334 shares remained available for issuance under the 2014 Plan.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors. On January 1, 2021, the number of shares available for issuance under the 2014 Plan was increased by 207,402. During the three months ended March 31, 2021, no shares of common stock were issued under the ESPP. As of March 31, 2021, 731,596 shares remained available for issuance under the ESPP.

Inducement Stock Option Awards

On October 29, 2019, the 2019 Inducement Stock Incentive Plan (the “Inducement Plan”) was approved by the Board of Directors of the Company. Initially, the maximum number of shares of common stock issuable under the Inducement Plan was 500,000. On December 10, 2020, the Board of Directors of the Company amended the 2019 Inducement Plan to increase the aggregate number of shares issuable from 500,000 to 1,054,000 shares of common stock. As of March 31, 2021, 504,126 shares of common stock remained available for issuance under the Inducement Plan.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations:

	Three Months Ended
	March 31,
	2021	2020
Research and development	$677	$375
Selling and marketing	755	371
General and administrative	1,654	919
	$3,086	$1,665

As of March 31, 2021, the Company had an aggregate of $30,054 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.4 years.

14. Commitments and Contingencies

Collaboration Agreement

On October 10, 2016, the Company entered into the Collaboration Agreement with Regeneron, which the parties amended in May 2020 (Note 10). If the Option to enter into an exclusive worldwide license is exercised, Regeneron will be obligated to conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances; the timing of such payments are not known. If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Regeneron Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions.

15. Related Party Transactions

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters. Jonathan M. Sparks, Ph.D., a partner at McCarter & English, also served as the Company’s in-house counsel from October 2017 through August 31, 2020. The Company incurred fees for legal services rendered by McCarter of $256 for the three months ended March 31, 2020. As of December 31, 2020, there was $47 recorded in accounts payable and $0 recorded in accrued expenses for McCarter.

Since November 2020, the Company has engaged Specialty Pharma Consulting, LLC (“Specialty Pharma”), an entity affiliated with Kevin Coughenour, to provide services for quality engineering and validation activities in the ordinary course of business. Mr. Coughenour is married to the Company’s former Chief Operating Officer Patricia Kitchen. The Company incurred fees for quality engineering and validation activities rendered by Specialty Pharma of $126 for the three months ended March 31, 2021. As of March 31, 2021, there was $86 recorded in accounts payable and $0 recorded in accrued expenses for Specialty Pharma. As of December 31, 2020, there was $47 recorded in accounts payable and $0 recorded in accrued expenses for Specialty Pharma. On April 26, 2021, the Company and Specialty Pharma terminated their relationship.

16. Warrants

On January 29, 2021, holders of warrants to purchase 18,939 shares of common stock at an exercise price of $7.92 exercised their right to purchase their warrants. The exercise price of the warrants was paid through a net share settlement mechanism and as a result the Company issued 11,737 shares of common stock to satisfy the exercise of all the warrants. There are no warrants outstanding as of March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our core pipeline assets include four programs in clinical development:

●OTX-TKI, an intravitreal implant, administered by fine-gauge needle, of a hydrogel, anti-angiogenic formulation of axitinib, a tyrosine kinase inhibitor, or TKI, for the treatment of wet AMD;

●OTX-TIC, a travoprost intracameral implant for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma or ocular hypertension;

●OTX-CSI, a cyclosporine intracanalicular insert for the chronic treatment of dry eye disease; and

●OTX-DED, a dexamethasone intracanalicular insert for the short-term treatment of the signs and symptoms of dry eye disease.

We also have a collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel in combination with Regeneron’s large molecule vascular endothelial growth factor, or VEGF, inhibitor aflibercept, currently marketed under the brand name Eylea. We also continue to assess the potential use of our hydrogel platform technology in other areas of the body.

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

OTX-TKI (axitinib intravitreal implant)

Our product candidate OTX-TKI is a preformed, bioresorbable hydrogel fiber implant incorporating a small molecule tyrosine kinase inhibitor, or TKI, axitinib, with anti-angiogenic properties delivered by intravitreal injection and designed for a duration of six months or longer. TKIs have shown promise in the treatment of wet AMD. In the first quarter of 2019, we began dosing patients in a multi-center, open-label, dose-escalation Phase 1 clinical trial in Australia designed to evaluate the safety, durability and tolerability of OTX-TKI. We are evaluating biological activity by measuring retinal thickness using spectral domain optical coherence tomography, or OCT, and following visual acuity over time. Two cohorts were initially enrolled: a lower dose cohort of 200 µg with six subjects and a higher dose cohort of 400 µg with seven subjects. We are actively enrolling a third cohort of 12 subjects, split between parallel arms of six subjects each. Subjects in the first arm of the third cohort, which is now fully enrolled, will receive a dose of 600 µg, and subjects in the second arm will receive a 400 µg dose combined with an anti-VEGF induction injection.

On May 5, 2021 at the Association for Research in Vision and Ophthalmology (ARVO) annual meeting, Dr. James Wong presented interim data from the Phase 1 clinical trial. In the Phase 1 clinical trial, OTX-TKI was observed to have a generally favorable safety profile, with no reported ocular serious adverse events. Some subjects in the Phase 1 clinical trial have shown a decrease in intraretinal or subretinal fluid by two months, and interim data suggest that OTX-TKI might have an extended duration of action beyond that of the current standard of care. In addition, the implants in the first cohort consistently bio-resorbed by nine to ten and a half months. The observation of implant location suggests limited movement.

We plan to initiate a prospective, randomized, controlled Phase 1 clinical trial in the United States under an exploratory investigational new drug, or eIND, application in mid-2021 to evaluate a single implant 600 µg dose of OTX-TKI (combined with an anti-VEGF induction injection) in comparison with a 2 mg dose of aflibercept. At a pre-investigational new drug, or pre-IND, application meeting in April 2021, we discussed with the FDA the possibility of transitioning from an eIND application to a traditional investigational new drug application.

Pending our receipt and review of the topline data from the Phase 1 clinical trial in Australia and related regulatory discussions, we also plan to initiate a Phase 2 clinical trial in Australia to compare tolerability, durability and efficacy of the administration of a single implant 600 µg dose of OTX-TKI (combined with an anti-VEGF induction injection) to a 2 mg dose of aflibercept dosed every 8 weeks as the comparator.

OTX-AFS (aflibercept suprachoroidal injection) in collaboration with Regeneron

As described above, in October 2016, we entered into a strategic collaboration, option and license agreement with Regeneron for the development and potential commercialization of products using our local programmed-release hydrogel in combination with, among other things, Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept. We and Regeneron amended this agreement in May 2020 to, among other things, transition joint efforts under the collaboration to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space which we refer to as OTX-AFS. Under the amended agreement, we have provided certain formulations to Regeneron, which has agreed to perform preclinical assessments of OTX-AFS.

Glaucoma Program

Our development efforts for our glaucoma program have focused on the use of our extended-delivery hydrogel in combination with travoprost, an FDA-approved prostaglandin analog designed to lower elevated IOP. Our initial goal for this program is to provide extended delivery over at least four months with a single treatment.

OTX-TIC (travoprost intracameral implant)

Our product candidate OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. We are currently conducting a multi-center, open-label, dose-escalation, proof-of-concept Phase 1 clinical trial to evaluate the safety, biological activity, durability and tolerability of OTX-TIC compared to topical travoprost (eye drops) in patients with primary open-angle glaucoma or ocular hypertension. The trial consists of four patient cohorts: cohort 1 is 5 subjects who are receiving a 15 µg dose, cohort 2 is 4 subjects who are receiving a 26 µg dose, cohort 3 is 5 subjects who are receiving a 15 µg with a fast-degrading implant, and cohort 4 is 5 subjects who are receiving a 5 µg with a fast-degrading implant. Each of the four cohorts has been fully enrolled.

We presented interim data on all four patient cohorts at the Glaucoma360 Virtual Conference in January 2021 and presented incremental data in May 2021 at the ARVO annual meeting. In this Phase 1 clinical trial, with a single implant, several subjects were able to achieve a decrease in IOP at least as large as that of the current standard of care. Many subjects exhibited an IOP-lowering effect of more than six months in cohorts 1 and 2 and between three and six months in cohorts 3 and 4, the cohorts in which the fast-degrading implant was used. In the clinical trial, OTX-TIC was observed to have a generally favorable safety profile, with no reported ocular serious adverse events. Corneal health, as measured by endothelial cell counts, pachymetry assessments and slit lamp examinations did not indicate a clinically meaningful change from baseline.

In the fourth quarter of 2021, we plan to initiate a Phase 2 clinical trial to evaluate two formulations of OTX-TIC for the treatment of glaucoma or ocular hypertension in patients compared to Durysta (Allergan). Although we had planned to initiate this clinical trial by mid-2021, there have been minor delays related to the injector used to deliver OTX-TIC. Certain subjects in the Phase 2 clinical trial will receive the same formulation used in cohort 1 of the Phase 1 clinical trial, containing a 26 µg dose of drug and utilizing a standard implant, and others will receive the same formulation used in cohort 4 of the Phase 1 clinical trial, containing a 5 µg dose of drug and utilizing a fast-degrading implant. The non-study eye of each patient will receive a topical prostaglandin daily.

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

Dry Eye Disease

OTX-CSI (cyclosporine intracanalicular insert)

Our product candidate, OTX-CSI, incorporates the FDA-approved immunomodulator cyclosporine as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. The product candidate is designed for a duration of three to four months for patients suffering from moderate to severe dry eye and to be administered by a physician as a bioresorbable intracanalicular insert. We believe it has the potential for greater tolerability and a more rapid onset of action than therapies currently available on the market.

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

In September 2020, we dosed the first patients in a Phase 2 clinical trial designed to assess the safety, tolerability, and durability and to evaluate the efficacy of OTX-CSI for the chronic treatment of dry eye disease. The Phase 2 clinical trial is a U.S.-based, randomized, double-masked, multi-center trial evaluating two different formulations of OTX-CSI compared to a vehicle insert in approximately 140 subjects who are to be followed for a period of approximately 16 weeks. Endpoints include tear production as measured by the Schirmer’s test; signs of dry eye disease as measured by corneal fluorescein staining; and symptoms of dry eye disease as measured by the visual analog scale, or

VAS, eye dryness severity score and the VAS dry eye frequency score. We completed enrollment in this Phase 2 clinical trial and currently anticipate receiving topline data in the fourth quarter of 2021.

OTX-DED (dexamethasone intracanalicular insert)

Our product candidate OTX-DED incorporates the FDA-approved corticosteroid dexamethasone as a preservative-free active pharmaceutical ingredient in a hydrogel, drug-eluting intracanalicular insert. OTX-DED incorporates the same active drug as DEXTENZA, but it includes a lower dose of the drug, delivers it via a smaller insert, and is designed to release it over a period of two to three weeks, compared with up to 30 days in the case of DEXTENZA. We believe that OTX-DED will address several of the current limitations of existing dry eye disease steroid treatments, the toxicity associated with preservatives, and the potential for abuse of topical steroids.

In February 2021, we dosed the first patient in a U.S.-based prospective, randomized, double-masked, vehicle-controlled Phase 2 clinical trial evaluating the safety and efficacy of two different formulations of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease compared to a hydrogel insert in approximately 150 subjects. We anticipate receiving topline data from this Phase 2 clinical trial in the first half of 2022.

Allergic Conjunctivitis

DEXTENZA (dexamethasone ophthalmic insert) for the Treatment of Ocular Itching Associated with Allergic Conjunctivitis

DEXTENZA, incorporating the corticosteroid dexamethasone, is our FDA-approved intracanalicular insert for the treatment of post-surgical ocular inflammation and pain. We believe that allergic conjunctivitis represents a discrete potential market for DEXTENZA as a physician-administered, hands-free therapy administered in the office setting and designed to release preservative-free dexamethasone to the ocular surface for up to 30 days.

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

Additionally, we have received proposals for, and are supporting, several investigator-initiated trials evaluating DEXTENZA in different clinical situations. To date, third-party clinical investigators have initiated over 25 trials to study the use of DEXTENZA in cataract surgery, other ophthalmic surgeries and other potential indications. Nine of the trials have completed enrollment, and the remaining trials are actively enrolling and treated patients are being followed.

ReSure Sealant

In 2014, we commercially launched ReSure Sealant in the United States as a device approved to prevent wound leaks in corneal incisions following cataract surgery. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure.

The FDA required two post-approval studies as a condition for approval of our premarket approval, or PMA, application for ReSure Sealant. The FDA has confirmed that the first post-approval study, identified as the Clinical PAS, has been completed. The second post-approval study, which we refer to as the Device Exposure Registry Study, or DER, Study was a retrospective analysis of the IRIS Registry, comparing endophthalmitis rates from sites that purchased ReSure Sealant versus those sites that did not. We completed the retrospective study in accordance with our agreement with the FDA and submitted the final study report for the DER Study to the FDA in January 2021. In April 2021, the FDA confirmed that the DER Study had been completed and that our post-approval study requirements had been satisfied. The Instructions for Use (IFU or label) will be updated to reflect the results of the DER study.

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

Business Update Regarding COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are also impacting our employees, patients, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020 and the first quarter of 2021. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners in the remainder of 2021 and beyond will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning

COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see “Item 1A—Risk Factors—Risks Related to the Coronavirus Pandemic,” included elsewhere in this Quarterly Report on Form 10-Q.

Financial Position

We have local programmed-release drug delivery product candidates in preclinical and clinical development, and we have two FDA-approved products—DEXTENZA, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain, and ReSure Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery—in commercialization in the United States. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, OTX-TKI for the treatment of wet AMD, OTX-TIC for the treatment of glaucoma and ocular hypertension, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. Our net income was $3.1 million and our net loss was $21.5 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $536.1 million.

Our total costs and operating expenses were $27.6 million for the three months ended March 31, 2021 including $3.1 million and $0.6 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our operating expenses have grown as we continue to support the commercial launch of DEXTENZA following its entry into the market in July 2019; continue to pursue the clinical development of OTX-TKI, OTX-TIC, OTX-CSI, OTX-DED, and OTX-AFS; continue the research and development of our other product candidates; and seek marketing approval of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis and for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to incur substantial sales and marketing expenses in connection with the ongoing commercialization of DEXTENZA and that of any of our other product candidates. In addition, we will continue to incur additional costs associated with operating as a public company.

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

Through March 31, 2021, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities, which has resulted in net proceeds of $637.2 million to us.

We primarily derive our product revenues from the sale of DEXTENZA in the United States to a network of specialty distributors, who then resell DEXTENZA to ambulatory surgical centers, or ASCs, and hospital outpatient departments, or HOPDs. In addition to distribution agreements with specialty distributors, we enter into arrangements with government payers that provide for government-mandated rebates and chargebacks with respect to the purchase of DEXTENZA. We have previously reported in-market unit sales figures—unit sales from specialty distributors to ASCs and HOPDs—for January, February and March 2021 of 4,582, 4,901 and 7,151 units, respectively.  We estimate over 8,000 units were sold to ASCs and HOPDs in-market in April 2021.

We believe that our existing cash and cash equivalents of $209.4 million as of March 31, 2021 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through March 31, 2021, we have generated limited amounts of revenue from the sales of our products. We commenced sales of ReSure Sealant in the first quarter of 2014, but we have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2021. Until June 2019, ReSure Sealant was our only source of revenue from product sales.

We began to recognize limited product revenue from DEXTENZA during the second quarter of 2019 with the first commercial shipments to customers in June 2019. As described above, we sell DEXTENZA in the United States to a network of specialty distributors, who then resell the product to ASCs and HOPDs. We refer to these resales from the specialty distributors to the ASCs and HOPDs as in-market unit sales. We may generate revenue in the future as we continue to commercialize DEXTENZA and develop and commercialize one or more of our product candidates and receive marketing approval for any such product candidate or if we enter into longer-term collaboration agreements with third parties.

For the three months ended March 31, 2021, three specialty distributor customers accounted for 45%, 21% and 12% of our total revenue. At March 31, 2021, three specialty distributor customers accounted for 49%, 25% and 14% of our total accounts receivable. No other customer accounted for more than 10% of our total revenue or accounts receivable at March 31, 2021.

For the three months ended March 31, 2020, three specialty distributor customers accounted for 36%, 22% and 13% of our total revenue and no other customer accounted for more than 10% of our total revenue. At December 31, 2020, three specialty distributor customers accounted for 45%, 33% and 15% of our total accounts receivable and no other customer accounted for more than 10% of our total accounts receivable at December 31, 2020.

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

We anticipate that our general and administrative expenses will increase in the future as we support our continued development and commercialization of our product candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, intellectual property, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting, advertising and promotion costs. Selling and marketing expenses for DEXTENZA increased in 2020 due to the product’s continued commercialization. We anticipate that our selling and marketing expenses associated with DEXTENZA will continue to increase, particularly as we plan to grow our salesforce supporting DEXTENZA in 2021.

Other Income (Expense)

Interest Income. Interest income consists primarily of interest income earned on cash and cash equivalents. In each of the three months ended March 31, 2021 and 2020, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

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

Change in Fair Value of Derivative Liability. In 2019, in connection with the issuance of our 2026 Convertible Notes, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. The changes in fair value are recorded through the consolidated statement of operations and comprehensive income (loss) and are presented under the caption change in fair value of derivative liability.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements.  On an ongoing basis, we evaluate our estimates and judgments.  We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$7,342	$2,609	$4,733
Total revenue, net	7,342	2,609	4,733
Costs and operating expenses:
Cost of product revenue	892	819	73
Research and development	10,927	6,098	4,829
Selling and marketing	8,086	7,130	956
General and administrative	7,665	5,176	2,489
Total costs and operating expenses	27,570	19,223	8,347
Loss from operations	(20,228)	(16,614)	(3,614)
Other income (expense):
Interest income	12	139	(127)
Interest expense	(1,679)	(1,633)	(46)
Change in fair value of derivative liability	25,016	(3,404)	28,420
Total other income (expense), net	23,349	(4,898)	28,247
Net loss	$3,121	$(21,512)	$24,633

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the three months ended March 31, 2021 and 2020 were 27.9% and 16.1%, respectively, of gross DEXTENZA product sales. In the three months ended March 31, 2020, we introduced a rebate program under a purchase volume-discount program that primarily relates to the change over the prior year in the gross-to-net provisions.

Chargebacks and Rebates

We record a provision for estimated chargebacks and rebates at the time we recognize DEXTENZA product sales revenue and reduce the accrual when payments are made or credits are granted. Our chargebacks are related to a pharmaceutical pricing agreement, a federal supply schedule agreement, a 340B prime vendor agreement, a Medicaid drug rebate agreement and beginning in the three months ended March 31, 2020, rebates under our purchase volume-discount programs.

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

Net Revenue

We generated $7.3 million of revenue during the three months ended March 31, 2021 from sales of our products, of which $6.7 million was attributable to sales of DEXTENZA and $0.6 million was attributable to sales of ReSure Sealant. We generated $2.6 million of revenue during the three months ended March 31, 2020 from sales of our products, of which $2.1 million was attributable to sales of DEXTENZA and $0.5 million was attributable to sales of ReSure Sealant. We believe the growth in revenue for DEXTENZA was primarily due to increased market acceptance and commercialization efforts during 2020.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$44	$27	$17
DEXTENZA for post-surgical ocular inflammation and pain	369	279	90
DEXTENZA for ocular itching associated with allergic conjunctivitis	32	759	(727)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	560	—	560
OTX-TP for glaucoma and ocular hypertension	—	128	(128)
OTX-TIC for glaucoma or ocular hypertension	606	183	423
OTX-TKI for wet AMD	1,171	151	1,020
OTX-CSI for treatment of dry eye disease	1,090	—	1,090
OTX-AFS for wet AMD, DME and RVO	73	—	73
Preclinical programs	199	152	47
Unallocated expenses:
Personnel costs	4,503	3,035	1,468
All other costs	2,280	1,384	896
Total research and development expenses.	$10,927	$6,098	$4,829

Research and development expenses were $10.9 million for the three months ended March 31, 2021, compared to $6.1 million for the three months ended March 31, 2020. The increase of $4.8 million was primarily due to an increase of $2.3 million in unallocated expenses and $2.5 million in clinical related programs. For the three months ended March 31, 2021, we incurred $4.1 million in direct research and development expenses for our product candidates compared to $1.7 million for the three months ended March 31, 2020. The increase of $2.5 million is related to timing and start of our various clinical trials for our product candidates and development activities related to our preclinical programs. We expect that clinical trial expenses will increase for our product candidates including for OTX-TKI due to the planned initiation of Phase 1 and Phase 2 clinical trials in mid-2021, for OTX-TIC due to the planned initiation of a Phase 2 clinical trial in mid-2021, for OTX-CSI due to the continuation of our Phase 2 clinical trial initiated in 2020, and for OTX-DED due to the initiation of our Phase 2 clinical trial in February 2021.

Selling and Marketing Expenses

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$5,218	$4,196	$1,022
Professional fees	1,955	1,840	115
Facility related and other	913	1,094	(181)
Total selling and marketing expenses	$8,086	$7,130	$956

Selling and marketing expenses were $8.1 million for the three months ended March 31, 2021, compared to $7.1 million for the three months ended March 31, 2020. The increase of $1.0 million was primarily due to an increase in personnel costs, including stock-based compensation.

We expect our selling and marketing expenses to increase in the remainder of 2021 and beyond as we continue to support the commercialization of DEXTENZA. If our sNDA is approved, we would expect expenses to increase further in 2021 as we would seek to launch DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first half of 2022.

General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$3,873	$2,284	$1,589
Professional fees	3,129	1,999	1,130
Facility related and other	663	893	(230)
Total general and administrative expenses	$7,665	$5,176	$2,489

General and administrative expenses were $7.7 million for the three months ended March 31, 2021, compared to $5.2 million for the three months ended March 31, 2020. The increase of $2.5 million was primarily due to an increase of $1.6 million in personnel costs, including stock-based compensation, and an increase of $1.1 million in professional fees, including legal.

Other Income (Expense), Net

Other income, net was $23.4 million for the three months ended March 31, 2021, compared to other expense, net of $4.9 million for the three months ended March 31, 2020. The change of $28.2 million was due to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $28.4 million. The change in fair value of the derivative liability was a gain in the amount of $25.0 million during the three months ended March 31, 2021 due to changes in the underlying assumptions of the derivative liability, primarily related to a decrease in our common stock price. The change in fair value of the derivative liability was a loss in the amount of $3.4 million during the three months ended March 31, 2020 due to changes in the underlying assumptions of the derivative liability, primarily related to an increase in our common stock price. We expect the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent changes occur in the underlying assumptions.

Liquidity and Capital Resources

Since inception, we have had a history of incurring significant operating losses. Our net income was $3.1 million for the three months ended March 31, 2021, primarily due to a change of $25.0 million in the fair value of our derivative liability related to the Convertible Notes during the period. Our net loss was $21.5 million for the three months ended March 31, 2020, and our net losses were $155.6 million and $86.4 million for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $536.1 million.

We have generated limited revenue to date. In 2014, we began recognizing revenue from sales of ReSure Sealant. We commercially launched DEXTENZA for post-surgical ocular inflammation and pain in July 2019. All of our other sustained drug delivery products are in various phases of clinical and preclinical development. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, OTX-TKI for wet AMD, OTX-TIC for glaucoma or ocular hypertension, and OTX-CSI and OTX-DED for dry eye disease. While it is difficult to predict the extent or duration of the impact of the global COVID-19 pandemic on future financial results, we anticipate current guidelines and recommendations from the global health authorities, including the delay of elective surgeries, will impact revenue for the remainder of 2021 and potentially beyond.

Through March 31, 2021, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities, which has resulted in net proceeds of $637.2 million to us.

In December 2018, we amended the Credit Agreement to increase the aggregate principal amount borrowed under our Credit Facility to $25.0 million, extend the interest-only payment period through December 2020 and extend the maturity to December 2023. Amounts borrowed under the Credit Agreement are at a LIBOR base rate, subject to a 2.00% floor, plus 7.25%. Commencing in January 2021, the Company is required to make 36 equal monthly installments of principal, plus interest, through December 2023. As of March 31, 2021, the interest rate was 9.25%. In addition, a final payment (exit fee) equal to 3.5% of amounts drawn under the Credit Facility is due upon maturity. If we elect to prepay amounts borrowed under the Credit Agreement, we would also owe a prepayment fee of 2.00% of amounts prepaid until December 2021 or 1.00% of amounts prepaid thereafter.

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

In April 2019, we entered into an Open Market Sales Agreement, or the 2019 Sales Agreement, with Jefferies LLC, acting as agent, for the issuance of up to $50.0 million of our common stock. Through May 1, 2021, we have sold 10,321,840 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $47.0 million after commissions and expenses. We have $1.3 million available for issuance as of May 1, 2021.

As of March 31, 2021, we had cash and cash equivalents of $209.4 million; outstanding debt of $22.8 million, net of unamortized discount; and unsecured senior subordinated convertible notes of $37.5 million of aggregate principal amount, plus accrued interest of $4.8 million.

Cash Flows

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of March 31, 2021, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2021	2020

Cash used in operating activities	$(17,359)	$(18,854)
Cash used in investing activities	(158)	(249)
Cash (used in) provided by financing activities	(1,162)	12,818
Net increase in cash and cash equivalents	$(18,679)	$(6,285)

Operating activities. Net cash used in operating activities was $17.4 million for the three months ended March 31, 2021, primarily resulting from our net income of $3.1 million and changes in our operating activities of $17.4 million, our operating assets and liabilities of $0.3 million offset the gain on the change in the fair value of $25.0 million and $4.9 million of non-cash items. Our net income was related to the gain recorded on the change in fair value of the derivative liability and contributions from our revenues during the applicable period offset by research and development activities, selling and marketing expenses, and our general and administrative expenses. Our net non-cash charges during the three months ended March 31, 2021 consisted primarily of $3.1 million of stock-based compensation expense, $0.6 million in depreciation and amortization expense and other non-cash expenses and the gain in fair value of the derivative liability of $25.0 million. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2021 consisted primarily of increases in accrued expenses, accounts receivable, and inventories as we continue to commercialize DEXTENZA.

Net cash used in operating activities was $18.9 million for the three months ended March 31, 2020, primarily resulting from our net loss of $21.5 million and changes in our operating assets and liabilities of $4.2 million, partially offset by $6.9 million of non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which were significantly offset any contributions from our revenues to date. Our net non-cash charges during the three months ended March 31, 2020 consisted primarily of $3.4 million of stock-based compensation expense, depreciation expense and other non-cash expenses partially offset by the change in fair value of the derivative liability of $3.4 million. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2020 consisted primarily of increases in accrued expenses, accounts receivable, accounts payable and inventories as we continue with the commercialization of DEXTENZA.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2021 and 2020 totaled $0.2 million and $0.2 million, respectively. For the three months ended March 31, 2021, net cash used in investing activities is due to $0.2 million of purchases of property and equipment, which consisted primarily of laboratory equipment. For the three months ended March 31, 2020, net cash used in investing activities is due to $0.2 million of purchases of property and equipment, which consisted primarily of laboratory equipment.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2021 was $1.2 million and net cash provided by financing activities for the three months ended March 31, 2020 was $12.8 million. Net cash provided by financing activities for the three months ended March 31, 2021 consisted primarily $1.2 million in proceeds from the exercise of stock options offset by payments on notes payable of $2.1 million. Net cash provided by financing activities for the three months ended March 31, 2020 consisted primarily of proceeds from the 2019 Sales Agreement of $12.7 million, net of commissions and other offering expenses and $0.1 million from the exercise of stock options.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources to support the commercialization of DEXTENZA and the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States;

●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our products or product candidates;

●	continue to pursue the clinical development of DEXTENZA for additional indications;

●	continue ongoing clinical trials of our product candidates OTX-TKI, OTX-TIC, OTX-CSI and OTX-DED;

●	initiate a planned Phase 1 clinical trial for our product candidate OTX-TKI in the United States and a planned Phase 2 clinical trials for each of our product candidates OTX-TKI and OTX-TIC;

●	conduct joint research and development under our strategic collaboration with Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds to treat retinal diseases;

●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in certain Asian countries pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;

●	continue the research and development of our other product candidates;

●	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our front-of-the-eye and back-of-the-eye programs and potential opportunities outside the field of ophthalmology;

●	seek marketing approvals for any of our product candidates that successfully complete clinical development;

●	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;

●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

●	defend ourselves against legal proceedings;

●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

●	continue to operate as a public company.

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of March 31, 2021, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to continue to commercialize and sell DEXTENZA in the United States;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities;

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;

●	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;

●	the costs of expanding our facilities to accommodate our manufacturing needs and headcount;

●	the progress, costs and outcome of our planned and ongoing clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications, OTX-TIC for the treatment of glaucoma or ocular hypertension, OTX-TKI for the treatment of wet AMD, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;

●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;

●	the amounts we are entitled to receive, if any, from Regeneron as potential option exercise fees, development, regulatory and sales milestone payments and royalty payments and the amounts we are obligated to pay to Regeneron as reimbursement if it chooses to exercise its option to advance a product candidate under our collaboration agreement;

●	the amounts we are entitled to receive, if any, from AffaMed as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;

●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

●	the costs and outcomes of any legal actions and proceedings;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides for Regeneron’s reimbursement of certain preclinical expenses incurred by us under our collaboration agreement and for our potential receipt of option exercise, development, regulatory and sales milestone payments and royalty payments and our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments as well as royalty payments. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The covenants under our existing Credit Agreement and the pledge of our assets as collateral limit our ability to obtain additional debt financing. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. In addition, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through equity or debt financings. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2021 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$12,155	$2,500	4,782	4,366	507
Credit Agreement	27,007	10,224	16,783	—	—
2026 Convertible Notes	53,475	—	—	53,475	—
Total	$92,637	$12,724	$21,565	$57,841	$507

The table above includes our enforceable and legally binding obligations and future commitments at March 31, 2021, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at March 31, 2021. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

We enter into contracts in the normal course of business to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts which are not included contractual obligations and commitments.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts under operating leases that expire in July 2023, March 2024 and July 2027. We expect lease costs under these commitments to total $2.5 million in 2021 and increase annually. We expect total costs of approximately $12.2 million over the terms of our current leases.

Under our Credit Agreement, we were permitted to make interest-only payments from December 2018 to December 2020.  We are required to make 36 equal monthly installments of principal in the amount of $0.7 million, plus interest, beginning in January 2021 through December 2023.

In March 2019, we issued the 2026 Convertible Notes pursuant to a note purchase agreement, or the Purchase Agreement, with Cap 1 LLC, an affiliate of Summer Road LLC. The 2026 Convertible Notes accrue interest at an annual rate of 6% of its outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of our common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock. The conversion rate is initially 153.8462 shares of our common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price of $6.50 per share. The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to our capitalization. At our election, we may choose to make such conversion payment in cash, in shares of common stock, or in a combination thereof. Upon any conversion of any 2026 Convertible Note, we are obligated to make a cash payment to the holder of such 2026 Convertible Note for any interest accrued but unpaid on the principal amount converted. Upon the occurrence of a Corporate Transaction (as defined in the 2026 Convertible Notes), the holder of a 2026 Convertible Note is entitled, at such holder’s option, to convert all of the outstanding principal amount of the 2026 Convertible Note in accordance with the foregoing and receive an additional, “make-whole” cash payment in accordance with a table set forth in each 2026 Convertible Note.

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

In October 2016, we entered into the Collaboration Agreement with Regeneron. We may receive $10.0 million under the Collaboration Agreement in the event Regeneron exercises its option to enter into an exclusive, worldwide license to develop and commercialize products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds, which we refer to as the Option. If the Option is exercised, Regeneron will be obligated to conduct further preclinical development and an initial clinical trial under a collaboration plan. We are obligated to reimburse Regeneron for certain development costs during the period through the completion of the initial clinical trial, subject to a cap of $25.0 million, which cap may be increased by up to $5.0 million under certain circumstances. We have not included any payments to Regeneron under this Collaboration Agreement above as the timing of such payments are not known. Regeneron will be responsible for funding an initial preclinical tolerability study. We do not expect our funding requirements under our collaboration with Regeneron to be material over the next twelve months. If Regeneron elects to proceed with further development beyond the initial clinical trial, it will be solely responsible for conducting and funding further development and commercialization of product candidates. On May 8, 2020, we entered into an amendment to the Collaboration Agreement, which we refer to as the Regeneron Amendment. Pursuant to the Regeneron Amendment, we and Regeneron have adopted a new workplan to transition joint efforts under the Collaboration Agreement to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space. Regeneron has agreed to pay our personnel and material costs for specified preclinical development activities in connection with the revised workplan, as well as certain other costs. In addition, the Regeneron Amendment provides for the modification of the terms of the Option previously granted to Regeneron under the Collaboration Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2021, we had cash and cash equivalents of $209.4 million, which consisted of money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Coronavirus Pandemic

The coronavirus (COVID-19) pandemic has disrupted, and is expected to continue to adversely affect, our operations, including the progress of our commercialization of DEXTENZA, our ability to generate revenue from sales of DEXTENZA or ReSure Sealant, and our enrollment of certain clinical trials.  In the future, it may have other adverse effects on our business and operations.  In addition, this pandemic initially caused substantial disruption in the financial markets and has adversely impacted economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

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

The COVID-19 pandemic has delayed, and has the potential to further delay or otherwise adversely affect, our clinical development activities, including our ability to recruit or retain patients in our ongoing clinical trials, as a result of many factors, including:

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

Risks Related to Our Financial Position and Need for Additional Capital

We have had a history of incurring significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $86.4 million for the year ended December 31, 2019 and $155.6 million for the year ended December 31, 2020. For the three months ended March 31, 2021, we reported net income of $3.1 million, primarily due to a change of $25.0 million in the fair value of our derivative liability related to our outstanding unsecured senior subordinated convertible notes, or the Convertible Notes, during the period. As of March 31, 2021, we had an accumulated deficit of $536.1 million. We have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our Convertible Notes and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and the commercialization of ReSure Sealant and DEXTENZA® for the treatment of ocular inflammation and pain following ophthalmic surgery. Although we expect to continue to generate revenue from sales of ReSure Sealant and DEXTENZA, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our products or product candidates;
●	continue to pursue the clinical development of DEXTENZA for additional indications;
●	continue ongoing clinical trials of our product candidates OTX-TKI, OTX-TIC, OTX-CSI, and OTX-DED;
●	initiate a planned Phase 1 clinical trial for our product candidate OTX-TKI in the United States and planned Phase 2 clinical trials for our product candidates OTX-TKI and OTX-TIC;
●	conduct joint research and development under our strategic collaboration with Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel formulation in combination with Regeneron’s large molecule, VEGF-targeting compounds to treat retinal diseases;
●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in certain Asian countries pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;
●	continue the research and development of our other product candidates;

●	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our front-of-the-eye and back-of-the-eye programs and potential opportunities outside the field of ophthalmology;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	defend ourselves against legal proceedings;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of DEXTENZA. However, the successful commercialization of DEXTENZA in the United States is subject to many risks. The COVID-19 pandemic has reduced the number of elective ophthalmic surgeries performed since mid-March 2020. Although we have seen signs of a partial recovery in the number of cataract surgeries since that time, we believe the number of procedures currently being performed continues to be below the level performed prior to the COVID-19 pandemic. DEXTENZA is our first significant product launch, and we may not be able to continue to commercialize DEXTENZA successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. We do not anticipate revenue from sales of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery will be sufficient for us to become profitable for several years, if ever. Furthermore, if we are unable to achieve our revenue estimates for DEXTENZA, our ability to raise additional capital may be negatively impacted.

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

As of March 31, 2021, we had cash and cash equivalents of $209.4 million, outstanding debt of $22.8 million, net of unamortized discount, and $37.5 million aggregate principal amount of Convertible Notes plus accrued interest of $4.8 million. We believe that our existing cash and cash equivalents of $209.4 million as of March 31, 2021, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues and expenses associated with the commercialization of DEXTENZA, variable expense reductions, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. Our future capital requirements will depend on many factors, including:

●	our ability to continue to commercialize and sell DEXTENZA in the United States;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;
●	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;
●	the costs of expanding our facilities to accommodate our manufacturing needs and headcount;
●	the progress, costs and outcome of our planned and ongoing clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications, OTX-TIC for the treatment of glaucoma or ocular hypertension, OTX-TKI for the treatment of wet AMD, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;
●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, from Regeneron as potential option exercise fees, development, regulatory and sales milestone payments and royalty payments and the amounts we are obligated to pay to Regeneron as reimbursement if it chooses to exercise its option to advance a product candidate under our collaboration agreement;
●	the amounts we are entitled to receive, if any, from AffaMed as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our collaboration agreement with Regeneron provides for Regeneron’s reimbursement of certain preclinical expenses incurred by us under our collaboration agreement and for the potential receipt of option exercise, development, regulatory and sales milestone and royalty payments and our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments and royalty payments.  To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under our credit facility pursuant to which we have a total borrowing capacity of $25.0 million, which has been fully drawn down, or the Credit Facility, may limit our ability to obtain additional debt financing.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.  The COVID-19 pandemic initially caused significant disruptions in the financial markets, and may cause disruptions in the future, any of which could adversely impact our ability to raise additional funds through equity or debt financings.

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

We have a significant amount of indebtedness.  Under our Credit Facility, as amended to date, we have $22.8 million, net of unamortized discount, of outstanding principal indebtedness.  Under the accompanying credit and security agreement, as amended and/or restated to date, the Credit Agreement, we were permitted to make interest-only payments until January 1, 2021, at which time we became required to make 36 equal monthly installments of principal, plus interest, through December 2023. Our obligations under the Credit Agreement are secured by all of our assets, including our intellectual property.   The Credit Agreement also includes customary affirmative and negative covenants, including limitations on dispositions, mergers or acquisitions; incurring indebtedness, liens or encumbrances; paying dividends; making certain investments; and engaging in certain other business transactions. In March 2019, we issued $37.5 million aggregate principal amount of issued and outstanding Convertible Notes. The Convertible Notes mature on March 1, 2026 and interest on the Convertible Notes is payable at maturity or if earlier converted, repurchased or redeemed pursuant to their terms. We could in the future incur additional indebtedness beyond such amounts, including by potentially amending our Credit Agreement.

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

Even if we obtain favorable clinical trial results in an additional Phase 3 clinical trial of DEXTENZA for allergic conjunctivitis, such as our third Phase 3 clinical trial, including meeting all primary efficacy measures, we may not obtain approval for DEXTENZA to treat allergic conjunctivitis or ocular itching associated with allergic conjunctivitis, or the FDA may require that we conduct additional clinical trials.  For example, in April 2020, we announced the topline results from our third Phase 3 clinical trial assessing ocular itching associated with allergic conjunctivitis in which DEXTENZA achieved its primary endpoint as treated subjects demonstrated a statistically significant (p-value < 0.0001) difference in mean ocular itching scores compared to vehicle-treated subjects at all three pre-specified time points compared with placebo-treated subjects. We believe that this efficacy data, considered in totality with a favorable safety profile and the data from the prior Phase 2, Phase 3a and Phase 3b clinical trials, which provided the basis for the submission of an sNDA for DEXTENZA in December 2020 to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication. However, the FDA may not agree with our view of the clinical meaningfulness of the data. We understand that the FDA has in the past considered, for trials similar to ours, clinical meaningfulness to be a 0.5 unit difference at all relevant time points and at least a 1.0 unit difference at a majority of time points assessed. DEXTENZA did not achieve these measures in the third Phase 3 clinical trial. Achievement of such differences is also affected by the statistical methodology we utilize to review the clinical trial data. As previously disclosed, in our first Phase 3 clinical trial for the treatment of ocular itching associated with allergic conjunctivitis, DEXTENZA achieved a 0.5 unit difference at all relevant time points and at least a 1.0 unit difference at a majority of time points assessed using the Markov Chain Monte Carlo, or MCMC, method where the basis for imputation was at the individual eye level. However, using the MCMC method specified in the applicable statistical analysis plan—where the basis for imputation is at the subject level (average of the two eyes)—DEXTENZA did not achieve all of these measures. If the FDA were to require that a product candidate achieve these measures of clinical meaningfulness, approval of our sNDA could be delayed or prevented.

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

For example, as our facility is an approved pharmaceutical and medical device commercial manufacturing location, we are subject to routine inspections and system audits in connection with, among other things, our Safety, Identity, Strength, Purity, and Quality, or SISPQ; our process controls; and our standard operating procedures. If we fail to respond or comply in a satisfactory manner with any directives or observations that we may receive from the FDA as a result of inspections or informational requests, the FDA may take regulatory or other actions that would adversely impact our ability to continue manufacturing our commercial products and clinical or preclinical product candidates or to otherwise hinder or delay the clinical development and commercialization of our products and product candidates. In January and February 2021, the FDA requested information and records from us relating to our DEXTENZA commercial manufacturing operations and quality systems pursuant to Form 4003 in advance or in lieu of a drug inspection. In early March 2021, the FDA provided confirmation of receipt of the records that had been requested from us. Due to the COVID-19 pandemic, this Form 4003 process could be performed in lieu of an onsite inspection. However, the process is ongoing, will take time to complete, and is uncertain as to outcome. Regardless of the outcome of this informational request process, we could still be subject to an onsite inspection.

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

If our manufacturing facility or the equipment in it is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all.  In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another facility or to a third party.  Even if we could transfer our manufacturing to another facility or a third party, the shift would likely be expensive and time-consuming, particularly since any new facility would need to comply with the necessary regulatory requirements and to be inspected and qualified.  We would also need FDA approval before any products manufactured at that facility could be used for commercial supply.  Such an event could delay our clinical trials or reduce our product sales.

Currently, we maintain insurance coverage against damage to our property and equipment in the amount of up to $27.8 million and to cover business interruption and research and development restoration expenses in the amount of up to $15.8 million.  However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer.  We may be unable to meet our requirements for DEXTENZA, ReSure Sealant, or any of our product candidates if there were a catastrophic event or failure of our current manufacturing facility or processes.

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

DEXTENZA, ReSure Sealant or any product candidate for which we obtain marketing approval in the United States or in other countries may not be considered medically reasonable and necessary for a specific indication, may not be considered cost-effective by third-party payors, coverage and an adequate level of reimbursement may not be available, and reimbursement policies of third-party payors may adversely affect our ability to sell our products and product candidates profitably.   ReSure Sealant is not separately reimbursed when used as part of a cataract surgery procedure, which could limit the degree of market acceptance of this product by surgeons.  DEXTENZA is currently considered a post-surgical product, in the same fashion as eye drops. However, if DEXTENZA were instead categorized as an intra-operative product, it would not be subject to separate reimbursement in ambulatory surgical centers and hospital out-patient departments, which could likewise limit its market acceptance. DEXTENZA is currently scheduled to lose transitional pass-through status in July 2022. If pass-through status were to lapse, DEXTENZA would no longer be reimbursed separately from the ophthalmic surgery; our net product revenues, which currently consist primarily of DEXTENZA sales in reliance on pass-through status, would decline significantly; and our ability to generate revenues from future sales of DEXTENZA to ambulatory surgical centers and hospital out-patient departments for the treatment of post-surgical ocular inflammation and pain would be adversely affected.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.  The Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to United States patent law.  These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation.  The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013.  The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention.  Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.  However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.  For example, the Leahy-Smith Act provides an administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, that provides a venue for companies to challenge the validity of competitor patents at a cost that is much lower than district court litigation and on timelines that are much faster.  Although it is not clear what, if any, long term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims.  The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could therefore increase the likelihood that our own licensed patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.  Moreover, if such challenges occur, as indicated above, we have no right to control the defense.  Instead, we would essentially rely on our licensor to consider our suggestions and to defend such challenges, with the possibility that it may not do so in a way that best protects our interests.

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

Competitors may infringe our licensed patents or other intellectual property.  As a result, to counter infringement or unauthorized use, we may file infringement claims, which can be expensive and time-consuming.  Under the terms of our license agreement with Incept, we have the right to initiate suit against third parties who we believe infringe on the patents subject to the license.  Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents.  In addition, in a patent infringement proceeding, a court may decide that a patent we have rights to is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.  An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly.  Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties.  There is considerable intellectual property litigation in the biotechnology, medical device, and pharmaceutical industries.  We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect.  Moreover, we may become party to future adversarial proceedings or litigation regarding our patent portfolio or the patents of third parties.  Such proceedings could also include contested post-grant proceedings such as oppositions, inter partes review, reexamination, interference or derivation proceedings before the USPTO or foreign patent offices.  The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend.  Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensor can.  The risks of being involved in such litigation and proceedings may increase as our products or product candidates near commercialization and as we gain the greater visibility associated with being a public company.  Third parties may assert infringement claims against us based on existing patents or patents that may acquire or be granted in the future.  We may not be aware of all such intellectual property rights potentially relating to our products or product candidates and their uses, or we may incorrectly determine that a patent is invalid or does not cover a particular product or product candidate.  Thus, we do not know with certainty that DEXTENZA, ReSure Sealant or any of our product candidates, or our commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property.

We have been made aware by a third party of patents relating to intracanalicular inserts that may relate to, and potentially could be asserted against, our intracanalicular insert product and product candidates, including DEXTENZA. We believe that DEXTENZA does not infringe any claims of these patents. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to claims of invalidity. We initiated legal proceedings against one of these patents and administrative proceedings against the other two patents in order to show that DEXTENZA does not infringe the claims of these patents or that these patents are invalid. Legal proceedings related to one of these patents has been dismissed by agreement of the parties without prejudice. The USPTO decided to proceed with the administrative proceeding related to one of the patents while declining to do so for the other after determining that we had not established a reasonable likelihood that we would prevail in establishing the unpatentability of certain claims. In June 2020, for the patent for which the USPTO decided to proceed with administrative proceedings, the PTAB, after an inter partes review, determined that we had proven by a preponderance of the evidence that all claims of the patent at issue held by such third party were invalid. The third party has appealed this decision and the parties are currently briefing the appeal. We continue to believe that DEXTENZA does not infringe the claims of these patents and that, if and to the extent it were asserted against DEXTENZA, such patent would be subject to a claim of invalidity. We have become aware that the USPTO has recently issued a patent filed by this third party related to intracanalicular inserts containing dexamethasone. If this patent were asserted against DEXTENZA or other of our product candidates, we believe such patent would be non-infringed and subject to a claim of invalidity.

If we are found to infringe a third party’s intellectual property rights, such as the patents referred to in the preceding paragraph, we could be required to obtain a royalty-bearing license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product including our intracanalicular insert product and product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent and could be forced to indemnify our customers or collaborators. A finding of infringement could also result in an injunction that prevents us from commercializing our products or product candidates or forces us to cease some of our business operations. In addition, we may be forced to redesign our products or product candidates, seek new regulatory approvals thereby causing delays, and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

The FDA required two post-approval studies as a condition for approval of our premarket approval application for ReSure Sealant.  The first post-approval study, identified as the Clinical PAS, was to enroll at least 598 patients to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant.  We submitted the final study report of the Clinical PAS to the FDA in June 2016, and the FDA has confirmed the Clinical PAS has been completed.  The second post-approval study, identified as the Device Exposure Registry, or DER, Study, was intended to link to the Medicare database to ascertain if patients are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant.  The originally approved DER Study was required to include at least 4,857 patients.  In December 2015, CMS denied our application for a tracking or research code for ReSure Sealant commercial use.  In July 2016, the FDA approved the initial DER Study protocol.  We are required to provide periodic reports to the FDA on the progress of this post-approval study until it was completed.  We initiated enrollment in this study in December 2016 and submitted our first progress report to FDA in January 2017. Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we were unable to enroll trial sites and patients, collect patient data and report study data to the FDA.  On October 18, 2018, we received a warning letter from the FDA, dated October 17, 2018, relating to our compliance with data collection and information reporting obligations in this study.  We appealed the warning letter from the FDA.  In December 2018, the FDA rejected our appeal. A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the DER Study requirements.  In December 2019, we submitted the protocol for the agreed-upon retrospective study and the prospective study outline, as required per the terms of the warning letter. We received feedback from the FDA in February 2020 and responded to the FDA in March 2020. In May 2020, the FDA approved the protocol. Subsequently, we received a close-out letter from the FDA dated September 2, 2020, regarding the 2018 warning letter. We completed the retrospective study in accordance with our agreement with the FDA and submitted the final study report for the DER Study to the FDA in January 2021. In April 2021, the FDA confirmed that the DER Study had been completed and that we had fulfilled our post-approval study requirements.

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

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians and teaching hospitals; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. A ruling by the U.S. Supreme Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to healthcare, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the CCPA does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects, known as the Common Rule. Some other states have adopted, and many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

In addition, certain holders of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

●	being permitted to provide only two years of audited consolidated financial statements in our Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	reduced disclosure obligations regarding executive compensation;
●	not being required to furnish a contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and
●	not being required to furnish a stock performance graph in our annual report.

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

We incur increased costs as a result of operating as a public company, and as a result, our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company.  The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.  Our management and other personnel devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations generate significant legal and financial compliance costs and make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting.  On January 1, 2020, we became subject to the requirement to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm because we were no longer an emerging growth company.  Although the SEC has provided smaller reporting companies relief from this requirement to include an attestation report , we will continue to document and evaluate our internal control over financial reporting, which is both costly and challenging, to maintain compliance with other provisions of Section 404.  In this regard, we will continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.  Despite our efforts, there is a risk that neither we nor, if required, our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.  If we or our independent registered public accounting firm identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

As part of Congress’ response to the COVID-19 pandemic, the FFCR Act was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the 2017 Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the 2017 Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, and as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the FFCR Act or the CARES Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Warrant Exercise

In April 2014, we entered into a credit facility with Silicon Valley Bank and MidCap Financial SBIC, LP, and we issued the lenders warrants to purchase 100,000 shares of our Series D-1 redeemable convertible preferred stock with an exercise price of $3.00 per share. Upon the closing of our initial public offering in July 2014, the preferred stock warrants became warrants to purchase an aggregate of 37,878 shares of our common stock with an exercise price of $7.92 per share, with Silicon Valley Bank and MidCap Financial SBIC, LP., each holding warrants of 18,939 shares of common stock.

On January 29, 2021, warrants covering 18,939 shares were exercised via net share settlement, and we issued 11,737 shares of common stock as a result of the exercise.

Inducement Grant

On February 1, 2021, we issued to Rabia Gurses Ozden, M.D., our Senior Vice President, Clinical Development, non-statutory stock options to purchase up to an aggregate of 150,000 shares of common stock, or the Ozden Grant, under our 2019 Inducement Stock Incentive Plan, as amended, as an inducement material to Dr. Ozden’s acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). Of the 150,000 shares of our common stock underlying the Ozden Grant, 54,000 shares of our common stock were unregistered at the time of grant. The Ozden Grant consists of (i) a non-statutory stock option to purchase up to an aggregate of 100,000 shares of our common stock, or the Time-Based Option, and (ii) a non-statutory stock option to purchase up to an aggregate of 50,000 shares of our common stock, or the Performance-Based Option. Each stock option was issued at an exercise price of $18.70 per share.

Subject to Dr. Ozden’s continued service to the company, the Time-Based Option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the one-year anniversary of the grant date and the remaining 75% of the shares underlying the award vesting monthly thereafter. The Performance-Based Option will vest upon the achievement of certain milestones and subject to Dr. Ozden’s continued service to the company. We registered the previously unregistered shares under the Ozden Grant, none of which were vested, on a Form S-8 registration statement, File No. 333-254143, on March 11, 2021.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 5. Other Items.

As previously reported, Patricia Kitchen’s employment as Chief Operating Officer was terminated as of April 27, 2021. Based on entry into a standard separation and release of claims agreement, Ms. Kitchen will be entitled to the severance benefits provided under her employment agreement in connection with a termination without cause. These severance benefits consist of payment of base salary and continuation of group health insurance, in each case, for a period of twelve months.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1*	Supplement to License Agreement, by and between the Registrant and AffaMed Therapeutics Limited, dated as of January 18, 2021	10-K	001-36554	03/11/2021	10.36

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101					X

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: May 5, 2021	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)