Form 10-Q
period 2021-06-30
OCULAR THERAPEUTIX, INC
filed 2021-08-09
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, there were 76,582,927 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing and planned clinical trials, including our Phase 1 clinical trials of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD, our Phase 1 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension, our Phase 2 clinical trial of OTX-CSI for the chronic treatment of dry eye disease, our Phase 2 clinical trial for OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, and our clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery;
●	our commercialization efforts for our product DEXTENZA®;
●	our plans to develop, seek regulatory approval for and commercialize DEXTENZA for additional indications, including for the treatment of ocular itching associated with allergic conjunctivitis, for which we have been notified by the Food and Drug Administration of a target action date under the Prescription Drug User Fee Act of October 18, 2021; OTX-TKI; OTX-TIC; OTX-CSI; OTX-DED and our other product candidates based on our proprietary bioresorbable hydrogel technology platform;
●	our ability to manufacture DEXTENZA, ReSure® Sealant and our product candidates in compliance with Current Good Manufacturing Practices;
●	our ability to manage and scale a sales, marketing and distribution infrastructure to support the commercialization of DEXTENZA;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA, including the submission of a supplemental new drug application for the approval of the treatment of ocular itching associated with allergic conjunctivitis as an additional indication, and other product candidates;
●	our estimates regarding expenses; future revenue; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA, ReSure Sealant, and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA, ReSure Sealant and our product candidates;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China and certain other Asian countries;

●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts, with respect to DEXTENZA, ReSure Sealant and any additional products for which we may obtain marketing approval in the future;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	the costs and outcomes of legal actions and proceedings;
●	uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition; and
●	our competitive position.

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

Summary of Risks Related to our Business

Our business, financial condition, results of operations, future growth prospects and common stock price are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

●	We have had a history of incurring significant losses since our inception. Our net losses were $86.4 million for the year ended December 31, 2019 and $155.6 million for the year ended December 31, 2020. For the six months ended June 30, 2021, we reported net loss of $5.4 million, primarily due to a change of $38.4 million in the fair value of our derivative liability related to our outstanding unsecured senior subordinated convertible notes during the period. As of June 30, 2021, we had an accumulated deficit of $544.6 million. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.
●	We depend heavily on the success of DEXTENZA and our product candidates. Our ability to generate product revenues sufficient to achieve profitability is dependent on our successful commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications.
●	DEXTENZA, ReSure Sealant and any product candidates for which we obtain marketing approval may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business. For example, DEXTENZA is currently scheduled to lose transitional pass-through status in July 2022. If pass-through status were to lapse, DEXTENZA would no longer be reimbursed separately from the ophthalmic surgery; our net product revenues, which currently consist primarily of DEXTENZA sales in reliance on pass-through status, would decline significantly; and our ability to generate revenues from future sales of DEXTENZA to ambulatory surgical centers and hospital out-patient departments for the treatment of post-surgical ocular inflammation and pain would be adversely affected. Additionally, competitive products that realize superior product reimbursement and/or higher procedure payment could also negatively impact our ability to generate revenues from future sales of DEXTENZA.
●	The COVID-19 pandemic has disrupted, and is expected to continue to adversely affect, our operations, including the progress of our commercialization of DEXTENZA, our ability to generate revenue from sales of DEXTENZA or ReSure Sealant and our enrollment of certain clinical trials. We cannot be certain of the overall impact of COVID-19 on our business, financial condition and results of operations.
●	Clinical trials of our product candidates may not be successful. We currently have several ongoing and planned clinical trials, including each of our Phase 1 clinical trials of OTX-TKI in Australia and the United States for the treatment of wet age-related macular degeneration, or wet AMD; our Phase 1 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension; our Phase 2 clinical trial of OTX-CSI for the chronic treatment of dry eye disease; and our Phase 2 clinical trial for OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. If these or other clinical trials of any product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.
●	We may not be successful in our efforts to develop products and product candidates based on our bioresorbable hydrogel technology platform, other than DEXTENZA and ReSure Sealant, or to expand the use of our bioresorbable hydrogel technology for treating additional ophthalmic diseases and conditions.
●	If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, scale up our manufacturing processes and capabilities, maintain regulatory compliance for our manufacturing operations, obtain and maintain patent protection for or gain market acceptance by physicians, patients and third-party payors and others in the medical community of DEXTENZA, ReSure Sealant or any of our product candidates for which we obtain marketing approval, or experience significant delays in doing so, our business will be materially harmed and our ability to generate revenues from product sales will be materially impaired.
●	Our products face and, if approved, our product candidates will face competition from generic and branded versions of existing drugs, many of which have achieved widespread acceptance among physicians, payors and patients for the treatment of ophthalmic diseases and conditions. In addition, because the active pharmaceutical ingredients in our products and leading product candidates are available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe our patent rights.
●	Even if we successfully obtain marketing approval for one or more of our product candidates, the approved product will be subject to ongoing review and extensive regulation.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$191,860	$228,057
Accounts receivable, net	18,734	12,252
Inventory	1,112	1,201
Prepaid expenses and other current assets	4,817	4,650
Total current assets	216,523	246,160
Property and equipment, net	7,042	8,095
Restricted cash	1,764	1,764
Operating lease assets	5,378	5,844
Total assets	$230,707	$261,863
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,881	$2,709
Accrued expenses and other current liabilities	16,182	14,307
Operating lease liabilities	1,487	1,358
Notes payable, net of discount, current	—	8,290
Total current liabilities	21,550	26,664
Other liabilities:
Operating lease liabilities, net of current portion	6,770	7,548
Derivative liability	59,901	98,313
Deferred revenue	12,000	12,000
Notes payable, net of discount	24,891	16,936
2026 convertible notes, net	25,348	24,307
Total liabilities	150,460	185,768
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized and 76,454,597 and 75,996,732 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	624,850	615,338
Accumulated deficit	(544,611)	(539,251)
Total stockholders’ equity	80,247	76,095
Total liabilities and stockholders’ equity	$230,707	$261,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$11,718	$1,569	$19,061	$4,178
Total revenue, net	11,718	1,569	19,061	4,178
Costs and operating expenses:
Cost of product revenue	1,096	134	1,988	953
Research and development	13,859	8,021	24,786	14,119
Selling and marketing	8,391	6,153	16,477	13,283
General and administrative	8,603	5,145	16,268	10,321
Total costs and operating expenses	31,949	19,453	59,519	38,676
Loss from operations	(20,231)	(17,884)	(40,458)	(34,498)
Other income (expense):
Interest income	8	17	20	156
Interest expense	(1,655)	(1,694)	(3,335)	(3,327)
Change in fair value of derivative liability	13,396	(17,007)	38,412	(20,411)
Other income (expense), net	1	—	1	—
Total other income (expense), net	11,750	(18,684)	35,098	(23,582)
Net loss	$(8,481)	$(36,568)	$(5,360)	$(58,080)
Net loss per share, basic	$(0.11)	$(0.64)	$(0.07)	$(1.06)
Weighted average common shares outstanding, basic	76,324,367	57,368,292	76,198,384	54,634,572
Net loss per share, diluted	$(0.25)	$(0.64)	$(0.51)	$(1.06)
Weighted average common shares outstanding, diluted	82,093,599	57,368,292	81,967,616	54,634,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,360)	$(58,080)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,378	3,491
Non-cash interest expense	2,282	2,156
Change in fair value of derivative liability	(38,412)	20,411
Depreciation and amortization expense	1,257	1,441
Changes in operating assets and liabilities:
Accounts receivable	(6,482)	(326)
Prepaid expenses and other current assets	(167)	173
Inventory	89	(113)
Operating lease assets	466	386
Accounts payable	1,255	(786)
Accrued expenses	928	(1,866)
Operating lease liabilities	(649)	(537)
Net cash used in operating activities	(37,415)	(33,650)
Cash flows from investing activities:
Purchases of property and equipment	(287)	(374)
Net cash used in investing activities	(287)	(374)
Cash flows from financing activities:
Proceeds from issuance of notes payable, net	3,722	—
Proceeds from exercise of stock options	1,735	506
Proceeds from issuance of common stock pursuant to employee stock purchase plan	490	350
Proceeds from the Paycheck Protection Program Loan	—	3,201
Repayment of the Paycheck Protection Program Loan	—	(3,201)
Proceeds from issuance of common stock upon public offering, net of issuance costs	(275)	63,025
Repayment of notes payable	(4,167)	—
Net cash provided by financing activities	1,505	63,881
Net (decrease) increase in cash, cash equivalents and restricted cash	(36,197)	29,857
Cash, cash equivalents and restricted cash at beginning of period	229,821	56,201
Cash, cash equivalents and restricted cash at end of period	$193,624	$86,058
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$8	$63
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$—	$318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2020	75,996,732	$8	$615,338	$(539,251)	$76,095
Issuance of common stock upon exercise of stock options	228,241	—	1,197	—	1,197
Issuance of common stock upon cashless exercise of warrant	11,737	—	—	—	—
Issuance costs associated with common stock public offering	—	—	(91)	—	(91)
Stock-based compensation expense	—	—	3,086	—	3,086
Net income	—	—	—	3,121	3,121
Balances at March 31, 2021	76,236,710	$8	$619,530	$(536,130)	$83,408
Issuance of common stock upon exercise of stock options	177,256	—	538	—	538
Issuance of common stock in connection with employee stock purchase plan	40,631	—	490	—	490
Stock-based compensation expense	—	—	4,292	—	4,292
Net loss	—	—	—	(8,481)	(8,481)
Balances at June 30, 2021	76,454,597	$8	$624,850	$(544,611)	$80,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

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

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Notes to the Condensed Consolidated Financial Statements

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

As of June 30, 2021, the Company had two FDA-approved products in commercialization in the United States: DEXTENZA® (dexamethasone insert) 0.4mg, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain, and ReSure® Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery. While ReSure Sealant is commercially available in the United States, it does not receive sales support and has not in the past generated, nor is it anticipated to in the future to generate, material revenues. The Company’s other product candidates are in clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

The Company has a history of losses and negative cash flows from operations, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of June 30, 2021, the Company had an accumulated deficit of $544,611.  The Company believes that its existing cash and cash equivalents of $191,860, as of June 30, 2021, along with its current operating plan, which includes revenues from the sale of DEXTENZA, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements through at least the next 12 months. The future viability of the Company beyond that point is dependent on its ability to generate cash flows from the sale of DEXTENZA and raise additional capital to finance its operations.  The Company will need to finance its operations through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements.  Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2021 and results of operations and cash flows for the three and six months ended June 30, 2021 and 2020 have been made. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, clinical trial accruals and the fair value of derivatives.  Actual results may differ from these estimates.  The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, and those of its customers, vendors, suppliers, and collaboration partners, will depend on future developments that are highly uncertain, subject to change and difficult to predict, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international customers and markets.

Concentration of Credit Risk and of Significant Suppliers and Customers

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

For the three and six months ended June 30, 2021, three specialty distributor customers accounted for 45%, 28%, and 15%, and 45%, 25% and 14%, respectively, of the Company’s total revenue, and no other customer accounted for more than 10% of the Company’s total revenue. At June 30, 2021, three specialty distributor customers accounted for 51%, 27% and 14% of the Company’s total accounts receivable and no other customer accounted for more than 10% of the Company’s total accounts receivable at June 30, 2021.

For the three and six months ended June 30, 2020, three specialty distributor customers accounted for 48%, 16% and 14% and 41%, 19% and 14%, respectively, of the Company’s total revenue and no other customer accounted for more than 10% of total revenue. At December 31, 2020, three specialty distributor customers accounted for 45%, 33% and 15% of the Company’s total accounts receivable and no other customer accounted for more than 10% of the Company’s total accounts receivable at December 31, 2020.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. The amendments in the ASU are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB also specified that an entity should adopt the guidance as of the beginning of its fiscal year and is not permitted to adopt the guidance in an interim period. The Company is assessing the potential impact of ASU 2020-06 on its condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$187,384	$—	$—	$187,384

Liability:
Derivative liability (Note 7)	$—	$—	$59,901	$59,901

	Fair Value Measurements as of
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$213,372	$—	$—	$213,372

Liability:
Derivative liability (Note 7)	$—	$—	$98,313	$98,313

4. Restricted Cash

The Company held restricted cash of $1,764 at June 30, 2021 and December 31, 2020, on its condensed consolidated balance sheet. The Company held restricted cash as security deposits for the lease of its manufacturing space and corporate headquarters.

The Company’s condensed consolidated statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows is as follows:

	June 30,	June 30,
	2021	2020
Cash and cash equivalents	$191,860	$84,294
Restricted cash	1,764	1,764
Total cash, cash equivalents and restricted cash	$193,624	$86,058

5. Inventory

The Company values its inventories at the lower of cost or estimated net realizable value.

Inventory consisted of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$347	$384
Work-in-process	437	232
Finished goods	328	585
	$1,112	$1,201

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued payroll and related expenses	$4,873	$5,853
Accrued rebates and programs	2,736	1,438
Accrued professional fees	1,077	868
Accrued research and development expenses	1,258	1,013
Accrued interest payable on 2026 convertible notes	5,325	4,194
Accrued other	913	941
	$16,182	$14,307

7. Derivative Liability

The unsecured senior subordinated convertible notes (the “2026 Convertible Notes”) (Note 8) contained an embedded conversion option that met the criteria to be bifurcated and accounted for separately (the “Derivative Liability”) from the 2026 Convertible Notes. The Derivative Liability was recorded at fair value upon the issuance of the 2026 Convertible Notes and is subsequently remeasured to fair value at each reporting period.  The Derivative Liability was initially valued and remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Derivative Liability in the Company’s condensed consolidated balance sheet.

The estimated fair value of the 2026 Convertible Notes was $92,181 at June 30, 2021. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The main input when determining the fair value for disclosure purposes is the bond yield which is updated each period to reflect the yield of a comparable instrument issued as of the valuation date. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value. The main inputs to valuing the 2026 Convertible Notes with the conversion option are as follows:

	As of
	June 30,	December 31,
	2021	2020
Company's stock price	$14.18	$20.70
Expected annual volatility	97.7%	105.5%
Bond yield	11.9%	12.0%

A roll-forward of the derivative liability is as follows:

As of
Balance at December 31, 2020	$98,313
Change in fair value	(38,412)
Balance at June 30, 2021	$59,901

8. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The Company presents deferred interest in accrued current liabilities because the 2026 Convertible Notes are currently convertible and the interest is payable in cash. The effective annual interest rate for the 2026 Convertible Notes was 14.8% through June 30, 2021.

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

A summary of the 2026 Convertible Notes at June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
	2021	2020
2026 Convertible Notes	$37,500	$37,500
Less: unamortized discount	(12,152)	(13,193)
Total	$25,348	$24,307

Accrued interest related to the 2026 Convertible Notes amounted to $5,325 and $4,194 at June 30, 2021 and December 31, 2020, respectively.

9. Income Taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive loss for the three and six month periods ended June 30, 2021 or 2020. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2021 and December 31, 2020, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2021 or December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company’s income tax return reporting periods since December 31, 2017 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

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

The Company has not recognized any revenue under the License Agreement as of June 30, 2021 as there has not been any delivery of product under the License Agreement. The entire transaction price is recorded as deferred revenue as of June 30, 2021 and December 31, 2020.

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

On May 8, 2020, the Company entered into an amendment (the “Amendment”) to the Collaboration Agreement. Pursuant to the Amendment, the Company and Regeneron have adopted a new work plan to transition joint efforts under the Collaboration Agreement to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space. Regeneron has agreed to pay personnel and material costs of the Company for specified preclinical development activities in connection with the revised work plan, as well as certain other costs. In addition, the Amendment provides for the modification of the terms of the Option previously granted to Regeneron under the Collaboration Agreement. As amended, the Option is exclusive for twenty-four months following May 8, 2020. Through June 30, 2021, the Option has not been exercised, and no payments have been made.

For the three and six months ended June 30, 2021, the Company has recorded $418 and $515, respectively, related to work performed for preclinical development activities in connection with the revised work plan which the Company has recorded as a reduction of research and development expense as this research is not an output of the Company’s ordinary business activities. As of June 30, 2021 and December 31, 2020, the Company has included the $934 and $1,256, respectively in prepaid expenses and other current assets.

As further described under Note 18, on August 5, 2021, Regeneron notified the Company of its termination of the Collaboration Agreement. The termination became effective immediately.

11. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”). The Company has a total borrowing capacity of $25,000 under the Credit Facility which has been fully drawn down as of June 30, 2021. The carrying value of the Company’s variable interest rate notes payable are recorded at amortized costs, which approximates fair value due to their short-term nature.

In December 2018, the Company amended the terms of the Credit Agreement to increase total indebtedness under the Credit Facility to $25,000, which was used primarily to pay-off outstanding balances as of the closing date. The Company was required to make interest-only payments under the Credit Facility until December 2020. Commencing in January 2021, the Company was required to make 36 equal monthly installments of principal in the amount of $694, plus interest, through December 2023.  Amounts borrowed under the Credit Facility were at LIBOR base rate, subject to 2.00% floor, plus 7.25%. Prior to the Fourth Amendment (as defined below), the interest rate was 9.25%. The exit fee equal to 3.5%, or $429 that was previously accrued, has been paid.

In June 2021, the Company entered into a Fourth Amended and Restated Credit and Security Agreement (the “Fourth Amendment”) to amend the terms of its debt with existing lenders for total indebtedness of $20,833 and borrowed an incremental $4,167, for a total of $25,000 (the “2021 Amended Credit Facility”).  The Company is required to make interest-only payments under the 2021 Amended Credit Facility through April 2024. Commencing in May 2024, the Company is required to make 19 equal monthly installments of principal in the amount of $1,042, plus interest, then on the maturity date, November 30, 2025 the remaining balance of $5,208 plus the exit fee.  In the event the Company achieves certain milestones under the 2021 Amended Credit Facility, the Company has the right to extend through April 1, 2026 and make 5 equal monthly installments of principal in the amount of $1,042, plus interest.  The Company has not assumed the achievement of these milestones for purposes of disclosures herein.

Amounts borrowed under the 2021 Amended Credit Facility are at LIBOR base rate, subject to 1.00% floor, plus 6.75%.  The interest rate on the date of the amendment was 8.8%.  In addition, a final payment (exit fee) equal to 3.5% of amounts drawn under the Amended Credit Facility, or $875 based on borrowings of $25,000, is due upon the maturity date of November 30, 2025.  The Company is accruing the exit fee through November 30, 2025.

The Company accounted for the Fourth Amendment as a modification in accordance with the guidance in ASC 470-50, Debt. Amounts paid to the lenders were recorded as debt discount and a new effective interest rate was established. The effective annual interest rate of the outstanding debt under the Fourth Amendment is 8.8%.

There are no financial covenants associated with the Fourth Amendment. However, the Fourth Amendment does contain negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions.  As of June 30, 2021, the Company was not in violation of any of its covenants under the Fourth Amendment. The obligations under the Fourth Amendment are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.  The debt is collateralized by substantially all of the Company’s assets, including its intellectual property.

In accordance with the 2021 Amended Credit Facility, among other provisions, a negative covenant restricting the Company from paying the holders of the 2026 Convertible Notes ahead in priority to the existing lenders, for so long as indebtedness remains outstanding under the Credit Facility, and a cross-default provision to establish that an event of default under the purchase agreement for the 2026 Convertible Notes also constitutes an event of default under the Fourth Amendment.

Borrowings outstanding are as follows:

	June 30,	December 31,
	2021	2020
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	15	355
Unamortized discount	(124)	(129)
	24,891	25,226
Less: current portion	—	(8,290)
Long-term notes payable	$24,891	$16,936

As of June 30, 2021, the annual repayment requirements for the Credit Facility, inclusive of the final payment of $875 due at expiration, were as follows:

Year Ending December 31,	Principal	Final Payment	Total
2021 (July 1 through December 31)	—	—	—
2022	—	—	—
2023	—	—	—
2024	8,333	—	8,333
2025	16,667	875	17,542
	$25,000	$875	$25,875

12. Net Loss Per Share

Basic net loss per share was calculated as follows for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(8,481)	$(36,568)	$(5,360)	$(58,080)
Denominator:
Weighted average common shares outstanding	76,324,367	57,368,292	76,198,384	54,634,572
Net loss per share - basic	$(0.11)	$(0.64)	$(0.07)	$(1.06)

For the three and six months ended June 30, 2020, there is no dilutive impact. Therefore, diluted net loss per share is the same as basic net loss per share. Diluted net loss per share was calculated as follows for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Net income attributable to common stockholders, basic	$(8,481)	$(5,360)	—
Interest expense on 2026 Convertible Notes	1,095	2,173
Change in fair value of derivative liability	(13,396)	(38,412)
Net loss attributable to common stockholders, diluted	$(20,782)	$(41,599)

Weighted average common shares outstanding, basic	76,324,367	76,198,384
Shares issuable upon conversion of 2026 Convertible Notes, as if converted	5,769,232	5,769,232
Weighted average common shares outstanding, diluted	82,093,599	81,967,616

Net loss per share attributable to common stockholders, diluted	$(0.25)	$(0.51)

The Company excluded the following common stock equivalents, outstanding as of June 30, 2021 and 2020, from the computation of diluted net loss per share for the three and six months ended June 30, 2021 and 2020 because they had an anti-dilutive impact.

	Six Months ended June 30,
	2021	2020
Options to purchase common stock	11,049,287	9,270,173
Warrants for the purchase of common stock	—	18,939
	11,049,287	9,289,112

The Company also excluded the shares issuable upon conversion of the 2026 Convertible notes from the computation of diluted net loss per share for the three and six months ended June 30, 2020 because they had an anti-dilutive impact.

13. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares available for issuance under the 2014 Plan was increased by 1,659,218. During the three and six months ended June 30, 2021, the Company granted options to purchase 229,650 and 2,709,019 shares of common stock, at a weighted exercise price of $16.54 and $18.19 per share, respectively.

On June 18, 2021, the Company’s stockholders approved the adoption of the 2021 Stock Incentive Plan (the “2021 Plan”) previously approved by the board of directors. Effective as of the adoption of the 2021 Plan by the Company’s stockholders, no new awards will be granted under the 2014 Plan. However, as of June 30, 2021, all then-outstanding awards under the 2014 Plan remained in effect and continued to be governed by the terms of the 2014 Plan.

2021 Stock Incentive Plan

The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2021 Plan is 6,000,000 shares of common stock; plus 456,334 shares remaining available for grant under the 2014 Plan as of immediately prior to the effective date of the 2021 Plan and 9,766,336 shares subject to awards granted under the 2014 Plan or the Company’s 2006 Stock Incentive Plan, which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject to certain limitations).

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors. On January 1, 2021, the number of shares available for issuance under the 2014 Plan was increased by 207,402. During the three months ended June 30, 2021, 40,631 shares of common stock were issued under the ESPP. As of June 30, 2021, 690,965 shares remained available for issuance under the ESPP.

Inducement Stock Option Awards

On October 29, 2019, the 2019 Inducement Stock Incentive Plan (the “Inducement Plan”) was approved by the Board of Directors of the Company. Initially, the maximum number of shares of common stock issuable under the Inducement Plan was 500,000. On December 10, 2020, the Board of Directors of the Company amended the 2019 Inducement Plan to increase the aggregate number of shares issuable from 500,000 to 1,054,000 shares of common stock. As of June 30, 2021, 504,251 shares of common stock remained available for issuance under the Inducement Plan.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$1,206	$362	$1,883	$737
Selling and marketing	1,129	433	1,883	804
General and administrative	1,957	1,031	3,612	1,950
	$4,292	$1,826	$7,378	$3,491

As of June 30, 2021, the Company had an aggregate of $26,106 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.2 years.

14. Commitments and Contingencies

Collaboration Agreement

On October 10, 2016, the Company entered into the Collaboration Agreement with Regeneron, which the parties amended in May 2020 (Note 10). If the Option to enter into an exclusive worldwide license is exercised, Regeneron will be obligated to conduct further preclinical development and an initial clinical trial under a collaboration plan. The Company is obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25,000, which cap may be increased by up to $5,000 under certain circumstances; the timing of such payments are not known. If Regeneron elects to proceed with further development following the completion of the collaboration plan, it will be solely responsible for conducting and funding further development and commercialization of product candidates. If the Option is exercised, Regeneron is required to use commercially reasonable efforts to research, develop and commercialize at least one Regeneron Licensed Product. Such efforts shall include initiating the dosing phase of a subsequent clinical trial within specified time periods following the completion of the first-in-human clinical trial or the initiation of preclinical toxicology studies, subject to certain extensions. As further described under Note 18, on August 5, 2021, Regeneron notified the Company of its termination of the Collaboration Agreement. The termination became effective immediately.

15. Related Party Transactions

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters. Jonathan M. Sparks, Ph.D., a partner at McCarter & English, also served as the Company’s in-house counsel from October 2017 through August 31, 2020. The Company incurred fees for legal services rendered by McCarter of $221 and $512 for the three and six months ended June 30, 2020, respectively. As of December 31, 2020, there was $47 recorded in accounts payable and $0 recorded in accrued expenses for McCarter.

Since November 2020, the Company has engaged Specialty Pharma Consulting, LLC (“Specialty Pharma”), an entity affiliated with Kevin Coughenour, to provide services for quality engineering and validation activities in the ordinary course of business. Mr. Coughenour is married to the Company’s former Chief Operating Officer Patricia Kitchen. The Company incurred fees for quality engineering and validation activities rendered by Specialty Pharma of $29 and $155, for the three and six months ended June 30, 2021, respectively. As of December 31, 2020, there was $47 recorded in accounts payable and $0 recorded in accrued expenses for Specialty Pharma. On April 26, 2021, the Company and Specialty Pharma terminated their relationship.

16. Warrants

On January 29, 2021, holders of warrants to purchase 18,939 shares of common stock at an exercise price of $7.92 exercised their right to purchase their warrants. The exercise price of the warrants was paid through a net share settlement mechanism and as a result the Company issued 11,737 shares of common stock to satisfy the exercise of all the warrants. There are no warrants outstanding as of June 30, 2021.

17. Common Stock

In June 2021, the Company adopted an amended and restated certificate of incorporation increasing the number of its authorized shares of its common stock to 200,000,000 shares.

18. Subsequent Event

On August 5, 2021, Regeneron notified the Company of its termination of the Collaboration Agreement for convenience, in accordance with the terms of the Collaboration Agreement. The termination became effective immediately, subject to specified surviving rights and obligations thereunder.

In connection with the termination of the Collaboration Agreement, all licenses, options and other rights granted to either party under the Collaboration Agreement automatically terminated, other than the surviving joint intellectual property rights described below. The Company and Regeneron also became obligated to undertake certain transition activities upon the termination, including the return of specified property of the other party. Each party retains an equal, undivided ownership interest, which may be transferred, licensed and otherwise exploited without a duty to account to the other party, in certain intellectual property rights jointly developed under the collaboration.

As a result of the termination, the Company is no longer eligible to receive (i) reimbursement from Regeneron for ongoing research and development activities, (ii) a fee upon exercise of the Option, (iii) payments upon the achievement of specified development and regulatory milestones of the Regeneron Licensed Products, or (iv) tiered, escalating royalties in a range from a high-single digit to a low-to-mid teen percentage of net sales of Regeneron Licensed Products, in each case pursuant to the Collaboration Agreement. The Company is also no longer obligated to reimburse Regeneron for certain development costs, up to an aggregate amount of $30,000 in certain circumstances, were Regeneron to have exercised the Option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary, bioresorbable hydrogel platform technology. We use this technology to tailor duration and amount of delivery of a range of therapeutic agents in our product candidates.

We currently focus our development efforts on incorporating therapeutic agents that have previously received regulatory approval from the U.S. Food and Drug Administration, or FDA, including small molecules and proteins, into our hydrogel technology with the goal of providing local programmed-release of drug to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intravitreal implants, suprachoroidal implants, intracameral implants and intracanalicular inserts. We have product candidates in preclinical and clinical development designed to utilize this technology to treat retinal diseases including wet age-related macular degeneration, or wet AMD; glaucoma and ocular hypertension; and ocular surface diseases and conditions including dry eye disease and ocular itching associated with allergic conjunctivitis. We also have two FDA-approved products in commercialization in the United States: DEXTENZA®, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain, and ReSure® Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery.

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

We also have a collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the development and potential commercialization of products containing our extended-delivery hydrogel in combination with Regeneron’s large molecule vascular endothelial growth factor, or VEGF, inhibitor aflibercept, currently marketed under the brand name EYLEA. As further described under Note 18 in the Notes to Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, on August 5, 2021, Regeneron notified us of its termination of the collaboration agreement. Such termination became effective immediately. In June 2021, we also entered into an agreement with Mosaic Biosciences, Inc., or Mosaic, to identify new targets and discover novel therapeutic agents aimed at the treatment of dry age-related degeneration, or dAMD.

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

OTX-TKI (axitinib intravitreal implant)

Our product candidate OTX-TKI is a preformed, bioresorbable hydrogel fiber implant incorporating a small molecule tyrosine kinase inhibitor, or TKI, axitinib, with anti-angiogenic properties delivered by intravitreal injection and designed for a duration of six months or longer. TKIs have shown promise in the treatment of wet AMD. In the first quarter of 2019, we began dosing patients in a multi-center, open-label, dose-escalation Phase 1 clinical trial in Australia designed to evaluate the safety, durability and tolerability of OTX-TKI. We are evaluating biological activity by measuring retinal thickness using spectral domain optical coherence tomography, or OCT, and following visual acuity over time. We have enrolled 3 cohorts to date: a lower dose cohort of 200 µg with six subjects, a higher dose cohort of 400 µg with seven subjects, and a third cohort with two parallel arms, one arm receiving a concomitant anti-VEGF induction injection with 400 µg of OTX-TKI and the other arm receiving a 600 µg of OTX-TKI with no anti-VEGF injection. We have also begun to actively enroll a fourth cohort of 12 subjects, also split between parallel arms of six subjects each. Subjects in the first arm of the fourth cohort will receive a dose of 600 µg single implant and subjects in the second arm of the fourth cohort will receive a 600 µg single implant with an anti-VEGF induction injection.

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

On July 29, 2021, we announced the initiation of a prospective, multi-center, randomized, controlled Phase 1 clinical trial in the United States under an exploratory investigational new drug, or eIND, application to evaluate a single implant 600 µg dose of OTX-TKI with an anti-VEGF induction injection in comparison with a 2 mg dose of aflibercept. The trial will consist of 20 patients in two arms: a fifteen-subject arm that will receive OTX-TKI in combination with an anti-VEGF induction injection and a five-subject arm that will receive aflibercept. At a pre-investigational new drug, or pre-IND, application meeting in April 2021, we discussed with the FDA the possibility of transitioning from an eIND application to a traditional investigational new drug application.

As of July 2021, we no longer intend to initiate a Phase 2 clinical trial in Australia to compare tolerability, durability and efficacy of the administration of a single implant 600 µg dose of OTX-TKI with an anti-VEGF induction injection to a 2 mg dose of aflibercept dosed every 8 weeks as the comparator. Pending our receipt and review of the topline data from both the Phase 1 clinical trial in Australia and the Phase 1 clinical trial in the United States, we plan to initiate a Phase 2 clinical trial.

OTX-AFS (aflibercept suprachoroidal injection) in collaboration with Regeneron

As described above, in October 2016, we entered into a strategic collaboration, option and license agreement with Regeneron for the development and potential commercialization of products using our local programmed-release hydrogel in combination with, among other things, Regeneron’s large molecule VEGF-targeting compounds for the treatment of retinal diseases, with the initial focus on the VEGF trap aflibercept. We and Regeneron amended this agreement in May 2020 to, among other things, transition joint efforts under the collaboration to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space which we refer to as OTX-AFS. Under the amended agreement, we have provided certain formulations to Regeneron, which has agreed to perform preclinical assessments of OTX-AFS. In August 2021, Regeneron terminated our collaboration agreement, effective August 5, 2021.

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

In the fourth quarter of 2021, we plan to initiate a Phase 2 clinical trial to evaluate two formulations of OTX-TIC for the treatment of glaucoma or ocular hypertension in patients compared to Durysta™. As previously disclosed, although we had planned to initiate this clinical trial by mid-2021, minor delays related to the injector used to deliver OTX-TIC resulted in our adjustment of the expected initiation timeframe. Certain subjects in the Phase 2 clinical trial will receive the same formulation used in cohort 1 of the Phase 1 clinical trial, containing a 26 µg dose of drug and utilizing a standard implant, and others will receive the same formulation used in cohort 4 of the Phase 1 clinical trial, containing a 5 µg dose of drug and utilizing a fast-degrading implant. The non-study eye of each patient will receive a topical prostaglandin daily.

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

In February 2021, we dosed the first patient in a U.S.-based prospective, randomized, double-masked, vehicle-controlled Phase 2 clinical trial evaluating the safety and efficacy of two different formulations of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease compared to a hydrogel insert in approximately 150 subjects. Enrollment is ongoing in this Phase 2 clinical trial, and we currently anticipate receiving topline data from this Phase 2 clinical trial in the first quarter of 2022.

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

In September 2020, we announced that we had dosed the first patients in a Phase 3 clinical trial evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and pain in children following cataract surgery. Enrollment is ongoing. This planned clinical trial is a post-approval requirement of the FDA in accordance with the Pediatric Research Equity Act of 2003, in connection with the FDA’s prior approval of DEXTENZA for the treatment of inflammation and pain following ophthalmic surgery in adults.

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

The FDA required two post-approval studies as a condition for approval of our premarket approval, or PMA, application for ReSure Sealant. The FDA has confirmed that the first post-approval study, identified as the Clinical PAS, has been completed. The second post-approval study, which we refer to as the Device Exposure Registry Study, or DER, Study was a retrospective analysis of the IRIS Registry, comparing endophthalmitis rates from sites that purchased ReSure Sealant versus those sites that did not. We completed the retrospective study in accordance with our agreement with the FDA and submitted the final study report for the DER Study to the FDA in January 2021. In April 2021, the FDA confirmed that the DER Study had been completed and that our post-approval study requirements had been satisfied. The Instructions for Use (IFU or label) has been updated to reflect the results of the DER study and is pending review and approval with FDA.

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

Business Update Regarding COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are also impacting our employees, patients, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020 and the first and second quarters of 2021. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners in the remainder of 2021 and beyond will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see “Part II, Item 1A—Risk Factors—Risks Related to the Coronavirus Pandemic,” included elsewhere in this Quarterly Report on Form 10-Q.

Financial Position

We have local programmed-release drug delivery product candidates in preclinical and clinical development, and we have two FDA-approved products—DEXTENZA, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain, and ReSure Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery—in commercialization in the United States. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, OTX-TKI for the treatment of wet AMD, OTX-TIC for the treatment of glaucoma and ocular hypertension, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. Our net loss was $8.5 million and $36.6 million and $5.4 million and $58.1 million for the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $544.6 million.

Our total costs and operating expenses were $31.9 million and $59.5 million for the three and six months ended June 30, 2021 including $4.9 million and $8.7 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our operating expenses have grown as we continue to support the commercial launch of DEXTENZA following its entry into the market in July 2019; continue to pursue the clinical development of OTX-TKI, OTX-TIC, OTX-CSI, OTX-DED, and OTX-AFS; continue the research and development of our other product candidates; and seek marketing approval of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis and for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to incur substantial sales and marketing expenses in connection with the ongoing commercialization of DEXTENZA and that of any of our other product candidates. In addition, we will continue to incur additional costs associated with operating as a public company.

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

Through June 30, 2021, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities, which has resulted in net proceeds of $641.4 million to us.

We primarily derive our product revenues from the sale of DEXTENZA in the United States to a network of specialty distributors, who then resell DEXTENZA to ambulatory surgical centers, or ASCs, and hospital outpatient departments, or HOPDs. In addition to distribution agreements with specialty distributors, we enter into arrangements with government payers that provide for government-mandated rebates and chargebacks with respect to the purchase of DEXTENZA. We have previously reported in-market unit sales figures—unit sales from specialty distributors to ASCs and HOPDs—for April, May and June 2021 of 8,025, 7,186 and 9,779 units, respectively.

We believe that our existing cash and cash equivalents of $191.9 million as of June 30, 2021 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues, expenses and reimbursement associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through June 30, 2021, we have generated limited amounts of revenue from the sales of our products. We commenced sales of ReSure Sealant in the first quarter of 2014, but we have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2021. Until June 2019, ReSure Sealant was our only source of revenue from product sales. In June 2019, we also began to recognize revenue from the sales of DEXTENZA.

For the three months and six months ended June 30, 2021, three specialty distributor customers accounted for 45%, 28%, and 15%, and 45%, 25% and 14%, respectively, of our total revenue, and no other customer accounted for more than 10% of our total revenue. At June 30, 2021, three specialty distributor customers accounted for 51%, 27% and 14% of our total accounts receivable and no other customer accounted for more than 10% of our total accounts receivable at June 30, 2021.

For the three and six months ended June 30, 2020, three specialty distributor customers accounted for 48%, 16% and 14% and 41%, 19% and 14%, respectively, of our total revenue and no other customer accounted for more than 10% of total revenue. At December 31, 2020, three specialty distributor customers accounted for 45%, 33% and 15% of our total accounts receivable and no other customer accounted for more than 10% of our total accounts receivable at December 31, 2020.

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

Other Income (Expense)

Interest Expense. Interest expense is incurred on our debt. In June 2021, we amended and restated our credit and security agreement, which we refer to, as amended, as our Credit Agreement, to increase the aggregate principal amount borrowed under our credit facility, which we refer to as our Credit Facility, to $25.0 million, extend the interest-only payment period to May 1, 2024, and extend the maturity date to at least November 30, 2025.

In March 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of the outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed.

Change in Fair Value of Derivative Liability. In 2019, in connection with the issuance of our 2026 Convertible Notes, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. The changes in fair value are recorded through the condensed consolidated statement of operations and comprehensive income (loss) and are presented under the caption change in fair value of derivative liability.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$11,718	$1,569	$10,149
Total revenue, net	11,718	1,569	10,149
Costs and operating expenses:
Cost of product revenue	1,096	134	962
Research and development	13,859	8,021	5,838
Selling and marketing	8,391	6,153	2,238
General and administrative	8,603	5,145	3,458
Total costs and operating expenses	31,949	19,453	12,496
Loss from operations	(20,231)	(17,884)	(2,347)
Other income (expense):
Interest income	8	17	(9)
Interest expense	(1,655)	(1,694)	39
Change in fair value of derivative liability	13,396	(17,007)	30,403
Other income (expense), net	1	—	1
Total other income (expense), net	11,750	(18,684)	30,434
Net loss	$(8,481)	$(36,568)	$28,087

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the three months ended June 30, 2021 and 2020 were 23.9% and 19.3%, respectively, of gross DEXTENZA product sales. In the three months ended March 31, 2020, we introduced a rebate program under a purchase volume-discount program that primarily relates to the change over the prior year in the gross-to-net provisions.

Net Revenue

We generated $11.7 million of revenue during the three months ended June 30, 2021 from sales of our products, of which $11.1 million was attributable to sales of DEXTENZA and $0.6 million was attributable to sales of ReSure Sealant. We generated $1.6 million of revenue during the three months ended June 30, 2020 from sales of our products, of which $1.4 million was attributable to sales of DEXTENZA and $0.2 million was attributable to sales of ReSure Sealant. We believe the growth in 2021 revenue for DEXTENZA was primarily due to increased market acceptance and commercialization efforts.

Research and Development Expenses

	Three Months Ended
	June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$15	$16	$(1)
DEXTENZA for post-surgical ocular inflammation and pain	414	217	197
DEXTENZA for ocular itching associated with allergic conjunctivitis	44	1,337	(1,293)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	1,466	—	1,466
OTX-TP for glaucoma and ocular hypertension	9	240	(231)
OTX-TIC for glaucoma or ocular hypertension	898	238	660
OTX-TKI for wet AMD	1,912	375	1,537
OTX-CSI for treatment of dry eye disease	807	—	807
OTX-AFS for wet AMD, DME and RVO	30	—	30
Preclinical programs	175	166	9
Unallocated expenses:
Personnel costs	5,466	2,726	2,740
All other costs	2,623	2,706	(83)
Total research and development expenses.	$13,859	$8,021	$5,838

Research and development expenses were $13.9 million for the three months ended June 30, 2021, compared to $8.0 million for the three months ended June 30, 2020. The increase of $5.8 million was primarily due to an increase of $2.7 million in unallocated expenses and $3.2 million in clinical related programs. For the three months ended June 30, 2021, we incurred $5.6 million in direct research and development expenses for our product candidates compared to $2.4 million for the three months ended June 30, 2020. The increase of $3.2 million is related to timing and start of our various clinical trials for our product candidates and development activities related to our preclinical programs. We expect that clinical trial expenses will increase for our product candidates including for OTX-TKI due to the recent initiation of our Phase 1 clinical trial in the United States, for OTX-TIC due to the planned initiation of a Phase 2 clinical trial in late 2021, for OTX-CSI due to the continuation of our Phase 2 clinical trial initiated in 2020, and for OTX-DED due to our ongoing Phase 2 clinical trial in February 2021 and for our ongoing Phase 3 clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement.

Selling and Marketing Expenses

	Three Months Ended
	June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$5,994	$3,900	$2,094
Professional fees	1,475	1,385	90
Facility related and other	922	868	54
Total selling and marketing expenses	$8,391	$6,153	$2,238

Selling and marketing expenses were $8.4 million for the three months ended June 30, 2021, compared to $6.2 million for the three months ended June 30, 2020. The increase of $2.2 million was primarily due to an increase in personnel costs, including stock-based compensation.

We expect our selling and marketing expenses to increase in the remainder of 2021 and beyond as we continue to support the commercialization of DEXTENZA. If our sNDA is approved, we would expect expenses to increase further in 2021 as we would seek to launch DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first half of 2022.

General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$4,531	$2,369	$2,162
Professional fees	3,583	1,948	1,635
Facility related and other	489	828	(339)
Total general and administrative expenses	$8,603	$5,145	$3,458

General and administrative expenses were $8.6 million for the three months ended June 30, 2021, compared to $5.1 million for the three months ended June 30, 2020. The increase of $3.5 million was primarily due to an increase of $2.2 million in personnel costs, including stock-based compensation, and an increase of $1.6 million in professional fees, including legal.

Other Income (Expense), Net

Other expense, net gain was $11.8 million for the three months ended June 30, 2021, compared to $18.7 million other expense, net expense for the three months ended June 30, 2020. The change of $30.4 million was due primarily to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $30.4 million due primarily to a decrease in our stock price from January 1, 2021 to June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$19,061	$4,178	$14,883
Total revenue, net	19,061	4,178	14,883
Costs and operating expenses:
Cost of product revenue	1,988	953	1,035
Research and development	24,786	14,119	10,667
Selling and marketing	16,477	13,283	3,194
General and administrative	16,268	10,321	5,947
Total costs and operating expenses	59,519	38,676	20,843
Loss from operations	(40,458)	(34,498)	(5,960)
Other income (expense):
Interest income	20	156	(136)
Interest expense	(3,335)	(3,327)	(8)
Change in fair value of derivative liability	38,412	(20,411)	58,823
Other income (expense), net	1	—	1
Total other income (expense), net	35,098	(23,582)	58,680
Net loss	$(5,360)	$(58,080)	$52,720

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the six months ended June 30, 2021 and 2020 were 25.4% and 17.4%, respectively, of gross DEXTENZA product sales. In the three months ended March 31, 2020, we introduced a rebate program under a purchase volume-discount program that primarily relates to the change over the prior year in the gross-to-net provisions.

Net Revenue

We generated $19.1 million of revenue during the six months ended June 30, 2021 from sales of our products, of which $17.9 million was attributable to sales of DEXTENZA and $1.2 million was attributable to sales of ReSure Sealant. We generated $4.2 million of revenue during the six months ended June 30, 2020 from sales of our products, of which $3.5 million was attributable to sales of DEXTENZA and $0.7 million was attributable to sales of ReSure Sealant. We believe the growth in revenue for DEXTENZA was primarily due to increased market acceptance and commercialization efforts.

Research and Development Expenses

	Six Months Ended
	June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$59	$43	$16
DEXTENZA for post-surgical ocular inflammation and pain	783	496	287
DEXTENZA for ocular itching associated with allergic conjunctivitis	76	2,096	(2,020)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	2,026	—	2,026
OTX-TP for glaucoma and ocular hypertension	9	367	(358)
OTX-TIC for glaucoma or ocular hypertension	1,504	421	1,083
OTX-TKI for wet AMD	3,083	526	2,557
OTX-CSI for treatment of dry eye disease	1,897	—	1,897
OTX-AFS for wet AMD, DME and RVO	103	—	103
Preclinical programs	374	318	56
Unallocated expenses:
Personnel costs	9,969	5,762	4,207
All other costs	4,903	4,090	813
Total research and development expenses	$24,786	$14,119	$10,667

Research and development expenses were $24.8 million for the six months ended June 30, 2021, compared to $14.1 million for the six months ended June 30, 2020. The increase of $10.7 million was primarily due to an increase of $5.0 million in unallocated expenses and $5.6 million in clinical related programs. For the six months ended June 30, 2021, we incurred $9.5 million in direct research and development expenses for our product candidates compared to $3.9 million for the six months ended June 30, 2020. The increase of $5.6 million is related to timing and start of our various clinical trials for our product candidates and development activities related to our preclinical programs. We expect that clinical trial expenses will increase for our product candidates for OTX-TKI due to the recent initiation of our Phase 1 clinical trial in the United States, for OTX-TIC due to the planned initiation of a Phase 2 clinical trial in late 2021, for OTX-CSI due to the continuation of our Phase 2 clinical trial initiated in 2020, and for OTX-DED due to our ongoing Phase 2 clinical trial in February 2021 and for our ongoing Phase 3 clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement.

Selling and Marketing Expenses

	Six Months Ended
	June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$11,211	$8,095	$3,116
Professional fees	3,431	3,225	206
Facility related and other	1,835	1,963	(128)
Total selling and marketing expenses	$16,477	$13,283	$3,194

Selling and marketing expenses were $16.5 million for the six months ended June 30, 2021, compared to $13.3 million for the six months ended June 30, 2020. The increase of $3.2 million was primarily due to increases of $3.1 million in personnel costs with expansion of the commercial workforce to support DEXTENZA.

General and Administrative Expenses

	Six Months Ended
	June 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$8,405	$4,652	$3,753
Professional fees	6,711	3,947	2,764
Facility related and other	1,152	1,722	(570)
Total general and administrative expenses	$16,268	$10,321	$5,947

General and administrative expenses were $16.3 million for the six months ended June 30, 2021, compared to $10.3 million for the six months ended June 30, 2020. The increase of $6.0 million was primarily due to an increase of $3.8 million of personnel related costs, including stock-based compensation to support the infrastructure of the organization and an increase of $2.8 million in professional fees primarily related to legal fees and other professional service costs.

Other Income (Expense), Net

Other income, net was $35.1 million for the six months ended June 30, 2021, compared to $23.6 million other expense, net for the six months ended June 30, 2020. The change of $58.7 million was due primarily to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $58.8 million due primarily to a decrease in our stock price from January 1, 2021 to June 30, 2021.

Liquidity and Capital Resources

We have had a history of incurring significant operating losses. Our net loss was $5.4 million for the six months ended June 30, 2021. Our net loss was $58.1 million for the six months ended June 30, 2020, and our net losses were $155.6 million and $86.4 million for the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $544.6 million.

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

On June 4, 2021, which we refer to as the Closing Date, we entered into a Fourth Amended and Restated Credit and Security Agreement, or the Fourth Amendment, with MidCap Financial Trust, as administrative agent, or the Administrative Agent, and the lenders party thereto, or the Lenders, which amends and restates our Credit Agreement to refinance our Credit Facility.

Under the Fourth Amendment, the term loans outstanding under the Credit Facility, in the aggregate principal amount of approximately $20.8 million were converted into a new term loan under the Credit Facility as of June 4, 2021, or the Converted Term Loan. The Fourth Amendment also established an additional term loan under the Credit Facility in the principal amount of approximately $4.2 million as of the Closing Date, or the 2021 Term Loan. We refer to the Converted Term Loan and the 2021 Term Loan together as the Term Loans. Under the Credit Facility, the aggregate principal amount of the Term Loans available under the Credit Facility, or the Total Credit Facility Amount, is $25.0 million, the entirety of which was drawn at closing. As of June 30, 2021, the interest rate was 7.75%. In addition, a final payment (exit fee) equal to 3.5% of amounts drawn under the Credit Facility is due upon maturity.

The Fourth Amendment extends the term of the Credit Facility until November 30, 2025, provided that the term is automatically extended until April 1, 2026, if the Administrative Agent receives evidence reasonably satisfactory to it, by November 15, 2025, that the outstanding principal amount of the 2026 Convertible Notes has been converted into equity interests of us and that such indebtedness is otherwise indefeasibly satisfied in full. We refer to the maturity date, as applicable, as the Maturity Date. The Fourth Amendment requires us to make interest-only payments on the Term Loans on a monthly basis until May 1, 2024. The Fourth Amendment requires that thereafter, in addition to the monthly interest payments, we make principal payments on the Term Loans in accordance with the amortization schedules set forth in the Fourth Amendment. Remaining unpaid principal and accrued interest outstanding on the Maturity Date is due on the Maturity Date.

Through June 30, 2021, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities, which has resulted in net proceeds of $641.4 million to us.

As of June 30, 2021, we had cash and cash equivalents of $191.9 million; outstanding debt of $25.0 million, net of unamortized discount; and unsecured senior subordinated convertible notes of $37.5 million of aggregate principal amount, plus accrued interest of $5.3 million.

Cash Flows

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of June 30, 2021, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2021	2020

Cash used in operating activities	$(37,415)	$(33,650)
Cash used in investing activities	(287)	(374)
Cash provided by financing activities	1,505	63,881
Net (decrease) increase in cash and cash equivalents	$(36,197)	$29,857

Operating activities. Net cash used in operating activities was $37.4 million for the six months ended June 30, 2021, primarily resulting from our net loss of $5.4 million and changes in our operating assets and liabilities of $4.6 million, offset by the gain on the change in the fair value of $38.4 million and $10.9 million of non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which are significantly offset any contributions from our revenues to date. Our net non-cash charges during the six months ended June 30, 2021 consisted primarily of $7.4 million of stock-based compensation expense, $1.3 million in depreciation and amortization expense and other non-cash expenses and the gain in fair value of the derivative liability of $38.4 million. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2021 consisted primarily of increases in accrued expenses, accounts receivable, and inventories as we continue to commercialize DEXTENZA.

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

Investing activities. Net cash used in investing activities for the six months ended June 30, 2021 and 2020 totaled $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2021, net cash used in investing activities is due to $0.3 million of purchases of property and equipment, which consisted primarily of laboratory equipment. For the six months ended June 30, 2020, net cash used in investing activities is due to $0.4 million of purchases of property and equipment, which consisted primarily of laboratory equipment.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2021 and 2020 was $1.5 million and $63.9 million, respectively. Net cash provided by financing activities for the six months ended June 30, 2021 of $1.5 million consisted primarily $1.7 million in proceeds from the exercise of stock options, $3.7 million (net) in borrowings under our amended credit facility, $0.5 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan offset by payments on notes payable of $4.2 million.

Net cash provided by financing activities for the six months ended June 30, 2020 was $63.9 million and consisted primarily of $48.6 million in proceeds from our May 2020 follow-on offering of our common stock, net of underwriting discounts and commissions and other offering expenses, $14.4 million in proceeds from our 2019 Sales Agreement, net of underwriting discounts and commissions and other offering expenses, $0.5 million in proceeds from the exercise of stock options and $0.4 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our products in development and increase our sales and marketing resources to support the commercialization of DEXTENZA and the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States;

●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our products or product candidates;

●	continue to pursue the clinical development of DEXTENZA for additional indications;

●	continue ongoing clinical trials of our product candidates OTX-TKI (in both Australia and the United States), OTX-TIC, OTX-CSI and OTX-DED and to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement;

●	initiate a planned Phase 2 clinical trial for our product candidate OTX-TIC;

●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in certain Asian countries pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;

●	continue the research and development of our other product candidates;

●	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our front-of-the-eye and back-of-the-eye programs;

●	seek marketing approvals for any of our product candidates that successfully complete clinical development;

●	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;

●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

●	defend ourselves against legal proceedings;

●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

●	continue to operate as a public company.

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of June 30, 2021, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to continue to commercialize and sell DEXTENZA in the United States;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities;

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;

●	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;

●	the costs of expanding our facilities to accommodate our manufacturing needs and headcount;

●	the progress, costs and outcome of our planned and ongoing clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications, OTX-TIC for the treatment of glaucoma or ocular hypertension, OTX-TKI for the treatment of wet AMD, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;

●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;

●	the amounts we are entitled to receive, if any, from AffaMed as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;

●	the extent of our funding of early-stage development programs;

●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

●	the costs and outcomes of any legal actions and proceedings;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. We do not have any committed external source of funds, although our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments as well as royalty payments. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The covenants under our existing Credit Agreement and the pledge of our assets as collateral limit our ability to obtain additional debt financing. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. In addition, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through equity or debt financings. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts which are not included contractual obligations and commitments.

Under the Fourth Amendment, we are permitted to make interest-only payments from July 2021 to April 2024.  We are required to make 19 equal monthly installments of principal in the amount of $1.0 million, plus interest, beginning in May 2024 through November 2025. In the event we achieve certain milestones under the Fourth Amendment, we have the right to extend through April 1, 2026 and make 6 equal monthly installments of principal.  We have not assumed the achievement of these milestones for purposes of disclosures herein.

During the six months ended June 30, 2021, there were no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recently Issued Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 – Summary of Significant Accounting Policies to the current period’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, we had cash and cash equivalents of $191.9 million, which consisted of money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe the COVID-19 pandemic has adversely affected, and we expect it to continue to adversely affect, the progress of our commercialization of DEXTENZA and our ability to generate revenue from sales of DEXTENZA, as a result of many factors, including:

●	challenges in recruiting key personnel in certain operations of our business;
●	a decrease in patients attending routine ophthalmology appointments or undergoing elective surgical procedures, including cataract surgery;
●	diversion of healthcare resources away from elective surgical procedures, including cataract surgery, to focus on pandemic concerns;
●	potential interruptions in global shipping affecting the transport of raw materials used in the manufacture of our product, drug product, patient samples and related literature; and
●	the prolonged impact on travel that might continue to interrupt key commercialization activities, such as travel by our key account managers, which could adversely impact the progress of our commercialization of DEXTENZA.

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

Additionally, in May 2020, we disclosed the receipt of interim data regarding our ongoing Phase 1 clinical trial of OTX-TKI, in Australia, for the potential treatment of wet AMD and other retinal diseases. The Phase 1 clinical trial is a multi-center, open-label, dose-escalation study in Australia designed to evaluate the safety, biological activity, durability and tolerability of OTX-TKI. At that time, two cohorts had been enrolled, a lower dose cohort of 200 µg and a higher dose cohort of 400 µg. We disclosed that, as of May 13, 2020, the first two patients in the second (400 µg) cohort had shown a clinically meaningful reduction in intraretinal and/or subretinal fluid out to six months with a single implant. In July 2020, we reported that the data collection and other administrative activities of the clinical trial site in Australia where these two patients were being treated had been adversely impacted by the effects of the COVID-19 pandemic. Specifically, the clinical trial site reported to us that one of these two patients showing a clinically meaningful reduction in intraretinal and/or subretinal fluid had been treated with anti-VEGF medication at a site visit at month 4.5 (in mid-March 2020) and at month 6 (in early May 2020) as the clinical investigator was concerned that, due to COVID-19, the patient might not return for future scheduled visits. The administration of this anti-VEGF medication at the month 4.5 visit and at the month 6 visit was not entered into the clinical trial database until after a subsequent visit at month 7.5 in mid-June 2020. As a result, this information was not available to or known by us in connection with our prior disclosures.

The COVID-19 pandemic continues to evolve and its ultimate scope, duration and effects are unknown. The extent of the impact on our business, preclinical studies and clinical trials, commercialization activities and revenue will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These include, but are not limited to, the duration of the outbreak; actions to contain the pandemic or treat its impact, such as travel restrictions, vaccination campaigns, social distancing, masking requirements and quarantines or lock-downs in the United States and other countries; business closures or business disruptions; and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have had a history of incurring significant losses. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We have a history of incurring significant operating losses. Our net losses were $86.4 million for the year ended December 31, 2019 and $155.6 million for the year ended December 31, 2020. For the six months ended June 30, 2021, we reported net loss of $5.4 million. As of June 30, 2021, we had an accumulated deficit of $544.6 million. We have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our Convertible Notes and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and the commercialization of ReSure Sealant and DEXTENZA® for the treatment of ocular inflammation and pain following ophthalmic surgery. Although we expect to continue to generate revenue from sales of ReSure Sealant and DEXTENZA, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our products or product candidates;
●	continue to pursue the clinical development of DEXTENZA for additional indications;
●	continue ongoing clinical trials of our clinical trial for our product candidates OTX-TKI (in both Australia and the United States), OTX-TIC, OTX-CSI, and OTX-DED and to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement;
●	initiate a planned Phase 2 clinical trial for our product candidate OTX-TIC;
●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in certain Asian countries pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;
●	continue the research and development of our other product candidates;
●	conduct research and development activities on novel complement inhibitors with extended duration of activity.
●	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our front-of-the-eye and back-of-the-eye programs;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;

●	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	defend ourselves against legal proceedings;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if:

●	we are required by the FDA or the European Medicines Agency, or EMA, to perform trials or studies in addition to those currently expected;
●	there are any delays in receipt of regulatory clearance to begin our planned clinical programs;
●	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates; or
●	there are any delays in receiving marketing approval of any of our product candidates.

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

Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of DEXTENZA. However, the successful commercialization of DEXTENZA in the United States is subject to many risks. The COVID-19 pandemic has reduced the number of elective ophthalmic surgeries performed since mid-March 2020. Although we have seen signs of a partial recovery in the number of cataract surgeries since that time, we believe the number of procedures currently being performed continues to be affected by the COVID-19 pandemic. DEXTENZA is our first significant product launch, and we may not be able to continue to commercialize DEXTENZA successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. We do not anticipate revenue from sales of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery will be sufficient for us to become profitable for several years, if ever. Furthermore, if we are unable to achieve our revenue estimates for DEXTENZA, our ability to raise additional capital may be negatively impacted.

We may not succeed in our continued commercialization efforts and may never generate revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  Our failure to become and remain profitable would depress the value of our publicly-traded common stock and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.  A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

As of June 30, 2021, we had cash and cash equivalents of $191.9 million, outstanding debt of $25.0 million, net of unamortized discount, and $37.5 million aggregate principal amount of Convertible Notes plus accrued interest of $5.3 million. We believe that our existing cash and cash equivalents of $191.9 million as of June 30, 2021, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues, expenses and reimbursement associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. Our future capital requirements will depend on many factors, including:

●	our ability to continue to commercialize and sell DEXTENZA in the United States;
●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;
●	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;
●	the costs of expanding our facilities to accommodate our manufacturing needs and headcount;
●	the progress, costs and outcome of our planned and ongoing clinical trials of our extended-delivery drug delivery product candidates, in particular DEXTENZA for additional indications, OTX-TIC for the treatment of glaucoma or ocular hypertension, OTX-TKI for the treatment of wet AMD, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;
●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, from AffaMed as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent of our funding of early-stage development programs;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments and royalty payments.  To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’

rights as holders of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under our credit facility pursuant to which we have a total borrowing capacity of $25.0 million, which has been fully drawn down, or the Credit Facility, may limit our ability to obtain additional debt financing.  If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.  The COVID-19 pandemic initially caused significant disruptions in the financial markets, and may cause disruptions in the future, any of which could adversely impact our ability to raise additional funds through equity or debt financings.

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

We have a significant amount of indebtedness.  Under our Credit Facility, as amended to date, we have $25.0 million, net of unamortized discount, of outstanding principal indebtedness.  Under the accompanying credit and security agreement, as amended and/or restated to date, which we refer to as the Credit Agreement, we are permitted to make interest-only payments through April 2024, at which time we will be required to make, in addition to the monthly interest payments, principal payments on the term loans in accordance with the amortization schedules set forth in the Credit Agreement. Our obligations under the Credit Agreement are secured by all of our assets, including our intellectual property.   The Credit Agreement also includes customary affirmative and negative covenants, including limitations on dispositions, mergers or acquisitions; incurring indebtedness, liens or encumbrances; paying dividends; making certain investments; and engaging in certain other business transactions. In March 2019, we issued $37.5 million aggregate principal amount of issued and outstanding Convertible Notes. The Convertible Notes mature on March 1, 2026 and interest on the Convertible Notes is payable at maturity or if earlier converted, repurchased or redeemed pursuant to their terms. We could in the future incur additional indebtedness beyond such amounts, including by potentially amending our Credit Agreement.

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

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.  We are in early stages of the process of transitioning from a company with a research and development focus to a company capable of also supporting commercial activities.  We may not be successful in such a transition.

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

Our management has broad discretion in the use of our available cash and other sources of funding and could spend those resources in ways that do not improve our results of operations or enhance the value of our company. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of our product candidates. Pending its use, our available cash may be invested in a manner that does not produce income or that loses value.

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

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular insert products for diseases and conditions of the front of the eye and for our other product candidates.  In particular, we are investing substantial resources to complete the development of DEXTENZA for allergic conjunctivitis, OTX-TKI for wet AMD, OTX-TIC for glaucoma or ocular hypertension, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease.  We have received a target action date under the Prescription Drug User Fee Act, commonly known as PDUFA, of October 18, 2021, for our supplemental New Drug Application, or sNDA, to include ocular itching associated with allergic conjunctivitis as an additional indication. We currently have several ongoing and planned clinical trials, including our Phase 1 clinical trials of OTX-TKI in Australia and the United States, our Phase 1 clinical trial of OTX-TIC, our Phase 2 clinical trial of OTX-CSI, and our Phase 2 clinical trial for OTX-DED. If these or other clinical trials of any product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether our products and product candidates will receive marketing approval or reach successful commercialization. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and our obtaining marketing approval for and commercializing other products with significant market potential, including DEXTENZA for additional indications.

The commercial success of our product DEXTENZA and our product candidates will depend on many factors, including the following:

●	successful completion of preclinical studies and clinical trials;
●	applying for and receiving and maintaining marketing approvals from applicable regulatory authorities for our product candidates;
●	scaling up our manufacturing processes and capabilities to support additional or larger clinical trials of our product candidates and commercialization of DEXTENZA or any of our product candidates for which we obtain marketing approval;
●	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;
●	developing our sales, marketing and distribution capabilities and launching commercial sales of our products and product candidates, if and when approved, whether alone or in collaboration with others;
●	partnering successfully with our current and future collaborators, including AffaMed;
●	gaining acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	maintaining a continued acceptable safety profile of our products following approval;
●	obtaining and maintaining coverage and adequate reimbursement from third-party payors;

●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and
●	protecting our rights in our intellectual property portfolio.

In certain cases, such as in our collaboration with AffaMed and our prior collaboration with Regeneron, many of these factors may be or were beyond our control, including clinical development and sales, marketing and distribution efforts.  If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our products and product candidates, which would materially harm our business.

If clinical trials of our intracanalicular insert, intravitreal implant, or intracameral implant product candidates or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of such product candidate.

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

Delays can be more pronounced with later-stage clinical trials because they tend to be larger than early-stage trials. For example, enrollment in our completed Phase 3 clinical trial of OTX-TP, the largest clinical trial we have conducted to date, was significantly slower than expected. It had a target enrollment of 550 patients and was conducted at approximately 49 sites in the United States. Enrollment in our ongoing Phase 3 clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery is proceeding slowly due to the relative scarcity of pediatric cataract surgical patients.

Our inability to enroll a sufficient number of patients in any of our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals.  Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our common stock to decline and limit our ability to obtain additional financing.

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

Our existing product candidates and any other potential product candidates that we or our collaborators identify may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  If we do not successfully develop and commercialize our products and product candidates that we or our current or future collaborators develop based upon our technological approach, we will not be able to obtain substantial product revenues or revenue from collaboration in future periods.

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

Similarly, we are now prioritizing the continued commercialization of DEXTENZA, the advancement through Phase 1 clinical development of OTX-TKI for the treatment of wet AMD, and the advancement through Phase 2 clinical development of OTX-TIC for the treatment of glaucoma or ocular hypertension, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. Although we believe such prioritization is currently the best use of our resources, we may not be correct.

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

Our products and product candidates target markets that are already served by a variety of competing products based on a number of active pharmaceutical ingredients.  Many of these existing products have achieved widespread acceptance among physicians, patients and payors for the treatment of ophthalmic diseases and conditions.  In addition, many of these products are available on a generic basis, and our products and product candidates may not demonstrate sufficient additional clinical benefits to physicians, patients or payors to justify a higher price compared to generic products.  In many cases, insurers or other third-party payors, particularly Medicare, encourage the use of generic products.  Given that we are primarily developing products based on FDA-approved therapeutic agents, our products and product candidates, if approved, will face competition from generic and branded versions of existing drugs based on the same active pharmaceutical ingredients that are administered in a different manner, typically through eye drops or intravitreal injections.

Because the active pharmaceutical ingredients in our products and product candidates are primarily available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe the patents that we license.  For example, our licensed patents related to our intracanalicular insert products and product candidates largely relate to the hydrogel composition of the intracanalicular inserts and certain drug-release features of the inserts.  As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our licensed patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018.  DEXYCU is an injection of dexamethasone into the anterior chamber of the eye to treat inflammation associated with cataract surgery.  Other companies have also advanced into Phase 3 clinical development biodegradable, programmed-release drug delivery product candidates that could compete with our intracanalicular insert products and product candidates.  ReSure Sealant is the first and only surgical sealant approved as a device for ophthalmic use in the United States, but will compete with sutures as an alternative method for closing ophthalmic wounds.  Multiple companies are exploring in early-stage development alternative means to deliver anti-VEGF and TKI products in an extended-delivery fashion to the back of the eye.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, are less expensive than our products or have better reimbursement.  Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

DEXTENZA is currently scheduled to lose transitional pass-through status in July 2022. In July 2021, CMS recommended in its Outpatient Prospective Payment System (OPPS) and Medicare Ambulatory Surgical Center (ASC) Payment System for Calendar Year 2022 proposed rule that pass-through status be extended through December of 2022. This recommendation included in this proposed rule is subject to customary notice and comment procedures and may be finalized in a final rulemaking in November 2021. If pass-through status were to lapse, DEXTENZA would no longer be reimbursed separately from the ophthalmic surgery; our net product revenues, which currently consist primarily of DEXTENZA sales in reliance on pass-through status, would decline significantly; and our ability to generate revenues from future sales of DEXTENZA to ambulatory surgical centers and hospital out-patient departments for the treatment of post-surgical ocular inflammation and pain would be adversely affected.

Also in July 2021, CMS issued its recommendation for Calendar Year 2022 Payment Policies under the Physician Fee Schedule and Other Changes to Part B Payment Policies. In the proposed rule, CMS recommended that the physician fee for the insertion of DEXTENZA into the canaliculus be set at $31.91 in the facility and $37.61 in the physician’s office for unilateral insertion as of January 1, 2022, when the existing Category III Current Procedural Terminology, or CPT, code 0365T is replaced by a permanent Category I CPT code. Currently, physician reimbursement fee for the insertion of DEXTENZA under the existing Category III code ranges from approximately $30 to $250, depending upon which Medicare Administrative Contractor is paying. If the CMS recommendation is adopted in a final rulemaking, this reduced fee may have an adverse effect on physicians’ desire to use DEXTENZA and, as a result, on our ability to continue to commercialize DEXTENZA successfully. Physicians’ desire to use DEXTENZA could also be adversely impacted if competitive products secure higher procedure payments for their use than DEXTENZA, negatively impacting our ability to continue to commercialize DEXTENZA successfully.

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

We have in the past entered into collaboration agreements with third parties, including our collaborations with our former collaborator, Regeneron, and AffaMed, and expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize DEXTENZA, ReSure Sealant, or any of our product candidates for which we obtain marketing approval in markets outside the United States.  We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our products and product candidates or if we determine that such third-party arrangements are otherwise beneficial.  We also may seek additional third-party collaborators for development and commercialization of other product candidates.  Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.  Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Our collaboration with AffaMed poses, and any future collaborations likely will pose, a number of risks including the following:

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

Collaboration agreements may not lead to the development or commercialization of products or product candidates in the most efficient manner, or at all.  If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration.  If we do not receive the funding we expect under these agreements, our development of our products or product candidates could be delayed and we may need additional resources to develop our products or product candidates.  For example, our former collaborator Regeneron informed us in August 2021 of its intent to terminate our collaboration. As a result of the termination, we were relieved of obligations to reimburse Regeneron for certain development costs, up to an aggregate amount of $30.0 million in certain circumstances, were Regeneron to exercise its option but also ceased to be eligible to receive (i) reimbursement from Regeneron for ongoing research and development activities, (ii) a fee upon exercise of its option, (iii) payments upon the achievement of specified development and regulatory milestones of the products developed under the collaboration, or (iv) tiered, escalating royalties on such products. All of the risks relating to product development, regulatory approval and commercialization described in this prospectus supplement also apply to the activities of our collaborators.

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

In our previous collaboration with Regeneron, we conducted preclinical testing of protein-based anti-VEGF compounds in collaboration to explore the feasibility of delivering their drugs in combination with our hydrogel.  We may explore broader collaborations for the development and potential commercialization of our hydrogel technology in combination with other large molecules with targets other than VEGF for the treatment of back-of-the-eye diseases and conditions.

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

Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities.  For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial.  Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.  For example, in May 2020, we disclosed the receipt of interim data regarding our ongoing Phase 1 clinical trial of OTX-TKI, in Australia, for the potential treatment of wet AMD and other retinal diseases. In July 2020, however, we received further, and partially contradictory, information from the clinical trial site where certain patients were being treated. As the clinical trial site had not entered certain data concerning these patients into the clinical trial database in a timely manner, complete information was not available to or known by us at the time of our prior disclosures. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes.  Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.  If we engage third parties and they do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

Because the active pharmaceutical ingredients in our products and product candidates are primarily available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe our patents or any patents that we license.  These patents largely relate to the hydrogel composition of our intracanalicular inserts and the drug-release design scheme of our inserts.  As such, if a third party were able to design around the formulation and process patents that we license and create a different formulation using a different production process not covered by our patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

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

We have been made aware by a third party of patents relating to intracanalicular inserts that may relate to, and potentially could be asserted against, our intracanalicular insert product and product candidates, including DEXTENZA. We believe that DEXTENZA does not infringe any claims of these patents. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to claims of invalidity. We initiated legal proceedings against one of these patents and administrative proceedings against the other two patents in order to show that DEXTENZA does not infringe the claims of these patents or that these patents are invalid. Legal proceedings related to one of these patents has been dismissed by agreement of the parties without prejudice. The USPTO decided to proceed with the administrative proceeding related to one of the patents while declining to do so for the other after determining that we had not established a reasonable likelihood that we would prevail in establishing the unpatentability of certain claims. In June 2020, for the patent for which the USPTO decided to proceed with administrative proceedings, the PTAB, after an inter partes review, determined that we had proven by a preponderance of the evidence that all claims of the patent at issue held by such third party were invalid. The third party has appealed this decision and the parties have briefed the appeal. We continue to believe that DEXTENZA does not infringe the claims of these patents and that, if and to the extent it were asserted against DEXTENZA, such patent would be subject to a claim of invalidity. We have become aware that the USPTO has recently issued a patent filed by this third party related to intracanalicular inserts containing dexamethasone. If this patent were asserted against DEXTENZA or other of our product candidates, we believe such patent would be non-infringed and subject to a claim of invalidity.

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

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved drugs. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On June 17, 2021, the U.S. Supreme Court dismissed this case after finding that the plaintiffs did not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the CCPA does currently exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects, known as the Common Rule. The CCPA also has been amended through a recent referendum in California that creases additional obligations beginning in 2023. Some other states have adopted, and many other states are considering, similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

We expect to expand our development, regulatory and manufacturing capabilities as well as sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

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

We have been subject to legal proceedings related to the decline in our stock price, and we could be subject to similar legal proceedings in the future, which could distract our management and could result in substantial costs or large judgments against us.

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

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Companies may qualify as smaller reporting companies if they have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, in each case determined on an annual basis. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

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

We expect to continue to take advantage of some or all of the available exemptions until we cease to be a smaller reporting company. As our non-affiliate public float as of the last day of the second quarter of 2021 exceeded $700 million, we expect to lose our status as a smaller reporting company in 2022 and to no longer qualify for the reduced disclosure requirements applicable to smaller reporting companies after our Annual Report on Form 10-K for the twelve months ended December 31, 2021 is issued.

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

Item 5. Other Items.

On August 5, 2021, Regeneron notified us of its termination of our collaboration, option and license agreement with them, as amended, or the Collaboration Agreement, for convenience, in accordance with its terms. The termination became effective immediately, subject to specified surviving rights and obligations thereunder.

We originally entered into the Collaboration Agreement with Regeneron in October 2016 for the development and potential commercialization of products containing the Company’s extended-delivery hydrogel formulation in combination with Regeneron’s large molecule vascular endothelial growth factor, or VEGF, -targeting compounds for the treatment of retinal diseases. In May 2020, we and Regeneron amended the Collaboration Agreement to transition joint efforts under the Collaboration Agreement to the research and development of an extended-delivery formulation of aflibercept, currently marketed under the tradename Eylea, to be delivered to the suprachoroidal space.

Under the Collaboration Agreement, Regeneron had agreed to pay personnel and material costs of the Company for specified preclinical development activities in connection with an agreed work plan, as well as certain other costs. We had granted Regeneron an option, or the Option, to enter into an exclusive, worldwide license to develop and commercialize products containing our hydrogel technology in combination with Regeneron’s large molecule VEGF-targeting compounds. Regeneron never exercised this Option. If Regeneron had exercised the Option, it would have been obligated to pay a $10.0 million exercise fee and to conduct further preclinical development and an initial clinical trial under a collaboration plan. We would have then been obligated to reimburse Regeneron for certain development costs incurred by Regeneron under the collaboration plan during the period through the completion of the initial clinical trial, subject to a cap of $25.0 million, which cap might have been increased by up to $5.0 million under certain circumstances.

If Regeneron had elected to proceed with further development following the completion of the collaboration plan, it would have been solely responsible for conducting and funding further development and commercialization of product candidates. We would have been eligible to receive up to $145.0 million per product developed under the collaboration upon the achievement of specified development and regulatory milestones, $100.0 million per product developed under the collaboration upon first commercial sale of such product and up to $50.0 million based on the achievement of specified sales milestones for all products developed under the collaboration. In addition, we would have been entitled to tiered, escalating royalties, in a range from a high-single digit to a low-to-mid teen percentage of net sales of products developed under the collaboration.

In connection with the termination of the Collaboration Agreement, all licenses, options and other rights granted to either party under the Collaboration Agreement automatically terminated, other than the surviving joint intellectual property rights described below. We and Regeneron also became obligated to undertake certain transition activities upon the termination, including the return of specified property of the other party. Each party retains an equal, undivided ownership interest, which may be transferred, licensed and otherwise exploited without a duty to account to the other party, in certain intellectual property rights jointly developed under the collaboration.

As a result of the termination, we are no longer eligible to receive (i) reimbursement from Regeneron for ongoing research and development activities, (ii) a fee upon exercise of the Option, (iii) payments upon the achievement of specified development and regulatory milestones of the products developed under the collaboration, or (iv) tiered, escalating royalties of such products, in each case pursuant to the Collaboration Agreement. We are also no longer obligated to reimburse Regeneron for certain development costs, up to an aggregate amount of $30.0 million in certain circumstances, were Regeneron to have exercised its Option.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant, as amended					X

10.1	Fourth Amended and Restated Credit and Security Agreement dated June 4, 2021 by and among MidCap Financial Trust, as administrative agent, Ocular Therapeutix, Inc., and the Lenders listed therein	8-K	001-36554	06/4/2021	10.1

10.2+

Ocular Therapeutix, Inc. 2021 Stock Incentive Plan, incorporated herein by reference to Appendix A to the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on April 29, 2021

		DEF 14A	001-36554	4/29/2021	Appendix A

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101					X

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: August 9, 2021	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)