Form 10-Q
period 2021-09-30
OCULAR THERAPEUTIX, INC
filed 2021-11-08
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, there were 76,610,153 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing and planned clinical trials, including our Phase 1 clinical trials of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD, our planned Phase 2 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension, our Phase 2 clinical trial of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, and our clinical trials to evaluate DEXTENZA in pediatric subjects following cataract surgery and in pediatric subjects with ocular itching associated with allergic conjunctivitis;
●	our commercialization efforts for our product DEXTENZA®;
●	our plans to develop, seek regulatory approval for and commercialize OTX-TKI; OTX-TIC; OTX-CSI; OTX-DED and our other product candidates based on our proprietary bioresorbable hydrogel technology platform;
●	our ability to manufacture DEXTENZA, ReSure® Sealant and our product candidates in compliance with Current Good Manufacturing Practices;
●	our ability to manage and scale a sales, marketing and distribution infrastructure to support the commercialization of DEXTENZA;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA, and other product candidates;
●	our estimates regarding expenses; future revenue; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA, ReSure Sealant, and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA, ReSure Sealant and our product candidates;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts, with respect to DEXTENZA, ReSure Sealant and any additional products for which we may obtain marketing approval in the future;

●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	the costs and outcomes of legal actions and proceedings;
●	uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition; and
●	our competitive position.

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

Summary of Risks Related to our Business

Our business, financial condition, results of operations, future growth prospects and common stock price are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

●	We have had a history of incurring significant losses. Our net losses were $86.4 million for the year ended December 31, 2019 and $155.6 million for the year ended December 31, 2020. For the nine months ended September 30, 2021, we reported a net loss of $2.7 million, primarily due to a loss from operations of $60.0 million offset by a non-cash change of $62.2 million in the fair value of our derivative liability related to our outstanding unsecured senior subordinated convertible notes during the period. As of September 30, 2021, we had an accumulated deficit of $542.0 million. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.
●	Our stock price may be volatile and fluctuate substantially, in particular due to the results of clinical trials of our product candidates. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

●	We depend heavily on the success of DEXTENZA and our product candidates. Our ability to generate product revenues sufficient to achieve profitability is dependent on our successful commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis and our obtaining marketing approval for and commercializing other products with significant market potential.
●	DEXTENZA, ReSure Sealant and any product candidates for which we obtain marketing approval may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business. For example, the Centers for Medicare & Medicaid Services, or CMS, in its annual rulemaking finalized in the fourth quarter of 2021, has indicated that DEXTENZA will be paid separately in the ambulatory surgery center, or ASC, and hospital out-patient settings through 2022. CMS also indicated that DEXTENZA is eligible for separate payment in the ASC setting beyond 2022 because it meets the criteria set forth for non-opioid pain management drugs as a surgical supply provision. However, there can be no assurance that CMS will not change the criteria for 2023 or beyond. If DEXTENZA is no longer eligible for reimbursement separately from ophthalmic surgery, due to the loss of pass-through status or otherwise, our net product revenues would decline significantly, and our ability to generate revenues from future sales of DEXTENZA to ambulatory surgical centers and hospital out-patient departments for the treatment of post-surgical ocular inflammation and pain would be adversely affected. In addition, CMS, during the same rulemaking cycle, made a final recommendation on the fixed reimbursement amount for the procedure of inserting DEXTENZA, establishing a Category I Current Procedural Terminology (CPT) Code to replace DEXTENZA’s current Category III CPT Code. That reimbursement amount is lower than our current rate, and there can be no assurance the rate is not reduced in the future. A low procedure reimbursement would likely negatively impact our ability to generate revenues related to DEXTENZA. Additionally, competitive products that realize superior product reimbursement and/or higher procedure payment could also negatively impact our ability to generate revenues from future sales of DEXTENZA.
●	The COVID-19 pandemic has disrupted, and is expected to continue to adversely affect, our operations, including the progress of our commercialization of DEXTENZA, our ability to generate revenue from sales of DEXTENZA and ReSure Sealant and our enrollment of certain clinical trials. We cannot be certain of the overall impact of COVID-19 on our business, financial condition and results of operations.
●	Clinical trials of our product candidates may not be successful. We currently have several ongoing and planned clinical trials, including each of our Phase 1 clinical trials of OTX-TKI in Australia and the United States for the treatment of wet age-related macular degeneration, or wet AMD; our planned Phase 2 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension; and our Phase 2 clinical trial for OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. If these or other clinical trials of any product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
●	We may not be successful in our efforts to develop products and product candidates based on our bioresorbable hydrogel technology platform, other than DEXTENZA and ReSure Sealant, or to expand the use of our bioresorbable hydrogel technology for treating additional ophthalmic diseases and conditions.
●	If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, scale up our manufacturing processes and capabilities, maintain regulatory compliance for our manufacturing operations, obtain and maintain patent protection for or gain market acceptance by physicians, patients and third-party payors and others in the medical community of DEXTENZA, ReSure Sealant or any of our product candidates for which we obtain marketing approval, or experience significant delays in doing so, our business will be materially harmed and our ability to generate revenues from product sales will be materially impaired.
●	If we are unable to upgrade and expand our facility or relocate to another facility and to augment our manufacturing personnel and processes in order to meet our business plans, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, which could materially damage our business and financial position. In addition, we have a single-site clinical and commercial manufacturing facility. If we have a material disruption in our manufacturing operations at this facility, we may not have sufficient quantities of our product candidates to meet our clinical trial requirements or of our product inventory to meet our commercial requirements. Such an event could delay our clinical trials or, particularly because we maintain limited commercial inventory, could reduce our product sales.
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

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$179,281	$228,057
Accounts receivable, net	19,552	12,252
Inventory	1,222	1,201
Prepaid expenses and other current assets	3,877	4,650
Total current assets	203,932	246,160
Property and equipment, net	6,914	8,095
Restricted cash	1,764	1,764
Operating lease assets	5,129	5,844
Total assets	$217,739	$261,863
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,246	$2,709
Accrued expenses and other current liabilities	19,358	14,307
Operating lease liabilities	1,554	1,358
Notes payable, net of discount, current	—	8,290
Total current liabilities	25,158	26,664
Other liabilities:
Operating lease liabilities, net of current portion	6,355	7,548
Derivative liability	36,064	98,313
Deferred revenue	12,000	12,000
Notes payable, net of discount	24,936	16,936
2026 convertible notes, net	25,886	24,307
Total liabilities	130,399	185,768
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized and 76,606,968 and 75,996,732 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	629,286	615,338
Accumulated deficit	(541,954)	(539,251)
Total stockholders’ equity	87,340	76,095
Total liabilities and stockholders’ equity	$217,739	$261,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$12,153	$5,876	$31,214	$10,054
Total revenue, net	12,153	5,876	31,214	10,054
Costs and operating expenses:
Cost of product revenue	1,310	450	3,298	1,403
Research and development	12,719	6,951	37,505	21,070
Selling and marketing	9,576	6,520	26,054	19,803
General and administrative	8,077	5,961	24,345	16,282
Total costs and operating expenses	31,682	19,882	91,202	58,558
Loss from operations	(19,529)	(14,006)	(59,988)	(48,504)
Other income (expense):
Interest income	7	6	27	162
Interest expense	(1,658)	(1,715)	(4,991)	(5,042)
Change in fair value of derivative liability	23,837	3,771	62,249	(16,640)
Total other income (expense), net	22,186	2,062	57,285	(21,520)
Net income (loss) and comprehensive income (loss)	$2,657	$(11,944)	$(2,703)	$(70,024)
Net income (loss) per share, basic	$0.03	$(0.19)	$(0.04)	$(1.22)
Weighted average common shares outstanding, basic	76,552,060	62,992,558	76,317,563	57,440,885
Net loss per share, diluted	$(0.23)	$(0.21)	$(0.75)	$(1.22)
Weighted average common shares outstanding, diluted	85,446,886	68,761,790	82,086,795	57,440,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,703)	$(70,024)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	11,136	5,427
Non-cash interest expense	3,440	3,279
Change in fair value of derivative liability	(62,249)	16,640
Depreciation and amortization expense	1,851	2,106
Gain on disposal of property and equipment	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,300)	(5,231)
Prepaid expenses and other current assets	773	(97)
Inventory	(21)	(200)
Operating lease assets	715	593
Accounts payable	1,430	113
Accrued expenses	3,529	911
Operating lease liabilities	(997)	(825)
Net cash used in operating activities	(50,397)	(47,308)
Cash flows from investing activities:
Purchases of property and equipment	(563)	(588)
Net cash used in investing activities	(563)	(588)
Cash flows from financing activities:
Proceeds from issuance of notes payable, net	3,722	—
Proceeds from exercise of stock options	2,414	1,044
Proceeds from issuance of common stock pursuant to employee stock purchase plan	490	350
Proceeds from the Paycheck Protection Program Loan	—	3,201
Repayment of the Paycheck Protection Program Loan	—	(3,201)
Proceeds from issuance of common stock upon public offering, net of issuance costs	(275)	62,707
Repayment of notes payable	(4,167)	—
Net cash provided by financing activities	2,184	64,101
Net (decrease) increase in cash, cash equivalents and restricted cash	(48,776)	16,205
Cash, cash equivalents and restricted cash at beginning of period	229,821	56,201
Cash, cash equivalents and restricted cash at end of period	$181,045	$72,406
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,443	$1,769
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates	$199	$71

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2020	75,996,732	$8	$615,338	$(539,251)	$76,095
Issuance of common stock upon exercise of stock options	228,241	—	1,197	—	1,197
Issuance of common stock upon cashless exercise of warrant	11,737	—	—	—	—
Issuance costs associated with common stock public offering	—	—	(91)	—	(91)
Stock-based compensation expense	—	—	3,086	—	3,086
Net income	—	—	—	3,121	3,121
Balances at March 31, 2021	76,236,710	$8	$619,530	$(536,130)	$83,408
Issuance of common stock upon exercise of stock options	177,256	—	538	—	538
Issuance of common stock in connection with employee stock purchase plan	40,631	—	490	—	490
Stock-based compensation expense	—	—	4,292	—	4,292
Net loss	—	—	—	(8,481)	(8,481)
Balances at June 30, 2021	76,454,597	$8	$624,850	$(544,611)	$80,247
Issuance of common stock upon exercise of stock options	152,371	—	678	—	678
Stock-based compensation expense	—	—	3,758	—	3,758
Net income	—	—	—	2,657	2,657
Balances at September 30, 2021	76,606,968	$8	$629,286	$(541,954)	$87,340

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

As of September 30, 2021, the Company had two FDA-approved products in commercialization in the United States: DEXTENZA® (dexamethasone insert) 0.4mg, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain and ReSure® Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery. In October 2021, DEXTENZA received approval for the treatment of ocular itching associated with allergic conjunctivitis. While ReSure Sealant is commercially available in the United States, it does not receive sales support, is not currently being manufactured by the Company, and has not in the past generated, nor is it anticipated to in the future to generate, material revenues. The Company’s most advanced product candidates are in either Phase 1 or Phase 2 of clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

While net income was recorded for the three-month period ended September 30, 2021, the Company has a history of losses and negative cash flows from operations, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of September 30, 2021, the Company had an accumulated deficit of $541,954.  The Company believes that its existing cash and cash equivalents of $179,281, as of September 30, 2021, along with its current operating plan, which includes anticipated revenues from the sale of DEXTENZA, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements through at least the next 12 months. The future viability of the Company beyond that point is dependent on its ability to continue to generate cash flows from the sale of DEXTENZA and raise additional capital to finance its operations.  The Company will need to finance its operations through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements.  Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2021 and results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020 have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Risks and Uncertainties

The Company is monitoring the potential impact of the COVID-19 pandemic, if any, on the carrying value of certain assets. To date, the Company has been impacted by the COVID-19 pandemic but has not experienced material business disruption, nor has it incurred impairment of any assets as a result of the COVID-19 pandemic. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020 and the nine months ending September 30, 2021. The extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners in the remainder of 2021 and beyond will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. The duration and intensity of the COVID-19 pandemic and any resulting disruption to the Company’s operations is uncertain, and the Company will continue to assess the impact of the COVID-19 pandemic on its financial position.

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

For the three and nine months ended September 30, 2021, three specialty distributor customers accounted for 44%, 28%, and 16%, and 44%, 26% and 15%, respectively, of the Company’s total revenue, and no other customer accounted for more than 10% of the Company’s total revenue. At September 30, 2021, three specialty distributor customers accounted for 49%, 27% and 16% of the Company’s total accounts receivable and no other customer accounted for more than 10% of the Company’s total accounts receivable at September 30, 2021.

For the three and nine months ended September 30, 2020, three specialty distributor customers accounted for 39%, 38% and 10% and 40%, 30% and 12%, respectively, of the Company’s total revenue and no other customer accounted for more than 10% of total revenue. At December 31, 2020, three specialty distributor customers accounted for 45%, 33% and 15% of the Company’s total accounts receivable and no other customer accounted for more than 10% of the Company’s total accounts receivable at December 31, 2020.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$175,388	$—	$—	$175,388

Liability:
Derivative liability (Note 7)	$—	$—	$36,064	$36,064

	Fair Value Measurements as of
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$213,372	$—	$—	$213,372

Liability:
Derivative liability (Note 7)	$—	$—	$98,313	$98,313

4. Restricted Cash

The Company held restricted cash of $1,764 at September 30, 2021 and December 31, 2020, on its condensed consolidated balance sheet. The Company held restricted cash as security deposits for the lease of its manufacturing space and corporate headquarters.

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

	September 30,	September 30,
	2021	2020
Cash and cash equivalents	$179,281	$70,642
Restricted cash	1,764	1,764
Total cash, cash equivalents and restricted cash	$181,045	$72,406

5. Inventory

The Company values its inventories at the lower of cost or estimated net realizable value.

Inventory consisted of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$370	$384
Work-in-process	563	232
Finished goods	289	585
	$1,222	$1,201

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued payroll and related expenses	$6,757	$5,853
Accrued rebates and programs	3,100	1,438
Accrued professional fees	1,387	868
Accrued research and development expenses	1,180	1,013
Accrued interest payable on 2026 convertible notes	5,900	4,194
Accrued other	1,034	941
	$19,358	$14,307

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

The estimated fair value of the 2026 Convertible Notes was $69,051 at September 30, 2021. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The main inputs when determining the fair value for disclosure purposes are the stock price and bond yield which is updated each period to reflect the yield of a comparable instrument issued as of the valuation date. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value. The main inputs to valuing the 2026 Convertible Notes with the conversion option are as follows:

	As of
	September 30,	December 31,
	2021	2020
Company's stock price	$10.00	$20.70
Expected annual volatility	92.6%	105.5%
Bond yield	11.7%	12.0%

A roll-forward of the derivative liability is as follows:

As of
Balance at December 31, 2020	$98,313
Change in fair value	(62,249)
Balance at September 30, 2021	$36,064

8. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The Company presents deferred interest in accrued current liabilities because the 2026 Convertible Notes are currently convertible and the interest is payable in cash. The effective annual interest rate for the 2026 Convertible Notes was 14.8% through September 30, 2021.

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

The terms and conditions of the 2026 Convertible Notes are described in the Company’s periodic reports including its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021 and its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2021.

A summary of the 2026 Convertible Notes at September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
	2021	2020
2026 Convertible Notes	$37,500	$37,500
Less: unamortized discount	(11,614)	(13,193)
Total	$25,886	$24,307

Accrued interest related to the 2026 Convertible Notes amounted to $5,900 and $4,194 at September 30, 2021 and December 31, 2020, respectively.

9. Income Taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2021 or 2020. While the Company has net income for the three months ended September 30, 2021, the Company is projecting book and tax losses for the full year ended 2021, for which it is more likely than not that the Company will not realize a benefit for, as the Company has recorded a full valuation allowance against its deferred tax assets, thus the Company has not recorded any income taxes for the three months ended September 30, 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2021 and December 31, 2020, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2021 or December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company’s income tax return reporting periods since December 31, 2018 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years.

10. Collaboration Agreements

AffaMed License Agreement

On October 29, 2020, the Company entered into license agreement (“License Agreement”) with AffaMed Therapeutics Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and ocular itching associated with allergic conjunctivitis and for the Company’s OTX-TIC product candidate (collectively with DEXTENZA, the “AffaMed Licensed Products”) regarding open-angle glaucoma and ocular hypertension, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

The terms and conditions of the License Agreement are described in the Company’s periodic reports including its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021 and its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2021.

The Company has not recognized any revenue under the License Agreement as of September 30, 2021 as there has not been any delivery of product under the License Agreement. The entire transaction price is recorded as deferred revenue as of September 30, 2021 and December 31, 2020.

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

Under the terms of the Collaboration Agreement, the Company and Regeneron had agreed to conduct a joint research program with the aim of developing an extended-delivery formulation of aflibercept, currently marketed under the tradename EYLEA, that was suitable for advancement into clinical development. The Company had granted Regeneron an option (the “Option”) to enter into an exclusive, worldwide license to develop and commercialize products containing the Company’s hydrogel in combination with Regeneron’s large molecule VEGF-targeting compounds (“Regeneron Licensed Products”). Under the term of the Collaboration Agreement, Regeneron was responsible for funding an initial preclinical tolerability study. In May 2020, the Company and Regeneron entered into an amendment to the Collaboration Agreement, pursuant to which the Company and Regeneron transitioned joint efforts under the Collaboration Agreement to the research and development of an extended-delivery formulation of aflibercept to be delivered to the suprachoroidal space. Regeneron agreed to pay personnel and material costs of the Company for specified preclinical development activities in connection with the revised work plan, as well as certain other costs.

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

For the three and nine months ended September 30, 2021, the Company has recorded $0 and $768, respectively, related to work performed for preclinical development activities in connection with the revised work plan which the Company had recorded as a reduction of research and development expense as this research is not an output of the Company’s ordinary business activities. As of September 30, 2021 and December 31, 2020, the Company has included the $0 and $1,256, respectively in prepaid expenses and other current assets.

11. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”). The Company has a total borrowing capacity of $25,000 under the Credit Facility which has been fully drawn down as of September 30, 2021. The carrying value of the Company’s variable interest rate notes payable are recorded at amortized cost, which approximates fair value due to their short-term nature.

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

There are no financial covenants associated with the Fourth Amendment. However, the Fourth Amendment does contain negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions.  As of September 30, 2021, the Company was not in violation of any of its covenants under the Fourth Amendment. The obligations under the Fourth Amendment are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.  The debt is collateralized by substantially all of the Company’s assets, including its intellectual property.

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

Borrowings outstanding are as follows:

	September 30,	December 31,
	2021	2020
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	54	355
Unamortized discount	(118)	(129)
	24,936	25,226
Less: current portion	—	(8,290)
Long-term notes payable	$24,936	$16,936

As of September 30, 2021, the annual repayment requirements for the Credit Facility, inclusive of the final payment of $875 due at expiration, were as follows:

Year Ending December 31,	Principal	Final Payment	Total
2021 (October 1 through December 31)	—	—	—
2022	—	—	—
2023	—	—	—
2024	8,333	—	8,333
2025	16,667	875	17,542
	$25,000	$875	$25,875

12. Net Income (Loss) Per Share

Basic net loss per share was calculated as follows for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$2,657	$(11,944)	$(2,703)	$(70,024)
Denominator:
Weighted average common shares outstanding	76,552,060	62,992,558	76,317,563	57,440,885
Net income (loss) per share - basic	$0.03	$(0.19)	$(0.04)	$(1.22)

For the nine months ended September 30, 2020, there is no dilutive impact. Therefore, diluted net loss per share is the same as basic net loss per share. Diluted net loss per share was calculated as follows for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021
Net income (loss) attributable to common stockholders, basic	$2,657	$(11,944)	$(2,703)	—
Interest expense on 2026 Convertible Notes	1,113	1,069	3,286
Change in fair value of derivative liability	(23,837)	(3,771)	(62,249)
Net loss attributable to common stockholders, diluted	$(20,067)	$(14,646)	$(61,666)

Weighted average common shares outstanding, basic	76,552,060	62,992,558	76,317,563
Dilutive options (treasury stock method)	3,125,594	—	—
Shares issuable upon conversion of 2026 Convertible Notes, as if converted	5,769,232	5,769,232	5,769,232
Weighted average common shares outstanding, diluted	85,446,886	68,761,790	82,086,795

Net loss per share attributable to common stockholders, diluted	$(0.23)	(0.21)	$(0.75)

The Company excluded the following common stock equivalents, outstanding as of September 30, 2021 and 2020, from the computation of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 because they had an anti-dilutive impact.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	3,226,777	8,970,789	10,948,312	8,970,789
Warrants for the purchase of common stock	—	18,939	—	18,939
	3,226,777	8,989,728	10,948,312	8,989,728

The Company also excluded the shares issuable upon conversion of the 2026 Convertible notes from the computation of diluted net loss per share for the nine months ended September 30, 2020 because they had an anti-dilutive impact.

13. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan (the “2014 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares available for issuance under the 2014 Plan was increased by 1,659,218. During the three months ended September 30, 2021, the Company did not grant options under the 2014 Plan. During the nine months ended September 30, 2021, the Company granted options under the 2014 Plan to purchase 2,709,019 shares of common stock, at a weighted exercise price of $18.19 per share.

On June 18, 2021, the Company’s stockholders approved the adoption of the 2021 Stock Incentive Plan (the “2021 Plan”) previously approved by the board of directors. Effective as of the adoption of the 2021 Plan by the Company’s stockholders, no new awards will be granted under the 2014 Plan. However, as of September 30, 2021, all then-outstanding awards under the 2014 Plan remained in effect and continued to be governed by the terms of the 2014 Plan.

2021 Stock Incentive Plan

The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2021 Plan is 6,000,000 shares of common stock; plus 456,334 shares remaining available for grant under the 2014 Plan as of immediately prior to the effective date of the 2021 Plan and 9,766,336 shares subject to awards granted under the 2014 Plan or the Company’s 2006 Stock Incentive Plan, which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject to certain limitations). During the three and nine months ended September 30, 2021, the Company granted options to purchase 214,555 and 322,555 shares of common stock, at a weighted exercise price of $11.48 and $12.16 per share, respectively.

2014 Employee Stock Purchase Plan

The Company has a 2014 Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024 in an amount equal to the lesser of a pre-determined formula or as determined by the Company’s board of directors. On January 1, 2021, the number of shares available for issuance under the 2014 Plan was increased by 207,402. During the three and nine months ended September 30, 2021, 0 and 40,631 shares of common stock were issued under the ESPP. As of September 30, 2021, 690,965 shares remained available for issuance under the ESPP.

Inducement Stock Option Awards

On October 29, 2019, the 2019 Inducement Stock Incentive Plan (the “Inducement Plan”) was approved by the Board of Directors of the Company. Initially, the maximum number of shares of common stock issuable under the Inducement Plan was 500,000. On December 10, 2020, the Board of Directors of the Company amended the 2019 Inducement Plan to increase the aggregate number of shares issuable from 500,000 to 1,054,000 shares of common stock. As of September 30, 2021, 507,376 shares of common stock remained available for issuance under the Inducement Plan.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$871	$383	$2,754	$1,120
Selling and marketing	1,064	441	2,947	1,245
General and administrative	1,823	1,112	5,435	3,062
	$3,758	$1,936	$11,136	$5,427

As of September 30, 2021, the Company had an aggregate of $23,248 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.0 years.

14. Related Party Transactions

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters. Jonathan M. Sparks, Ph.D., a partner at McCarter & English, also served as the Company’s in-house counsel from October 2017 through August 31, 2020. The Company incurred fees for legal services rendered by McCarter of $221 and $512 for the three and nine months ended September 30, 2020, respectively. As of December 31, 2020, there was $47 recorded in accounts payable and $0 recorded in accrued expenses for McCarter.

In November 2020, the Company engaged Specialty Pharma Consulting, LLC (“Specialty Pharma”), an entity affiliated with Kevin Coughenour, to provide services for quality engineering and validation activities in the ordinary course of business. Mr. Coughenour is married to the Company’s former Chief Operating Officer Patricia Kitchen. The Company incurred fees for quality engineering and validation activities rendered by Specialty Pharma of $0 and $155, for the three and nine months ended September 30, 2021, respectively. As of December 31, 2020, there was $47 recorded in accounts payable and $0 recorded in accrued expenses for Specialty Pharma. On April 26, 2021, the Company and Specialty Pharma terminated their relationship.

15. Warrants

On January 29, 2021, holders of warrants to purchase 18,939 shares of common stock at an exercise price of $7.92 exercised their right to purchase their warrants. The exercise price of the warrants was paid through a net share settlement mechanism and as a result the Company issued 11,737 shares of common stock to satisfy the exercise of all the warrants. There are no warrants outstanding as of September 30, 2021.

16. Common Stock

In June 2021, the Company adopted an amended and restated certificate of incorporation increasing the number of its authorized shares of its common stock to 200,000,000 shares.

On April 5, 2019, the Company entered into an Open Market Sale Agreement, (the “2019 Sales Agreement”), with Jefferies LLC (“Jefferies”) under which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $50,000 from time to time through Jefferies, acting as agent. Under the 2019 Sales Agreement, the Company sold an aggregate of 10,321,840 shares of common stock, resulting in net proceeds of approximately $46,985 after commissions and expenses.

On August 9, 2021, the Company and Jefferies mutually terminated the 2019 Sales Agreement and entered into another Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of common stock of the Company having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. As of November 7, 2021, the Company has not sold any shares of common stock under the 2021 Sales Agreement.

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

We currently focus our development efforts on incorporating therapeutic agents that have previously received regulatory approval from the U.S. Food and Drug Administration, or FDA, including small molecules and proteins, into our hydrogel technology with the goal of providing local programmed-release of drug to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intravitreal implants, suprachoroidal implants, intracameral implants and intracanalicular inserts. We have product candidates in preclinical and clinical development designed to utilize this technology to treat retinal diseases including wet age-related macular degeneration, or wet AMD; glaucoma and ocular hypertension; and ocular surface diseases and conditions including dry eye disease. We also have two FDA-approved products in commercialization in the United States: DEXTENZA®, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain as well as ocular itching associated with allergic conjunctivitis, and ReSure® Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery.

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

Additionally, in June 2021, we entered into an agreement with Mosaic Biosciences, Inc., or Mosaic, to identify new targets and discover novel therapeutic agents aimed at the treatment of dry age-related degeneration, or dAMD.

Retinal Disease Program

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

OTX-TKI (axitinib intravitreal implant)

Our product candidate OTX-TKI is a preformed, bioresorbable hydrogel fiber implant incorporating a small molecule tyrosine kinase inhibitor, or TKI, axitinib, with anti-angiogenic properties delivered by intravitreal injection into the back of the eye and designed for a duration of six months or longer. TKIs have shown promise in the treatment of wet AMD. In the first quarter of 2019, we began dosing patients in a multi-center, open-label, dose-escalation Phase 1 clinical trial in Australia designed to evaluate the safety, durability and tolerability of OTX-TKI. We are evaluating biological activity by measuring retinal thickness using spectral domain optical coherence tomography, or OCT, and following visual acuity over time. We have enrolled three cohorts to date: a lower dose cohort of 200 µg with six subjects, a higher dose cohort of 400 µg with seven subjects, and a third cohort with two parallel arms, one arm of six subjects receiving a concomitant anti-VEGF injection with 400 µg of OTX-TKI and the other arm of six subjects receiving a 600 µg of OTX-TKI with no anti-VEGF injection. We have also begun to actively enroll a fourth cohort with two parallel arms, one arm of six subjects receiving 600 µg single implant of OTX-TKI and the other arm of six subjects receiving a 600 µg single implant of OTX-TKI with anti-VEGF injection.

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

On July 29, 2021, we announced the initiation of a prospective, multi-center, randomized, controlled Phase 1 clinical trial in the United States under an exploratory investigational new drug, or eIND, application to evaluate a single implant 600 µg dose of OTX-TKI with an anti-VEGF injection in comparison with a 2 mg dose of aflibercept. The trial will consist of 20 patients in two arms: a fifteen-subject arm that will receive OTX-TKI in combination with an anti-VEGF injection and a five-subject arm that will receive aflibercept at eight week intervals. The trial is designed to assess the safety, durability and tolerability of OTX-TKI as well as to assess preliminary biological activity in subjects by measuring anatomical and functional changes. At a pre-investigational new drug, or pre-IND, application meeting in April 2021, we discussed with the FDA the possibility of transitioning from an eIND application to a traditional investigational new drug application.

As of July 2021, we no longer intend to initiate a Phase 2 clinical trial in Australia to compare tolerability, durability and efficacy of the administration of a single implant 600 µg dose of OTX-TKI with an anti-VEGF injection to a 2 mg dose of aflibercept dosed every 8 weeks as the comparator. Pending our receipt and review of the topline data from both the Phase 1 clinical trial in Australia and the Phase 1 clinical trial in the United States, we plan to initiate a Phase 2 clinical trial.

Glaucoma Program

Our development efforts for our glaucoma program have focused on the use of our extended-delivery hydrogel in combination with travoprost, an FDA-approved prostaglandin analog designed to lower elevated IOP. Our initial goal for this program is to provide extended delivery over at least four months with a single treatment.

OTX-TIC (travoprost intracameral implant)

Our product candidate OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. We have completed a multi-center, open-label, dose-escalation, proof-of-concept Phase 1 clinical trial to evaluate the safety, biological activity, durability and tolerability of OTX-TIC compared to current standard of care, topical travoprost (eye drops), in patients with primary open-angle glaucoma or ocular hypertension. The trial consisted of four patient cohorts: cohort 1 was 5 subjects who received a 15 µg dose, cohort 2 was 4 subjects who received a 26

µg dose, cohort 3 was 5 subjects who received a 15 µg with a fast-degrading implant, and cohort 4 was 5 subjects who received a 5 µg with a fast-degrading implant.

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

In the fourth quarter of 2021, we plan to initiate a randomized, double-masked, active-controlled Phase 2 clinical trial in which we plan to enroll approximately 105 subjects to evaluate two formulations for the treatment of glaucoma or ocular hypertension in patients compared to Durysta™. Certain subjects in the Phase 2 clinical trial will receive the same formulation used in cohort 1 of the Phase 1 clinical trial, containing a 26 µg dose of drug and utilizing a standard implant, and others will receive the same formulation used in cohort 4 of the Phase 1 clinical trial, containing a 5 µg dose of drug and utilizing a fast-degrading implant. The non-study eye of each patient will receive a topical prostaglandin daily.

Ocular Surface Disease Programs

We are engaged in the development of formulations of our hydrogel administered via intracanalicular inserts to address large markets for diseases and conditions of the surface of the eye. Our next development efforts for these programs are focused on the use of our extended-delivery hydrogel in combination with well-known and well-understood drugs (cyclosporine and corticosteroids) for the treatment of dry eye disease.

Dry Eye Disease

OTX-CSI (cyclosporine intracanalicular insert)

Our product candidate OTX-CSI (cyclosporine intracanalicular insert) incorporates the FDA-approved immunomodulator cyclosporine as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. The product candidate is designed for a duration of three to four months for patients suffering from moderate to severe dry eye and to be administered by a physician as a bioresorbable intracanalicular insert.

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

In October 2021, we announced topline results from our Phase 2 clinical trial of OTX-CSI for the treatment of dry eye disease. The Phase 2, U.S.-based, randomized, double-masked, multi-center, vehicle-controlled clinical trial of OTX-CSI was designed to evaluate safety, tolerability, durability, and efficacy of two different formulations of OTX-CSI by measuring signs and symptoms of dry eye disease in 140 subjects treated in both eyes over approximately 16 weeks (a 12-week study period, with an additional 4-week safety follow-up). In the Phase 2 clinical trial, OTX-CSI was administered to 147 subjects with dry eye disease at 15 sites in the United States. The four groups evaluated in this study were: OTX-CSI for a shorter duration (2-3 months formulation-F1, n=42), OTX-CSI for a longer duration (3-4 months formulation-F2a, n=40), vehicle insert for a longer duration (3-4 months formulation-F2b, n=43) and vehicle insert for a very short duration (1 week formulation-F3, n=22). The study did not show separation between the OTX-CSI treated subjects (both formulations) and the vehicle treated subjects (both formulations) for the primary endpoint of increased tear production at 12 weeks as measured by the Schirmer’s Test. Change from baseline (improvement) in mean Schirmer’s Test scores for the four groups were as follows: OTX-CSI F1: 1.98 mm, OTX-CSI F2a: 1.91 mm, Vehicle F2b: 2.24 mm and Vehicle F3: 3.08 mm.

The clinical trial did show an improvement compared with baseline in signs of dry eye disease as measured by total corneal fluorescein staining (CFS) and symptoms of dry eye disease as measured by the visual analogue scale (VAS) eye dryness in subjects treated with the OTX-CSI insert (both formulations) starting as early as two weeks after insertion and continuing over the 12 weeks study period. These improvements were not statistically significant compared with vehicle insert (both formulations) for either CFS or VAS eye dryness (severity and frequency) at 12 weeks.

Overall, OTX-CSI (both formulations) was observed to have a generally favorable safety profile and was well tolerated. There were no ocular serious adverse events. No subjects dropped out of the trial due to an adverse event. The most common ocular adverse event was ocular pruritis which was seen in less than 16% of subjects. The adverse events of ocular discomfort or pain were seen in less than 3% of subjects. The most common non-ocular event was COVID-19 and was seen in 3% of subjects.

We intend to review the Phase 2 data for additional information that may inform future development of this program. This will include retention rates of the OTX-CSI inserts, or how long the inserts were observed to remain in the canaliculus, which were lower than anticipated across the active drug groups.

OTX-DED (dexamethasone intracanalicular insert)

Our product candidate OTX-DED incorporates the FDA-approved corticosteroid dexamethasone as a preservative-free active pharmaceutical ingredient in a hydrogel, drug-eluting intracanalicular insert. OTX-DED incorporates the same active drug as DEXTENZA, but it includes a lower dose of the drug, delivers it via a smaller insert, and is designed to release it over a period of two to three weeks, compared with up to 30 days in the case of DEXTENZA. We believe that OTX-DED will address several of the current limitations of existing dry eye disease steroid treatments, including the toxicity associated with preservatives and the potential for abuse of topical steroids.

In February 2021, we dosed the first patient in a U.S.-based prospective, randomized, double-masked, vehicle-controlled Phase 2 clinical trial evaluating the safety and efficacy of two different formulations of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease compared to a hydrogel insert in approximately 150 subjects. Enrollment of this Phase 2 clinical trial is complete and we currently anticipate receiving topline data from this Phase 2 clinical trial in the first quarter of 2022.

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

In September 2020, we announced that we had dosed the first patients in a Phase 3 clinical trial evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and pain in children following cataract surgery. Enrollment is ongoing. This ongoing clinical trial is a post-approval requirement of the FDA in accordance with the Pediatric Research Equity Act of 2003, in connection with the FDA’s prior approval of DEXTENZA for the treatment of inflammation and pain following ophthalmic surgery in adults.

Additionally, we have received proposals for, and are supporting, many investigator-initiated trials evaluating DEXTENZA in different clinical situations. To date, third-party clinical investigators have initiated over 25 trials to study the use of DEXTENZA in cataract surgery, other ophthalmic surgeries and other potential indications. Over ten of the trials have completed enrollment, and the remaining trials are actively enrolling and treated patients are being followed.

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

In October 2021, the FDA approved our supplemental new drug application, or sNDA, for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication. With the approval, DEXTENZA is the first, FDA-approved, physician-administered intracanalicular insert capable of delivering a preservative-free drug for the treatment of ocular itching associated with allergic conjunctivitis with a single administration for up to 30 days. DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis also represents our first indication approved to be administered in a physician’s office during a routine, non-surgical appointment.

The approval of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis was based on three randomized, multicenter, double-masked, parallel group, vehicle-controlled studies in subjects with a positive history of ocular allergies and positive skin test reaction to perennial and seasonal allergens (n=255). In all three trials, DEXTENZA demonstrated lower mean ocular itching scores compared with the vehicle group at all time points throughout the study duration of up to 30 days. In two of the three studies, a higher proportion of patients had statistically significant reductions in ocular itching on Day 8, at 3 minutes, 5 minutes and 7 minutes post-challenge in the DEXTENZA group compared to the vehicle group. Data for the primary endpoint, ocular itching at Day 8, is shown below for all three studies (scale 0-4):

Reduction in Ocular Itching

		Clinical Trial 1			Clinical Trial 2			Clinical Trial 3
		Dextenza (N=35)	Vehicle (N=38)	Difference (95% CI)	Dextenza (N=44)	Vehicle (N=42)	Difference (95% CI)	Dextenza (N=48)	Vehicle (N=48)	Difference (95% CI)
Visit	Time Point	Least Square Means			Least Square Means			Least Square Means
Day 8	3 min	1.9	2.7	-0.7 (-1.2, -0.3)	2.1	2.3	-0.2 (-0.7, 0.3)	1.8	2.7	-0.9 (-1.2, -0.4)
	5 min	2.1	2.8	-0.7 (-1.2, -0.3)	2.1	2.3	-0.2 (-0.8, 0.3)	1.8	2.7	-1.0 (-1.4, -0.6)
	7 min	1.9	2.7	-0.8 (-1.2, -0.4)	2.1	2.4	-0.3 (-0.8, 0.3)	1.7	2.7	-1.0 (-1.4, -0.6)

DEXTENZA was observed to have a favorable safety profile and be generally well-tolerated in the allergic conjunctivitis as well as the ocular inflammation and pain clinical populations. The most common ocular adverse events seen in the pooled analysis of the allergic conjunctivitis studies were: increased intraocular pressure (3%), increased lacrimation (1%), eye discharge (1%) and reduced visual acuity (1%). The most common non-ocular adverse reaction that occurred in patients treated with DEXTENZA for allergic conjunctivitis was headache (1%).

An estimated 10 million people in the U.S. annually seek medical attention for the inflammatory response associated with allergic conjunctivitis caused by both seasonal and perennial allergens, representing a discrete market opportunity for DEXTENZA beyond its current use in the surgical setting. We expect to launch DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first half of 2022.

We currently expect to market and sell DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis through our existing sales force. We believe many of the specialists who treat patients for post-surgical pain and inflammation also treat patients suffering from allergic conjunctivitis.

ReSure Sealant

In 2014, we commercially launched ReSure Sealant in the United States as a device approved to prevent wound leaks in corneal incisions following cataract surgery. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure.

While ReSure Sealant remains commercially available in the United States, commercial and sales support for this product are modest at this time. We have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for the remainder of 2021. We are not currently manufacturing ReSure Sealant in order that we may focus our manufacturing resources to support the further commercialization of DEXTENZA.

AffaMed License Agreement

In October 2020, we entered into a license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA and OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations . Under the terms of the agreement, we received an upfront payment of $12 million and are eligible to receive development, regulatory and commercial milestone payments and clinical development support payments of up to $91 million in the aggregate, as well as royalties from future product sales. Royalties are tiered and will range from the low teens to low twenty percent range. In return, we agreed to grant AffaMed exclusive rights to develop and commercialize DEXTENZA for the treatment of post-surgical inflammation and pain following ophthalmic surgery and ocular itching in patients with allergic conjunctivitis, and OTX-TIC for the reduction of elevated intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension in specified Asian markets. We retain the right to develop and commercialize DEXTENZA and OTX-TIC in all other global markets.

Business Update Regarding COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are also impacting our employees, patients, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020 and the nine months ending September 30, 2021. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners in the remainder of 2021 and beyond will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see “Part II, Item 1A—Risk Factors—Risks Related to the Coronavirus Pandemic,” included elsewhere in this Quarterly Report on Form 10-Q.

Financial Position

We have local programmed-release drug delivery product candidates in preclinical and clinical development, and we have two FDA-approved products—DEXTENZA, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain as well as ocular itching associated with allergic conjunctivitis, and ReSure Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery—in commercialization in the United States. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery, the initiation of our commercialization of DEXTENZA for ocular itching associated with allergic conjunctivitis, and our obtaining marketing approval for and commercializing other products with significant market potential, including OTX-TKI for the treatment of wet AMD, OTX-TIC for the treatment of glaucoma and ocular hypertension, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. Our net income was $2.7 million for the three months ended September 30,

2021, and our net loss was $11.9 million for the three months ended September 30, 2020 and $2.7 million and $70.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $542.0 million.

Our total costs and operating expenses were $31.7 million and $91.2 million for the three and nine months ended September 30, 2021 including $4.4 million and $13.0 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our operating expenses have grown as we continue to support the commercial launch of DEXTENZA following its entry into the market in July 2019; pursue the clinical development of OTX-TKI, OTX-TIC, OTX-CSI, and OTX-DED; research and develop our other product candidates; and seek marketing approval for any product candidate for which we obtain favorable pivotal clinical trial results. We expect to incur substantial sales and marketing expenses in connection with the ongoing commercialization of DEXTENZA and that of any of our other product candidates. In addition, we will continue to incur additional costs associated with operating as a public company.

Although we expect to continue to generate revenue from sales of DEXTENZA and limited revenue from sales of ReSure Sealant, we will need to obtain substantial additional funding to support our continuing operations and the commercialization of DEXTENZA. If we are unable to raise capital or access our borrowing capacity when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Through September 30, 2021, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities, which has resulted in net proceeds of $641.4 million to us.

On April 5, 2019, we entered into an Open Market Sale AgreementSM, or the 2019 Sales Agreement, with Jefferies LLC, or Jefferies, under which we could offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent. In the aggregate, under the 2019 Sales Agreement, we sold 10,321,840 shares of common stock, resulting in gross net proceeds of approximately $47.1 million after commissions and expenses.

On August 9, 2021, we and Jefferies mutually terminated the 2019 Sales Agreement and entered into another Open Market Sale AgreementSM, or the 2021 Sale Agreement, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies, acting as agent. As of November 7, 2021, we have not sold any shares of our common stock under the 2021 Sales Agreement.

All of our product candidates are designed to be medical-benefit “buy-and-bill” products with associated procedure codes. Products with these characteristics are optimized to be not only attractive to physicians and patients but also to the sites of care that participate in utilization. We primarily derive our product revenues from the sale of DEXTENZA in the United States to a network of specialty distributors, who then sell DEXTENZA to ambulatory surgical centers, or ASCs; hospital out-patient departments, or HOPDs; and physicians’ offices. In addition to distribution agreements with specialty distributors, we enter into arrangements with government payers that provide for government-mandated rebates and chargebacks with respect to the purchase of DEXTENZA. In-market unit sales figures—unit sales from specialty distributors to ASCs and HOPDs—for July, August and September 2021 were 6,924, 9,321 and 8,737 units, respectively. The third month of each quarter typically reflects an increase in in-market unit sales to ASCs under our rebate program, which typically reverts in the following month. In October 2021, our estimated in-market unit sales exceeded 9,600 billable inserts.

We believe that our existing cash and cash equivalents of $179.3 million as of September 30, 2021 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues, expenses and reimbursement associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

From our inception through September 30, 2021, we have generated limited amounts of revenue from the sales of our products. We commenced sales of ReSure Sealant in the first quarter of 2014, but we have received only limited revenues from ReSure Sealant to date and anticipate only limited sales for 2021. Until June 2019, ReSure Sealant was our only source of revenue from product sales. In June 2019, we also began to recognize revenue from the sales of DEXTENZA. Following the FDA’s October 2021 approval of our sNDA, we expect to launch DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, our first in-office indication, in the first half of 2022.

For the three months and nine months ended September 30, 2021, three specialty distributor customers accounted for 44%, 28%, and 16%, and 44%, 26% and 15%, respectively, of our total revenue, and no other customer accounted for more than 10% of our total revenue. At September 30, 2021, three specialty distributor customers accounted for 49%, 27% and 16% of our total accounts receivable and no other customer accounted for more than 10% of our total accounts receivable at September 30, 2021.

For the three and nine months ended September 30, 2020, three specialty distributor customers accounted for 39%, 38% and 10% and 40%, 30% and 12%, respectively, of our total revenue and no other customer accounted for more than 10% of total revenue. At December 31, 2020, three specialty distributor customers accounted for 45%, 33% and 15% of our total accounts receivable and no other customer accounted for more than 10% of our total accounts receivable at December 31, 2020.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting, advertising and promotion costs. Selling and marketing expenses for DEXTENZA increased in 2021 due to the product’s continued commercialization. We anticipate that our selling and marketing expenses associated with DEXTENZA will continue to increase, particularly as we plan to grow our salesforce supporting DEXTENZA in 2021 and beyond and incur additional marketing expenses in preparation for the planned commercial launch of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first half of 2022.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$12,153	$5,876	$6,277
Total revenue, net	12,153	5,876	6,277
Costs and operating expenses:
Cost of product revenue	1,310	450	860
Research and development	12,719	6,951	5,768
Selling and marketing	9,576	6,520	3,056
General and administrative	8,077	5,961	2,116
Total costs and operating expenses	31,682	19,882	11,800
Loss from operations	(19,529)	(14,006)	(5,523)
Other income (expense):
Interest income	7	6	1
Interest expense	(1,658)	(1,715)	57
Change in fair value of derivative liability	23,837	3,771	20,066
Total other income (expense), net	22,186	2,062	20,124
Net income (loss)	$2,657	$(11,944)	$14,601

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the three months ended September 30, 2021 and 2020 were 22.2% and 20.7%, respectively, of gross DEXTENZA product sales. In the first quarter of 2020, we introduced a rebate program under a purchase volume-discount program that primarily relates to the change over the prior year in the gross-to-net provisions.

Net Revenue

We generated $12.2 million of revenue during the three months ended September 30, 2021 from sales of our products, of which $11.9 million was attributable to sales of DEXTENZA and $0.3 million was attributable to sales of ReSure Sealant. We generated $5.9 million of revenue during the three months ended September 30, 2020 from sales of our products, of which $5.4 million was attributable to sales of DEXTENZA and $0.5 million was attributable to sales of ReSure Sealant. We believe the growth in third quarter 2021 revenue over third quarter 2020 for DEXTENZA was primarily due to increased market acceptance and commercialization efforts as well as higher elective surgery volumes at ASCs and HOPDs.

Research and Development Expenses

	Three Months Ended
	September 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$—	$49	$(49)
DEXTENZA for post-surgical ocular inflammation and pain	445	262	183
DEXTENZA for ocular itching associated with allergic conjunctivitis	2	195	(193)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	1,037	61	976
OTX-TP for glaucoma and ocular hypertension	6	140	(134)
OTX-TIC for glaucoma or ocular hypertension	755	255	500
OTX-TKI for wet AMD	572	303	269
OTX-CSI for treatment of dry eye disease	832	364	468
OTX-AFS for wet AMD, DME and RVO	1	—	1
Preclinical programs	210	119	91
Unallocated expenses:
Personnel costs	5,373	2,777	2,596
All other costs	3,486	2,426	1,060
Total research and development expenses.	$12,719	$6,951	$5,768

Research and development expenses were $12.7 million for the three months ended September 30, 2021, compared to $7.0 million for the three months ended September 30, 2020. The increase of $5.8 million was primarily due to an increase of $3.7 million in unallocated expenses, primarily associated with increased personnel costs of $2.6 million to support the number of clinical related programs, and $2.0 million in clinical related programs. For the three months ended September 30, 2021, we incurred $3.9 million in direct research and development expenses for our product candidates compared to $1.7 million for the three months ended September 30, 2020. The increase of $2.1 million is related to timing and start of our various clinical trials for our product candidates and development activities related to our preclinical programs. We expect that clinical trial expenses will increase for our product candidates including for OTX-TKI due to the recent initiation of our Phase 1 clinical trial in the United States, for OTX-TIC due to the planned initiation of a Phase 2 clinical trial in the fourth quarter of 2021, for OTX-DED due to our ongoing Phase 2 clinical trial initiated in February 2021, and for our ongoing Phase 3 clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement. In addition, we are evaluating the further clinical development of OTX-CSI in light of the recently announced topline Phase 2 clinical trial results.

Selling and Marketing Expenses

	Three Months Ended
	September 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$6,173	$4,487	$1,686
Professional fees	2,114	1,768	346
Facility related and other	1,289	265	1,024
Total selling and marketing expenses	$9,576	$6,520	$3,056

Selling and marketing expenses were $9.6 million for the three months ended September 30, 2021, compared to $6.5 million for the three months ended September 30, 2020. The increase of $3.0 million was primarily due to an increase of $1.7 million in personnel costs, including stock-based compensation and increase of $1.0 million in facility-related and other costs.

We expect our selling and marketing expenses to increase in the remainder of 2021 and beyond as we continue to support the commercialization of DEXTENZA, including the planned commercial launch of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first half of 2022.

General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$4,315	$2,675	$1,640
Professional fees	3,005	2,116	889
Facility related and other	757	1,170	(413)
Total general and administrative expenses	$8,077	$5,961	$2,116

General and administrative expenses were $8.1 million for the three months ended September 30, 2021, compared to $6.0 million for the three months ended September 30, 2020. The increase of $2.1 million was primarily due to an increase of $1.6 million in personnel costs, including stock-based compensation, and an increase of $0.9 million in professional fees, including legal fees offset by a decrease of $0.4 million in facility related and other costs.

Other Income (Expense), Net

Other expense, net gain was $22.2 million for the three months ended September 30, 2021, compared to other expense, net expense of $2.1 million for the three months ended September 30, 2020. The change of $20.1 million was due primarily to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $20.1 million due primarily to a decrease in our stock price from January 1, 2021 to September 30, 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$31,214	$10,054	$21,160
Total revenue, net	31,214	10,054	21,160
Costs and operating expenses:
Cost of product revenue	3,298	1,403	1,895
Research and development	37,505	21,070	16,435
Selling and marketing	26,054	19,803	6,251
General and administrative	24,345	16,282	8,063
Total costs and operating expenses	91,202	58,558	32,644
Loss from operations	(59,988)	(48,504)	(11,484)
Other income (expense):
Interest income	27	162	(135)
Interest expense	(4,991)	(5,042)	51
Change in fair value of derivative liability	62,249	(16,640)	78,889
Total other income (expense), net	57,285	(21,520)	78,805
Net loss	$(2,703)	$(70,024)	$67,321

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the nine months ended September 30, 2021 and 2020 were 24.2% and 19.4%, respectively, of gross DEXTENZA product sales. In the first quarter of 2020, we introduced a rebate program under a purchase volume-discount program that primarily relates to the change over the prior year in the gross-to-net provisions.

Net Revenue

We generated $31.2 million of revenue during the nine months ended September 30, 2021 from sales of our products, of which $29.7 million was attributable to sales of DEXTENZA and $1.5 million was attributable to sales of ReSure Sealant. We generated $10.1 million of revenue during the nine months ended September 30, 2020 from sales of our products, of which $8.8 million was attributable to sales of DEXTENZA and $1.3 million was attributable to sales of ReSure Sealant. We believe the growth in revenue for DEXTENZA was primarily due to increased market acceptance and commercialization efforts as well as an increase in elective surgeries during the first and second quarters of 2021 compared to the comparable periods in 2020 during the initial months of the COVID-19 pandemic.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development expenses by program:
ReSure Sealant	$59	$92	$(33)
DEXTENZA for post-surgical ocular inflammation and pain	1,228	758	470
DEXTENZA for ocular itching associated with allergic conjunctivitis	78	2,291	(2,213)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	3,063	61	3,002
OTX-TP for glaucoma and ocular hypertension	—	507	(507)
OTX-TIC for glaucoma or ocular hypertension	2,259	676	1,583
OTX-TKI for wet AMD	3,655	829	2,826
OTX-CSI for treatment of dry eye disease	2,729	601	2,128
OTX-AFS for wet AMD, DME and RVO	104	—	104
Preclinical programs	584	198	386
Unallocated expenses:
Personnel costs	15,342	8,541	6,801
All other costs	8,404	6,516	1,888
Total research and development expenses	$37,505	$21,070	$16,435

Research and development expenses were $37.5 million for the nine months ended September 30, 2021, compared to $21.1 million for the nine months ended September 30, 2020. The increase of $16.4 million was primarily due to an increase of $8.7 million in unallocated expenses, primarily associated with increased personnel costs of $6.8 million to support the number of clinical related programs, and $7.8 million in clinical related programs. For the nine months ended September 30, 2021, we incurred $13.8 million in direct research and development expenses for our product candidates compared to $6.0 million for the nine months ended September 30, 2020. The increase of $7.8 million is related to timing and start of our various clinical trials for our product candidates and development activities related to our preclinical programs. We expect that clinical trial expenses will increase for our product candidates for OTX-TKI due to the recent initiation of our Phase 1 clinical trial in the United States, for OTX-TIC due to the planned initiation of a Phase 2 clinical trial in late 2021, and for OTX-DED due to our ongoing Phase 2 clinical trial initiated in February 2021 and for our ongoing Phase 3 clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement. In addition, we are evaluating the further clinical development of OTX-CSI in light of the recently announced topline Phase 2 clinical trial results.

Selling and Marketing Expenses

	Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$17,384	$12,582	$4,802
Professional fees	5,544	4,993	551
Facility related and other	3,126	2,228	898
Total selling and marketing expenses	$26,054	$19,803	$6,251

Selling and marketing expenses were $26.1 million for the nine months ended September 30, 2021, compared to $19.8 million for the nine months ended September 30, 2020. The increase of $6.3 million was primarily due to increases of $4.8 million in personnel costs associated with the expansion of the commercial workforce to support DEXTENZA.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$12,720	$7,466	$5,254
Professional fees	9,716	5,618	4,098
Facility related and other	1,909	3,198	(1,289)
Total general and administrative expenses	$24,345	$16,282	$8,063

General and administrative expenses were $24.3 million for the nine months ended September 30, 2021, compared to $16.3 million for the nine months ended September 30, 2020. The increase of $8.1 million was primarily due to an increase of $5.3 million of personnel related costs, including stock-based compensation to support the infrastructure of the organization and an increase of $4.1 million in professional fees primarily related to legal fees and other professional service costs.

Other Income (Expense), Net

Other income, net was $57.3 million for the nine months ended September 30, 2021, compared to other expense, net of $21.5 million for the nine months ended September 30, 2020. The change of $78.8 million was due primarily to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $62.2 million due primarily to a decrease in our stock price from January 1, 2021 to September 30, 2021.

Liquidity and Capital Resources

We have had a history of incurring significant operating losses. Our net loss was $2.7 million for the nine months ended September 30, 2021 primarily due to a loss from operations of $60.0 million offset by a change of $62.2 million in the fair value of our derivative liability related to the Convertible Notes during the period. Our net loss was $70.0 million for the nine months ended September 30, 2020, and our net losses were $155.6 million and $86.4 million for the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $542.0 million.

We have generated limited revenue to date. In 2014, we began recognizing revenue from sales of ReSure Sealant. We commercially launched DEXTENZA for post-surgical ocular inflammation and pain in July 2019. All of our other sustained drug delivery products are in various phases of clinical and preclinical development. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis and our obtaining marketing approval for and commercializing other products with significant market potential, including OTX-TKI for wet AMD, OTX-TIC for glaucoma or ocular hypertension, and OTX-CSI and OTX-DED for dry eye disease. While it is difficult to predict the extent or duration of the impact of the global COVID-19 pandemic on future financial results, we anticipate current guidelines and recommendations from the global health authorities, including the delay of elective surgeries, will impact revenue for the remainder of 2021 and potentially beyond.

On June 4, 2021, which we refer to as the Closing Date, we entered into a Fourth Amended and Restated Credit and Security Agreement, or the Fourth Amendment, with MidCap Financial Trust, as administrative agent, or the Administrative Agent, and the lenders party thereto, or the Lenders, which amends and restates our Credit Agreement to refinance our Credit Facility.

Under the Fourth Amendment, the term loans outstanding under the Credit Facility, in the aggregate principal amount of approximately $20.8 million were converted into a new term loan under the Credit Facility as of June 4, 2021, or the Converted Term Loan. The Fourth Amendment also established an additional term loan under the Credit Facility in the principal amount of approximately $4.2 million as of the Closing Date, or the 2021 Term Loan. We refer to the Converted Term Loan and the 2021 Term Loan together as the Term Loans. Under the Credit Facility, the aggregate principal amount of the Term Loans available under the Credit Facility, or the Total Credit Facility Amount, is $25.0 million, the entirety of which was drawn at closing. As of September 30, 2021, the interest rate was 7.75%. In addition, a final payment (exit fee) equal to 3.5% of amounts drawn under the Credit Facility is due upon maturity.

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

Through September 30, 2021, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities, which has resulted in net proceeds of $641.4 million to us.

As of September 30, 2021, we had cash and cash equivalents of $179.3 million; outstanding debt of $24.9 million, net of unamortized discount; and unsecured senior subordinated convertible notes of $37.5 million of aggregate principal amount, plus accrued interest of $5.3 million.

Cash Flows

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of September 30, 2021, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2021	2020

Cash used in operating activities	$(50,397)	$(47,308)
Cash used in investing activities	(563)	(588)
Cash provided by financing activities	2,184	64,101
Net (decrease) increase in cash and cash equivalents	$(48,776)	$16,205

Operating activities. Net cash used in operating activities was $50.4 million for the nine months ended September 30, 2021, primarily resulting from our net loss of $2.7 million and changes in our operating assets and liabilities of $4.6 million, offset by the gain on the change in the fair value of $62.2 million and $15.9 million of non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which significantly offset any contributions from our revenues to date. Our net non-cash charges during the nine months ended September 30, 2021 consisted primarily of $11.1 million of stock-based compensation expense, $1.9 million in depreciation and amortization expense and other non-cash expenses and the gain in fair value of the derivative liability of $62.2 million. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2021 consisted primarily of increases in accrued expenses, accounts receivable, and inventories as we continue to commercialize DEXTENZA.

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

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 totaled $0.6 million and $0.6 million, respectively. For the nine months ended September 30, 2021, net cash used in investing activities is due to $0.6 million of purchases of property and equipment, which consisted primarily of laboratory equipment. For the nine months ended September 30, 2020, net cash used in investing activities is due to $0.6 million of purchases of property and equipment, which consisted primarily of laboratory equipment.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 was $2.2 million and $64.1 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 2021 of $2.2 million consisted primarily of $2.4 million in proceeds from the exercise of stock options, $3.7 million (net) in borrowings under our amended credit facility, $0.5 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan offset by payments on notes payable of $4.2 million.

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

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development and increase our sales and marketing resources to support the commercialization of DEXTENZA and the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States, including the planned commercial launch of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first half of 2022;

●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our products or product candidates;

●	continue ongoing clinical trials of our product candidates OTX-TKI (in both Australia and the United States), OTX-TIC, and OTX-DED and our ongoing clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement;

●	initiate a planned Phase 2 clinical trial for our product candidate OTX-TIC in the fourth quarter of 2021 and a future clinical trial to evaluate DEXTENZA in pediatric subjects with ocular itching associated with allergic conjunctivitis in accordance with the FDA’s post-approval requirement;

●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;

●	continue the research and development of our other product candidates;

●	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our front-of-the-eye and back-of-the-eye programs;

●	seek marketing approvals for any of our product candidates that successfully complete clinical development;

●	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;

●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

●	defend ourselves against legal proceedings;

●	make investments to improve our defenses against cybersecurity;

●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

●	continue to operate as a public company.

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of September 30, 2021, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to continue to commercialize and sell DEXTENZA in the United States;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities;

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;

●	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;

●	the costs of expanding our facilities to accommodate our manufacturing needs and increased headcount;

●	the progress, costs and outcome of our planned and ongoing clinical trials of our extended-delivery drug delivery product candidates, in particular OTX-TIC for the treatment of glaucoma or ocular hypertension, OTX-TKI for the treatment of wet AMD, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;

●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;

●	the amounts we are entitled to receive, if any, from AffaMed as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;

●	the extent of our funding of early-stage development programs;

●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

●	the costs and outcomes of any legal actions and proceedings;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Under the Fourth Amendment, we are permitted to make interest-only payments from July 2021 to April 2024.  We are required to make 19 equal monthly installments of principal in the amount of $1.0 million, plus interest, beginning in May 2024 through November 2025. In the event we achieve certain milestones under the Fourth Amendment, we have the right to extend the maturity of the facility through April 1, 2026 and make 6 equal monthly installments of principal.  We have not assumed the achievement of these milestones for purposes of disclosures herein.

During the nine months ended September 30, 2021, there were no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, we had cash and cash equivalents of $179.3 million, which consisted of money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe the COVID-19 pandemic has adversely affected, and we expect it to continue to adversely affect, the progress of our commercialization of DEXTENZA and our ability to generate revenue from sales of DEXTENZA, as a result of many factors, including:

●	challenges in recruiting key personnel in certain operations of our business;
●	a decrease in patients attending routine ophthalmology appointments or undergoing elective surgical procedures, including cataract surgery;
●	diversion of healthcare resources away from elective surgical procedures, including cataract surgery, to focus on pandemic concerns;
●	potential interruptions in global shipping affecting the transport of raw materials used in the manufacture of our product, drug product, patient samples and related literature and similar issues related to current economy-wide supply chain concerns; and
●	the prolonged impact on travel that might continue to interrupt key commercialization activities, such as travel by our key account managers, which could adversely impact the progress of our commercialization of DEXTENZA.

While we saw improvement in certain of these factors earlier in 2021 as a result of the increased availability of vaccines and a reduction in COVID-19 infections in the United States, we saw the renewed impact of the COVID-19 pandemic with the recent surge of the delta variant. Elective ophthalmology surgeries declined during that period, which we believe led to slower than expected in-market sales of DEXTENZA during certain parts of the quarter ended September 30, 2021.

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

Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability to provide materials for our product candidates, the operations of our clinical trials, or the regulatory review process could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results. For example, we saw a slight slowdown in our enrollment in the fourth cohort of our Phase 1 clinical trial evaluating OTX-TIC due to COVID-19. As a result, we provided interim topline data for this clinical trial in the first quarter of 2021 instead of the fourth quarter of 2020 as originally planned. If similar delays affect our enrollment of our planned Phase 2 clinical trial for OTX-TIC or any of our ongoing or planned clinical trials, the completion of such trials could be delayed. For example, we are currently experiencing slow enrollment of the fourth cohort in our OTX-TKI Phase 1 clinical trial due to COVID-19 restrictions in Australia.

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

We have a history of incurring significant operating losses. Our net losses were $86.4 million for the year ended December 31, 2019 and $155.6 million for the year ended December 31, 2020. For the nine months ended September 30, 2021, we reported a net loss of $2.7 million, primarily due to a loss from operations of $60.0 million offset by a change in fair value of our derivative liability of $62.2 million. Although we reported net income of $2.7 million for the three months ended September 30, 2021, this was primarily due to a loss from operations of $19.5 million offset by a change in fair value of our derivative liability of $23.8 million. As of September 30, 2021, we had an accumulated deficit of $542.0 million. We have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our Convertible Notes and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and the commercialization of ReSure Sealant and DEXTENZA® for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis. Although we expect to continue to generate revenue from sales of ReSure Sealant and DEXTENZA, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States, including the planned commercial launch of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first half of 2022;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our products or product candidates;
●	continue ongoing clinical trials for our product candidates OTX-TKI (in both Australia and the United States), OTX-TIC, and OTX-DED and our ongoing clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement;
●	initiate a planned Phase 2 clinical trial for our product candidate OTX-TIC in the fourth quarter of 2021 and a future clinical trial to evaluate DEXTENZA in pediatric subjects with ocular itching associated with allergic conjunctivitis in accordance with the FDA’s post-approval requirement;
●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea and the countries of the Association of Southeast Asian Nations pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;
●	continue the research and development of our other product candidates;

●	conduct research and development activities on novel complement inhibitors with extended duration of activity.
●	seek to identify and develop additional product candidates, including through additional preclinical development activities associated with our front-of-the-eye and back-of-the-eye programs;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, our ongoing clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	defend ourselves against legal proceedings;
●	make investments to improve our defenses against cybersecurity;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

Prior to our commercial launch of DEXTENZA in July 2019, ReSure Sealant was our only source of revenue from product sales. However, sales of ReSure Sealant have not generated, and we do not anticipate that they will ever generate, significant revenue. For us to become and remain profitable, we will need to continue to successfully commercialize DEXTENZA and to successfully develop and commercialize other products with significant market potential. This will require us or our current or future collaborators to be successful in a range of challenging activities, including:

●	successfully continuing to commercialize DEXTENZA in the United States, including by further developing our sales force, marketing and distribution capabilities;

●	successfully completing clinical development of our product candidates, including OTX-TKI, OTX-TIC, OTX-CSI, and OTX-DED;
●	obtaining marketing approval for these product candidates;
●	manufacturing at commercial scale, marketing, selling and distributing DEXTENZA and any other products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third-party payors for our products; and
●	protecting our rights to our intellectual property portfolio.

Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of DEXTENZA. However, the successful commercialization of DEXTENZA in the United States is subject to many risks. The COVID-19 pandemic has reduced the number of elective ophthalmic surgeries performed since mid-March 2020. Although we have seen signs of a partial recovery in the number of cataract surgeries since that time, we believe the number of procedures currently being performed continues to be affected by the COVID-19 pandemic. DEXTENZA is our first significant product launch, and we may not be able to continue to commercialize DEXTENZA successfully. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. We do not anticipate revenue from sales of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis will be sufficient for us to become profitable for several years, if ever. Furthermore, if we are unable to achieve our revenue estimates for DEXTENZA, our ability to raise additional capital may be negatively impacted.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue to commercialize DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and begin to commercialize DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, including expanding our product manufacturing, sales, marketing and distribution capabilities, and advance OTX-TKI, OTX-TIC, OTX-CSI, and OTX-DED through Phase 2 clinical development. We also expect to devote substantial financial resources as we conduct late stage clinical trials for our local programmed-release drug delivery product candidates and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results. In addition, we plan to devote significant financial resources to conducting research and development and potentially seeking regulatory approval for our other product candidates. Accordingly, we will need to obtain substantial additional funding to fully support our continuing operations and ongoing commercialization efforts for DEXTENZA. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of September 30, 2021, we had cash and cash equivalents of $179.3 million, outstanding debt of $25.0 million, net of unamortized discount, and $37.5 million aggregate principal amount of Convertible Notes plus accrued interest of $5.9 million. We believe that our existing cash and cash equivalents of $179.3 million as of September 30, 2021, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues, expenses and reimbursement associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. We have based our estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. Our future capital requirements will depend on many factors, including:

●	our ability to continue to commercialize and sell DEXTENZA in the United States;
●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future;
●	the costs of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future;
●	the costs of expanding our facilities to accommodate our manufacturing needs and headcount;
●	the progress, costs and outcome of our planned and ongoing clinical trials of our extended-delivery drug delivery product candidates, in particular OTX-TIC for the treatment of glaucoma or ocular hypertension, OTX-TKI for the treatment of wet AMD, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;
●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, from AffaMed as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent of our funding of early-stage development programs;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

We are an early-stage company.  Our operations to date have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of our products and product candidates, and commercializing ReSure Sealant and DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis. We have a limited history of commercializing products. To date, we have not generated significant revenue from the sale of either ReSure Sealant or DEXTENZA or revenue that is sufficient to achieve profitability. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have devoted a significant portion of our financial resources and business efforts to the development of our drug-eluting intracanalicular insert products for diseases and conditions of the front of the eye and for our other product candidates.  In particular, we have invested substantial resources to complete the development of DEXTENZA for allergic conjunctivitis and are currently investing substantial resources to complete the development of OTX-TKI for wet AMD, OTX-TIC for glaucoma or ocular hypertension, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease.   We currently have several ongoing and planned clinical trials, including our Phase 1 clinical trials of OTX-TKI in Australia and the United States, our Phase 1 clinical trial of OTX-TIC, and our Phase 2 clinical trial for OTX-DED. In addition, we continue to assess the topline data from our Phase 2 clinical trial data for OTX-CSI to inform further clinical development in the program. If these or other clinical trials of any product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether our products and product candidates will receive marketing approval or reach successful commercialization. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis and our obtaining marketing approval for and commercializing other products with significant market potential.

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

In our Phase 2 clinical trial for OTX-CSI for the treatment of dry eye disease, for which we announced results in October 2021, OTX-CSI did not meet the primary endpoint of the clinical trial. The Phase 2, U.S.-based, randomized, double-masked, multi-center, vehicle-controlled clinical trial was designed to evaluate safety, tolerability, durability, and efficacy of two different formulations of OTX-CSI by measuring signs and symptoms of dry eye disease in 140 subjects treated in both eyes over approximately 16 weeks (a 12-week study period, with an additional 4-week safety follow-up). The four groups evaluated in this study were: OTX-CSI for a shorter duration (2-3 months formulation-F1, n=42), OTX-CSI for a longer duration (3-4 months formulation-F2a, n=40), vehicle insert for a longer duration (3-4 months formulation-F2b, n=43) and vehicle insert for a very short duration (1 week formulation-F3, n=22). The study did not show separation between the OTX-CSI treated subjects (both formulations) and the vehicle treated subjects (both formulations) for the primary endpoint of increased tear production at 12 weeks as measured by the Schirmer’s Test. We intend to review the Phase 2 data for additional information, including baseline characteristics of the subject population and retention data showing lower than anticipated insert retention rates in the active drug groups, and to assess the impact and reasons for lower than expected retention rates before determining next steps for this program.

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

As part of our restructuring plan announced in November 2019, we decided to defer certain development programs as part of an initiative to reduce expenses and prioritize our resources to focus on commercializing DEXTENZA for post-surgical ocular inflammation and pain, completing the Phase 3 clinical trial of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, a Phase 1 clinical trial of OTX-TIC for the treatment of glaucoma and ocular hypertension, and a Phase 1 clinical trial of OTX-TKI for the treatment of wet AMD.

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

We manufacture DEXTENZA, ReSure Sealant and our product candidates for use in clinical trials, research and development and commercial efforts at our single-site clinical and commercial manufacturing facility located in Bedford, Massachusetts.  In order to meet our business plan, which contemplates our scaling up manufacturing processes to support the commercialization of our current products and the development and potential commercialization of our current and future product candidates, we will need to upgrade and expand our existing manufacturing facility, or relocate to another manufacturing facility; add manufacturing, quality and support personnel; ensure that new processes, systems, and facilities are qualified and validated; and ensure that any new processes and systems are consistently implemented in our facility or facilities.  The upgrade and expansion of our facility, or the relocation to an additional facility, will require additional regulatory approvals including FDA audits of such new processes, systems, and facilities.  In addition, it will be costly and time-consuming to expand our facility or relocate to another facility and recruit necessary additional personnel.  If we are unable to expand our manufacturing facility or relocate to another facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates and meeting customer demand for our products, which could materially damage our business and financial position.  For example, we are not currently manufacturing ReSure Sealant in order to focus our manufacturing resources on supporting the commercialization of DEXTENZA.

We must comply with federal, state and foreign regulations, including quality standards applicable to medical device and pharmaceutical manufacturers, such as cGMP, which are enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business.  These requirements include, among other things, quality control, quality systems and the maintenance of records and documentation.  For example, between March 2015 and May 2018, we received multiple Form 483s from the FDA containing inspectional observations relating to inadequate procedures for documenting follow-up information pertinent to the investigation of complaints and for evaluation of complaints for adverse event reporting; process controls, analytical testing and physical security procedures related to manufacture of our drug product for stability and commercial production purposes; and procedures for manufacturing processes and analytical testing related to the manufacture of drug product for commercial production. In each of July 2016 and July 2017, we also received a Complete Response Letter, or CRL, from the FDA regarding our NDA for DEXTENZA pertaining to, among other things, the deficiencies in manufacturing processes, controls, and analytical testing identified during pre-NDA approval inspections of our manufacturing facility documented on Form 483s. We may be subject to similar inspections and requirements in connection with subsequent applications for other product candidates or DEXTENZA or in connection with periodic, routine inspections for products for which we have received marketing authorization.

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

If our sole clinical and commercial manufacturing facility is damaged or destroyed or production at this facility is otherwise interrupted, our business and prospects would be negatively affected.

If our single-site manufacturing facility or the equipment in it is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all.  In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another facility or to a third party.  Even if we could transfer our manufacturing to another facility or a third party, the shift would likely be expensive and time-consuming, particularly since any new facility would need to comply with the necessary regulatory requirements and to be inspected and qualified.  We would also need FDA approval before any products manufactured at that facility could be used for commercial supply.  In the case of any disruption in our manufacturing operations at this facility, we may not have sufficient quantities of our product candidates to meet our clinical trial requirements or of our product inventory to meet our commercial requirements. Such an event could delay our clinical trials or, particularly because we maintain limited commercial product inventory, reduce our product sales.

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

We also expect DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis to be priced at a premium to certain treatment alternatives. As a result, we believe that certain payors will “step-edit” DEXTENZA for this indication, meaning that patients will be asked to try lower priced therapeutics before the payor may be willing to reimburse the use of DEXTENZA.

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

We have limited experience in the sale, marketing and distribution of drug and device products.  To achieve commercial success for DEXTENZA, ReSure Sealant, and any product candidate for which we obtain marketing approval, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We have built our own highly targeted, key account sales force for DEXTENZA that focuses on ambulatory surgical centers, or ASCs, responsible for the largest volumes of cataract surgery.

If we decide to commercialize any of our products outside of the United States, we would expect to utilize a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product that receives marketing approval.  We believe that our existing sales force will be able to effectively market and sell DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis.  In connection with our planned commercial launch of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first half of 2022, however, we will need to expand our sales efforts into ophthalmologists’ offices. We believe that certain other of our product candidates, if they are successfully developed and obtain marketing approval, would also be primarily used in the office setting. We believe the office setting offers a unique set of potential challenges. If we are unsuccessful in adapting our marketing efforts to include the office setting, our ability to commercialize DEXTENZA to its fullest potential or any future product candidates used in the office setting would be adversely affected.

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

DEXTENZA, ReSure Sealant or any product candidate for which we obtain marketing approval in the United States or in other countries may not be considered medically reasonable and necessary for a specific indication, may not be considered cost-effective by third-party payors, coverage and an adequate level of reimbursement may not be available, and reimbursement policies of third-party payors may adversely affect our ability to sell our products and product candidates profitably.   ReSure Sealant is not separately reimbursed when used as part of a cataract surgery procedure, which could limit the degree of market acceptance of this product by surgeons.  DEXTENZA is currently considered a post-surgical product, in the same fashion as eye drops. However, if DEXTENZA were instead categorized as an intra-operative product, it would not be subject to separate reimbursement in ASCs and hospital out-patient departments, or HOPDs, which could likewise limit its market acceptance.

DEXTENZA is scheduled to lose transitional pass-through status in July 2022. In November 2021, CMS, in its annual rulemaking, has indicated that DEXTENZA will be paid separately in the ASC and HOPD settings through 2022 despite its scheduled loss of pass-through status. CMS also indicated that DEXTENZA is eligible for separate payment in the ASC setting beyond 2022 because it meets the criteria set forth for non-opioid pain management drugs as a surgical supply provision. There can be no assurance that CMS will not change the criteria applicable to non-opioid pain management drugs for 2023 or beyond. If DEXTENZA is no longer eligible for reimbursement separately from ophthalmic surgery, due to the loss of pass-through status or otherwise, our net product revenues, which currently consist primarily of DEXTENZA sales in reliance on separate reimbursement through pass-through status, would decline significantly, and our ability to generate revenues from future sales of DEXTENZA to ASCs and HOPDs for the treatment of post-surgical ocular inflammation and pain would be adversely affected.

In addition, CMS, during the same rulemaking cycle, made a final recommendation on the fixed reimbursement amount for the procedure of inserting DEXTENZA, a Category I Current Procedural Terminology, or CPT, code 68841 to replace DEXTENZA’s current Category III CPT code 0365T, effective January 1, 2022. The physician fee for the insertion of DEXTENZA into the canaliculus will be $31.58 in the ASCs and HOPDs and $37.29 in the physician’s office for unilateral insertion as of January 1, 2022 under the new Category I code. As this new fee is lower than reimbursement many physicians currently receive, it may have an adverse effect on physicians’ desire to use DEXTENZA and, as a result, on our ability to continue to commercialize DEXTENZA successfully. Additionally, although CMS established these reimbursement amounts for 2022, CMS will review such determination as part of its annual rulemaking cycle, and such amount could be further reduced in the future. Physicians’ desire to use DEXTENZA could also be adversely impacted if competitive products secure higher procedure payments for their use than DEXTENZA, negatively impacting our ability to continue to commercialize DEXTENZA successfully.

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

We have in the past entered into collaboration agreements with third parties, including our collaborations with AffaMed and with our former collaborator, Regeneron, and expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize DEXTENZA, ReSure Sealant, or any of our product candidates for which we obtain marketing approval in markets outside the United States.  We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our products and product candidates or if we determine that such third-party arrangements are otherwise beneficial.  We also may seek additional third-party collaborators for development and commercialization of other product candidates.  Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.  Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Collaboration agreements may not lead to the development or commercialization of products or product candidates in the most efficient manner, or at all.  If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration.  If we do not receive the funding we expect under these agreements, our development of our products or product candidates could be delayed and we may need additional resources to develop our products or product candidates.  For example, our former collaborator Regeneron terminated our collaboration in August 2021. As a result of the termination, we were relieved of obligations to reimburse Regeneron for certain development costs, up to an aggregate amount of $30.0 million in certain circumstances, were Regeneron to exercise its option but also ceased to be eligible to receive (i) reimbursement from Regeneron for ongoing research and development activities, (ii) a fee upon exercise of its option, (iii) payments upon the achievement of specified development and regulatory milestones of the products developed under the collaboration, or (iv) tiered, escalating royalties on such products. All of the risks relating to product development, regulatory approval and commercialization described in this prospectus supplement also apply to the activities of our collaborators.

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

We have been made aware by a third party of patents relating to intracanalicular inserts that may relate to, and potentially could be asserted against, our intracanalicular insert product and product candidates, including DEXTENZA. We believe that DEXTENZA does not infringe any claims of these patents. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to claims of invalidity. We initiated legal proceedings against one of these patents and administrative proceedings against the other two patents in order to show that DEXTENZA does not infringe the claims of these patents or that these patents are invalid. Legal proceedings related to one of these patents has been dismissed by agreement of the parties without prejudice. The USPTO decided to proceed with the administrative proceeding related to one of the patents while declining to do so for the other after determining that we had not established a reasonable likelihood that we would prevail in establishing the unpatentability of certain claims. In June 2020, for the patent for which the USPTO decided to proceed with administrative proceedings, the PTAB, after an inter partes review, determined that we had proven by a preponderance of the evidence that all claims of the patent at issue held by such third party were invalid. The third party appealed this decision, and in November 2021, the United States Court of Appeals for the Federal Circuit affirmed the holding of the PTAB. It is possible that the third party will seek further appeals of this decision in the future. We continue to believe that DEXTENZA does not infringe the claims of these patents and that, if and to the extent it were asserted against DEXTENZA, such patent would be subject to a claim of invalidity. We have become aware that the USPTO has recently issued a patent filed by this third party related to intracanalicular inserts containing dexamethasone. If this patent were asserted against DEXTENZA or other of our product candidates, we believe such patent would be non-infringed and subject to a claim of invalidity.

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

The activities associated with the development and commercialization of our products and product candidates, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only received approval to market DEXTENZA and ReSure Sealant in the United States, and have not received approval to market any of our product candidates or to market DEXTENZA or ReSure Sealant in any jurisdiction outside the United States. Further, we have only received approval to market DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis and have not received approval to market DEXTENZA for any other indications. We may determine to seek a CE Certificate of Conformity, which demonstrates compliance with relevant requirements and provides approval to commercialize ReSure Sealant in the European Union. If we are unable to obtain a CE Certificate of Conformity for DEXTENZA, ReSure Sealant, or any of our product candidates for which we seek European regulatory approval, we will be prohibited from commercializing such product or products in the European Union and other places which require the CE Certificate of Conformity. In such a case, the potential market to commercialize our products may be significantly smaller than we currently estimate.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the CCPA does currently exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects, known as the Common Rule. The CCPA also has been amended through a recent referendum in California that creases additional obligations beginning in 2023. Some other states have adopted, and many other states are considering, similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

As of December 31, 2020, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of $354.7 million and $274.9 million, respectively. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2026. Our federal NOLs generated for the years ended after December 31, 2018, which amounted to a total of $229.1 million, can be carried forward indefinitely. As of December 31, 2020, we also had available research and development tax credit carryforwards for federal and state income tax purposes of $9.2 million and $5.0 million, respectively, which begin to expire in 2026 and 2025, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. As described below under the heading “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the 2017 Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our net operating losses, or NOLs, to offset taxable income in the future. Nor is it clear how various states will respond to the 2017 Tax Act; the Families First Coronavirus Response Act, or FFCR Act; or the CARES Act. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. Furthermore, the use of NOL carryforwards may become subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. We have not conducted a full study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. As a result, we are uncertain as to whether we have completed one or more transactions since our inception which may have resulted in an ownership change under Section 382 of the Code.  In addition, there may be changes in our stock ownership, some of which are outside of our control, that could result in ownership changes in the future.  For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

Our stock price may be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	our success in commercializing DEXTENZA, ReSure Sealant and any product candidates for which we obtain marketing approval;
●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates, including our planned announcement of topline results from our Phase 2 clinical trial of OTX-DED in the first quarter of 2022;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific or management personnel;

●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts and the efforts of our current and future collaborators to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of ophthalmic diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the ability to secure third-party reimbursement for our products or product candidates;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, political and social, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Companies may qualify as smaller reporting companies if (i) they have a non-affiliate public float of less than $250 million or (ii) they have annual revenues of less than $100 million and have a non-affiliate public float of less than $700 million, in each case determined on an annual basis. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting.  On January 1, 2020, we became subject to the requirement to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm because we were no longer an emerging growth company.  Although the SEC has provided certain smaller reporting companies relief from this requirement to include an attestation report, we will continue to document and evaluate our internal control over financial reporting, which is both costly and challenging, to maintain compliance with other provisions of Section 404.  In this regard, we will continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.  Despite our efforts, there is a risk that neither we nor, if required, our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.  If we or our independent registered public accounting firm identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Open Market Sale AgreementSM, dated as of August 9, 2021, by and between Ocular Therapeutix, Inc. and Jefferies LLC	8-K	001-36554	08/9/2021	1.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: November 8, 2021	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)