Form 10-K
period 2021-12-31
OCULAR THERAPEUTIX, INC
filed 2022-02-28
CIK 1393434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ◻  Yes     ⌧  No

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

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

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,079 million. The number of shares outstanding of the registrant’s class of common stock, as of February 24, 2022: 76,754,160.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our ongoing and planned clinical trials, including our Phase 1 clinical trials of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD, our Phase 2 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension, and our clinical trials to evaluate DEXTENZA in pediatric subjects following cataract surgery and in pediatric subjects with ocular itching associated with allergic conjunctivitis;
●	our commercialization efforts for our product DEXTENZA®;
●	our plans to develop, seek regulatory approval for and commercialize OTX-TKI; OTX-TIC; OTX-CSI; OTX-DED and our other product candidates based on our proprietary bioresorbable hydrogel technology platform;
●	our ability to manufacture DEXTENZA, ReSure® Sealant and our product candidates in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA, and other product candidates;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA, ReSure Sealant, and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA, ReSure Sealant and our product candidates;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA, ReSure Sealant and any additional products for which we may obtain marketing approval in the future;
●	our intellectual property position;

●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	the costs and outcomes of legal actions and proceedings;
●	uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition; and
●	our competitive position.

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

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward looking statements included in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K. We do not assume, and we expressly disclaim, any obligation or undertaking to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors.”

This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this prospectus and the documents incorporated by reference herein may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies' trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Summary of Risks Related to our Business

Our business, financial condition, results of operations, future growth prospects and common stock price are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	We have a history of incurring significant losses. Our net loss was $155.6 million for the year ended December 31, 2020, primarily due to a loss from operations of $62.8 million and a change in fair value of a derivative liability of $86.2 million. Our net loss was $6.6 million for the year ended December 31, 2021, primarily due to a loss from operations of $78.0 million offset by a change in fair value of a derivative liability of $78.1 million. As of December 31, 2021, we had an accumulated deficit of $545.8 million. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.

●	We will need substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.
●	We depend heavily on the success of DEXTENZA and our product candidates. Our ability to generate product revenues sufficient to achieve profitability is dependent on our successful commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis and our obtaining marketing approval for and successfully commercializing our product candidates.
●	Clinical trials of our product candidates may not be successful. If we experience delays or difficulties in enrollment, serious adverse events or side effects are identified, or any other unforeseen events occur in connection with clinical trials of any of our product candidates, or if clinical trials of any of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
●	We may not be successful in our efforts to develop additional products and product candidates based on our bioresorbable hydrogel technology platform or to expand the use of our bioresorbable hydrogel technology for treating additional ophthalmic diseases and conditions.
●	The COVID-19 pandemic has disrupted, and is expected to continue to adversely affect, our operations, including our commercialization of DEXTENZA, our ability to generate revenue from sales of DEXTENZA and ReSure Sealant and our enrollment of certain clinical trials. We cannot be certain of the overall impact of COVID-19 on our business, financial condition and results of operations.
●	We have a single-site clinical and commercial manufacturing facility. We also depend from time to time on single-source suppliers for certain materials used in the manufacturing of our products and product candidates. If we have a material disruption in our manufacturing operations at this facility, or if we are unable to obtain sufficient components of our products and product candidates from our suppliers on acceptable terms or at all, we may not have sufficient quantities of our product candidates to meet our clinical trial requirements or of our product inventory to meet our commercial requirements. Such an event could delay our clinical trials or, particularly because we maintain limited commercial inventory, could reduce our product sales.
●	DEXTENZA, ReSure Sealant and any product candidates for which we obtain marketing approval may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business. We expect DEXTENZA to be reimbursed by CMS for the treatment of post-surgical ocular inflammation and pain separately from the underlying surgical procedure in the ambulatory surgery center, or ASC, and hospital out-patient, or HOPD, settings through 2022 and in the ASC setting beyond 2022. However, there can be no assurance that CMS will not change the criteria for separate reimbursement in the ASC for 2023 or beyond. If DEXTENZA is no longer eligible for reimbursement separate from ophthalmic surgery, due to the loss of pass-through status or otherwise, our net product revenues would decline significantly, and our ability to generate revenues from future sales of DEXTENZA to ASCs and HOPDs for the treatment of post-surgical ocular inflammation and pain would be adversely affected. CMS has also adopted fixed reimbursement amounts for the procedure of inserting DEXTENZA, effective January 1, 2022, that are lower than the prior procedure reimbursement levels, and there can be no assurance the rates will not be further reduced in the future. A low procedure reimbursement could adversely impact our ability to generate revenues related to DEXTENZA. Additionally, competitive products that realize superior product reimbursement and/or higher procedure payment could also negatively impact our ability to generate revenues from future sales of DEXTENZA.
●	If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, maintain regulatory compliance for our manufacturing operations, obtain and maintain patent protection for or gain market acceptance by physicians, patients and third-party payors and others in the medical community of DEXTENZA, ReSure Sealant or any of our product candidates for which we obtain marketing approval, or experience significant delays in doing so, our business will be materially harmed and our ability to generate revenues from product sales will be materially impaired.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
●	Our products face and, if approved, our product candidates will face competition from generic and branded versions of existing drugs, many of which have achieved widespread acceptance among physicians, payors and patients for the treatment of ophthalmic diseases and conditions. In addition, because the active pharmaceutical ingredients in our products and leading product candidates are available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe our patent rights.
●	Even if we successfully obtain marketing approval for one or more of our product candidates, the approved product will be subject to ongoing review and extensive regulation.
●	Our stock price may be volatile and fluctuate substantially. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. We have previously, and we may in the future, be the target of legal proceedings related to declines in our stock price.

PART I

Item 1.	Business

Overview of Ocular Therapeutix

We are a biopharmaceutical company focused on the formulation, development, and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary bioresorbable hydrogel-based formulation technology. Core to our strategy is (i) to continue to build upon our experience commercializing ophthalmology products that can be administered primarily in the surgical and/or office settings and (ii) to continue to develop a clinical pipeline of innovative ophthalmology products that address large areas of unmet need.

We currently have two FDA-approved products in commercialization in the United States: DEXTENZA, an intracanalicular insert for the treatment of both post-surgical ocular inflammation and pain and ocular itching associated with allergic conjunctivitis, and ReSure Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery. We also have product candidates in preclinical and clinical development designed to utilize our proprietary, bioresorbable hydrogel technology to treat retinal diseases including wet age-related macular degeneration, or wet AMD; glaucoma and ocular hypertension; and ocular surface diseases and conditions including dry eye disease.

We incorporate therapeutic agents that have previously received regulatory approval from the U.S. Food and Drug Administration, or FDA, including small molecules and proteins, into our proprietary bioresorbable hydrogel-based formulation technology in our internal drug development activities, with the goal of providing local programmed release to tailor the duration and amount of drug to be delivered to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intravitreal implants, suprachoroidal implants, intracameral implants and intracanalicular inserts.

Commercial Portfolio

Post-Surgical Ocular Inflammation and Pain

Ocular Itching Associated with Allergic Conjunctivitis

DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg for intracanalicular use for the Treatment of Post-Surgical Ocular Inflammation and Pain

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert for the treatment of post-surgical ocular inflammation and pain. The FDA approved a new drug application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain in November 2018 and approved a supplemental new drug application, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation in June 2019. In July 2019, we commercially launched DEXTENZA in the United States. DEXTENZA is the first FDA-approved, physician-administered intracanalicular insert delivering dexamethasone to treat post-surgical ocular inflammation and pain for up to 30 days with a single administration.

In October 2021, the FDA approved an sNDA for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication. With the approval, DEXTENZA is the first FDA-approved, physician-administered intracanalicular insert for the delivery of a preservative-free drug for the treatment of ocular itching associated with allergic conjunctivitis with a single administration for up to 30 days. DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis also represents our first indication approved to be administered in a physician’s office during a routine, non-surgical appointment. In the first quarter of 2022, we are commercially launching DEXTENZA in the United States for the treatment of ocular itching associated with allergic conjunctivitis.

Prevention of Wound Leaks Following Cataract Surgery

ReSure Sealant

In 2014, we commercially launched ReSure Sealant in the United States as a device approved to prevent wound leaks in corneal incisions following cataract surgery. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure.

As of the fourth quarter of 2021, we have suspended the production of ReSure in order to focus our manufacturing resources to support the commercialization of DEXTENZA. We have received only limited revenues from ReSure Sealant to date.

Clinical Portfolio

Our clinical portfolio is comprised of our development efforts in our retinal disease program, glaucoma program and ocular surface disease programs.

Retinal Disease Program

OTX-TKI (axitinib intravitreal implant)

Our product candidate OTX-TKI is a preformed, bioresorbable hydrogel fiber implant incorporating a small molecule tyrosine kinase inhibitor, or TKI, axitinib, with anti-angiogenic properties delivered by intravitreal injection and designed for a duration of six months or longer. We are conducting a Phase 1 clinical trial of OTX-TKI in Australia and a Phase 1 clinical trial in the United States. The U.S.-based Phase 1 clinical trial is fully enrolled, and we expect to report interim, six-month data in the second half of 2022.

At the Angiogenesis, Exudation, and Degeneration 2022 Meeting held in February 2022, we presented interim data from the ongoing Phase 1 clinical trial of OTX-TKI for the treatment of wet AMD conducted in Australia. In subjects with subretinal and/or intraretinal fluid due to wet AMD, OTX-TKI was observed to be generally well tolerated with a favorable safety profile to date. This data also showed a preliminary signal of biological activity as observed by a clinically-meaningful decrease in intraretinal and/or subretinal fluid. Extended duration of activity was observed with over 60% of subjects across all cohorts and with over 80% of subjects in cohort 3a (600μg) with a duration of activity of six months or more that we believe could represent a compelling drug product profile.

Glaucoma Program

OTX-TIC (travoprost intracameral implant)

Our product candidate OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. In the fourth quarter of 2021, we initiated a randomized, double-masked, active-controlled Phase 2 clinical trial in which we plan to enroll approximately 105 subjects with open-angle glaucoma at 15-20 sites between three arms of approximately 35 subjects each to evaluate two formulations of OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension in patients compared to DURYSTA™. We expect to dose the first patient in the first quarter of 2022.

At Glaucoma 360 in February 2022, we presented interim data from a Phase 1 clinical trial evaluating OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension. This data highlighted the product candidate’s ability to cause a clinically meaningful decrease in intraocular pressure for six months or longer while preserving corneal health. We believe these results are comparable to the decrease in intraocular pressure seen with topical travoprost, the current standard of care, and represent OTX-TIC’s potential for a unique and differentiated drug product profile. OTX-TIC was observed to be generally well tolerated with a favorable safety profile to date and endothelial cell counts, pachymetry assessments, and slit lamp examinations in subjects indicated no changes from baseline.

Ocular Surface Disease Programs

Dry Eye Disease

OTX-CSI (cyclosporine intracanalicular insert)

Our product candidate OTX-CSI incorporates the FDA-approved immunomodulator cyclosporine as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. The product candidate is designed for a duration of three to four months for patients suffering from moderate to severe dry eye and to be administered by a physician as a bioresorbable intracanalicular insert.

We announced topline results from a Phase 2 clinical trial evaluating two different formulations of OTX-CSI for the chronic treatment of dry eye disease in October 2021. The study did not show separation between the subjects receiving OTX-CSI (two formulations) and the subjects receiving the vehicle (both formulations). Overall, the OTX-CSI insert (both formulations) was observed to be generally well tolerated with a favorable safety profile to date.

We are currently developing an appropriate clinical-regulatory development and manufacturing plan. This plan will include additional formulation work for the OTX-CSI insert to allow improved retention and the development of an appropriate vehicle comparator.

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

We announced the topline results for a Phase 2 clinical trial evaluating OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease in December 2021. The clinical trial achieved its pre-specified primary endpoint. While the clinical trial was not powered to show statistical significance, the topline results demonstrated a statistically significant change of bulbar conjunctival hyperemia from baseline to day 15 compared to vehicle hydrogel using a central reading photographic assessment in the modified ITT population. Both formulations of OTX-DED were observed to have a favorable safety profile and to be generally well tolerated.

We are currently developing an appropriate clinical-regulatory development and manufacturing plan. This plan will include additional formulation work for the OTX-DED insert and the development of an appropriate vehicle comparator.

AffaMed License Agreement

In October 2020, we entered into a license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA and OTX-TIC in mainland China, Hong Kong, Macau, and Taiwan; South Korea; and the ASEAN markets (Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand and Vietnam). Under the terms of the agreement, we received an upfront payment of $12 million and became eligible to receive development, regulatory and commercial milestone payments and clinical development support payments of up to $91 million in the aggregate, as well as royalties from future product sales. In the fourth quarter of 2021, we received a $1 million milestone payment; we expect to recognize a clinical support payment of another $2 million in the first quarter of 2022 in connection with dosing the first patient in a Phase 2 clinical trial evaluating OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension. Royalties are tiered and will range from the low teens to low twenty percent range. In return, we agreed to grant AffaMed exclusive rights to develop and commercialize DEXTENZA for the treatment of post-surgical inflammation and pain following ophthalmic surgery and ocular itching in patients with allergic conjunctivitis, and OTX-TIC for the reduction of elevated intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension in specified Asian markets. In January 2022, AffaMed announced that it had dosed its first patient in a real-world study conducted in China evaluating the safety and efficacy of DEXTENZA for the treatment of ocular inflammation and pain post-cataract surgery. We retain the right to develop and commercialize DEXTENZA and OTX-TIC in all other global markets.

Additional Potential Areas for Growth

We continue to leverage the potential of our hydrogel platform to explore areas for growth with our focus on formulating, developing and commercializing innovative therapies for diseases and conditions of the eye. In June 2021, we entered into an agreement with Mosaic Biosciences, Inc., or Mosaic, to identify new targets and discover novel therapeutic agents aimed at the treatment of dry age-related macular degeneration, or dAMD.

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

Product Pipeline

The following table summarizes the status of our key product development programs and DEXTENZA, our primary marketed product. We hold worldwide exclusive commercial rights to the core technology underlying all of our products in development and have not granted commercial rights to any marketing partners that remain outstanding other than a license agreement and collaboration with AffaMed for the development and commercialization of DEXTENZA and OTX-TIC in the geographies agreed to between the parties.

PRODUCT/PROGRAM	THERAPEUTIC FOCUS	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	REGULATORY APPROVAL
SURGICAL						
Dextenza® (dexamethasone ophthalmic insert) 0.4 mg	Postsurgical ocular inflammation and pain					
OFFICE						
Dextenza® (dexamethasone ophthalmic insert) 0.4 mg	Ocular itching associated with allergic conjunctivitis					
RETINA						
OTX-TKI (axitinib intravitreal implant)	Wet AMD, DME and RVO*					
GLAUCOMA						
OTX-TIC (travoprost intracameral implant)	Glaucoma and ocular hypertension					
OCULAR SURFACE DISEASES						
OTX-CSI (cyclosporine intracanalicular insert)	Dry eye disease					
OTX-DED (dexamethasone intracanalicular insert)	Episodic dry eye disease					

*Wet Age-related Macular Degeneration (Wet AMD), Diabetic Macular Edema (DME), Retinal Vein Occlusion (RVO)

Our Strategy

Our strategy is to build an ophthalmology-focused biopharmaceutical company that capitalizes on the gaps that we believe increasingly exist in the ophthalmology sector between single product companies and large, multi-product pharmaceutical companies. Core to our strategy is (i) to continue to build upon our experience in commercializing ophthalmology products that can be administered primarily in the surgical and/or office settings and (ii) to continue to develop a clinical pipeline of innovative ophthalmology products that address large areas of unmet need. The key tactics of our strategy are:

●Expand commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis. We are reorganizing our established commercial sales effort into two business units in the United States: the surgical business unit, which will focus primarily on ambulatory surgery centers, or ASCs, that generate the largest volume of cataract surgeries, for the treatment of ocular inflammation and pain; and the office business unit, which will focus on the offices of ophthalmologists and optometrists and the promotion of DEXTENZA for both the treatment of inflammation and pain and ocular itching associated with allergic conjunctivitis. We expect to grow our salesforce in both the surgical and office settings not only to increase the active number of accounts but to also penetrate each of those account types more deeply.

●Advance our clinical development programs. We have deep experience in developing innovative ophthalmology products from discovery through regulatory approval while minimizing the development risks often associated with new chemical entities. Our current development pipeline includes:

●	OTX-TKI: We are conducting an Australian based Phase 1 clinical trial and a U.S.-based Phase 1 clinical trial to treat wet AMD by addressing the limitations of durability associated with the existing standard of care. If we obtain favorable results, we intend to advance the program into a Phase 2 clinical trial in the United States.
●	OTX-TIC: We have initiated a U.S.-based Phase 2 clinical trial for the treatment of open-angle glaucoma or ocular hypertension. If we obtain favorable data from this clinical trial, we intend to advance the program into a Phase 3 clinical trial.
●	OTX-CSI: We have completed a Phase 2 clinical trial for the treatment of chronic dry eye disease. We continue to evaluate the data from this trial including, among other things, retention rates of the OTX-CSI inserts, or how long the inserts were observed to remain in the canaliculus, as well as the duration of the vehicle hydrogel inserts.
●	OTX-DED: We have completed a Phase 2 clinical trial for the treatment of the short-term signs and symptoms of dry eye disease. We continue to evaluate the data from this trial including, among other things, the duration of the vehicle hydrogel inserts.

●Leverage our commercial infrastructure with additional ophthalmology products for both the surgical and office settings. We have an active business development effort to identify and assess opportunities to partner, in-license or potentially acquire ophthalmology products that we believe could complement our existing product offerings.

●Continue to develop experience and expertise with buy and bill products. Key to our success is the ability to effectively commercialize buy and bill products in both the surgical and office settings. We intend to continue to develop expertise in the selling and reimbursement of these types of products. Buy and bill refers to the process by which an ASC, hospital outpatient department, or HOPD, or physician’s office acquires medication that the provider then administers in its respective site of care. The “buy” part refers to the provider being responsible for ordering and purchasing the drug. The “bill” part refers to the provider directly billing third-party payors for reimbursement, typically Medicare or commercial payors.

●Apply our local programmed-release hydrogel-based technology to create additional proprietary solutions for ophthalmic diseases and conditions. We are assessing preclinical product candidates for the ophthalmic space that leverage not only our proprietary PEG-based bioresorbable hydrogel technology platform, but also active pharmaceutical ingredients used in FDA-approved ophthalmic drugs that are or are expected to become available on a generic basis. From time to time, we are also in discussions with other ophthalmic companies regarding potential collaborations to combine our local programmed-release hydrogel technology with their proprietary drug formulations to address additional diseases and conditions of the eye.

●	Address rest-of-world commercial opportunities through licensing and collaboration agreements. Similar to the collaboration that we have established with AffaMed, we will continue to consider arrangements with other companies to address market opportunities outside of the United States.

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

We currently focus on some of the largest markets in ophthalmology. According to the Market Scope 2021 reports, our product candidates seek to address select indications within segments of ophthalmology that, in the aggregate, account for more than $20 billion in global annual sales.

Retinal Diseases

Wet AMD

One of the principal retinal diseases is wet AMD, a serious disease of the central portion of the retina, known as the macula, an oval-shaped pigmented area that is responsible for detailed central vision and color perception. Wet AMD is characterized by abnormal new blood vessel formation, referred to as neovascularization, which results in blood vessel leakage and retinal distortion. If untreated, neovascularization in wet AMD patients typically results in formation of a scar under the macular region of the retina. The current standard of care for wet AMD is treatment with drugs that target VEGF, one of several proteins involved in neovascularization.

Wet AMD is the most common cause of visual impairment among elderly patients in developed countries. According to the Market Scope 2021 Retinal Pharmaceuticals Market Report, there are approximately 8.8 million people in the United States who suffer from vision-threatening retinal diseases. This population is expected to grow at a 2.2% compound annual growth rate through 2026.

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

Market Data

The global market for retinal disease was approximately $14.1 billion in 2021 and is estimated to grow at approximately 6% per year through 2026 according to Market Scope. The U.S. market accounted for just over 50% of the global market or $7.6 billion in 2021.

The anti-VEGF market for the treatment of wet AMD consists predominantly of three drugs that are approved for marketing and primarily prescribed for the treatment of wet AMD: Eylea, marketed in the United States by Regeneron; Lucentis, marketed in the United States by Genentech; and bevacizumab, an anti-VEGF therapy approved for the treatment of certain cancers, used off-label in ophthalmology.

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

According to Market Scope, it is estimated that there were 111.1 million people globally in 2021 with primary open-angle glaucoma or ocular hypertension. In the United States, it is estimated there were 4.3 million and 3.5 million who had primary open-angle glaucoma or ocular hypertension, respectively. Both groups are estimated to grow by 2.3% annually through 2026. The primary goal of glaucoma treatment is to slow the progression of this chronic disease by reducing IOP, and many medications can accomplish this. Importantly, however, adherence to current topical glaucoma therapies is known to be particularly poor with reported rates of non-adherence from 30% to 80%. These low compliance rates may be associated with disease progression and loss of vision and may be part of the reason that glaucoma is a leading cause of blindness in people over 60 years of age.

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

Market Data

The global market for glaucoma was estimated by Market Scope at $4.8 billion in 2021 with the U.S. market representing $1.9 billion. The global market is estimated to grow at 6.6% annually to approximately $6.6 billion in 2026 while the U.S. market is expected to grow 7.1% annually to approximately $2.7 billion in 2026.

The market for drugs administered by eye drops for the treatment of glaucoma consists of both branded and generic products. Branded products have maintained premium pricing and significant market share. These products include Lumigan® (bimatoprost) marketed by Allergan, Travatan Z (travoprost) marketed by Novartis and Tapros marketed by Santen. The relevant patents covering travoprost expired in December 2014. Commonly used generic drugs include latanoprost and timolol.

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

There are approximately 17.6 million patients diagnosed with dry eye disease in the United States, according to the Market Scope 2021 Dry Eye Products Market Report. Approximately 9.1 million of those patients are diagnosed with moderate to severe dry eye while the remaining 8.5 million patients are diagnosed with mild dry eye disease. The prevalence of dry eye disease increases with age, and we expect that the number of dry eye disease cases will increase as the U.S. population continues to age.

The current standard of care for moderate to severe dry eye disease is the use of artificial tears and topical anti- inflammatory and immune modulating drugs administered by prescription eye drops. The anti-inflammatory and immune modulating prescription drug market consists of Restasis, for increasing tear production, marketed by Allergan; Cequa™ for increasing tear production, marketed by Sun Ophthalmics in the United States; lifitegrast, for the treatment of the signs and symptoms of dry eye disease, marketed by Novartis under the brand name Xiidra®; and off-label use of corticosteroids. As each of Restasis and Xiidra have a relatively long onset of action, they are not generally used for the short-term treatment of episodic dry eye flares. In addition, patients have reported significant issues with stinging and burning when using several of the current treatments.

Market Data

The global market for dry ocular surface disease, which we refer to as dry eye disease, was estimated by Market Scope at $5.9 billion in 2021 with the U.S. market representing $2.2 billion. Within the prescription category, Restasis® recorded sales in 2021 of approximately $1.2 billion in the United States while Xiidra® recorded estimated sales of $0.3 billion in the United States. With the approval by the FDA of Viatris’ generic to Allergan’s Restasis, 2022 Restasis revenues are anticipated to be lower.

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

Market Data

According to IMS Health data, approximately 4.9 million anti-allergy eye drop prescriptions were filled in the United States in 2021, resulting in sales of approximately $270.6 million. The market to treat allergic conjunctivitis consists of antihistamines, mast-cell stabilizers and steroid eye drops and consists of both branded and generic products. Branded steroids include Lotemax and Alrex (loteprednol etabonate) marketed by Bausch & Lomb, and Durezol (difluprednate) marketed by Alcon. Commonly used generic steroids include prednisolone, dexamethasone and fluorometholone.

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

Market Data

Market Scope has estimated that approximately 4.5 million ocular surgeries were performed in the United States in 2021, of which approximately 4.4 million are estimated to have been cataract surgeries. In 2022, Market Scope estimates 5.1 million cataract surgeries are to be performed. We currently focus our sales efforts for DEXTENZA for the treatment of inflammation and pain on patients covered by Medicare Part B which accounts for roughly 50% of all cataract surgeries or approximately 2 million surgeries annually. At the current wholesale acquisition price of $555 per insert, we estimate that there is a near-term addressable market of approximately $1 billion per year in the surgical space.

According to IMS Health data, approximately 19.8 million prescriptions were filled in the United States in 2021 for anti-inflammatory drugs administered by prescription eye drops for ocular diseases and conditions, resulting in sales of approximately $4.9 billion. These prescriptions consisted of approximately 8.4 million prescriptions and $662.4 million in sales for single-agent corticosteroids, 3.2 million prescriptions and $312.6 million in sales for NSAIDs, 4.4 million prescriptions and $358.6 million in sales for corticosteroid and antibiotic combination products and approximately 4.0 million prescriptions and $3.5 billion in sales for dry eye disease products.

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

We select the active pharmaceutical ingredients for our local programmed-release drug delivery product candidates, including our intracanalicular inserts, based on criteria we have developed through our extensive experience with hydrogel insert systems. We consider the following selection criteria:

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

OTX-TIC implant

Injection needle

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

Our initial intravitreal implant development efforts are focused on the use of our programmed-release hydrogel in combination with anti-angiogenic compounds or small molecule drugs, such as TKIs, for the treatment of retinal diseases, including wet AMD, RVO and DME. Our initial goal for these programs is to provide extended delivery of a protein-based large molecule or small molecule TKI targeting VEGF and other indications over a six-month period or longer following administration of a bioresorbable hydrogel incorporating the drug by an injection into the vitreous humor. This approach would reduce the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD and other retinal diseases and potentially provide a more consistent, uniform release of drug over the treatment period.

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

Development Pipeline and Marketed Products

The following table summarizes important information about our key product development programs and our marketed products, DEXTENZA and ReSure Sealant. We hold worldwide commercial rights to DEXTENZA, ReSure

Sealant and each of our product candidates other than rights we have licensed to AffaMed for the development and commercialization of DEXTENZA and OTX-TIC in specified Asian markets.

Description
		(Active Pharmaceutical	Stage of
Product / Program	Indication	Ingredient)	Development	Status

Early-Stage Clinical Product Candidates
OTX-TKI	Wet AMD	Intravitreal implant (Axitinib)	Phase 1

Australian Phase 1 clinical trial ongoing. United States Phase 1 trial initiated in July 2021. Plan to initiate a Phase 2 clinical trial in the United States, pending the receipt and review of topline data from the Phase 1 clinical trial in the United States, which is expected in the second half of 2022.

OTX-TIC	Open-angle glaucoma or ocular hypertension	Intracameral implant (Travoprost)	Phase 2	Phase 2 clinical trial in the United States initiated in Q4 2021; first patient dosed expected Q1 2022.
OTX-CSI	Chronic treatment of dry eye disease	Intracanalicular insert (Cyclosporine)	Phase 2	Phase 2 topline data reported in October 2021; evaluating additional data to inform the future of this program.
OTX-DED	Short-term treatment of signs and symptoms of dry eye disease	Intracanalicular insert (Dexamethasone)	Phase 2	Phase 2 topline data reported in December 2021; evaluating additional data to inform the future of this program.

Approved Product
DEXTENZA	Post-surgical ocular inflammation and pain	Intracanalicular insert (Dexamethasone)	Marketed	Product commercially launched in the United States in July 2019.

DEXTENZA	Allergic conjunctivitis	Intracanalicular insert (Dexamethasone)	Marketed	Product commercially launching in the United States in first quarter of 2022.

ReSure Sealant	Cataract incision closure	Ocular sealant	Marketed	Product commercially launched in the United States in February 2014.

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

In Vitro and preclinical results

We have conducted in vivo pharmacokinetic and pharmacodynamic studies with hydrogels loaded with axitinib injected intravitreally. Pharmacokinetic data showed retinal tissue drug concentrations in excess of 3,000 times the published concentration needed to inhibit VEGF after six months and pharmacodynamic results show sustained efficacy for six months. Preclinical studies to date have demonstrated suppression of vascular leakage and favorable pharmacokinetics in the relevant ocular tissues.

Phase 1 clinical development (Australia)

We are conducting an open-label, multi-center, proof-of-concept, dose-escalation Phase 1 clinical trial of OTX-TKI for the treatment of patients with wet AMD caused by excessive blood vessel growth in the back of the eye due to VEGF. This Phase 1 clinical trial is designed to evaluate the safety, durability and tolerability of OTX-TKI. OTX-TKI is a preformed, bioresorbable hydrogel implant incorporating axitinib that is designed to be delivered via intravitreal injection into the vitreous humor of the eye and has an initial target duration of drug release for approximately six to nine months. The Phase 1 clinical trial was submitted to the Therapeutic Goods Administration, Australia’s regulatory authority for therapeutic goods, in July 2018 and is being conducted at multiple sites in Australia.

In the Phase 1 clinical trial of OTX-TKI, we are evaluating biological activity by measuring central subfield thickness, or CSFT, using spectral domain optical coherence tomography, or OCT, and following visual acuity over time as measured by BCVA, or Best Corrected Visual Acuity. We have fully enrolled three cohorts to date: a lower dose cohort of 200 µg with six subjects; a higher dose cohort of 400 µg with seven subjects; and a third cohort with two parallel arms, one arm of six subjects receiving a concomitant anti-VEGF injection with 400 µg of OTX-TKI and the other arm of six subjects receiving a 600 µg of OTX-TKI with no anti-VEGF injection. We are actively enrolling a fourth cohort with two parallel arms, one arm of six subjects receiving a 600 µg single implant of OTX-TKI and the other arm of six subjects receiving a 600 µg single implant of OTX-TKI with anti-VEGF injection.

In February 2022, interim data as of January 11, 2022 from this Phase 1 clinical trial of OTX-TKI was presented at the Angiogenesis, Exudation and Degeneration Virtual Symposium. We believe that this data showed a preliminary signal of biological activity for OTX-TKI as observed by a clinically-meaningful decrease in retinal fluid as measured by high resolution OCT that provides cross-sectional images of the anatomical structure of the retina. Some subjects have shown a decrease in intraretinal or subretinal fluid by two months in cohorts 2 (400 µg) and 3a (600 µg). In cohort 3b (400 µg dose plus anti-VEGF induction injection of aflibercept), two subjects showed a decrease in intraretinal or subretinal fluid as early as a week after treatment. Extended duration of activity was observed over 60% of subjects across all cohorts over 80% of subjects in cohort 3a (600 µg) with a duration of activity of six months or longer.

In addition, the OTX-TKI implants in cohort 1 (single implant) were observed to have biodegraded in all subjects within nine to 10.5 months of injection. It has also been observed in the trial that the implants were able to be adequately monitored and that there was limited to no movement of the implant in the anterior segment of the eye.

In the trial, OTX-TKI has been observed to have a favorable safety profile and be generally well-tolerated to date. There have been no ocular serious adverse events in treatment naïve and previously treated wet AMD subjects. Plasma concentrations of the active drug (axitinib) were measured to be below the limit of quantification of assay, or BLQ < 0.1 ng/ml, at all sampled time points for all patients in cohorts 1, 2, 3a and 3b. This assessment indicates that there is no measurable systemic exposure to axitinib.

Phase 1 Clinical Trial (United States)

In July 2021, we announced that we had dosed the first patient in a prospective, multi-center, randomized, controlled Phase 1 clinical trial in the United States under an exploratory investigational new drug, or eIND, application to evaluate a single implant 600 µg dose of OTX-TKI with an anti-VEGF injection in comparison with a 2 mg dose of aflibercept. The trial consists of approximately 20 subjects previously treated with standard of care anti-VEGF therapy in two arms: a fifteen-subject arm that will receive OTX-TKI in combination with an anti-VEGF injection and a five-subject arm that will receive aflibercept at eight week intervals. The trial is designed to assess the safety, durability and tolerability of OTX-TKI as well as to assess preliminary biological activity in subjects by measuring anatomical and functional changes. At a pre-investigational new drug, or pre-IND, application meeting in April 2021, we discussed with the FDA the possibility of transitioning from an eIND application to a traditional investigational new drug application.

The population being studied in this U.S.-based clinical trial is different than the population being studied in our ongoing Phase 1 clinical trial of OTX-TKI in Australia. In this trial, we are including only subjects who have been previously treated with anti-VEGF therapy and evaluating how long we are able to maintain subjects without the need for retreatment. In the Australian trial, we studied subjects who had pre-existing intraretinal and/or subretinal fluid and evaluated whether a TKI could reduce existing fluid levels.

The U.S.-based Phase 1 clinical trial is fully enrolled and we expect interim, six-month data in the second half of 2022.

Regulatory Pathway

We expect to receive topline data from the Phase 1 clinical trial in the United States in the second half of 2022. If we receive positive data, we plan to initiate a Phase 2 clinical trial and two Phase 3 clinical trials in the United States for the treatment of wet AMD, DME and RVO. If our development efforts are successful, we expect that we would submit an NDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information.

Glaucoma Program

OTX-TIC (travoprost intracameral implant)

Our development efforts for our glaucoma program have focused on the use of our extended-delivery hydrogel in combination with travoprost, an FDA-approved prostaglandin analog designed to lower elevated IOP. Our product candidate OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection into the anterior chamber of the eye with an initial target duration of drug release over four to six months with a single treatment.

In Vitro and Preclinical results

Preclinical studies to date have demonstrated clinically meaningful IOP lowering and good pharmacokinetics in the aqueous humor.

Phase 1 clinical development

We filed an IND for OTX-TIC in February 2018 and have completed a prospective, multi-center, open-label, dose-escalation, proof-of-concept Phase 1 clinical trial of OTX-TIC in the United States that we initiated in the second quarter of 2018 for the treatment of subjects with moderate to severe glaucoma or ocular hypertension. The clinical trial was designed to evaluate the safety, biological activity, durability and tolerability of OTX-TIC in subjects with controlled open-angle glaucoma or ocular hypertension. The clinical trial consisted of four patient cohorts: cohort 1 included five subjects who received a 15 µg dose, cohort 2 included four subjects who received a 26 µg dose, cohort 3 included five subjects who received a 15 µg dose with a fast-degrading implant, and cohort 4 included five subjects who received a 5 µg dose with a fast-degrading implant.

In February 2022, at the Glaucoma 360 virtual meeting, we presented interim results from all four subject cohorts in the Phase 1 clinical trial. We believe, based on these results, that OTX-TIC shows potential as a sustained-release therapy with a long duration of action. In the Phase 1 clinical trial, at least one subject in each of the four cohorts receiving OTX-TIC were observed to experience a mean change in IOP from baseline as measured at 8:00 am, 10:00 a.m. and 4:00 p.m. as early as two days following injection. We believe these results are comparable to the decrease in

IOP seen with topical travoprost, the current standard of care. IOP lowering effects lasted more than six months in subjects in cohorts 1 and 2 and three to six months in subjects in cohorts 3 and 4.

The OTX-TIC implant was observed to biodegrade in between five and seven months in subjects in cohorts 1 and 2. In subjects in cohorts 3 and 4, the fast-degrading implants biodegraded between three and five months. Within all four cohorts, implants were not observed to move when viewed with a slit lamp biomicroscope and were visible at all examinations in all subjects using gonioscopy. Corneal health as measured by endothelial cell counts, pachymetry assessments, and slit lamp examinations did not indicate any clinically meaningful changes from baseline in any of the four cohorts. IOP elevation was observed in three subjects in cohort 3 at the approximate time of the implant resorption.

Phase 2 Clinical Trial

In November 2021, we filed an IND amendment for a randomized, double-masked, active-controlled Phase 2 clinical trial in which we plan to enroll approximately 105 subjects at 15-20 sites between three arms of approximately 35 subjects each to evaluate two formulations of OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension in subjects compared to DURYSTA. We initiated the Phase 2 clinical trial in the fourth quarter of 2021 and expect to dose the first subject in the first quarter of 2022. One arm in the Phase 2 clinical trial will receive the same formulation used in cohort 1 of the Phase 1 clinical trial, containing a 26 µg dose of drug and utilizing a standard implant, and a second arm will receive the same formulation used in cohort 4 of the Phase 1 clinical trial, containing a 5 µg dose of drug and utilizing a fast-degrading implant. The non-study eye of each subject will receive a topical prostaglandin daily. The goals of the study will be to assess safety, tolerability and efficacy. Efficacy will be measured by diurnal IOP mean change from baseline (8 a.m., 10 a.m. and 4 p.m.) at two, six and 12 weeks. The active comparator control arm will receive one injection of DURYSTA in one eye and a topical prostaglandin daily in the non-study eye.

Regulatory Pathway

If our Phase 2 clinical trial is successful, we would then be required to successfully complete two well-controlled Phase 3 clinical trials conducted under an IND to obtain marketing approval from the FDA. If we were to obtain favorable results from these two pivotal clinical trials, we expect that we would submit an NDA to the FDA for marketing approval of OTX-TIC under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA. See “—Government Regulation—Section 505(b)(2) NDAs.”

Ocular Surface Disease Programs

We are engaged in the development of formulations of our hydrogel administered via intracanalicular inserts to address large markets for diseases and conditions of the surface of the eye. Our initial development efforts are focused on the use of our extended-delivery hydrogel in combination with well-known and well-understood drugs (cyclosporine and corticosteroids) for the treatment of dry eye disease, allergic conjunctivitis and inflammation and pain following ophthalmic surgery.

Dry Eye Disease

OTX-CSI (cyclosporine intracanalicular insert)

OTX-CSI incorporates the FDA-approved immunomodulator cyclosporine as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting, intracanalicular insert. The product candidate is designed for subjects suffering from moderate to severe dry eye and to be administered by a physician as a bioresorbable intracanalicular insert. OTX-CSI is designed to release cyclosporine to the ocular surface for approximately three to four months in order to increase tear production for the chronic treatment of dry eye disease.

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

Tear production as measured by the Schirmer’s test improved from mean values of 4.2 mm at baseline to 8.2 mm at Week 12. One of five subjects (20%) had a greater than 10 mm increase from baseline in Schirmer’s score at Week 12. Subjects saw an improvement in signs of dry eye disease as measured by CFS, or corneal total fluorescein staining (a mean value of 6.7 at baseline, improved to a mean value of 2.7 at Week 12, on a scale of 0 to 15). Further, subjects saw an improvement in symptoms of dry eye disease as measured by the Visual Analog Score, or VAS, eye dryness severity score (a mean value of 51 at baseline, improved to a mean value of 33 at Week 12, on a scale of 0 to 100) and the VAS dry eye frequency score (a mean value of 51 at baseline, improved to a mean value of 31 at Week 12, on a scale of 0 to 100). The onset of action of OTX-CSI was seen as early as two weeks for both signs and symptoms of dry eye disease and was observed to continue over the sixteen-week study period.

Phase 2 clinical development

In September 2020, we dosed the first subjects in a U.S.-based, randomized, double-masked, multi-center, vehicle-controlled Phase 2 clinical trial designed to assess the safety, tolerability and durability and to evaluate the efficacy of OTX-CSI in the chronic treatment of dry eye disease. The Phase 2 clinical trial evaluated two different formulations of OTX-CSI compared with a hydrogel vehicle insert in approximately 140 subjects who are to be followed for a period of 16 weeks (12 week study period, with an additional 4-week safety follow-up). Included subjects must have been diagnosed with dry eye disease in both eyes for a period of greater than six months and have a VAS, eye dryness severity score of greater than 30. The primary endpoints are incidence of treatment-emergent adverse events and the absolute value and change from baseline at week 12 in tear production as measured by the Schirmer’s test. Secondary endpoints include signs of dry eye disease as measured by CFS and symptoms of dry eye disease as measured by the VAS eye dryness severity score and the VAS dry eye frequency score.

We announced topline results from our Phase 2 clinical trial in October 2021. In the Phase 2 clinical trial, OTX-CSI was administered to 147 subjects with dry eye disease at 15 sites in the United States. The four groups evaluated in this study were: OTX-CSI for a shorter duration (two to three months formulation-F1, n=42), OTX-CSI for a longer duration (three to four months formulation-F2a, n=40), vehicle insert for a longer duration (three to four months formulation-F2b, n=43) and vehicle insert for a very short duration (one week formulation-F3, n=22).

The study did not show separation between subjects receiving OTX-CSI (both formulations) and subjects receiving the vehicle (both formulations) for the primary endpoint of increased tear production at 12 weeks as measured by the Schirmer’s Test. Mean change from baseline (improvement) in Schirmer’s Test scores for the four groups were as follows: OTX-CSI F1: 1.98 mm, OTX-CSI F2a: 1.91 mm, Vehicle F2b: 2.24 mm and Vehicle F3: 3.08 mm.

The study did show an improvement compared with baseline in signs of dry eye disease as measured by total CFS and symptoms of dry eye disease as measured by the VAS eye dryness in subjects treated with the OTX-CSI insert (both formulations) starting as early as two weeks after insertion and continuing over the 12 weeks study period. These improvements were not statistically significant compared with vehicle insert (both formulations) for either CFS or VAS eye dryness (severity and frequency) at 12 weeks.

Overall, the OTX-CSI insert (both formulations) was generally observed to have a favorable safety profile and be well tolerated. There were no ocular serious adverse events. No subjects dropped out of the trial due to an adverse event. The most common ocular adverse event was ocular pruritis, or itchy eyes, which was seen in less than 16% of subjects. The adverse events of ocular discomfort or pain were seen in less than 3% of subjects. The most common non-ocular event was COVID-19 and was seen in 3% of subjects.

We continue to evaluate the data from the Phase 2 clinical trial for additional information that may inform the future development of this program. This data includes, among other things, retention rates of the OTX-CSI inserts, or how long the inserts were observed to remain in the canaliculus, as well as the duration of the vehicle hydrogel inserts.

Regulatory Pathway

If we determined to advance the program, we believe we would need to complete another Phase 2 clinical trial. If this Phase 2 clinical trial were successful, we would then be required to successfully complete two well-controlled Phase 3 clinical trials conducted under an IND to obtain marketing approval from the FDA. If our development efforts are successful, we expect that we would submit an NDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information.

OTX-DED (dexamethasone intracanalicular insert)

One of the causes of dry eye disease is inflammation. Topical anti-inflammatory drugs are used as one of several therapies to treat dry eye disease and are administered by eye drops. As the understanding of dry eye disease, specifically the inflammatory components of dry eye disease, has evolved, the use of corticosteroids has become common to offer short-term relief of signs and symptoms of the disease. Physicians typically prescribe a topical corticosteroid for a period of two to four weeks, tapered over the course of delivery as the inflammation and symptoms subside. However, safety limitations associated with the use of corticosteroids for dry eye disease have limited widespread adoption. We believe that OTX-DED has potential as a short-term treatment of the signs and symptoms of dry eye disease caused by inflammation.

OTX-DED incorporates the FDA-approved corticosteroid dexamethasone, its preservative-free active pharmaceutical ingredient, into a hydrogel, drug-eluting intracanalicular insert. OTX-DED incorporates the same active drug as DEXTENZA, but it includes a lower dose of the drug, delivers it via a smaller insert, and is designed to release it over a period of two to three weeks.

Phase 2 clinical trial

We filed an IND in November 2020 for OTX-DED. In February 2021, we initiated a U.S.-based, randomized, double-masked, vehicle-controlled, multi-center Phase 2 clinical trial evaluating two different-strength formulations of OTX-DED (0.2 mg and 0.3 mg of dexamethasone) versus hydrogel implant in a total of approximately 150 subjects with dry eye disease, approximately 50 subjects per arm. The subjects were followed for approximately two months after randomization. This trial is designed to assess the safety and efficacy of these two formulations of OTX-DED for the short-term treatment of signs and symptoms of dry eye disease. Included subjects were required to have diagnosed dry eye disease in both eyes for at least six months, a VAS eye dryness severity score of at least 30 and bulbar conjunctival hyperemia grade of at least 2 on the Cornea Contact Lens Research Unit (CCLRU) Grading scale. The primary endpoint is mean change in bulbar conjunctival hyperemia from baseline measured at 15 days post treatment by central reading center photographic assessment. Secondary endpoints include eye dryness symptoms using VAS, total CFS using the National Eye Institute scale and adverse events, both ocular and non-ocular.

We announced the topline Phase 2 clinical results in December 2021. The clinical trial achieved its pre-specified primary endpoint. Although the clinical trial was not powered to show statistical significance, the topline results demonstrated a statistically significant change of bulbar conjunctival hyperemia from baseline to day 15 compared to vehicle hydrogel using a central reading photographic assessment in the modified ITT population. Change from baseline using the CCLRU Grading scale (0-4) was -0.51 for the OTX-DED 0.2 mg group (n=55), -0.43 for the OTX-DED 0.3 mg group (n=56), and -0.21 for the vehicle hydrogel insert group (n=55). These differences were statistically significant compared with the vehicle hydrogel for both the OTX-DED 0.2 mg group (p=.004) and the OTX-DED 0.3 mg group (p=.028). Sensitivity analysis using different methods of imputation including last observation carry forward (LOCF), Markov Chain Monte Carlo (MCMC), and fully conditioned specifications (FCS) were consistent with the primary analysis. Improvements from baseline were noted in the VAS dry eye symptoms for both OTX-DED 0.2 mg and OTX-DED 0.3 mg groups, but there was little separation between OTX-DED and the vehicle hydrogel insert. Other secondary endpoints are being evaluated.

Both formulations of OTX-DED were generally observed to have a favorable safety profile and be well tolerated. There were no ocular serious adverse events. The most common ocular adverse events for subjects treated with OTX-DED were epiphora (lacrimation increase) (8.1%) and elevated IOP (3.6%). All other ocular adverse events occurred in less than 1% of subjects. The most common non-ocular adverse event for subjects treated with OTX-DED was arthralgia

(joint pain) which was seen in 1.8% of subjects. All other non-ocular adverse events occurred in less than 1% of subjects.

We continue to evaluate the data from the Phase 2 clinical trial for additional information that may inform the future development of this program. This data includes, among other things, the duration of the vehicle hydrogel inserts.

Regulatory Pathway

If we determined to advance the program, we believe we would need to complete another Phase 2 clinical trial. If this Phase 2 clinical trial were successful, we would then be required to successfully complete two well-controlled Phase 3 clinical trials conducted under an IND to obtain marketing approval from the FDA. If our development efforts are successful, we expect that we would submit an NDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information.

Allergic Conjunctivitis

DEXTENZA (dexamethasone ophthalmic insert) for the Treatment of Ocular Itching Associated with Allergic Conjunctivitis

In October 2021, the FDA approved our sNDA, for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication. With the approval, DEXTENZA became the first, FDA-approved, physician-administered intracanalicular insert capable of delivering a preservative-free drug for the treatment of ocular itching associated with allergic conjunctivitis with a single administration for up to 30 days. DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis also represents our first indication approved to be administered in a physician’s office during a routine, non-surgical appointment.

We are launching DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first quarter of 2022 utilizing a small, dedicated and highly focused sales force of four KAMs, or key account managers and two FRMs, or field reimbursement managers that will call exclusively on the offices of ophthalmologists and optometrists. We believe that many of the specialists who treat patients for post-surgical inflammation and pain also treat patients suffering from allergic conjunctivitis.

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

Phase 3 Clinical Program

The approval of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis was based on three randomized, multicenter, double-masked, parallel group, vehicle-controlled studies in subjects with a positive history of ocular allergies and positive skin test reaction to perennial and seasonal allergens (n=255). Our first Phase 3 clinical trial assessed both ocular itching and conjunctival redness associated with allergic conjunctivitis. Our second and third Phase 3 clinical trials focused on the ocular itching indication only.

In all three trials, DEXTENZA demonstrated lower mean ocular itching scores compared with the vehicle group at all time points throughout the study duration of up to 30 days. In two of the three studies, a higher proportion of subjects had statistically significant reductions in ocular itching on Day 8, at three minutes, five minutes and seven minutes post-

challenge in the DEXTENZA group compared to the vehicle group. Data for the primary endpoint, ocular itching at Day 8, is shown below for all three studies (scale 0-4):

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

DEXTENZA was observed to have a favorable safety profile and be generally well-tolerated in the allergic conjunctivitis as well as the ocular inflammation and pain clinical populations. The most common ocular adverse events seen in the pooled analysis of the allergic conjunctivitis studies were: increased intraocular pressure (3%), increased lacrimation (1%), eye discharge (1%) and reduced visual acuity (1%). The most common non-ocular adverse reaction that occurred in subjects treated with DEXTENZA for allergic conjunctivitis was headache (1%).

First Phase 3 Clinical Trial

We initiated our first planned Phase 3 clinical trials in June 2015, and we reported topline efficacy results in October 2015. This first Phase 3 clinical trial was a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked trial. A total of 73 subjects were enrolled in this trial and were randomized in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug. This trial was conducted using the CAC Model. We evaluated subjects using three allergen challenges in series for each of two efficacy measures at days 7, 14 and 28 following placement of intracanalicular insert as described below. In this Phase 3 clinical trial, we placed the intracanalicular inserts 48 to 72 hours after exposure to the allergen. In our completed Phase 2 clinical trial, we obtained better efficacy results with this design protocol as noted in the description of the Phase 2 efficacy results above.

The primary efficacy measures for this trial were ocular itching graded by the subject and conjunctival redness graded by the trial investigator, in each case based on a five point scale from zero to four. The primary efficacy endpoints were the differences between the treatment group and the vehicle group of at least 0.5 units on the five point scale measured on 7 days post-insertion of the intracanalicular insert for all three time points measured for both ocular itching and conjunctival redness and differences of at least 1.0 unit for the majority of the three time points measured on 7 days post-insertion of the intracanalicular insert for both ocular itching and conjunctival redness. The secondary endpoints were similar to the primary efficacy endpoints except that each variable was assessed at day 14 and day 28 following insertion of the intracanalicular insert. The primary efficacy measure of conjunctival redness is typically included in Phase 3 trials for allergic conjunctivitis but has not been required for FDA approval of drugs for allergic conjunctivitis. Most commercially available prescription medications for the treatment of allergic conjunctivitis have an ocular itching indication only. As described below, ocular itching was the only primary efficacy endpoint in the second Phase 3 trial of DEXTENZA for the treatment of allergic conjunctivitis, with conjunctival redness being moved to a secondary efficacy endpoint.

We enrolled subjects in this trial who were at least 18 years of age with a positive history of ocular allergies and a positive skin test reaction to a perennial allergen and a seasonal allergen. We excluded subjects from this trial if, among other reasons, they had an active ocular infection or itching or conjunctival redness at screening.

We evaluated safety in all subjects at each study visit with an assessment of general eye conditions, including visual acuity and IOP, along with any adverse events.

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

Safety: There were no serious adverse events reported in this trial. There were a variety of adverse events in both the DEXTENZA group and the vehicle control group, with three subjects in the DEXTENZA treatment group with a total of three ocular adverse events and one non-ocular adverse event and four subjects in the vehicle control group with a total of six ocular adverse events and one non-ocular adverse events. The most common ocular adverse event was increased lacrimation, which was experienced by one subject in the DEXTENZA group and two subjects in the vehicle control group. Other treatment-related ocular adverse events included increased IOP in the DEXTENZA group, and blepharospasm in the vehicle control group.

Second Phase 3 Clinical Trial

We initiated our second Phase 3 clinical trial of DEXTENZA for the treatment of allergic conjunctivitis in November 2015, and we reported topline efficacy results in June 2016. This second Phase 3 clinical trial was a prospective, randomized, parallel-arm, vehicle-controlled, multicenter, double-masked trial. A total of 72 subjects were enrolled in this trial and randomized in a 1:1 ratio to receive either DEXTENZA or a placebo vehicle control intracanalicular insert without active drug. This trial was conducted using the CAC Model. Subjects were evaluated using three allergen challenges in series for each of two efficacy measures at days 7, 14 and 28 following insertion of the intracanalicular insert. In this Phase 3 clinical trial, we placed the intracanalicular inserts 48 to 72 hours after exposure to the allergen.

The single primary efficacy measure for this trial was ocular itching graded by the subject based on a five point scale from zero to four. The primary efficacy endpoints were the differences between the treatment group and the vehicle group of at least 0.5 units on the five point scale 7 days post-insertion of the intracanalicular insert for all three time points measured for ocular itching and differences of at least 1.0 unit for the majority of the three time points measured 7 days post-insertion of the intracanalicular insert for ocular itching. The secondary endpoints for ocular itching were similar to the primary efficacy endpoints except that each variable was assessed at day 14 and day 28 following placement of the intracanalicular insert. The secondary endpoints for conjunctival redness were the differences between the treatment group and the vehicle group of at least 0.5 units on the five point scale 7 days post-insertion of the intracanalicular insert for all three time points measured and differences of at least 1.0 unit for the majority of the three time points measured 7 days post-insertion of the intracanalicular insert.

We enrolled subjects in this trial who are at least 18 years of age with a positive history of ocular allergies and a positive skin test reaction to a perennial allergen and a seasonal allergen. We excluded subjects from this trial if, among other reasons, they had an active ocular infection or itching or conjunctival redness at screening.

We evaluated safety in all subjects at each study visit with an assessment of general eye conditions, including visual acuity and IOP, along with any adverse events.

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

Safety: There were no serious adverse events reported in this trial. There were a variety of adverse events in both the DEXTENZA group and the vehicle control group, with six subjects in the DEXTENZA treatment group with a total of six ocular and one non-ocular adverse events and 11 subjects in the vehicle control group with a total of nine ocular and eight non-ocular adverse events. The lower rate of ocular adverse events in the DEXTENZA group could potentially be due to the presence of an anti-inflammatory active pharmaceutical ingredient. Ocular adverse events reported more than one subject in either treatment group included increased IOP, which was experienced by two subjects in the DEXTENZA group, as well as dacryostenosis acquired and dacryocanaliculitis, each experienced by two subjects in the vehicle control group. Both cases of IOP increased were considered treatment related, as were both cases of dacryocanaliculitis and a single case of dacryostenosis. All other ocular adverse events were reported by single subjects in either the DEXTENZA or vehicle control group, with most in the PV group considered treatment related.

Third Phase 3 Clinical Trial

In the third quarter of 2019, we began dosing subjects in a 96-subject, pivotal Phase 3 clinical trial evaluating DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis and we reported topline efficacy results in April 2020. This Phase 3 clinical trial was a U.S.-based, multi-center, 1:1 randomized, double-masked, placebo-controlled trial designed to evaluate the safety and efficacy of DEXTENZA versus a punctum plug using the CAC Model. The trial was designed to assess the effect of DEXTENZA compared with a placebo on allergic reactions using a series of successive allergen challenges over a 30-day period. The primary efficacy endpoint for this trial was ocular itching (subject-reported 5-point scale (0 to 4)) on day 8 at 3 minutes, 5 minutes and 7 minutes post-challenge and included subjects with seasonal and perennial allergens.

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

Overview of Clinical Development for Post-Surgical Ocular Inflammation and Pain

In March and April 2015, we reported topline results from two Phase 3 clinical trials for the treatment of post-surgical ocular inflammation and pain. In the first Phase 3 clinical trial, DEXTENZA met both primary efficacy endpoints, absence of pain at day 8 and absence of inflammatory cells at day 14, with statistical significance. In the second Phase 3 clinical trial, DEXTENZA met the primary efficacy endpoint for absence of pain at day 8 with statistical significance but did not meet the primary efficacy endpoint for absence of inflammatory cells at day 14. In September 2015, we submitted to the FDA an NDA for DEXTENZA for the treatment of post-surgical ocular pain. In July 2016, we received a complete response letter, or CRL, from the FDA regarding our NDA for DEXTENZA. We resubmitted our NDA for DEXTENZA for the treatment of post-surgical ocular pain in June 2018 and received approval for the pain indication in November 2018.

We initiated a third Phase 3 clinical trial for DEXTENZA for the treatment of post-surgical ocular inflammation and pain in October 2015. In the third Phase 3 clinical trial, DEXTENZA met both primary efficacy endpoints, absence of pain at day 8 and absence of inflammatory cells at day 14. In January 2019, we submitted an sNDA for the treatment of post-surgical inflammation based, in part, on the results from the third Phase 3 clinical trial. In June 2019, we received approval for the inflammation indication.

Investigator-Initiated Trials

We have received proposals for, and plan to support, several investigator-initiated trials evaluating DEXTENZA in different clinical situations. To date, third-party clinical investigators have initiated over 25 trials to study the use of DEXTENZA in cataract surgery, other ophthalmic surgeries and other potential indications. Over 15 of the trials have completed enrollment, and the remaining trials are actively enrolling and treated subjects are being followed.

Post-Approval Studies

In September 2020, we announced that we had dosed the first pediatric subjects in a U.S.-based, randomized, multicenter Phase 3 clinical trial evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and pain in children following cataract surgery. This clinical trial is a post-approval requirement of the FDA in accordance with the Pediatric Research Equity Act of 2003, in connection with the FDA’s prior approval of DEXTENZA for the treatment of inflammation and pain following ophthalmic surgery in adults. We intend to enroll approximately 60 subjects in this clinical trial. It is designed to evaluate the safety and biological activity of DEXTENZA compared to an active control, prednisolone acetate suspension eye drops, for the treatment of inflammation and pain following ocular surgery for pediatric cataract in children between zero and three years of age. The primary endpoint is the absence of pain at day eight post-treatment as measured by a FLACC (Face, Legs, Activity, Cry, Consolability) score of zero. Enrollment is ongoing. We intend to discuss with the FDA whether this Phase 3 clinical trial evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and pain in children following cataract surgery may also satisfy the post-approval requirement for a pediatric trial as it relates to indication ocular itching associated with allergic conjunctivitis.

Foreign Approvals

Outside the United States, we continue to assess whether to seek regulatory approval for DEXTENZA in markets such as the European Union, Australia and Japan based on the market opportunity, particularly pricing, and the requirements for marketing approval. Given our prioritization of the clinical development of our sustained-release product candidates and our planned commercialization efforts for our initial intracanalicular insert product candidates in the United States, we will need to engage a third parties to assist us in the approval process. We have entered into a license agreement and collaboration with AffaMed for the development and commercialization of DEXTENZA, along with OTX-TIC, in specified Asian markets. In January 2022, AffaMed dosed its first subject in a study conducted in China evaluating the safety and efficacy of DEXTENZA for the treatment of ocular inflammation and pain post-cataract surgery. We retain the right to develop and commercialize DEXTENZA in all other global markets. From time to time, we may consider additional arrangements with other companies to address markets outside of the United States.

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

The market opportunity for a surgical sealant following cataract surgery may be modest because sutures are used in a minority of cataract surgeries and, currently, there is no direct separate reimbursement for ReSure Sealant—meaning ReSure Sealant is only reimbursed as part of a bundled payment for the associated surgery. While ReSure Sealant remains commercially available in the United States, we are not providing any sales support and only modest commercial support for this product at this time. As of the fourth quarter of 2021, we have suspended manufacturing ReSure in order to focus our manufacturing resources to support the further commercialization of DEXTENZA. As a result, we do not expect to generate meaningful levels of revenue from the sale of ReSure Sealant.

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

Post-Approval Studies

ReSure Sealant is classified in the United States as a class III medical device subject to the rules and regulation of premarket approval by the FDA. Before granting approval of the premarket approval, or PMA, application, the FDA sought input from the Ophthalmic Devices Advisory Committee, a panel of physicians charged with reviewing results from our pivotal clinical trial. The FDA approved our PMA application for ReSure Sealant in January 2014.

The FDA required two post-approval studies as a condition for approval of our PMA application for ReSure Sealant. The first post-approval study, identified as the Clinical PAS, was to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study in eyes treated with ReSure Sealant. We submitted the final study report to the FDA in June 2016 and the FDA has confirmed the Clinical PAS has been completed.

The second post-approval study, which we refer to as the Device Exposure Registry Study, was a retrospective analysis of the IRIS Registry, comparing endophthalmitis rates from sites that purchased ReSure Sealant versus those sites that did not. We completed the retrospective study in accordance with our agreement with the FDA and submitted the final study report for the Device Exposure Registry Study to the FDA in January 2021. In April 2021, the FDA confirmed that the Device Exposure Registry Study had been completed and that we had fulfilled our post-approval study requirements.

Sales, Marketing and Distribution

We plan to prioritize our commercialization efforts in the United States. We generally expect to retain commercial rights in the United States to any of our product candidates for which we may receive marketing approvals and which we believe we can successfully commercialize. In general, if we receive approval to market any of our product candidates in the United States, we plan to then evaluate the regulatory approval requirements and commercial potential for any such product candidate in Europe, Japan and other selected geographies. If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval.

DEXTENZA

We sell DEXTENZA in the United States to a network of specialty distributors, who then resell DEXTENZA to ASCs and hospital outpatient departments, or HOPDs. In connection with the commercialization of DEXTENZA, we have built a highly targeted, key account sales force that focuses on the ASCs responsible for the largest volumes of cataract surgery in the United States and their affiliates, with an initial emphasis on the approximately two million cataract procedures performed annually under Medicare Part B.

We expect to grow our salesforce in 2022 to increase our active number of accounts and penetrate each account more deeply. Our current field sales team consists of approximately 35 KAMs, nine FRMs and four Regional Directors, or RDs, all of whom are focused on selling DEXTENZA for the treatment of ocular inflammation and pain to surgical sites, primarily ASCs. We intend to hire at least five additional KAMs who will also be focused on surgical sites.

With the approval of DEXTENZA for the indication of ocular itching associated with allergic conjunctivitis, we are launching a commercial effort in the first quarter of 2022 and intend to hire four KAMs and two FRMs dedicated to selling DEXTENZA to the offices of ophthalmologists and optometrists, where the vast majority of prescriptions for allergies are written.

We have entered into a license agreement and collaboration with AffaMed for the development and commercialization of DEXTENZA, along with OTX-TIC, in specified Asian markets.

ReSure Sealant

We commercially launched ReSure Sealant in the United States in February 2014. While ReSure Sealant remains commercially available in the United States, we are not providing any sales support. As of the fourth quarter of 2021, we have suspended manufacturing ReSure in order to focus our manufacturing resources to support the further commercialization of DEXTENZA. As a result, we do not expect to generate meaningful levels of revenue from the sale of ReSure Sealant.

Manufacturing

We fabricate devices and drug products for use in our clinical trials, research and development and commercial efforts for all of our products and product candidates using current Good Manufacturing Practices, or cGMP, at our approximately 20,000 square foot facility located in Bedford, Massachusetts. In June 2016, we entered into a new lease agreement for approximately 71,000 square feet of a facility in Bedford, Massachusetts that primarily houses our research and development functions but may include additional manufacturing space in the future. We are currently evaluating a long-term master facilities plan to accommodate our manufacturing needs in the future.

We purchase active pharmaceutical ingredient drug substance from independent suppliers on a purchase order basis for incorporation into our drug product candidates. We purchase our PEG and other raw materials from different vendors on a purchase order basis according to our specifications. While we believe that multiple vendors are available for each component we purchase, we have historically sole-sourced each component. We qualify vendors according to our quality system requirements. We do not have any long-term supply agreements in place for any raw materials or drug substances. We do not license any technology or pay any royalties to any of our drug or raw material vendors for the current or potential front and back-of-the-eye products.

We believe that our strategic investment in manufacturing capabilities allows us to advance product candidates at a more rapid pace and with more flexibility than a contract manufacturer, although we will continue to evaluate outsourcing unit operations for cost advantages. Our manufacturing capability also enables us to produce products in a cost-effective manner while retaining control over the manufacturing process and prioritizing the timing of internal programs.

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

We believe that we can scale our manufacturing processes to support DEXTENZA sales as well as development of our drug product candidates and the potential commercialization of such product candidates.

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

We have patents and/or patent applications pending for all of our commercial products and product candidates, as well as trade secrets to protect proprietary manufacturing processes. The number of U.S. patents and applications owned by us may increase, on a product-by-product basis or in the aggregate, if we, for example, file additional patent applications and/or obtain patent grants from patent applications. The number of patents and applications owned by us may decrease, on a product-by-product basis or in the aggregate, if we, for example, voluntarily abandon patents or patent applications, allow patent applications to expire, or have patents invalidated. As of February 19, 2022, patents and/or patent applications pending owned by us, are 49 pending applications: 14 pending provisional applications, 12 pending U.S. patent applications, 8 pending World Intellectual Property Organization applications and 15 foreign applications.

Several U.S. patents and applications, and foreign counterparts, have been in-licensed from Incept, and we may in-license additional U.S. patents and applications, and foreign counterparts. As of February 19, 2022, there have been 33 granted of which 15 are U.S. patents and there are 45 patent applications pending of which 7 are U.S. applications that are in-licensed from Incept. The license from Incept is limited to the fields of human ophthalmic diseases and conditions, acute post-surgical pain and ear, nose and/or throat diseases or conditions.

The following is a summary of patents and patent applications that cover our commercial products and potentially cover our product candidates:

OTX-TKI (axitinib intravitreal implant) for Wet AMD, DME and RVO

We have licenses to several U.S. patents and patent applications, and certain foreign counterparts, with the potential to cover this product candidate, expected to expire between 2027 and 2032. We own pending patent applications in the United States with the potential to cover this product candidate that, if granted, are expected to expire in 2041.

OTX-TIC (travoprost intracameral implant) for open-angle glaucoma or ocular hypertension

We have licenses to a pending U.S. application and certain foreign patent applications pending that potentially cover this product candidates that, if granted, are expected to expire in 2037. We own pending patent application in the United States and under the Patent Cooperation Treaty, or PCT, with the potential to cover this product candidate that, if granted, are expected to expire in 2042.

OTX-CSI (cyclosporine intracanalicular insert) for dry eye disease

We have licenses to U.S. patents and patent applications, and certain foreign counterparts, that potentially cover this product candidate, and which are expected to expire in 2030, relating to methods of use of this product candidate.  We own a pending patent application in the United States with the potential to cover this product candidate that, if granted, is expected to expire in 2041.

OTX-DED (dexamethasone intracanalicular insert) for episodic dry eye disease

We have licenses to U.S. patents and pending applications, and certain foreign counterparts, which are expected to expire in 2030 and relate to compositions and methods of use of this product candidate.  We own a pending patent application in the United States with the potential to cover this product candidate that, if granted, is expected to expire in 2041.

DEXTENZA ® (dexamethasone ophthalmic insert) 0.4 mg

We have licenses to U.S. patents and pending applications, and certain foreign counterparts, which are expected to expire in 2030 and potentially cover compositions and methods of use of this product candidate.

We also own a U.S. patent application with the potential to cover this product that, if granted, is expected to expire in 2036.

DEXTENZA ® (dexamethasone ophthalmic insert) 0.4 mg for allergic conjunctivitis

We have licenses to U.S. patents, and certain foreign counterparts, which are expected to expire in 2030 and potentially cover compositions and methods of use of this product candidate.  We own a pending patent application in the United States with the potential to cover this product candidate that, if granted, is expected to expire in 2041.

ReSure® Sealant

We have licenses to two U.S. patents that cover ReSure Sealant. One U.S. patent is expected to expire in 2024 and relating to the process of making and using hydrogel compositions, and one U.S. patent is expected to expire in 2032 and relates to certain features of the ReSure Sealant package.

The existence of patent applications does not guarantee that a patent will issue, or that any patent that does issue will cover the product or product candidate. Issued patents are subject to validity, enforceability and infringement challenges by third parties with uncertain chances of success.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent for certain patents as partial compensation for the length of time the drug is under regulatory review while the patent is in force. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended.

Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, where applicable, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. The expiration dates referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data.

Licenses

Incept, LLC

In January 2012, we entered into an amended and restated license agreement, which we refer to as either the Prior Agreement or Original License, with Incept under which we hold an exclusive, worldwide, perpetual, irrevocable license under specified patents and technology owned or controlled by Incept to make, have made, use, offer for sale, sell, sublicense, have sublicensed, offer for sublicense and import, products delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to all human ophthalmic diseases or conditions. This license covers a significant portion of the patent rights and the technology for DEXTENZA, ReSure Sealant and our hydrogel platform technology product candidates. The agreement supersedes an April 2007 license agreement between us and Incept. Amar Sawhney, our former President and Chief Executive Officer and former Executive Chairman of the Board of Directors, is a general partner of Incept.

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

Financial Terms. We and any of our sublicensees are obligated to pay Incept royalties as follows under the Second Amended Agreement: (i) consistent with the Prior Agreement, a royalty equal to a low single-digit percentage of net sales by the us or our affiliates of products, devices, materials, or components thereof, or Licensed Products, including or covered by Original IP, excluding the Shape-Changing IP, in the Ophthalmic Field of Use; (ii) a royalty equal to a mid-single-digit percentage of net sales by us or our affiliates of Licensed Products including or covered by Original IP, excluding the Shape-Changing IP, in the Additional Field of Use; and (iii) a royalty equal to a low single-digit percentage of net sales by us or our affiliates of Licensed Products including or covered by Incept IP or Joint IP in the field of drug delivery. Royalty obligations under the Second Amended Agreement commence with the first commercial sale of a Licensed Product described above and terminate upon the expiration of the last-to-expire patents included in the Licensed IP, as applicable. Any sublicensee of us also will be obligated to pay Incept royalties on net sales of Licensed Products made by it and will be bound by the terms of the Second Amended Agreement to the same extent as us. Additionally, at its sole discretion, Incept may require, as a condition of any sublicense by us in the Additional Field of Use and in exchange for a reduction in the royalties owed on net sales of Licensed Products described above, payments equal to a mid-teen percentage of any upfront payment and, subject to certain conditions, other payments received by us from the sublicensee.

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

Under the terms of the License Agreement, we received upfront payments totaling $12 million in the fourth quarter of 2020. We also became eligible to receive up to an additional $91 million in aggregate, inclusive of a low-seven-figure clinical support payment, upon the achievement of certain development and commercial milestones. In the fourth quarter of 2021, we received a $1 million milestone payment under the License Agreement from AffaMed; we expect to recognize a clinical support payment of another $2 million in the first quarter of 2022 in connection with dosing the first subject in a Phase 2 clinical trial evaluating OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension. There can be no guarantee, however, that any of these milestones will be achieved. We are also entitled to receive tiered, escalating royalties on the net sales of the AffaMed Licensed Products ranging from a low-teen to low-twenties percentage. Royalties under the License Agreement are payable on an AffaMed Licensed Product-by-AffaMed Licensed Product and jurisdiction-by-jurisdiction basis and are subject to potential reductions in specified circumstances, subject to a specified floor.

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

Competitors of OTX-TKI

Our intravitreal implant for the treatment of wet AMD will compete with anti-VEGF compounds administered in their current formulation and prescribed for the treatment of wet AMD as these agents can in some instances deliver one to two months or more of therapeutic effect. They include Lucentis, Eylea, Beovu, Vabysmo and off-label use of the cancer therapy Avastin. Multiple companies, although all in early stages of development, are exploring ways to deliver anti-VEGF products in a sustained-release fashion, including Clearside Biomedical, Inc., which is pursuing a TKI (axitinib) administered into the suprachoroidal space; Eyepoint Pharmaceuticals, Inc., which is pursuing a sustained-release bioerodible device containing a TKI (vorolanib) using its Durasert™ technology; Aerie Pharmaceuticals, which is pursuing development of a 4-6 month TKI implant (axitinib) using its Print® manufacturing technology; Graybug Vision, Inc. which is pursuing a sustained-release microparticle depot TKI formulation (sunitinib) to extend therapeutic drug levels in ocular tissue for up to six months; and Kodiak Sciences Inc., which is pursuing sustained release therapies based on its anti-VEGF biopolymer conjugate technology. Recently, Genentech received approval for Susvimo which utilizes the company’s port delivery system for delivery of ranibizumab. In addition, there are several companies pursuing gene therapy to treat retinal diseases including Adverum Biotechnologies, Inc. and REGENXBIO Inc. There also are a number of companies with products in development targeting the inhibition of the complement system to address retinal diseases, specifically geographic atrophy including Apellis Pharmaceuticals, IVERIC bio, Inc., Annexion Biosciences, Novartis (Gyroscope Therapeutics), Genentech/Ionis and Janssen Pharmaceuticals, among others.

Competitors of OTX-TIC

Allergan PLC, now owned by AbbVie, Inc., received approval in March 2020 of DURYSTA, a biodegradable bimatoprost intracameral implant consisting of a PGA and a biodegradable polymer matrix for the reduction of IOP in patients with open-angle glaucoma or ocular hypertension. Allergan purchased ForSight VISION5 who was conducting a Phase 2 clinical trial with the Helios insert, a sustained-release ocular insert placed below the eyelid that delivers bimatoprost for the treatment of glaucoma. Glaukos, Inc. is in Phase 3 trials with its iDose technology to deliver travoprost for the treatment of glaucoma. In addition, several other companies have announced their intention to develop products for treatment of glaucoma using sustained-release therapy, although each of these is at an early stage of development. Mati Therapeutics has conducted a Phase 2 clinical trial with an intracanalicular insert for the treatment of glaucoma.

Competitors of OTX-CSI and OTX-DED

A number of therapies are currently available for the treatment of dry eye disease in the United States. The most commonly used treatments for dry eye disease in the United States are over-the-counter eye drops, often referred to as “artificial tears,” and three FDA-approved prescription eye drop therapies: Restasis, Xiidra and Cequa. Artificial tears are intended to supplement insufficient tear production or improve tear film instability but are primarily saline-based and provide only temporary relief. Restasis and Cequa, both calcineurin inhibitor immunosuppressants, and Xiidra, a LFA-1 antagonist, address chronic inflammation associated with dry eye disease. Kala Pharmaceuticals received approval in 2020 and launched EYSUVIS™, (loteprednol etabonate ophthalmic suspension) 0.25% for the short term (up to two weeks) treatment of the signs and symptoms of dry eye disease. Oyster Point Pharma received approval in 2021 for TYRVAYA™ (varenicline solution) Nasal Spray, a cholinergic agonist indicated for the treatment of the signs and symptoms of dry eye disease. Other treatment options include ointments, gels, warm compresses, omega-3 fatty acid supplements and a number of medical devices. We are aware of many other companies developing therapies for dry eye disease, including Aerie Pharmaceuticals, Alcon, Aldeyra Therapeutics, Allergan, Aurinia Pharmaceuticals, Azura Ophthalmics, Bausch Health (Novaliq), HanAll BioPharma, Johnson & Johnson, Mitotech, Novartis, Parion Sciences, ReGenTree, Silk Technologies, Sylentis, TearSolutions, and TopiVert Pharma.

Competitors of DEXTENZA

Icon Biosciences, Inc. received FDA approval of DEXYCU® in February 2018. DEXYCU is an injection of dexamethasone at the time of surgery into the posterior chamber of the eye (behind the iris) to treat inflammation associated with cataract surgery. Icon Biosciences Inc. was subsequently bought by pSvidia Corporation in March 2018 and, at the same time, the new entity was renamed Eyepoint. Eyepoint launched DEXYCU commercially in the first quarter of 2019. OMIDRIA®, recently purchased by Rayner Surgical Group Limited, is a prescription medication used during cataract surgery. According to the OMIDRIA website, this product helps the black part in the center of your eye (pupil) stay open (dilated) during cataract surgery and decreases eye pain after surgery.

Competitors of ReSure Sealant

ReSure Sealant is the first and only surgical sealant approved for ophthalmic use in the United States. Outside the United States, Beaver Visitec is commercializing its product OcuSeal, which is designed to provide a protective hydrogel film barrier to stabilize ocular wounds. This product has received a CE Mark in Europe but is not approved for use in the United States. Sutures are the primary alternative device for closing ophthalmic wounds. Most commonly, however, a technique called stromal hydration, which involves the localized injection of a balanced salt solution at the wound edges, is often used to facilitate the sealing of a wound.

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

An applicant seeking approval to market and distribute a new drug or biological product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

●	design of a clinical protocol and submission to the FDA of an IND, which must take effect before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

●	preparation and submission to the FDA of a new drug application, or NDA, for a drug candidate product and a biological licensing application, or BLA, for a biological product requesting marketing for one or more proposed indications;

●	review by an FDA advisory committee, where appropriate or if applicable;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of clinical data;

●	payment of user fees and securing FDA approval of the NDA or BLA; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated product, as well as in vitro and animal studies to assess the safety and activity of the investigational product for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND.

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

Reporting Clinical Trial Results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

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

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act, or the Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study for a covered investigational product; or 15 days after the investigational product receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

A clinical trial may combine the elements of more than one phase, and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

In some cases, the FDA may approve an NDA or BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials, typically referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials, such as to verify clinical benefit in the case of products approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting mandatory Phase 4 clinical trials could result in withdrawal of FDA approval for products.

In response to the COVID-19 pandemic, FDA issued guidance on March 18, 2020, and has updated it periodically since that time to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study, among other things. The FDA has indicated that it will continue to provide any necessary guidance to sponsors, clinical investigators, and research institutions as the public health emergency evolves.

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA or BLA is submitted (pre-NDA or pre-BLA meeting). Meetings at other times may also be requested. There are three types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA/pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2 meeting, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the FDA’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Manufacturing and Other Regulatory Requirements

Concurrently with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, and purity of the finished product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

Pediatric Studies

Under the Pediatric Research Equity Act, or PREA, applications and certain types of supplements to applications must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial Pediatric Study Plan, or PSP, within 60 days of an EOP2 meeting or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The sponsor and the FDA must reach agreement on a final plan. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

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

Section 505(b)(2) thus authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

If we obtain favorable results in our clinical trials, we plan to submit NDAs for our product candidates under Section 505(b)(2).

Acceptance and Review of NDAs and BLAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product and the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission and review of an application under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for FY2022 this application fee is approximately $3.1 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $369,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA target action date.

In connection with its review of an application, the FDA will typically submit information requests to the applicant and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. To ensure cGMP and GCP compliance by its employees and third-party contractors, an applicant may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.

Decisions on NDAs and BLAs

The FDA reviews an applicant to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If FDA determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a CRL or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA or BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six-month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs and biologics within 30 days of approval of such products. To date, CRLs are not publicly available documents.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic.

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased into the U.S. supply chain and regulatory framework. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Congress more recently enacted the Drug Supply Chain Security Act, or DSCSA, which made significant amendments to the FDCA, including by replacing certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme. The DSCSA now requires uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers; it also provides for preemption of certain state laws in the areas of licensure and prescription drug traceability.

Generic Drugs and Regulatory Exclusivity

In 1984, with passage of the Hatch-Waxman Act, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs and it also enacted Section 505(b)(2). To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD.

Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, FDA has consistently taken the position that an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration or combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.

Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA; however, an applicant submitting a traditional NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

As part of the submission of an NDA or certain supplemental applications, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. The FDA’s regulations governing patient listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book. Specifically, the ANDA applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. Moreover, to the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the NDA-approved product in the Orange Book to the same extent that an ANDA applicant would.

If the generic drug or follow-on drug applicant does not challenge the innovator’s listed patents, FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the referenced product have expired. A certification that the new generic product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA owner and patent holders once the ANDA has been accepted for filing by the FDA. The NDA owner and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earliest of 30 months after the receipt of the Paragraph IV notice, expiration of the patent and a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant.

Regulatory Exclusivity Governing Biologics

When a biological product is licensed for marketing by FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA, including a draft guidance issued in November 2020 that seeks to provide additional clarity to manufacturers of interchangeable biosimilars.

Under the BPCIA, a manufacturer may submit an application for a product that is “biosimilar to” a previously approved biological product, which the statute refers to as a “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product in terms of safety, purity and potency. The biosimilar applicant may demonstrate that its product is biosimilar to the reference product on the basis of data from analytical studies, animal studies and one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find not only that the product is biosimilar to the reference product but also that it can be expected to produce the same clinical results as the reference product such that the two products may be switched without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. Following approval of the interchangeable biosimilar product, the FDA may not grant interchangeability status for any second biosimilar until one year after the first commercial marketing of the first interchangeable biosimilar product.

A reference biological product is granted 12 years of exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. Even if a product is considered to be a reference product eligible for exclusivity, however, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well controlled clinical trials to demonstrate the safety, purity, and potency of their product. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of exclusivity. For drug products, the six-month exclusivity may be attached to the term of any existing patent or regulatory exclusivity, including the orphan exclusivity and regulatory exclusivities available under the Hatch-Waxman Act. For biologic products, the six month period may be attached to any existing regulatory exclusivities but not to any patent terms. The conditions for pediatric exclusivity include the FDA’s determination that information relating to the use of a new product in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric clinical trials, and the applicant agreeing to perform, and reporting on, the requested clinical trials within the statutory timeframe. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data.

The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patents that cover the product are extended by six months. Although this is not a patent term extension, it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by the proposed product.

Patent Term Restoration and Extension

In the United States, a patent claiming a new product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one half the time between the effective date of the IND involving human beings and the submission date of the NDA or BLA, plus the time between the submission date of the application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.

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

Class I devices are low-risk devices for which reasonable assurance of safety and effectiveness can be provided by adherence to the FDA’s general controls for medical devices, which include applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events and malfunctions and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Many Class I devices are exempt from premarket regulation; however, some Class I devices require premarket clearance by the FDA through the 510(k) premarket notification process.

Class II devices are moderate-risk devices and are subject to the FDA’s general controls, and any other special controls, such as performance standards, post-market surveillance, and FDA guidelines, deemed necessary by the FDA to provide reasonable assurance of the devices’ safety and effectiveness. Premarket review and clearance by the FDA for Class II devices are accomplished through the 510(k) premarket notification procedure, although some Class II devices are exempt from the 510(k) requirements. Premarket notifications are subject to user fees, unless a specific exemption applies.

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

PMA applications are subject to an application fee. For federal fiscal year 2022, the standard fee is $374,858 and the small business fee is $93,714.

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

Review and Approval of Combination Products in the United States

●	A combination product is a product composed of any combination of a drug and a device; a biological product and a device; a drug and a biological product; or a drug, device, and a biological product. Under FDA’s regulations, a combination product is defined to include: a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity (a “single-entity” combination product);

●	two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products (“co-packaged” combination product);

●	a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device, or biological product (a “cross-labeled” combination product); or

●	any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect (a “cross-labeled” investigational combination product).

The FDA has established an Office of Combination Products to serve as a focal point for combination product issues and for medical product classification and assignment issues for agency staff and industry. That office issues guidance and regulations to clarify the regulation of combination products, and is responsible for assigning products to an FDA center for premarket review and regulation where their classification or assignment is unclear or in dispute. Combination products are assigned to an FDA center based on a determination of the “primary mode of action” or PMOA of the combination product. The FDCA defines PMOA as “the single mode of action of a combination product that provides the most important therapeutic action of the combination product.” For example, if the PMOA of a device-biological combination product is attributable to the biological product, the FDA Division responsible for premarket review of that biological product would have primary jurisdiction for the combination product. One investigational application is generally sufficient for a combination product, but that application must include all information on the entire combination product. In most cases, the type of investigational application is that typically required by the lead center. Thus, if the drug constituent part of a drug/device combination product provides the PMOA, the investigation would be under an IND.

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general

(along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws and other states will likely be considering similar laws in the near future.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, was adopted. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned European Union Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The new Regulation came into application on January 31, 2022, following confirmation of full functionality of the Clinical Trials Information System through an independent audit by the European Commission in mid-2020. The Clinical Trials Regulation repealed the prior Clinical Trials Directive 2001/20/EC. According to the transitional provisions, if a clinical trial initiated prior to the effectiveness of the new Regulation continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

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

Conditional Approval

In particular circumstances, European Union legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the European Union Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the European Union Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the European Union market (in case of centralized procedure) or on the market of the authorizing European Union Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the European Union is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

●	Compliance with the European Union’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.

●	The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable European Union laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with European Union cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union.

●	The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union notably under Directive 2001/83EC, as amended, and European Union Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the European Union.

Regulatory Data Protection in the European Union

In the European Union, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Pediatric Exclusivity

If an applicant obtains a marketing authorization in all European Union Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.

Patent Term Extensions

The European Union also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the European Union, sponsors must apply on a country by country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

Reimbursement and Pricing of Prescription Pharmaceuticals

In the European Union, similar political, economic and regulatory developments to those in the United States may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, pharmaceutical firms may be required to conduct a clinical trial that compares the cost-effectiveness of the product to other available therapies.

Review and Approval of Medical Devices in the European Union

The European Union has adopted numerous directives and standards regulating, among other things, the design, manufacture, clinical trials, labeling, approval and adverse event reporting for medical devices. In the European Union, or the European Union, medical devices must comply with the Essential Requirements in Annex I to the currently applicable European Union Medical Devices Directive (Council Directive 93/42/EEC), or the Essential Requirements. Compliance with these requirements is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold in the European Economic Area, or EEA, comprised of the European Union member states plus Norway, Iceland, and Liechtenstein.

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

Additionally, all manufacturers placing medical devices in the market in the European Union are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the competent authority in whose jurisdiction the incident occurred. In the European Union, manufacturers must comply with the European Union Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the

European Union countries, and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its European Authorized Representative to its customers and to the end users of the device through Field Safety Notices.

The legal framework currently applicable for medical devices in the European Union was amended by Medical Devices Regulation (Regulation (EU) 2017/745) adopted in 2017, which we refer to as the MDR and which repeals and replaces the European Union Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the European Economic Area, or EEA, member states, the MDR is directly applicable (i.e., without the need for adoption of EEA member State laws implementing them) in all EEA member states and is intended to eliminate current differences in the regulation of medical devices among EEA member states. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical and ensure a high level of safety and health.

The MDR became applicable on May 26, 2021 and will, among other things:

●	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

●	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

●	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and

●	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Trade and Cooperation Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Trade and Cooperation Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Trade and Cooperation Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of European Union law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the European Union.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected.

General Data Protection Regulation

Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the European Union-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the withdrawal of the U.K. from the European Union, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.

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

DEXTENZA is scheduled to lose transitional pass-through status in July 2022. In November 2021, CMS, in its annual rulemaking, has indicated that DEXTENZA will be paid separately in the ASC and HOPD settings through 2022 despite its scheduled loss of pass-through status. CMS also indicated that DEXTENZA is eligible for separate payment in the ASC setting beyond 2022 because it meets the criteria set forth for non-opioid pain management drugs as a surgical supply provision. In addition, CMS, during the same rulemaking cycle, made a final recommendation on the fixed reimbursement amount for the procedure of inserting DEXTENZA, a Category I Current Procedural Terminology, or CPT, code 68841 to replace DEXTENZA’s current Category III CPT code 0365T, effective January 1, 2022. The physician fee for the insertion of DEXTENZA into the canaliculus will be $31.58 in the ASCs and HOPDs and $37.29 in the physician’s office for unilateral insertion as of January 1, 2022 under the new Category I code. Additionally, although CMS established these reimbursement amounts for 2022, CMS will review such determination as part of its annual rulemaking cycle. A specific and permanent J-Code for ophthalmic inserts containing dexamethasone including DEXTENZA is in effect. J-Codes are familiar to both medical practices and their billing staffs, as well as Medicare (Part B and Part C) and commercial insurers. As a result, J-Codes generally allow for a simpler and more convenient reimbursement process.  Separately, a CPT procedure code has been established for the administration of drug-eluting intracanalicular inserts to facilitate reimbursement for physicians for the procedure of inserting DEXTENZA into the canaliculus. We expect pricing for DEXTENZA while in pass-through payment status to be approximately $555 per insert.

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

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, including the Final Omnibus Rule published in January 2013, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

●	the federal transparency requirements under the ACA, known as the federal Physician Payments Sunshine Act, will require certain manufacturers of drugs, devices, biologics and medical supplies to report to CMS within the Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals and physician ownership and investment interests held by physicians, other healthcare providers and their immediate family members; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, such as Medicare and Medicaid. Ensuring compliance is time consuming and costly. Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of drug and biologic products, limiting coverage and reimbursement for medical products and other changes to the healthcare system in the United States.

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select

Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new executive order that directs federal agencies to reconsider rules and other policies that limit access to healthcare, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Executive Order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Human Capital

As of December 31, 2021, we had 228 full-time employees. The following table provides an overview of the distribution of those employees:

Department	Headcount
Research & Development	99
Sales & Marketing	76
Manufacturing	13
General & Administrative	40
Total Employees	228

We are committed to inclusion and diversity and believe that these are important elements of our culture that enables us to attract and retain a high quality workforce. As of December 31, 2021, our workforce was composed of 47% female and 53% male, and 39% of the workforce was non-white.

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

Item 1A. Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K, including under the heading “Summary of Risk Factors” in this Annual Report, should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 2 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to the Coronavirus Pandemic

The coronavirus (COVID-19) pandemic has disrupted, and is expected to continue to adversely affect, our operations, including our commercialization of DEXTENZA, our ability to generate revenue from sales of DEXTENZA and ReSure Sealant, and our enrollment of certain clinical trials.  In the future, the COVID-19 pandemic or other pandemics may have other adverse effects on our business, operations and ability to raise capital.

The COVID-19 coronavirus pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the pandemic through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. As the recent resurgence of cases due to the delta and omicron variants have illustrated, the future progression of the pandemic and its effects on our business and operations are uncertain.

We believe the COVID-19 pandemic has adversely affected, and we expect it to continue to adversely affect, our commercialization of DEXTENZA and our ability to generate revenue from sales of DEXTENZA, as a result of many factors, including:

●	a decrease in patients attending routine ophthalmology appointments or undergoing elective surgical procedures, including cataract surgery;
●	diversion of healthcare resources away from elective surgical procedures, including cataract surgery, to focus on pandemic concerns;
●	government and institutional restrictions limiting the ability of our key account managers to conduct sales activities or access accounts and healthcare professionals, which could adversely impact our commercialization of DEXTENZA;
●	limitations of employees being able to fulfill their job requirements because they have chosen or may choose not to be vaccinated;
●	challenges in retaining and recruiting key personnel in certain operations of our business; and
●	potential interruptions in global shipping affecting the transport of raw materials used in the manufacture of our product, drug product, patient samples and related literature and similar issues related to current economy-wide supply chain concerns.

While we saw improvement in certain of these factors earlier in 2021 as a result of the increased availability of vaccines and a reduction in COVID-19 infections in the United States, we saw the renewed impact of the COVID-19 pandemic in the second half of 2021 with the surges of the delta and omicron variants. Elective ophthalmology surgeries declined during the periods of these surges, which we believe led to slower than expected in-market sales of DEXTENZA during both the third and fourth quarters of 2021.

The COVID-19 pandemic has delayed, and has the potential to further delay or otherwise adversely affect, our clinical development activities, including our ability to recruit or retain subjects in and otherwise conduct our ongoing clinical trials, as a result of many factors, including:

●	diversion of healthcare resources away from the conduct of our clinical trials to focus on pandemic concerns, including the availability of necessary materials, the attention of physicians serving as our clinical trial investigators, access to hospitals serving as our clinical trial sites, and availability of hospital staff supporting the conduct of our clinical trials;
●	the inability or reluctance of subjects enrolled in our clinical trials to visit clinical trial sites if subjects are affected by the virus or are fearful of traveling to our clinical trial sites because of the pandemic;
●	potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples, and raw materials used in the manufacture of our product candidates; medical and laboratory supplies used in our clinical trials or preclinical studies; or animals that are used for preclinical testing, and other supplies used in our clinical trials and preclinical studies;
●	the impact of personnel shortages, further limitations on travel, or other operational challenges that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring and reporting activities, travel by our employees, contract research organizations, or CROs, or patients to clinical trial sites, or the ability of employees at our manufacturing facility to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials or limit the amount of clinical data we will be able to report;
●	potential interruptions in the operations of the U.S. Food and Drug Administration, or the FDA, or other regulatory authorities, which could delay or adversely impact the review of any investigational new drug, or IND, application or new drug application, or NDA, we submit to the FDA or such other regulatory authorities or delay our ability to discuss and receive guidance on the clinical development of our product candidates; and
●	any future interruption of, or delays in receiving, supplies of clinical trial material from our manufacturing facility due to stay-at-home orders, production slowdowns or stoppages, or disruptions in delivery systems.

If delays related to the COVID-19 pandemic affect the enrollment of any of our ongoing or planned clinical trials, as they did for our Phase 1 clinical trial evaluating OTX-TIC, the completion of such trials could be delayed. We are currently experiencing slow enrollment of the fourth cohort in our OTX-TKI Phase 1 clinical trial due to COVID-19 restrictions in Australia.

The COVID-19 pandemic has also impacted, and may in the future impact, the administration of our clinical trials. In May 2020, we disclosed the receipt of interim data regarding our ongoing Phase 1 clinical trial of OTX-TKI for the potential treatment of wet AMD and other retinal diseases. Subsequently, we learned that the data collection and other administrative activities of a clinical trial site in Australia had been adversely impacted by the effects of the COVID-19 pandemic and the site had, as a result, erroneously reported the status of a subject to us because certain information had not been entered into the clinical trial database in a timely manner. In July 2020, we reported the updated data.

The COVID-19 pandemic continues to evolve and its ultimate scope, duration and effects are unknown. The extent of the impact on our business, preclinical studies and clinical trials, commercialization activities and revenue will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These include, but are not limited to, the duration of the pandemic; actions to contain the pandemic or treat its impact, such as travel restrictions, vaccination campaigns, social distancing, masking requirements and quarantines or lock-downs in the United States and other countries; staffing shortages in the healthcare industry; business closures or business disruptions; and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We cannot be certain what the overall impact of the COVID-19 pandemic or any future pandemic will be on our business or as to its potential to continue to adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of incurring significant losses. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We have a history of incurring significant losses. Our net loss was $155.6 million for the year ended December 31, 2020, primarily due to a loss from operations of $62.8 million and a change in fair value of a derivative liability of $86.2 million. Our net loss was $6.6 million for the year ended December 31, 2021, primarily due to a loss from operations of $78.0 million offset by a change in fair value of a derivative liability of $78.1 million. As of December 31, 2021, we had an accumulated deficit of $545.8 million. We have financed our operations primarily through sales of our products, private placements of our preferred stock, public offerings of our common stock, the private placement of convertible notes in the aggregate principal amount of our $37.5 million, or the Convertible Notes, and borrowings under credit facilities. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and the commercialization of DEXTENZA® for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis. Although we expect to continue to generate revenue from sales of DEXTENZA, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States, including the commercial launch of DEXTENZA in the office setting for the treatment of ocular itching associated with allergic conjunctivitis;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any other products or product candidates we intend to commercialize;
●	continue ongoing clinical trials for our product candidates OTX-TKI (in both Australia and the United States) for the treatment of wet AMD and OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension and our ongoing clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement;

●	determine to initiate new clinical trials to evaluate OTX-TKI for the treatment of wet AMD, OTX-CSI for the chronic treatment of dry eye disease and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease and to initiate a new clinical trial to evaluate DEXTENZA in pediatric subjects with ocular itching associated with allergic conjunctivitis in accordance with the FDA’s post-approval requirement;
●	conduct or support research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea and the countries of the Association of Southeast Asian Nations pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;
●	continue the research and development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings;
●	make investments to improve our defenses against cybersecurity and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our development expenses will increase if:

●	we are required by the FDA or the other regulatory authorities such as the European Medicines Agency, or EMA, to perform trials or studies in addition to those currently expected;
●	there are any delays in receipt of regulatory clearance to begin our planned clinical programs;
●	there are any delays in enrollment of subjects in or completion of our clinical trials or the development of our product candidates; or
●	there are any delays in receiving marketing approval of any of our product candidates.

For us to become and remain profitable, we will need to continue to successfully commercialize DEXTENZA and to successfully develop and commercialize other products with significant market potential. This will require us or our current or future collaborators to be successful in a range of challenging activities, including:

●	continuing to commercialize DEXTENZA in the United States, including by further developing our manufacturing, marketing, sales force, and distribution capabilities;
●	completing clinical development of our product candidates, including OTX-TKI, OTX-TIC, OTX-CSI and OTX-DED;
●	obtaining marketing approval for these product candidates;
●	manufacturing, marketing, selling and distributing any other products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from CMS and other third-party payors for our products; and
●	protecting our rights to our intellectual property portfolio.

Even if we succeed in our commercialization efforts, we may never generate revenue that is sufficient to achieve profitability. We do not anticipate revenue from sales of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis will be sufficient for us to become profitable for several years, if ever.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our common stock and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We will need substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue to commercialize DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery, begin to commercialize DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, and advance OTX-TKI, OTX-TIC, OTX-CSI and OTX-DED through clinical development. We expect to devote substantial financial resources as we conduct late-stage clinical trials for our product candidates, seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results, and commercialize any products for which we receive marketing approval. In addition, we plan to devote significant financial resources to conduct research and development of our other product candidates. Accordingly, we will need to obtain substantial additional funding to fully support our continuing and planned operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

As of December 31, 2021, we had cash and cash equivalents of $164.2 million, outstanding debt of $25.0 million, net of unamortized discount, and $37.5 million aggregate principal amount of Convertible Notes plus accrued interest of $6.5 million. We believe that our existing cash and cash equivalents will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the commercialization of DEXTENZA, the pace of our research and clinical development programs and other aspects of our business. Our assumptions may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital sooner or adjust our plans accordingly. Our future capital requirements will depend on many factors, including:

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future, including costs increases due to inflation;
●	the progress, costs and outcome of our clinical trials of our product candidates, in particular OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension and OTX-TKI for the treatment of wet AMD;
●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

Conducting preclinical testing and clinical trials, seeking market approvals and commercializing products are time-consuming, expensive and uncertain processes that take years to complete. We may never generate the necessary data or results required to obtain regulatory approval of products with the market potential sufficient to enable us to generate significant revenues from the sale of such products.  Accordingly, we will need to obtain substantial additional financing to achieve our business objectives.  Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or products or product candidates.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments and royalty payments.  To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under our Credit Facility pursuant to which we have a total borrowing capacity of $25.0 million, which has been fully drawn down, may limit our ability to obtain additional debt financing.

If we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, products or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

Under our credit facility, or the Credit Facility, we have $25.0 million, net of unamortized discount, of outstanding principal indebtedness.  Under the accompanying credit and security agreement, as amended and/or restated to date, which we refer to as the Credit Agreement, we are permitted to make interest-only payments through April 2024, at which time we will be required to make, in addition to the monthly interest payments, principal payments on the term loans in accordance with the amortization schedules set forth in the Credit Agreement. Our obligations under the Credit Agreement are secured by all of our assets, including our intellectual property.  The Credit Agreement also includes customary affirmative and negative covenants, including limitations on dispositions, mergers or acquisitions; incurring indebtedness, liens or encumbrances; paying dividends; making certain investments; and engaging in certain other business transactions. In March 2019, we issued $37.5 million aggregate principal amount of issued and outstanding Convertible Notes. The Convertible Notes mature on March 1, 2026 and interest on the Convertible Notes is payable at maturity or if earlier converted, repurchased or redeemed pursuant to their terms. We could in the future incur additional indebtedness beyond such amounts, including by potentially amending our Credit Agreement.

Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

●	requiring us to dedicate a substantial portion of cash and cash equivalents and marketable securities to the payment of interest on, and principal of, our debt, which would reduce the amounts available to fund working capital, commercialization expenditures, capital expenditures, product development efforts and other general corporate purposes;
●	obligating us to additional negative covenants further restricting our activities;
●	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
●	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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

A failure to comply with conditions of our Credit Agreement or the Convertible Notes could result in an event of default under those instruments.  In the event of an acceleration of amounts due under our Credit Agreement or the Convertible Notes as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness.

The elimination of LIBOR could adversely affect our business, results of operations or financial condition.

In July 2017, the head of the United Kingdom Financial Conduct Authority, or FCA, announced plans to phase out the use of LIBOR by the end of 2021. In November 2020, the International Exchange Benchmark Administration, the administrator of LIBOR, announced its decision to consult on ceasing the publication of rates for certain short-term LIBOR tenors effective December 31, 2021, and for the remaining tenors effective June 30, 2023. Financial regulatory authorities including the U.S. Federal Reserve and the FCA expressed support for announcement. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. We may incur significant expenses to amend our LIBOR-indexed loans and other applicable financial or contractual obligations, including our Credit Facility, to a new reference rate, which may differ significantly from LIBOR. Accordingly, the use of an alternative rate could result in increased costs, including increased interest expense on our credit facilities, and increased borrowing and hedging costs in the future. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2021, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of $423.6 million and $297.0 million, respectively. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2026. Our federal NOLs generated for the years ended after December 31, 2018, which amounted to a total of $297.8 million, can be carried forward indefinitely. As of December 31, 2021, we also had available research and development tax credit carryforwards for federal and state income tax purposes of $10.9 million and $6.1 million, respectively, which begin to expire in 2026 and 2025, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. As described below under the heading “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. Nor is it clear how various states will respond to the 2017 Tax Act; the Families First Coronavirus Response Act, or FFCR Act; or the CARES Act. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. Furthermore, the use of NOL carryforwards may become subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. We have not conducted a full study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. As a result, we are uncertain as to whether we have completed one or more transactions since our inception which may have resulted in an ownership change under Section 382 of the Code.  In addition, there may be changes in our stock ownership, some of which are outside of our control, that could result in ownership changes in the future.  For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Risks Related to Product Development

Clinical trials of our product candidates may not be successful. If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of such product candidate and our business may be harmed.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.  Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome.  A failure of one or more clinical trials can occur at any stage of testing.  The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design.  Some of our completed studies were conducted with small patient populations, making it difficult to predict whether the favorable results that we observed in such studies will be repeated in larger and more advanced clinical trials.  Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.  The protocols for our clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States.  However, the FDA is not obligated to comment on our trial protocols within any specified time period or at all or to affirmatively clear or approve our planned pivotal clinical trials.  Subject to a waiting period of 30 days, we could choose to initiate our pivotal clinical trials in the United States without waiting for any additional period for comments from the FDA.

We have devoted a significant portion of our financial resources and business efforts to the development of DEXTENZA and our product candidates.  We are currently investing substantial resources to advance the development of OTX-TKI for the treatment of wet AMD, OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease.  We currently have several ongoing clinical trials, including our Phase 1 clinical trials of OTX-TKI in Australia and the United States and our Phase 2 clinical trial of OTX-TIC.

We have, however, experienced the uncertainty of clinical trials in our own development programs. In our Phase 2 clinical trial for OTX-CSI for the treatment of dry eye disease, for example, OTX-CSI did not meet the primary endpoint of the clinical trial. The Phase 2, U.S.-based, randomized, double-masked, multi-center, vehicle-controlled clinical trial was designed to evaluate safety, tolerability, durability, and efficacy of two different formulations of OTX-CSI by measuring signs and symptoms of dry eye disease in 140 subjects treated in both eyes over approximately 16 weeks (a 12-week study period, with an additional 4-week safety follow-up). The four groups evaluated in this study were: OTX-CSI for a shorter duration, OTX-CSI for a longer duration, vehicle insert for a longer duration and vehicle insert for a very short duration. The study did not show separation between the OTX-CSI treated subjects (both formulations) and the vehicle treated subjects (both formulations) for the primary endpoint of increased tear production at 12 weeks as measured by the Schirmer’s Test. We are continuing to review the Phase 2 data, including baseline characteristics of the subject population and retention data showing lower than anticipated insert retention rates in the active drug groups, and to assess the impact and reasons for lower than expected retention rates before determining next steps for this program.

If clinical trials of any product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce clear or favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether our product candidates will receive marketing approval or reach successful commercialization. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our development and commercialization of products with significant market potential.

If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements or meet their obligations to us in a timely manner, or at all;
●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate; and
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.

From time to time, we may decide to conduct clinical trials to assess subjects’ clinical response to treatment and choose not to power such trials to measure the applicable efficacy endpoints with statistical significance, as we did in our Phase 2 clinical trials of our former product candidate OTX-TP for the treatment of open-angle glaucoma or ocular hypertension. In addition, post-hoc analyses such as those that we performed on certain results of Phase 2 clinical trials of OTX-TP may not be predictive of success in future clinical trials, including as a result of differences in trial design.  Post-hoc analyses performed using an unlocked clinical trial database can also result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

The FDA may also require that NDA submissions for our product candidates include pediatric data. We applied for a deferral from the FDA for this requirement for DEXTENZA for the treatment of post-surgical ocular inflammation and pain following cataract surgery until after approval of such product in adult populations.  While the FDA ultimately approved our request, if the FDA had required us to conduct pediatric studies in advance of FDA approval in adult populations, we would have experienced significant delays in our ability to obtain marketing approval for DEXTENZA for these indications.  We will face a similar risk if we seek a comparable deferral for other product candidates or indications.

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

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates or other product candidates that we might develop if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States.  Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with subject enrollment.  For example, in the third quarter of 2017, we initiated a Phase 1 clinical trial of OTX-TIC outside the United States.  After several months, after not enrolling any subjects, we closed this trial in the second quarter of 2018. Additionally, we intended to initiate our ongoing Phase 1 clinical trial of OTX-TKI outside the United States in 2018, but delays in enrollment prevented us from dosing subjects until the first quarter of 2019.

A variety of factors affect subject enrollment, including:

●	the prevalence and severity of the ophthalmic disease or condition under investigation;
●	the eligibility criteria for the study in question;
●	the perceived risks and benefits of the product candidate under study;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the proximity and availability of clinical trial sites for prospective subjects;
●	actual or threatened public health emergencies or outbreaks of disease (including, for example, the COVID-19 pandemic);
●	the conduct of clinical trials by competitors for product candidates that treat the same indications as our product candidates; and
●	the lack of adequate compensation for prospective subjects.

Delays can be more pronounced with later-stage clinical trials because they tend to be larger than early-stage trials. For example, enrollment in our completed Phase 3 clinical trial of our former product candidate OTX-TP, the largest clinical trial we have conducted to date, was significantly slower than expected. It had a target enrollment of 550 subjects and was conducted at approximately 49 sites in the United States. Enrollment in our ongoing Phase 3 clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery, to fulfill FDA post-approval regulatory requirements, is proceeding slowly due to the relative scarcity of pediatric cataract surgical subjects.

Our inability to enroll a sufficient number of subjects in any of our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals.  Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which could cause the value of our common stock to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our product candidates or any other product candidates that we may develop, we may need to abandon or limit our development of such product candidates.

If any of our product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

Many compounds that initially showed promise in clinical or early-stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development of the compound.  In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment.

We may not be successful in our efforts to develop additional products and product candidates based on our bioresorbable hydrogel technology platform or expand the use of our bioresorbable hydrogel technology for treating additional diseases and conditions.

We are currently directing most of our development efforts towards applying our proprietary, bioresorbable hydrogel technology platform to products and product candidates that are designed to provide local programmed-release hydrogel-based therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs.  In addition to DEXTENZA and ReSure Sealant, we have a number of product candidates at various stages of development based on our bioresorbable hydrogel technology platform and are exploring the potential use of our platform for other ophthalmic diseases and conditions.  These product candidates include intracanalicular inserts eluting drug product to the ocular surface; hydrogel drug delivery implants designed to release therapeutic antibodies and small molecules such as TKIs to modulate the biological activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet AMD; and hydrogel drug delivery implants designed to release drug product into the anterior chamber of the eye via an intracameral injection for the treatment of diseases and conditions of the front of the eye.

Our product candidates and any other product candidates that we may develop based on our platform may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  If we do not successfully develop and commercialize products and product candidates that are based on our platform, we will not be able to obtain substantial product revenues in future periods.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications.  As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. In addition, if we do not accurately evaluate the commercial potential of a target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We are currently prioritizing the continued commercialization of DEXTENZA, the advancement through Phase 1 clinical development of OTX-TKI for the treatment of wet AMD, and the advancement through Phase 2 clinical development of OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension and are assessing the further development of OTX-CSI for the chronic treatment of dry eye disease and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. Although we believe our prioritization of resources is currently the best use of our resources, we may not be correct.

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

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA.  For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles.  The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful.  In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations.  If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates.  Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

Other risks inherent in conducting international clinical trials include:

●	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;
●	administrative burdens of conducting clinical trials under multiple sets of foreign regulations;
●	failure of enrolled subjects to adhere to clinical protocols as a result of differences in healthcare services or cultural customs;
●	foreign exchange fluctuations;
●	diminished protection of intellectual property in some countries; and
●	political and economic risks relevant to foreign countries.

Risks Related to Commercialization

We depend heavily on the success of DEXTENZA and any product candidates for which we may obtain marketing approval. If we fail to commercialize these products successfully, our ability to generate significant product revenues and our business would be materially harmed.

The commercial success of DEXTENZA and any other product candidate for which we obtain marketing approval will depend on many factors, including the following:

●	successful completion of preclinical studies and clinical trials;
●	applying for and receiving and maintaining marketing approvals from applicable regulatory authorities;
●	scaling up our manufacturing processes and capabilities to support commercialization efforts;
●	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;
●	developing our sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
●	partnering successfully with our current and future collaborators;
●	gaining acceptance of our products, if and when approved, by patients, the medical community and third-party payors, competing effectively with other therapies, and obtaining and maintaining coverage and adequate reimbursement from third-party payors;
●	maintaining a continued acceptable safety profile of our products following approval;

●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and
●	protecting our rights in our intellectual property portfolio.

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

DEXTENZA, ReSure Sealant or any of our product candidates that receives marketing approval may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community.  We commercially launched ReSure Sealant in the first quarter of 2014, DEXTENZA for the treatment of post-surgical ocular inflammation and pain in July 2019, and are commercially launching DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first quarter of 2022, and we cannot yet accurately predict the extent to which these products will gain market acceptance and become commercially successful, if at all.  We previously commenced commercialization in Europe of an earlier version of ReSure Sealant that was approved and marketed as an ocular bandage, but we were unsuccessful and ceased commercialization efforts of the product.   If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable.

The degree of market acceptance of DEXTENZA, ReSure Sealant, or any product candidate for which we obtain marketing approval will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments;
●	our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;
●	the clinical indications for which the product is approved;
●	the convenience and ease of administration compared to alternative treatments, including the intracanalicular insert retention rate for our intracanalicular insert products and product candidates;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of our marketing and distribution support;
●	timing of market introduction of competitive products;
●	the availability of third-party coverage and adequate reimbursement and, for ReSure Sealant, the lack of separate reimbursement when used as part of a cataract surgery procedure;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of our products together with other medications.

For example, because we have not conducted any clinical trials to date comparing the effectiveness of DEXTENZA directly to currently approved alternative treatments for post-surgical ocular inflammation and pain following cataract surgery or allergic conjunctivitis, it is possible that the market acceptance of DEXTENZA could be less than if we had conducted such trials, and we may not be able to achieve the market share we anticipate.

We also expect DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis to be priced at a premium to certain treatment alternatives. As a result, we believe that certain payors will “step-edit” DEXTENZA for this indication, meaning that patients will be asked to try lower priced therapeutics before the payor may be willing to reimburse for the use of DEXTENZA.

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

We have limited experience in the sale, marketing and distribution of drug and device products.  To achieve commercial success for DEXTENZA, ReSure Sealant, and any product candidate for which we obtain marketing approval, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We have built our own highly targeted, key account sales force for DEXTENZA that has focused primarily on ambulatory surgical centers, or ASCs, responsible for the largest volumes of cataract surgery.

In connection with our commercial launch of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, we intend to launch a separate sales force focused on ophthalmologists’ offices.  We believe that certain other of our product candidates, if they are successfully developed and obtain marketing approval, would also be primarily used in the office setting. We believe the office setting offers a unique set of potential challenges. If we are unsuccessful in adapting our marketing efforts to include the office setting, our ability to commercialize DEXTENZA to its fullest potential or any future product candidates used in the office setting would be adversely affected.

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

If we do not establish and maintain sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing DEXTENZA, ReSure Sealant or any of our product candidates.

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

Because the active pharmaceutical ingredients in our products and product candidates are primarily available on a generic basis, or are soon to be available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe the patents that we license or own.  For example, our licensed patents related to our intracanalicular insert products and product candidates largely relate to the hydrogel composition of the intracanalicular inserts and certain drug-release features of the inserts.  As such, if a third party were able to design around the formulation and process patents that we license or own and create a different formulation using a different production process not covered by our licensed patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018.  DEXYCU is an injection of dexamethasone into the anterior chamber of the eye to treat inflammation associated with cataract surgery.  Other companies have also advanced into Phase 3 clinical development biodegradable, programmed-release drug delivery product candidates that could compete with our intracanalicular insert products and product candidates.  ReSure Sealant is the first and only surgical sealant approved as a device for ophthalmic use in the United States, but it competes with sutures as an alternative method for closing ophthalmic wounds.  Multiple companies are exploring in early-stage development alternative means to deliver anti-VEGF and TKI products in an extended-delivery fashion to the back of the eye.  There are also multiple branded, generic and over-the-counter products, in the dry eye space, including Restasis®, for increasing tear production, marketed by Allergan; Cequa™ for increasing tear production, marketed by

Sun Ophthalmics in the United States; lifitegrast, for the treatment of the signs and symptoms of dry eye disease, marketed by Novartis under the brand name Xiidra®; and off-label use of corticosteroids.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.  Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.  Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.  These third parties compete with us in recruiting and retaining qualified scientific, manufacturing, marketing, and management personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

DEXTENZA, ReSure Sealant or any product candidate for which we obtain marketing approval in the United States or in other countries may not be considered medically reasonable and necessary for a specific indication, may not be considered cost-effective by third-party payors, coverage and an adequate level of reimbursement may not be available, and reimbursement policies of third-party payors may adversely affect our ability to sell our products and product candidates profitably.   ReSure Sealant is not separately reimbursed when used as part of a cataract surgery procedure, which limits the degree of market acceptance of this product by surgeons.  DEXTENZA is currently considered a post-surgical product, in the same fashion as eye drops. However, if DEXTENZA were instead categorized as an intra-operative product, it would not be subject to separate reimbursement in ASCs and hospital out-patient departments, or HOPDs, which could likewise limit its market acceptance.

A specific and permanent J-Code for ophthalmic inserts containing dexamethasone including DEXTENZA is in effect, and DEXTENZA currently benefits from transitional pass-through status. However, DEXTENZA is scheduled to lose transitional pass-through status in July 2022. In November 2021, Centers for Medicare & Medicaid Services, or CMS, in its annual rulemaking, indicated that DEXTENZA will be paid separately in the ASC and HOPD settings through 2022 despite its scheduled loss of pass-through status. CMS also indicated that DEXTENZA is eligible for separate payment in the ASC setting beyond 2022 because it meets the criteria set forth for non-opioid pain management drugs as a surgical supply provision. There can be no assurance that CMS will not change the criteria applicable to non-opioid pain management drugs for 2023 or beyond. If DEXTENZA is no longer eligible for reimbursement separately from ophthalmic surgery, due to the loss of pass-through status or otherwise, our net product revenues, which currently consist primarily of DEXTENZA sales in reliance on separate reimbursement through pass-through status, would decline significantly, and our ability to generate revenues from future sales of DEXTENZA to ASCs and HOPDs for the treatment of post-surgical ocular inflammation and pain would be adversely affected.

In addition, CMS, during the same rulemaking cycle, made a final recommendation on the fixed reimbursement amount for Category I Current Procedural Terminology, or CPT, code 68841, the procedure code for the insertion of DEXTENZA, effective January 1, 2022. As this new fee schedule is lower than reimbursement many physicians received under the prior Category III CPT code for DEXTENZA, physicians may have less incentive to use DEXTENZA and, as a result, our ability to continue to commercialize DEXTENZA may decrease. Additionally, although CMS established these reimbursement amounts for 2022, CMS will review such determination as part of its annual rulemaking cycle, and such amount could be further reduced in the future. Physicians’ desire to use DEXTENZA could also be adversely impacted if competitive products secure higher procedure payments for their use than DEXTENZA, negatively impacting our ability to continue to commercialize DEXTENZA.

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

We face an inherent risk of product liability exposure related to the use of our product candidates that we develop in human clinical trials.  We face an even greater risk for any products we develop and commercially sell, including DEXTENZA and ReSure Sealant.  If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities.  Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or subjects;
●	loss of revenue;
●	reduced time and attention of our management to pursue our business strategy; and
●	the inability to commercialize any products that we develop.

We currently hold $10.0 million in U.S. product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million and approximately $15.0 million in product liability insurance in another jurisdiction in which we operate, with a per incident liability limit of approximately $15.0 million.  These policies may not be adequate to cover all liabilities that we may incur and we may need to increase our insurance coverage as we expand our clinical trials and our sales of DEXTENZA, ReSure Sealant and any product candidates for which we obtain marketing approval. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Manufacturing

If our sole clinical and commercial manufacturing facility is damaged or destroyed or production at this facility is otherwise interrupted, our business and prospects would be negatively affected.

If our single-site manufacturing facility or the equipment in it is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all.  In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to another facility or to a third party.  Even if we could transfer our manufacturing to another facility or a third party, the shift would likely be expensive and time-consuming, particularly since any new facility would need to comply with the necessary regulatory requirements and to be inspected and qualified.  We would also need FDA approval before any products manufactured at that facility could be used for commercial supply.  In the case of any disruption in our manufacturing operations at this facility, we may not have sufficient quantities of our product candidates to meet our clinical trial requirements or of our product inventory to meet our commercial requirements. Such an event could delay our clinical trials or, particularly because we have sought to adopt just-in-time manufacturing practices and maintain limited commercial product inventory with our distributors, reduce our product sales.

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

We expect to continue to contract with third parties for at least some aspects of the production of our products and product candidates. We also depend from time to time on single-source suppliers for certain materials used in the manufacturing of our products and product candidates. This increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently rely on third parties for some aspects of the production of DEXTENZA, ReSure Sealant and our product candidates for commercialization and preclinical testing and clinical trials.   While we expect that our existing manufacturing facility, or additional facilities that we might be able to build, will be sufficient to meet our requirements for manufacturing DEXTENZA, ReSure Sealant and any of our product candidates for which we obtain marketing approval, we may in the future need to rely on third-party manufacturers for some aspects of the manufacture of our products or product candidates.

We also depend on single-source suppliers for certain materials used in the manufacturing of our products and product candidates, including our supply of PEG, the molecule that forms the basis of our hydrogels, and other raw materials of DEXTENZA, ReSure Sealant and our product candidates and for sterilization of the finished product. We do not have any long-term supply agreements in place for the clinical or commercial supply of any drug substances or raw materials for DEXTENZA, ReSure Sealant or any of our product candidates.  We purchase drug substance and raw materials, including the chemical constituents for our hydrogel, from independent suppliers on a purchase order basis. We cannot ensure that our suppliers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials and other components used in the manufacturing of our products and product candidates could expose us to several risks, including disruptions in supply, price increases or late deliveries. Any performance failure or refusal to supply drug substance or raw materials on the part of our existing or future suppliers could delay clinical development, marketing approval or commercialization of our products. If our current suppliers do not perform as we expect, we may be required to replace one or more of these suppliers. Establishing additional or replacement suppliers could take a substantial amount of time, and it may be difficult to establish replacement suppliers who meet our quality standards and applicable regulatory requirements. For example, we depend on a sole source supplier for the supply of our PEG.  This sole source supplier may be unwilling or unable to supply PEG to us reliably, continuously and at the levels we anticipate or are required by the market.  Although we believe that there are a number of potential long-term replacements to our suppliers, including our PEG supplier, we may incur added costs and delays in identifying and qualifying any such replacements.

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

Third-party suppliers or manufacturers may not be able to comply with our specifications, quality assurance standards, cGMP regulations or similar regulatory requirements outside the United States.  Our failure, or the failure of our third parties, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and product candidates.

Our potential future dependence upon others for the manufacture of our products and product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

Risks Related to Our Dependence on Third Parties

We have entered into collaborations with third parties to develop certain product candidates, and in the future we may enter into additional collaborations for the development or commercialization of our product candidates. We may also enter into collaboration, distribution or marketing arrangements for the commercialization of DEXTENZA, ReSure Sealant, or any product candidates for which we obtain marketing approval outside of the United States. If our collaborations are not successful, we may not be able to capitalize on the market potential of these products or product candidates.

We have in the past entered into collaboration agreements with third parties, including our collaborations with AffaMed and with our former collaborator, Regeneron, and expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize DEXTENZA, ReSure Sealant, or any of our product candidates for which we obtain marketing approval in markets outside the United States.  We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for such products or if we determine that such third-party arrangements are otherwise beneficial.  We also may seek additional third-party collaborators for development and commercialization of product candidates.  Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.  Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Collaboration agreements may not lead to the development or commercialization of products or product candidates in the most efficient manner, or at all.  If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration.  If we do not receive the funding we expect under these agreements, our development of our products or product candidates could be delayed and we may need additional resources to develop our products or product candidates.  For example, our former collaborator Regeneron terminated our collaboration in August 2021. As a result of the termination, we were relieved of obligations to reimburse Regeneron for certain development costs, up to an aggregate amount of $30.0 million in certain circumstances, were Regeneron to exercise its option but also ceased to be eligible to receive (i) reimbursement from Regeneron for ongoing research and development activities, (ii) a fee upon exercise of its option, (iii) payments upon the achievement of specified development and regulatory milestones of the products developed under the collaboration, or (iv) tiered, escalating royalties on such products. All of the risks relating to product development, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators.

Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be harmed.

If we are not able to establish additional collaborations, we may have to alter our development and commercialization plans and our business could be adversely affected.

For some of our other product candidates, we may decide to collaborate with pharmaceutical, biotechnology and medical device companies for the development and potential commercialization of those product candidates.  We face significant competition in seeking appropriate collaborators.  Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.  Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to subjects, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally.  The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.  We may also be restricted under current or future license and collaboration agreements from entering into agreements on certain terms with potential collaborators.  Collaborations are complex and time-consuming to negotiate, document, and operate under.  In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Our employees have administered and managed most of our clinical development work, including our clinical trials for DEXTENZA for the treatment of post-surgical ocular inflammation and pain following cataract surgery.  However, we have relied on third parties, such as CROs, to conduct clinical trials of certain of our product candidates, including OTX-TKI for the treatment of wet AMD and OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension, and we may continue to do so.  If we deem necessary, we may engage additional third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct or assist in our clinical trials or other clinical development work.  If we are unable to enter into an agreement with a CRO or other service provider when required, our product development activities would be delayed.

Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities.  For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial.  Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.  For example, in May 2020, we disclosed the receipt of interim data regarding our ongoing Phase 1 clinical trial of OTX-TKI, in Australia, for the potential treatment of wet AMD and other retinal diseases. In July 2020, however, we received further, and partially contradictory, information from the clinical trial site where certain subjects were being treated. As the clinical trial site had not entered certain data concerning these subjects into the clinical trial database in a timely manner, complete information was not available to or known by us at the time of our prior disclosures. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes.  Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.  If we engage third parties and they do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

In some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to enforce or maintain the patents, covering technology that we license from third parties.  In particular, the license agreement that we have entered into with Incept LLC, or Incept, an intellectual property holding company, which covers a significant portion of the patent rights and the technology for DEXTENZA, ReSure Sealant and our product candidates, provides that, with limited exceptions, Incept has sole control and responsibility for ongoing prosecution for  certain  patents covered by the license agreement.  In addition, although we have a right under the Incept license to bring suit against third parties who infringe such licensed patents in our fields, other Incept licensees may also have the right to enforce these patents in their own respective fields without our oversight or control.  Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest.  For example, three of our licensed patents related to ReSure Sealant were invalidated and rendered unenforceable following their assertion by Integra LifeSciences Holdings Corporation, another licensee of Incept. We also have no right to control the defense of such licensed patents if their validity or scope is challenged before the U.S. Patent and Trademark Office, or USPTO, European Patent Office, or other patent office or tribunal.  Instead, we would essentially rely on our licensor to defend such challenges, and it may not do so in a way that would best protect our interests.  Therefore, certain of our licensed patents and applications may not be prosecuted, enforced, defended or maintained in a manner consistent with the best interests of our business.  If Incept fails to prosecute, enforce or maintain such patents, or loses rights to those patents, our licensed patent portfolio may be reduced or eliminated.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.  The Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to United States patent law.  These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation.  The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013.  The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention.  Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.  However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.  For example, the Leahy-Smith Act provides an administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, that provides a venue for companies to challenge the validity of competitor patents at a cost that is much lower than district court litigation and on timelines that are much faster.  Although it is not clear what, if any, long term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims.  The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could therefore increase the likelihood that our own licensed patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.  Moreover, if such challenges occur, as indicated above, we have no right to control the defense.  Instead, we would essentially rely on our licensor to consider our suggestions and to defend such challenges, with the possibility that it may not do so in a way that best protects our interests.

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

We have been made aware by a third party of patents relating to intracanalicular inserts that may relate to, and potentially could be asserted against, our intracanalicular insert product and product candidates, including DEXTENZA. We believe that DEXTENZA does not infringe any claims of these patents. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to claims of invalidity. We initiated legal proceedings against one of these patents and administrative proceedings against the other two patents in order to show that DEXTENZA does not infringe the claims of these patents or that these patents are invalid. Legal proceedings related to one of these patents has been dismissed by agreement of the parties without prejudice. The USPTO decided to proceed with the administrative proceeding related to one of the patents while declining to do so for the other after determining that we had not established a reasonable likelihood that we would prevail in establishing the unpatentability of certain claims. In June 2020, for the patent for which the USPTO decided to proceed with administrative proceedings, the PTAB, after an inter partes review, determined that we had proven by a preponderance of the evidence that all claims of the patent at issue held by such third party were invalid. The third party appealed this decision, and in November 2021, the United States Court of Appeals for the Federal Circuit affirmed the holding of the PTAB. The period during which such third party may appeal the decision of the Court of Appeals has lapsed. We continue to believe that DEXTENZA does not infringe the claims of these patents and that, if and to the extent it were asserted against DEXTENZA, such patent would be subject to a claim of invalidity. We have become aware that the USPTO has recently issued a patent filed by this third party related to intracanalicular inserts containing dexamethasone. If this patent were asserted against DEXTENZA or other of our product candidates, we believe such patent would be non-infringed and subject to a claim of invalidity.

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

The activities associated with the development and commercialization of our products and product candidates, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only received approval to market DEXTENZA and ReSure Sealant in the United States, and have not received approval to market any of our product candidates or to market DEXTENZA or ReSure Sealant in any jurisdiction outside the United States. Further, we have only received approval to market DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis and have not received approval to market DEXTENZA for any other indications. We may determine to seek a CE Certificate of Conformity, which demonstrates compliance with relevant requirements and provides approval to commercialize ReSure Sealant in the European Union. If we are unable to obtain a CE Certificate of Conformity for DEXTENZA, ReSure Sealant, or any of our product candidates for which we seek European regulatory approval, we will be prohibited from commercializing such product or products in the European Union and other places which require the CE Certificate of Conformity. In such a case, the potential market to commercialize our products may be significantly smaller than we currently estimate.

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

Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The FDA required two post-approval studies as a condition for approval of our premarket approval application for ReSure Sealant.  The first post-approval study, identified as the Clinical PAS, was to enroll at least 598 subjects to confirm that ReSure Sealant can be used safely by physicians in a standard cataract surgery practice and to confirm the incidence of the most prevalent adverse ocular events identified in our pivotal study of ReSure Sealant in eyes treated with ReSure Sealant.  We submitted the final study report of the Clinical PAS to the FDA in June 2016. The second post-approval study, identified as the Device Exposure Registry, or DER, Study, was intended to link to the Medicare database to ascertain if subjects are diagnosed or treated for endophthalmitis within 30 days following cataract surgery and application of ReSure Sealant.  The originally approved DER Study was required to include at least 4,857 subjects.   Due to difficulties in establishing an acceptable way to link ReSure Sealant to the Medicare database and lack of investigator interest, we were unable to enroll trial sites and subjects, collect subject data and report study data to the FDA.  On October 18, 2018, we received a warning letter from the FDA, dated October 17, 2018, relating to our compliance with data collection and information reporting obligations in this study.   A teleconference was held with the FDA in January 2019 resulting in tentative agreement on a proposed retrospective registry study of endophthalmitis rates to satisfy the DER Study requirements.  In December 2019, we submitted the protocol for the agreed-upon retrospective study and the prospective study outline, as required per the terms of the warning letter. In May 2020, the FDA approved the protocol. We completed the retrospective study in accordance with our agreement with the FDA and submitted the final study report for the DER Study to the FDA in January 2021. In April 2021, the FDA confirmed that the DER Study had been completed and that we had fulfilled our post-approval study requirements.

The FDA is also requiring us to conduct clinical trials of DEXTENZA for the treatment of post-surgical ocular inflammation and pain and for the treatment of ocular itching associated with allergic conjunctivitis in pediatric populations. These are post-approval requirements in accordance with the Pediatric Research Equity Act of 2003.

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

Accordingly, in connection with our currently approved products and assuming we, or any current or future collaborators, receive marketing approval for one or more of our product candidates, we, and any current or future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.  If we, and any current or future collaborators, are not able to comply with post-approval regulatory requirements, we, and any current or future collaborators, could have the marketing approvals for our products withdrawn by regulatory authorities and our, or any current or future collaborators’, ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.  Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

We may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

Any product candidate for which we obtain marketing approval will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy. Accordingly, if we receive marketing approval for one or more of our product candidates, we will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. Violations of the Federal Food, Drug, and Cosmetic Act, or the FDCA Act, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws. Failure to comply with regulatory requirements, may yield various results, including:

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

Similar restrictions apply to the approval of our products in the European Union. The holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in other jurisdictions. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States and the U.K. Bribery Act 2010. Payments made to physicians in certain European Union Member States must be publicly disclosed and often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the CARES Act. Pursuant to subsequent legislation, however, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut is scheduled to go into effect, with the full 2% cut scheduled to resume thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the 2017 Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs did not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those Executive Orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of pharmaceuticals under Medicare and Medicaid, and reform government program reimbursement methodologies for products. In 2020, President Trump issued several Executive Orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most-favored-nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Executive Order directed the HHS to create a plan to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

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

In countries outside of the United States, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.

As a condition of reimbursement by various federal and state health insurance programs, pharmaceutical companies are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory authorities, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. Pharmaceutical companies are required to report any revisions to calculations, price reporting and payment obligations previously reported or paid. Such revisions could affect liability to federal and state payers and also adversely impact reported financial results of operations in the period of such restatement.

Uncertainty exists as new laws, regulations, judicial decisions, or new interpretations of existing laws, or regulations related to our calculations, price reporting or payments obligations increases the chances of a legal challenge, restatement or investigation. If a company becomes subject to investigations, restatements, or other inquiries concerning compliance with price reporting laws and regulations, it could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on the business, financial condition and results of operations. In addition, it is possible that future healthcare reform measures could be adopted, which could result in increased pressure on pricing and reimbursement of products and thus have an adverse impact on financial position or business operations.

Further, state Medicaid programs may be slow to invoice pharmaceutical companies for calculated rebates resulting in a lag between the time a sale is recorded and the time the rebate is paid. This results in a company having to carry a liability on its consolidated balance sheets for the estimate of rebate claims expected for Medicaid patients. If actual claims are higher than current estimates, the company’s financial position and results of operations could be adversely affected.

In addition to retroactive rebates and the potential for 340B Program refunds, if a pharmaceutical firm is found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to CMS, it may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate the Medicaid drug rebate agreement, pursuant to which companies participate in the Medicaid program. In the event that CMS terminates a rebate agreement, federal payments may not be available under government programs, including Medicaid or Medicare Part B, for covered outpatient drugs.

Additionally, if a pharmaceutical company overcharges the government in connection with the Federal Supply Schedules program or Tricare Retail Pharmacy Program, whether due to a misstated Federal Ceiling Price or otherwise, it is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against a company under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our collaborators are also subject to similar requirements outside of the United States and thus the attendant risks and uncertainties. If our collaborators suffer material and adverse effects from such risks and uncertainties, our rights and benefits for our licensed products could be negatively impacted, which could have a material and adverse impact on our revenues.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to commercialize any product candidates in the United Kingdom and restrict our ability to generate revenue and achieve and sustain profitability, which could significantly and materially harm our business.

We expect that we will also be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Similar laws and regulations have been approved, or are expected to be approved, in several jurisdictions beyond the European Union including the U.K. Data Protection Act 2018.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the CCPA does currently exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects, known as the Common Rule. The CCPA also has been amended through a recent referendum in California that creates additional obligations beginning in 2023. At least two other states have adopted, and many other states are considering, similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in applicable jurisdictions. These changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel is critical to our success.  The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.  Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products.  Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.  We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.  In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy.  Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.  If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Due to the volatility in our stock price, we may be the target of similar proceedings in the future. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize DEXTENZA or our other product candidates successfully. In connection with any such legal proceedings, we could incur substantial costs and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

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

Our stock price may be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	our success in commercializing DEXTENZA and any product candidates for which we obtain marketing approval;
●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates and the product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific or management personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts and the efforts of our current and future collaborators to discover, develop, acquire or in-license additional products, product candidates or technologies for the treatment of ophthalmic diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the ability to secure third-party reimbursement for our products or product candidates;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, political and social, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

In addition, certain holders of our convertible notes and their affiliates beneficially own approximately 9.5 million shares of our common stock and have rights, subject to specified conditions, to require us to file registration statements covering such common stock. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting.  On January 1, 2020, we became subject to the requirement to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm because we were no longer an emerging growth company.  It is both costly and challenging to maintain compliance with other provisions of Section 404.  In this regard, we will continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.  Despite our efforts, there is a risk that neither we nor, if required, our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.  If we or our independent registered public accounting firm identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, President Trump signed the 2017 Tax Act into law, which significantly revised the Internal Revenue Code of 1986, as amended. The 2017 Tax Act, among other things, contained significant changes to corporate federal income taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

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

Regulatory guidance under the 2017 Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic or that additional tax legislation may also be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the FFCR Act or the CARES Act.

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

Holders

As of February 25, 2022, there were approximately 16 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing credit facility preclude us from paying cash dividends without the consent of our lenders.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders and is incorporated by reference herein.

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2021 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. [Reserved.]

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

Overview

We are a biopharmaceutical company focused on the formulation, development, and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary bioresorbable hydrogel-based formulation technology. Core to our strategy is (i) to continue to build upon our experience commercializing ophthalmology products that can be administered primarily in the surgical and/or office settings and (ii) to continue to develop a clinical pipeline of innovative ophthalmology products that address large areas of unmet need.

We currently have two FDA-approved products in commercialization in the United States: DEXTENZA, an intracanalicular insert for the treatment of both post-surgical ocular inflammation and pain and ocular itching associated with allergic conjunctivitis, and ReSure Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery. We also have product candidates in preclinical and clinical development designed to utilize our proprietary, bioresorbable hydrogel technology to treat retinal diseases including wet age-related macular degeneration, or wet AMD; glaucoma and ocular hypertension; and ocular surface diseases and conditions including dry eye disease.

We incorporate therapeutic agents that have previously received regulatory approval from the U.S. Food and Drug Administration, or FDA, including small molecules and proteins, into our proprietary bioresorbable hydrogel-based formulation technology in our internal drug development activities, with the goal of providing local programmed release to tailor the duration and amount of drug to be delivered to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intravitreal implants, suprachoroidal implants, intracameral implants and intracanalicular inserts.

Commercial Portfolio

Post-Surgical Ocular Inflammation and Pain

Ocular Itching Associated with Allergic Conjunctivitis

DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg for intracanalicular use for the Treatment of Post-Surgical Ocular Inflammation and Pain

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert for the treatment of post-surgical ocular inflammation and pain. The FDA approved a new drug application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain in November 2018 and approved a supplemental new drug application, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation in June 2019. In July 2019, we commercially launched DEXTENZA in the United States. DEXTENZA is the first FDA-approved, physician-administered intracanalicular insert delivering dexamethasone to treat post-surgical ocular inflammation and pain for up to 30 days with a single administration.

In October 2021, the FDA approved an sNDA for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication. With the approval, DEXTENZA is the first FDA-approved, physician-administered intracanalicular insert for the delivery of a preservative-free drug for the treatment of ocular itching associated with allergic conjunctivitis with a single administration for up to 30 days. DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis also represents our first indication approved to be administered in a physician’s office during a routine, non-surgical appointment. In the first quarter of 2022, we are commercially launching DEXTENZA in the United States for the treatment of ocular itching associated with allergic conjunctivitis.

Prevention of Wound Leaks Following Cataract Surgery

ReSure Sealant

In 2014, we commercially launched ReSure Sealant in the United States as a device approved to prevent wound leaks in corneal incisions following cataract surgery. In the pivotal clinical trials that formed the basis for FDA approval, ReSure Sealant provided superior wound closure and a better safety profile than sutured closure.

As of the fourth quarter of 2021, we have suspended the production of ReSure in order to focus our manufacturing resources to support the commercialization of DEXTENZA. We have received only limited revenues from ReSure Sealant to date.

Clinical Portfolio

Our clinical portfolio is comprised of our development efforts in our retinal disease program, glaucoma program and ocular surface disease programs.

Retinal Disease Program

OTX-TKI (axitinib intravitreal implant)

Our product candidate OTX-TKI is a preformed, bioresorbable hydrogel fiber implant incorporating a small molecule tyrosine kinase inhibitor, or TKI, axitinib, with anti-angiogenic properties delivered by intravitreal injection and designed for a duration of six months or longer. We are conducting a Phase 1 clinical trial of OTX-TKI in Australia and a Phase 1 clinical trial in the United States. The U.S.-based Phase 1 clinical trial is fully enrolled, and we expect to report interim, six-month data in the second half of 2022.

At the Angiogenesis, Exudation, and Degeneration 2022 Meeting held in February 2022, we presented interim data from the ongoing Phase 1 clinical trial of OTX-TKI for the treatment of wet AMD conducted in Australia. In subjects with subretinal and/or intraretinal fluid due to wet AMD, OTX-TKI was observed to be generally well tolerated with a favorable safety profile to date. This data also showed a preliminary signal of biological activity as observed by a clinically-meaningful decrease in intraretinal and/or subretinal fluid. Extended duration of activity was observed with over 60% of subjects across all cohorts and with over 80% of subjects in cohort 3a (600μg) with a duration of activity of six months or more that we believe could represent a compelling drug product profile.

Glaucoma Program

OTX-TIC (travoprost intracameral implant)

Our product candidate OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. In the fourth quarter of 2021, we initiated a randomized, double-masked, active-controlled Phase 2 clinical trial in which we plan to enroll approximately 105 subjects with open-angle glaucoma at 15-20 sites between three arms of approximately 35 subjects each to evaluate two formulations of OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension in subjects compared to DURYSTA. We expect to dose the first subject in the first quarter of 2022.

At Glaucoma 360 in February 2022, we presented interim data from a Phase 1 clinical trial evaluating OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension. This data highlighted the product candidate’s ability to cause a clinically meaningful decrease in intraocular pressure for six months or longer while preserving corneal health. We believe these results are comparable to the decrease in intraocular pressure seen with topical travoprost, the current standard of care, and represent OTX-TIC’s potential for a unique and differentiated drug product profile. OTX-TIC was observed to be generally well tolerated with a favorable safety profile to date and endothelial cell counts, pachymetry assessments, and slit lamp examinations in subjects indicated no changes from baseline.

Ocular Surface Disease Programs

Dry Eye Disease

OTX-CSI (cyclosporine intracanalicular insert)

Our product candidate OTX-CSI incorporates the FDA-approved immunomodulator cyclosporine as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. The product candidate is designed for a duration of three to four months for patients suffering from moderate to severe dry eye and to be administered by a physician as a bioresorbable intracanalicular insert.

We announced topline results from a Phase 2 clinical trial evaluating two different formulations of OTX-CSI for the chronic treatment of dry eye disease in October 2021. The study did not show separation between the subjects receiving OTX-CSI (two formulations) and the subjects receiving the vehicle (both formulations). Overall, the OTX-CSI insert (both formulations) was observed to be generally well tolerated with a favorable safety profile to date.

We are currently developing an appropriate clinical-regulatory development and manufacturing plan. This plan will include additional formulation work for the OTX-CSI insert to allow improved retention and the development of an appropriate vehicle comparator.

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

We announced the topline results for a Phase 2 clinical trial evaluating OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease in December 2021. The clinical trial achieved its pre-specified primary endpoint. While the clinical trial was not powered to show statistical significance, the topline results demonstrated a statistically significant change of bulbar conjunctival hyperemia from baseline to day 15 compared to vehicle hydrogel using a central reading photographic assessment in the modified ITT population. Both formulations of OTX-DED were observed to have a favorable safety profile and to be generally well tolerated.

We are currently developing an appropriate clinical-regulatory development and manufacturing plan. This plan will include additional formulation work for the OTX-DED insert and the development of an appropriate vehicle comparator.

AffaMed License Agreement

In October 2020, we entered into a license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA and OTX-TIC in mainland China, Hong Kong, Macau, and Taiwan; South Korea; and the ASEAN markets (Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand and Vietnam). Under the terms of the agreement, we received an upfront payment of $12 million and became eligible to receive development, regulatory and commercial milestone payments and clinical development support payments of up to $91 million in the aggregate, as well as royalties from future product sales. In the fourth quarter of 2021, we received a $1 million milestone payment; we expect to recognize a clinical support payment of another $2 million in the first quarter of 2022 in connection with dosing the first subject in a Phase 2 clinical trial evaluating OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension. Royalties are tiered and will range from the low teens to low twenty percent range. In return, we agreed to grant AffaMed exclusive rights to develop and commercialize DEXTENZA for the treatment of post-surgical inflammation and pain following ophthalmic surgery and ocular itching in patients with allergic conjunctivitis, and OTX-TIC for the reduction of elevated intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension in specified Asian markets. In January 2022,

AffaMed announced that it had dosed its first subject in a real-world study conducted in China evaluating the safety and efficacy of DEXTENZA for the treatment of ocular inflammation and pain post-cataract surgery. We retain the right to develop and commercialize DEXTENZA and OTX-TIC in all other global markets.

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

Business Update Regarding COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are impacting our employees, patients, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020 and 2021. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our clinical development programs. For additional information on risks posed by the COVID-19 pandemic, please see “Item 1A — Risk Factors — Risks Related to the Coronavirus Pandemic,” included elsewhere in this Annual Report on Form 10-K.

Financial Position

We have product candidates in preclinical and clinical development, and we have two FDA-approved products—DEXTENZA, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain and for the treatment of ocular itching associated with allergic conjunctivitis, and ReSure Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery—in commercialization in the United States. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for both the treatment of ocular inflammation and pain following ophthalmic surgery, which commenced in July 2019, and the treatment of ocular itching associated with allergic conjunctivitis, which commenced in January 2022; OTX-TKI for the treatment of wet AMD, OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. Since inception, we have incurred significant operating losses. Our net losses were $6.6 million, $155.6 million and $86.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $545.8 million.

Our total cost and operating expenses were $121.6 million, $80.3 million and $90.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, including $15.0 million, $7.5 million and $8.8 million, respectively, in non-cash stock-based compensation expense. Our operating expenses have grown as we continue to support the commercialization of DEXTENZA following its entry into the market in July 2019; continue to pursue the clinical development of OTX-TKI, OTX-TIC, OTX-CSI, and OTX-DED; continue the research and development of our other product candidates; and seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical trial results. We expect to incur substantial sales and marketing expenses in connection with the expansion of our commercialization efforts for DEXTENZA in response to the addition of ocular itching associated with allergic conjunctivitis as an approved indication in October 2021 and commercialization efforts for any of our other product candidates that may obtain marketing approval in the future. In addition, we will continue to incur additional costs associated with operating as a public company.

Although we expect to generate revenue from sales of DEXTENZA, we will need to obtain substantial additional funding to support our continuing operations and the commercialization of DEXTENZA. If we are unable to raise capital or access our borrowing capacity when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Through December 31, 2019, we raised $412.6 million through the sale of common stock in various offerings $37.5 million of unsecured subordinated debt and $25.0 million through a credit facility.

In April 2019, we entered into an Open Market Sale AgreementSM, or the 2019 Sales Agreement, with Jefferies LLC, or Jefferies, under which we could offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Jefferies, acting as agent. In the twelve months ended December 31, 2019, we sold 7,337,459 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $32.7 million, after commissions and expenses. In the twelve months ended December 31, 2020, we sold 2,984,381 shares of common stock under the 2019 Sales Agreement, resulting in net proceeds of approximately $14.4 million, respectively, after commissions and expenses. In August 2021, we and Jefferies mutually terminated the 2019 Sales Agreement.

In 2020, we conducted three separate underwritten public offerings. In May 2020, we entered into an underwriting agreement with Jefferies and Piper Sandler & Co., or the Underwriters, pursuant to which we issued and sold an aggregate of 9,409,091 shares of our common stock in an underwritten public offering at a public offering price of $5.50 per share. We refer to this offering as the May 2020 Offering. After deducting underwriting discounts and commissions and offering expenses, we received net proceeds from the May 2020 Offering of approximately $48.3 million.

In October 2020, we entered into a separate underwriting agreement with the Underwriters pursuant to which we issued and sold an aggregate of 8,257,000 shares of our common stock in an underwritten public offering at a public offering price of $9.75 per share. We refer to this offering as the October 2020 Offering. After deducting underwriting discounts and commissions and offering expenses, we received net proceeds from the October 2020 Offering of approximately $75.4 million.

In December 2020, we entered into a third underwriting agreement with the Underwriters pursuant to which we issued and sold an aggregate of 4,283,750 shares of our common stock in an underwritten public offering at a public offering price of $21.50 per share. We refer to this offering as the December 2020 Offering. After deducting underwriting discounts and commissions and offering expenses, we received net proceeds from the December 2020 Offering of approximately $86.4 million.

In August 2021, we and Jefferies entered into another Open Market Sale AgreementSM, or the 2021 Sale Agreement, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies, acting as agent. As of February 24, 2022, we have not sold any shares of our common stock under the 2021 Sales Agreement.

All of our product candidates are designed to be medical-benefit “buy-and-bill” products with associated procedure codes. Products with these characteristics are designed to be attractive not only to physicians and patients but also to the sites of care that participate in utilization. We primarily derive our product revenues from the sale of DEXTENZA in the United States to a network of specialty distributors, who then sell DEXTENZA to ambulatory surgical centers, or ASCs; hospital out-patient departments, or HOPDs; and physicians’ offices. In addition to distribution agreements with specialty distributors, we enter into arrangements with government payors that provide for government-mandated rebates and chargebacks with respect to the purchase of DEXTENZA. In the fourth quarter of 2021, in-market unit sales figures—unit sales from specialty distributors to ASCs and HOPDs— were in excess of 29,000 billable units, representing sequential quarterly growth of approximately 17% in in-market unit sales.

We believe that our existing cash and cash equivalents of $164.2 million as of December 31, 2021, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. These and other assumptions upon which we have based our estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

In June 2019, we began to recognize revenue from the sales of DEXTENZA. We also commenced sales of ReSure Sealant in the first quarter of 2014, but we have received only limited revenues from ReSure Sealant. Following the FDA’s October 2021 approval of our sNDA, we are launching DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, our first in-office indication, in the first quarter of 2022.

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

For the year ended December 31, 2021, three specialty distributor customers accounted for 42%, 26% and 17% of our total revenue and three specialty distributor customers accounted for 42%, 26% and 21% of our total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable for the year ended December 31, 2021.

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

Operating Expenses

Cost of Product Revenue

Cost of product revenue consists primarily of costs of DEXTENZA and ReSure product revenue, which include:

●	Direct materials costs;
●	Royalties;
●	Direct labor, which includes employee-related expenses, including salaries, related benefits and payroll taxes, and stock-based compensation expense for employees engaged in the production process;
●	Manufacturing overhead costs, which includes rent, depreciation, and indirect labor costs associated with the production process;
●	Transportation costs; and
●	Cost of scrap material.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

●	employee-related expenses, including salaries, related benefits and payroll taxes, travel and stock-based compensation expense for employees engaged in research and development, clinical and regulatory and other related functions;
●	expenses incurred in connection with the clinical trials of our product candidates, including with the investigative sites that conduct our clinical trials and under agreements with contract research organizations, or CROs;
●	expenses relating to regulatory activities, including filing fees paid to the FDA for our submissions for product approvals;
●	expenses associated with developing our pre-commercial manufacturing capabilities and manufacturing clinical study materials;
●	ongoing research and development activities relating to our core bioresorbable hydrogel technology and improvements to this technology;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies;
●	costs relating to the supply and manufacturing of product inventory, prior to approval by the FDA or other regulatory agencies of our products; and
●	expenses associated with preclinical development activities.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites.

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials and regulatory fees. We do not allocate employee and contractor-related costs, costs associated with our platform technology, costs related to manufacturing or purchasing clinical trial materials, and facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. We use internal resources in combination with third-party CROs, including clinical monitors and clinical research associates, to manage our clinical trials, monitor subject enrollment and perform data analysis for many of our clinical trials. These employees work across multiple development programs and, therefore, we do not track their costs by program.

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

We anticipate that our general and administrative expenses will increase in the future as we support our continued development and commercialization of our product candidates

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting and advertising and promotion costs. Selling and marketing expenses for DEXTENZA increased in 2020 after the product’s July 2019 commercial launch and further increased in 2021 with the continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain, focused on ASCs and HOPDs, and preparations for the commercial launch of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first quarter of 2022, focused on the offices of ophthalmologists and optometrists. We anticipate that our selling and marketing expenses associated with DEXTENZA will continue to increase, particularly as we grow our salesforce supporting DEXTENZA in 2022 and beyond.

Other Income (Expense)

Interest Income. Interest income consists primarily of interest income earned on cash and cash equivalents. In each of 2021, 2020 and 2019, our interest income has not been significant due to the low rates of interest being earned on our invested balances.

Interest Expense. Interest expense consists of interest expense on our debt. We borrowed $15.0 million in aggregate principal amount in April 2014. We refer to the credit facility under which we drew down this indebtedness, as amended over time, as our Credit Facility and the associated credit and security agreement, as amended over time, as our Credit Agreement. We have amended our Credit Agreement several times. In December 2018, we amended our Credit Agreement to increase the aggregate principal amount borrowed under our Credit Facility to $25.0 million, extend the interest-only payment period through December 2020, and extend the maturity date to December 2023. In June 2021, we amended our Credit Agreement to extend the interest-only payment period through May 2024 and extend the maturity date to November 2025. In the event we achieve certain milestones under the amendment, we have the right to extend through April 1, 2026.

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

Product Revenue, Net— We derive our product revenues from the sale of DEXTENZA in the United States to customers, which includes a limited number of specialty distributors, who then subsequently resell DEXTENZA to physicians, clinics and certain medical centers or hospitals. In addition to distribution agreements with customers, we enter into arrangements with government payors that provide for government mandated rebates and chargebacks with respect to the purchase of DEXTENZA.

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

Product Returns— Consistent with industry practice, we generally offer customers a limited right of return for product that has been purchased from us in certain circumstances as further discussed below.  We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as within accrued expenses and other current liabilities, in the accompanying consolidated balance sheets. We currently estimate product return reserves using available industry data and our own sales information, including our visibility into the inventory remaining in the distribution channel. We have received minimal returns to date and believe the returns of DEXTENZA will be minimal.

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

Rebates— We offer rebate payments for which ASCs, HOPDs and other prescribers qualify by meeting purchase volumes of DEXTENZA under our rebate program. We calculate rebate payment amounts due under this program based on actual qualifying purchases and apply a contractual discount rate. The calculation of the accrual for rebates is based on an estimate of claims that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as accrued expenses and other current liabilities on the consolidated balance sheets.

Other Incentives— Other incentives which we offer include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as accrued expenses and other current liabilities on the consolidated balance sheets.

Derivative Liability

The 2026 Convertible Notes allow the holders to convert all or part of the outstanding principal of their 2026 Convertible Notes into shares our common stock provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock. The entire embedded conversion option is required to be separated from the 2026 Convertible Notes and accounted for as a freestanding derivative instrument subject to derivative accounting. Therefore, the entire conversion option is bifurcated from the underlying debt instrument and accounted for and valued separately from the host instrument. The main input when determining the fair value of the 2026 Convertible Notes is the bond yield that pertains to the host instrument without the conversion option. The significant assumption used in determining the bond yield is the market yield movements of a comparable instrument issued as of the valuation date, which is assessed and updated each period. We measure the value of the embedded conversion option at its estimated fair value and recognize changes in the estimated fair value in other income (expense), net in the consolidated statements of operations and comprehensive loss during the period of change. The embedded conversion is recognized as a derivative liability in our consolidated balance sheet.

Results of Operations

Comparison of the Years Ended December 31, 2021 and December 31, 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,		Increase
	2021	2020	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$43,522	$17,403	$26,119
Total revenue, net	43,522	17,403	26,119
Costs and operating expenses:
Cost of product revenue	4,406	2,083	2,323
Research and development	50,083	28,694	21,389
Selling and marketing	35,190	26,614	8,576
General and administrative	31,880	22,859	9,021
Total costs and operating expenses	121,559	80,250	41,309
Loss from operations	(78,037)	(62,847)	(15,190)
Other income (expense):
Interest income	33	168	(135)
Interest expense	(6,671)	(6,768)	97
Change in fair value of derivative liability	78,121	(86,189)	164,310
Other income (expense), net	1	—	1
Total other income (expense), net	71,484	(92,789)	164,273
Net loss	$(6,553)	$(155,636)	$149,083

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the years ended December 31, 2021 and 2020 were 25.5% and 22.4%, respectively, of gross DEXTENZA product sales. In 2020, we introduced a rebate program under a purchase volume-discount program that primarily relates to the change over the prior year in the gross-to-net provisions.

Net Revenue

We generated $43.5 million of net revenue during the year ended December 31, 2021 from sales of our products, of which $42.0 million was attributable to sales of DEXTENZA and $1.5 million was attributable to sales of ReSure Sealant. We generated $17.4 million of revenue during the year ended December 31, 2020 from sales of our products, of which $15.7 million was attributable to sales of DEXTENZA and $1.7 million was attributable to sales of ReSure Sealant. The growth in revenue for DEXTENZA was due to increased market acceptance and the continued commercialization efforts during 2021.

Research and Development Expenses

	Year Ended
	December 31,		Increase
	2021	2020	(Decrease)

	(in thousands)
Direct research and development expenses by program:
OTX-TKI for wet AMD	$4,464	$1,534	$2,930
OTX-TIC for glaucoma or ocular hypertension	3,127	924	2,203
OTX-CSI for treatment of dry eye disease	3,367	1,389	1,978
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	3,963	111	3,852
DEXTENZA for post-surgical ocular inflammation and pain	1,711	1,077	634
DEXTENZA for ocular itching associated with allergic conjunctivitis	121	2,296	(2,175)
ReSure Sealant	59	117	(58)
OTX-TP for glaucoma and ocular hypertension	—	584	(584)
OTX-AFS for wet AMD, DME and RVO	109	—	109
Preclinical programs	766	403	363
Unallocated expenses:
Personnel costs	20,382	11,458	8,924
All other costs	12,014	8,801	3,213
Total research and development expenses	$50,083	$28,694	$21,389

Research and development expenses were $50.1 million for the year ended December 31, 2021, compared to $28.7 million for the year ended December 31, 2020. The increase of $21.4 million was primarily due to an increase of $12.1 million in unallocated expenses and direct research and development program expenses of $9.3 million. Unallocated research and development costs increased $12.1 million for the year ended December 31, 2021, compared to the year ended December 31, 2020 primarily due to an increase in unallocated personnel costs of $8.9 million and $3.2 million in all other costs. For the year ended December 31, 2021, we incurred $16.9 million in direct research and development expenses for our product candidates compared to $8.0 million for the year ended December 31, 2020. The increase of $8.9 million is related to timing and start of our various clinical trials for our product candidates. We expect that clinical trial expenses will approximate the same level for 2022 for our product candidates including for OTX-TKI due to the continuation of the ongoing U.S.-based Phase 1 clinical trial and for OTX-TIC due to the continuation of the ongoing Phase 2 clinical trial.

Selling and Marketing Expenses

	Year Ended
	December 31,		Increase
	2021	2020	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$22,862	$17,331	$5,531
Professional fees	8,074	5,996	2,078
Facility related and other	4,254	3,287	967
Total selling and marketing expenses	$35,190	$26,614	$8,576

Selling and marketing expenses were $35.2 million for the year ended December 31, 2021, compared to $26.6 million for the year ended December 31, 2020. The increase of $8.6 million was primarily due to an increase of $5.5 million in personnel costs, including stock-based compensation as the Company increased the field-based team to support the commercialization of DEXTENZA, and an increase of $2.1 million in professional fees including consulting, trade shows, and conferences.

We expect our selling and marketing expenses to increase in 2022 and beyond as we continue to support the commercialization of DEXTENZA, including the commercial launch of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first quarter of 2022.

General and Administrative Expenses

	Year Ended
	December 31,		Increase
	2021	2020	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$16,929	$11,688	$5,241
Professional fees	12,402	8,886	3,516
Facility related and other	2,549	2,285	264
Total general and administrative expenses	$31,880	$22,859	$9,021

General and administrative expenses were $31.9 million for the year ended December 31, 2021, compared to $22.9 million for the year ended December 31, 2020. The increase of $9.0 million was primarily due to an increase of $5.2 million in personnel related costs including stock-based compensation, $3.5 million in professional fees primarily related to an increase in legal costs of $2.7 million and an increase of $0.2 million in facility related and other costs.

Other Income (Expense), Net

Other income, net was $71.5 million for the year ended December 31, 2021, compared to other expense, net of $92.8 million for the year ended December 31, 2020. The change of $164.3 million, was primarily due to an unrealized gain of $78.1 million on the change in fair value of the derivative liability associated with the 2026 Convertible Notes. The unrealized gain of $78.1 million during the year ended December 31, 2021 as compared to an unrealized loss in the amount of $86.2 million in December 31, 2020 due to changes in the underlying inputs of the derivative liability, primarily related to a decrease in our common stock price between December 31, 2021 and 2020. We expect the change in fair value of the derivative liability will continue to fluctuate until it is settled based on the extent to which changes occur in the underlying inputs.

Comparison of the Years Ended December 31, 2020 and 2019

A discussion of changes in our results of operations during the year ended December 31, 2020 compared to the year ended December 31, 2019 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021, which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. Our net losses were $6.6 million, $155.6 million, and $86.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $545.8 million.

In 2014, we began recognizing revenue from sales of ReSure Sealant. We commercially launched DEXTENZA for the treatment of post-surgical ocular inflammation and pain in July 2019, and we are commercially launching DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first quarter of 2022. All of our product candidates are in various phases of clinical and preclinical development. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis and our obtaining marketing approval for and commercializing other products with significant market potential, including OTX-TKI for wet AMD, OTX-TIC for open-angle glaucoma or ocular hypertension, and OTX-CSI and OTX-DED for dry eye disease. While it is difficult to predict the extent or duration of the impact of the global COVID-19 pandemic on future financial results, we anticipate current guidelines and recommendations from the global health authorities, including the delay of elective surgeries, will impact revenue for 2022 and potentially beyond.

Through December 31, 2021, we have financed our operations primarily through private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities, which has resulted in net proceeds of $637.2 million to us.

On June 4, 2021, which we refer to as the Closing Date, we entered into a Fourth Amended and Restated Credit and Security Agreement, or the Fourth Amendment, with MidCap Financial Trust, as administrative agent, or the Administrative Agent, and the lenders party thereto, or the Lenders, which amended and restated our Credit Agreement to refinance our Credit Facility.

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

The Fourth Amendment extends the term of the Credit Facility until November 30, 2025, provided that the term is not automatically extended until April 1, 2026, if the administrative agent receives evidence reasonably satisfactory to it, by November 15, 2025, that the outstanding principal amount of the 2026 Convertible Notes has been converted into equity interests of us and that such indebtedness is otherwise indefeasibly satisfied in full. We refer to the maturity date, as applicable, as the Maturity Date. The Fourth Amendment requires us to make interest-only payments on the Term Loans on a monthly basis until May 1, 2024. The Fourth Amendment requires that thereafter, in addition to the monthly interest payments, we make principal payments on the Term Loans in accordance with the amortization schedules set forth in the Fourth Amendment. Remaining unpaid principal and accrued interest outstanding on the Maturity Date is due on the Maturity Date.

As of December 31, 2021, we had cash and cash equivalents of $164.2 million, notes payable of $25.0 million face value and senior subordinated convertible notes of $37.5 million par value, plus accrued interest of $6.5 million.

Cash Flows

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of December 31, 2021, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,

	2021	2020	2019

	(in thousands)
Cash used in operating activities	$(65,550)	$(53,554)	$(77,578)
Cash used in investing activities	(1,194)	(841)	(2,238)
Cash provided by financing activities	2,851	228,014	75,341
Net (decrease) increase in cash and cash equivalents	$(63,893)	$173,620	$(4,475)

Operating activities. Net cash used in operating activities was $65.6 million for the year ended December 31, 2021, primarily resulting from our net loss of $6.6 million and by non-cash adjustments of $56.1 million and cash used by changes in our operating assets and liabilities of $2.9 million. Our net loss was primarily attributed to research and development activities, selling and marketing costs and our general and administrative expenses partially offset by $43.5 million of revenue in the period. Our net non-cash charges during the year ended December 31, 2021 primarily consisted of the change in fair value of the derivative liability of $78.1 million, $15.0 million of stock-based compensation expense, $4.6 million of non-cash interest expense and $2.4 million of depreciation expense. Net cash used by changes in our operating assets and liabilities during the year ended December 31, 2021 consisted primarily of an increase of $8.9 million in accounts receivable partially offset by increases in accounts payable, accrued expenses and deferred revenue of $6.5 million.

Net cash used in operating activities was $53.6 million for the year ended December 31, 2020, primarily resulting from our net loss of $155.6 million, partially offset by non-cash charges of $100.9 million and cash provided by changes in our operating assets and liabilities of $1.1 million. Our net loss was primarily attributed to research and development activities, selling and marketing costs and our general and administrative expenses partially offset by $17.4 million of revenue in the period. Our net non-cash charges during the year ended December 31, 2020 primarily consisted of the change in fair value of the derivative liability of $86.2 million, $7.5 million of stock-based compensation expense, $4.4 million of non-cash interest expense and $2.8 million of depreciation expense. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2020 consisted primarily of a $12.0 million increase in deferred revenue partially offset by a $9.7 million increase in accounts receivable.

Net cash used in operating activities was $77.6 million for the year ended December 31, 2019, primarily resulting from our net loss of $86.4 million, partially offset by non-cash charges of $10.7 million and cash used by changes in our operating assets and liabilities of $1.9 million. Our net loss was primarily attributed to research and development activities, selling and marketing costs and our general and administrative expenses partially offset by $4.2 million of revenue in the period. Our net non-cash charges during the year ended December 31, 2019 primarily consisted of $8.8 million of stock-based compensation expense, $2.5 million of depreciation expense and non-cash interest expense of $3.7 million partially offset by the change in fair value of the derivative liability of $4.3 million. Net cash used by changes in our operating assets and liabilities during the year ended December 31, 2019 consisted primarily of a $1.7 million increase in accrued expenses and a $2.3 million increase in accounts receivable.

Investing activities. Net cash used in investing activities was $1.2 million for the year ended December 31, 2021, consisting of cash used to purchase property and equipment. Net cash used in investing activities was $0.8 million for the year ended December 31, 2020, consisting of cash used to purchase property and equipment. Net cash used in investing activities was $2.2 million for the year ended December 31, 2019, consisting of cash used to purchase property and equipment.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2021 was $2.9 million and consisted primarily of $3.7 million, net, of proceeds in borrowings under our amended credit facility, proceeds from the exercise of stock options of $2.6 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $1.0 million offset by payments on notes payable of $4.2 million.

Net cash provided by financing activities for the year ended December 31, 2020 was $228.0 million and consisted primarily of proceeds from the May 2020 Offering, the October 2020 Offering and the December 2020 Offering of an aggregate of $210.0 million, net of underwriting discounts and commissions and offering expenses; proceeds from sales under the 2019 Sales Agreement of $14.4 million, net of commissions and other offering expenses; proceeds from the exercise of stock options of $2.6 million; and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.8 million.

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

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States, including the commercial launch of DEXTENZA in the office setting for the treatment of ocular itching associated with allergic conjunctivitis;

●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our products or product candidates we intend to commercialize;

●	continue ongoing clinical trials for our product candidates OTX-TKI (in both Australia and the United States) for the treatment of wet AMD and OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension and our ongoing clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement;

●	determine to initiate new clinical trials to evaluate OTX-TKI for the treatment of wet AMD, OTX-CSI for the chronic treatment of dry eye disease and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease and to initiate a new clinical trial to evaluate DEXTENZA in pediatric subjects with ocular itching associated with allergic conjunctivitis in accordance with the FDA’s post-approval requirement;

●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in specified Asian markets pursuant to our license agreement and collaboration with AffaMed;

●	continue the research and development of our other product candidates;

●	seek to identify and develop additional product candidates;

●	seek marketing approvals for any of our product candidates that successfully complete clinical development;

●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;

●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;

●	defend ourselves against legal proceedings;

●	make investments to improve our defenses against cybersecurity and establish and maintain cybersecurity insurance; and

●	continue to operate as a public company.

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA and ReSure Sealant product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of December 31, 2021, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;

●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future, including costs increases due to inflation;

●	the progress, costs and outcome of our clinical trials of our product candidates, in particular OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension and OTX-TKI for the treatment of wet AMD;

●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;

●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;

●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;

●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

●	the costs and outcomes of legal actions and proceedings;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. We do not have any committed external source of funds, development, regulatory and sales milestone payments and royalty payments and our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments as well as royalty payments. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The covenants under our existing Credit Agreement, the pledge of our assets as collateral limit our ability to obtain additional debt financing. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. In addition, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through equity or debt financings. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Since our inception in 2006, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of $423.6 million and $297.0 million, respectively. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2026. Our federal NOLs generated for the years ended after December 31, 2018, which amounted to a total of $297.8 million, can be carried forward indefinitely. As of December 31, 2021, we also had available research and development tax credit carryforwards for federal and state income tax purposes of $10.9 million and $6.1 million , respectively, which begin to expire in 2026 and 2025, respectively. We have not completed a study to assess whether an ownership change, generally defined as a greater than 50% change (by value) in the equity ownership of our corporate entity over a three-year period, has occurred or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such studies. Accordingly, our ability to utilize our tax carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$10,286	$2,549	3,924	3,813	—
Credit Agreement	32,593	1,974	12,155	18,464	—
2026 Convertible Notes	53,475	—	—	53,475	—
Total	$96,354	$4,523	$16,079	$75,752	$—

The table above includes our enforceable and legally binding obligations and future commitments at December 31, 2021, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at December 31, 2021. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

We enter into contracts in the normal course of business to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in contractual obligations and commitments.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in July 2023, March 2024 and July 2027. We expect lease costs under these commitments to total $2.5 million in 2022 and increase annually. We expect total costs of approximately $10.3 million over the terms of our current leases.

Under the Fourth Amendment, we are permitted to make interest-only payments under our Credit Facility through April 2024. Commencing in May 2024, we are required to make 19 equal monthly installments of principal in the amount of $1.0 million, plus interest, then on the maturity date, November 30, 2025 the remaining balance of $5.2 million plus the exit fee.  In the event we achieve certain milestones under the Fourth Amendment, we have the right to extend through April 1, 2026 and make 5 equal monthly installments of principal in the amount of $1.0 million, plus interest.  We have not assumed the achievement of these milestones in the table above.

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

On October 29, 2020, we entered into the License Agreement with AffaMed. Pursuant to the terms of the License Agreement, we are generally responsible for expenses related to the development and commercialization of DEXTENZA regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis, or collectively, the DEXTENZA Field, and for OTX-TIC, or collectively with DEXTENZA, the AffaMed Licensed Products, regarding open-angle glaucoma or ocular hypertension, or collectively, the TIC Field and, with the DEXTENZA Field, each a Field, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations, or collectively, the Territories, provided that AffaMed (i) reimburse us a low-teen percentage of expenses incurred in connection with certain clinical trials conducted by us and designed to support marketing approval of the AffaMed Licensed Product by FDA or the European Medicines Agency,

or the Global Studies; (ii) is solely responsible for expenses incurred in connection with territory-specific clinical trials that it conducts in furtherance of the development plan agreed between the parties in the applicable Fields in the Territories, or the Local Studies; and (iii) reimburse us in full for expenses incurred in connection with obtaining and maintaining regulatory approvals of the AffaMed Licensed Products in the applicable Fields in the Territories. In the event AffaMed declines to participate in a Global Study or to conduct a Local Study in any jurisdiction in which we determine to conduct such a study, we are relieved of our obligation to provide AffaMed clinical data from such study, other than safety data, unless AffaMed subsequently reimburses us in the amounts described above plus a prespecified premium.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash and cash equivalents of $164.2 million, which consisted of money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our President and Chief Executive Officer and Chief Financial Officer recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Ocular Therapeutix, Inc. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including our President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Delinquent Section 16(a) Reports

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders, if applicable, and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that each of Bruce Peacock, who has provided us with notice of his intent to resign immediately following the 2022 Annual Meeting of Stockholders, and Merilee Raines, qualify as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the Nasdaq Global Market.

Item 11.	Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36554	7/30/2014	3.1

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36554	7/30/2014	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-196932	7/11/2014	4.1

4.2	Registration Rights Agreement, dated as of March 1, 2019, by and among the Registrant and the Purchasers identified therein	10-K	001-36554	3/7/2019	4.2

4.3	Description of Securities Registered under Section 12 of the Exchange Act					X

10.1+	2006 Stock Incentive Plan, as amended	S-1	333-196932	6/20/2014	10.1

10.2+	Form of Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.2

10.3+	Form of Restricted Stock Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.3

10.4+	2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.4

10.5+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.5

10.6+	Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.6

10.7+	Form of Restricted Stock Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.7

10.8+	2019 Inducement Stock Incentive Plan	10-Q	001-036554	11/12/2019	10.1

10.9+	Amendment to 2019 Inducement Stock Incentive Plan	10-K	001-36554	3/11/2021	10.9

10.10+	Form of Non-statutory Stock Option Agreement under 2019 Inducement Stock Incentive Plan	10-Q	001-036554	11/12/2019	10.2

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.11†	Amended and Restated License Agreement, dated January 27, 2012, between the Registrant and Incept LLC	S-1	333-196932	6/20/2014	10.8

10.12	Lease Agreement dated September 2, 2009, by and between the Registrant and RAR2-Crosby Corporate Center QRS, Inc., as amended.	S-1	333-196932	6/20/2014	10.9

10.13+	2014 Employee Stock Purchase Plan	S-1/A	333-196932	7/11/2014	10.10

10.14	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-196932	6/20/2014	10.12

10.15	Transition, Separation and Release of Claims Agreement by and between the Registrant and Dr. Amarpreet S. Sawhney dated as of May 29, 2019	8-K	001-36554	5/30/2019	10.1

10.16	Lease Agreement dated June 17, 2016 between the WS NF 15 Crosby Drive, LLC and the Registrant	10-Q	001-36554	8/9/2016	10.1

10.18	Open Market Sale AgreementSM, dated as of August 9, 2021, by and between the Registrant and Jefferies LLC	8-K	001-36554	8/9/2021	1.1

10.19+	Employment Agreement, by and between the Registrant and Philip Strassburger, dated August 28, 2020	10-K	001-36554	3/11/2021	10.19

10.20	Consulting Agreement by and between the Registrant and Dr. Amarpreet S. Sawhney, dated as of May 29, 2019	8-K	001-36554	5/30/2019	10.2

10.21+	Employment Agreement, by and between the Registrant and Antony C. Mattessich, dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.2

10.22+	Non-Statutory Stock Option Agreement, by and between the Registrant and Antony C. Mattessich dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.3

10.23+	Employment Agreement, by and between the Registrant and Donald Notman, dated as of September 25, 2017	8-K	001-36554	9/25/2017	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.24	Second Amendment to Lease, by and between the Registrant and CCC Investors LLC, dated October 10, 2017	8-K	001-36554	10/16/2017	10.1

10.25+	Employment Agreement, by and between the Registrant and Michael Goldstein, dated as of September 25, 2017	10-K	001-36554	3/8/2018	10.30

10.26†	Second Amended and Restated License Agreement, dated September 13, 2018, by and between the Registrant and Incept LLC	8-K	001-36554	9/19/2018	10.1

10.27	Third Amended and Restated Credit and Security Agreement dated December 21, 2018 by and among MidCap Financial Trust, as administrative agent, the Registrant, and the Lenders listed therein	8-K	001-36554	12/28/2018	10.1

10.28	First Amendment to Third Amended and Restated Credit and Security Agreement, dated as of February 21, 2019, by and among the Registrant, MidCap Financial Trust, as administrative agent, and the Lenders listed therein	8-K	001-36554	2/22/2019	10.3

10.29	Second Amendment to Third Amended and Restated Credit and Security Agreement, by and among the Registrant, MidCap Financial Trust, as administrative agent, and the Lenders listed therein	10-Q	001-36554	8/7/2019	10.5

10.30	Subordination Agreement, dated as of February 21, 2019, by and among the Registrant, MidCap Financial Trust, as administrative agent, and the Lenders listed therein	8-K	001-36554	2/22/2019	10.4

10.31	Note Purchase Agreement (including Form of Senior Subordinated Convertible Note), dated as of February 21, 2019, by and among the Registrant and the Purchasers listed therein	8-K	001-36554	2/22/2019	10.1

10.32	Sublease, dated as of April 4, 2019, by and among Ocular Therapeutix, Inc. and Holcim (US) Inc.	10-Q	001-36554	5/10/2019	10.4

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.35*	License Agreement, by and between the Registrant and AffaMed Therapeutics Limited, dated as of October 29, 2020	10-Q	001-36554	11/5/2020	10.1

10.36*	Supplement to License Agreement, by and between the Registrant and AffaMed Therapeutics Limited, dated as of January 18, 2021	10-K	001-36554	3/11/2021	10.36

10.37	Fourth Amended and Restated Credit and Security Agreement dated June 4, 2021 by and among the Registrant, MidCap Financial Trust, as administrative agent, and the Lenders listen therein	8-K	001-36554	6/4/2021	10.1

10.38+	2021 Stock Incentive Plan	DEF 14A	001-36554	4/29/2021	Appendix A

10.39+	Form of Option Grant Agreement under 2021 Stock Incentive Plan					X

10.40+	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan					X

10.41	Amendment No. 1 to License Agreement, by and between the Registrant and AffaMed Therapeutics (HK) Limited, dated as of October 28, 2021					X
21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101					X
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2022

OCULAR THERAPEUTIX, INC.

By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antony Mattessich	President and Chief Executive Officer
Antony Mattessich	(Principal Executive Officer)	February 28, 2022

/s/ Donald Notman	Chief Financial Officer	February 28, 2022
Donald Notman	(Principal Financial and Accounting Officer)

/s/ Charles Warden	Chairman of the Board	February 28, 2022
Charles Warden

/s/ Jeffrey S. Heier, M.D.	Director	February 28, 2022
Jeffrey S. Heier, M.D.

/s/ Seung Suh Hong, PH.D.	Director	February 28, 2022
Seung Suh Hong, PH.D.

/s/ Richard L. Lindstrom, M.D.	Director	February 28, 2022
Richard L. Lindstrom, M.D.

/s/ Merilee Raines	Director	February 28, 2022
Merilee Raines

/s/ Bruce A. Peacock	Director	February 28, 2022
Bruce A. Peacock

/s/ Leslie Williams	Director	February 28, 2022
Leslie Williams

OCULAR THERAPEUTIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ocular Therapeutix, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ocular Therapeutix, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Derivative Liability

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s derivative liability balance was $20.2 million as of December 31, 2021 and the change in fair value recorded in other income (expense), net was $78.1 million for the year ended December 31, 2021. The derivative liability was recorded at fair value upon the issuance of the 2026 convertible notes and is subsequently remeasured to fair value at each reporting period. The derivative liability was initially valued and remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the derivative liability. The fair value of the 2026 convertible notes with and without the conversion option is estimated using a binomial lattice approach. The main inputs to valuing the 2026 convertible notes with the conversion option as of December 31, 2021 include the Company’s stock price on the valuation date, the expected annual volatility of the Company’s stock and the bond yield. The significant assumption used in determining the bond yield is the market yield movements of a comparable instrument issued as of the valuation date, which is assessed and updated each period

The principal considerations for our determination that performing procedures relating to the valuation of the derivative liability is a critical audit matter are the significant judgment by management to determine the fair value of the derivative liability using a binomial lattice approach; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the audit evidence obtained related to the valuation of the derivative liability and management’s significant assumption related to market yield movements used in determining the bond yield input. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the derivative liability, including controls over the main inputs and significant assumption used to estimate the derivative liability. These procedures also included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of fair values for the derivative liability and (ii) comparing the independent estimate to management’s fair value estimate to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved testing the completeness and accuracy of the inputs provided by management and evaluating the reasonableness of management’s significant assumption related to market yield movements used in determining the bond yield by considering observable data.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2022

We have served as the Company’s auditor since 2008.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$164,164	$228,057
Accounts receivable, net	21,135	12,252
Inventory	1,250	1,201
Prepaid expenses and other current assets	4,751	4,650
Total current assets	191,300	246,160
Property and equipment, net	6,956	8,095
Restricted cash	1,764	1,764
Operating lease assets	4,867	5,844
Total assets	$204,887	$261,863
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,592	$2,709
Accrued expenses and other current liabilities	20,121	14,307
Operating lease liabilities	1,624	1,358
Notes payable, net of discount, current	—	8,290
Total current liabilities	26,337	26,664
Other liabilities:
Operating lease liabilities, net of current portion	5,924	7,548
Derivative liability	20,192	98,313
Deferred revenue	13,000	12,000
Notes payable, net of discount	25,000	16,936
2026 convertible notes, net	26,435	24,307
Total liabilities	116,888	185,768
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 and 100,000,000 shares authorized and 76,731,940 and 75,996,732 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	633,795	615,338
Accumulated deficit	(545,804)	(539,251)
Total stockholders’ equity	87,999	76,095
Total liabilities and stockholders’ equity	$204,887	$261,863

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,

	2021	2020	2019
Revenue:
Product revenue, net	$43,522	$17,403	$4,227
Total revenue, net	43,522	17,403	4,227
Costs and operating expenses:
Cost of product revenue	4,406	2,083	2,325
Research and development	50,083	28,694	41,091
Selling and marketing	35,190	26,614	24,491
General and administrative	31,880	22,859	22,122
Total costs and operating expenses	121,559	80,250	90,029
Loss from operations	(78,037)	(62,847)	(85,802)
Other income (expense):
Interest income	33	168	1,229
Interest expense	(6,671)	(6,768)	(6,101)
Change in fair value of derivative liability	78,121	(86,189)	4,310
Other income (expense), net	1	—	(8)
Total other income (expense), net	71,484	(92,789)	(570)
Net loss and comprehensive loss	$(6,553)	$(155,636)	$(86,372)
Net loss per share, basic	$(0.09)	$(2.56)	$(1.91)
Weighted average common shares outstanding, basic	76,392,870	60,752,225	45,273,231
Net loss per share, diluted	$(0.98)	$(2.56)	$(1.91)
Weighted average common shares outstanding, diluted	82,162,102	60,752,225	45,273,231

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balances at December 31, 2018	41,518,091	$4	$333,114	$(297,243)	$35,875
Issuance of common stock upon exercise of stock options	28,583	—	78	—	78
Issuance of common stock in connection with employee stock purchase plan	130,945	—	451	—	451
Issuance of common stock upon public offering, net of issuance costs	8,655,940	1	37,578	—	37,579
Stock-based compensation expense	—	—	8,759	—	8,759
Net loss	—	—	—	(86,372)	(86,372)
Balances at December 31, 2019	50,333,559	5	379,980	(383,615)	(3,630)
Issuance of common stock upon exercise of stock options	567,776	1	2,585	—	2,586
Issuance of common stock in connection with employee stock purchase plan	161,175	—	747	—	747
Issuance of common stock upon public offering, net of issuance costs	24,934,222	2	224,495	—	224,497
Stock-based compensation expense	—	—	7,531	—	7,531
Net loss	—	—	—	(155,636)	(155,636)
Balances at December 31, 2020	75,996,732	8	615,338	(539,251)	76,095
Issuance of common stock upon exercise of stock options	598,923	—	2,586	—	2,586
Issuance of common stock in connection with employee stock purchase plan	124,548	—	985	—	985
Issuance of common stock upon cashless exercise of warrant	11,737	—	—	—	—
Common stock issuance costs	—	—	(91)	—	(91)
Stock-based compensation expense	—	—	14,977	—	14,977
Net loss	—	—	—	(6,553)	(6,553)
Balances at December 31, 2021	76,731,940	$8	$633,795	$(545,804)	$87,999

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021		2020	2019
Cash flows from operating activities:
Net loss		$(6,553)	$(155,636)	$(86,372)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense		14,977	7,531	8,759
Non-cash interest expense		4,628	4,415	3,683
Change in fair value of derivative liability		(78,121)	86,189	(4,310)
Depreciation and amortization expense		2,421	2,773	2,530
Gain on disposal of property and equipment		(1)	—	7
Changes in operating assets and liabilities:
Accounts receivable		(8,883)	(9,704)	(2,347)
Prepaid expenses and other current assets		(101)	(2,419)	(518)
Inventory		(49)	(247)	(737)
Operating lease assets		977	811	733
Accounts payable		1,796	(452)	124
Accrued expenses		3,717	2,311	1,714
Deferred revenue		1,000	12,000	—
Operating lease liabilities		(1,358)	(1,125)	(844)
Net cash used in operating activities		(65,550)	(53,554)	(77,578)
Cash flows from investing activities:
Purchases of property and equipment		(1,194)	(841)	(2,238)
Net cash used in investing activities		(1,194)	(841)	(2,238)
Cash flows from financing activities:
Proceeds from issuance of notes payable, net		3,722	—	—
Proceeds from issuance of 2026 convertible notes, net of issuance costs		—	—	37,275
Proceeds from exercise of stock options		2,586	2,585	78
Proceeds from issuance of common stock pursuant to employee stock purchase plan		985	747	451
Proceeds from the Paycheck Protection Program Loan		—	3,201	—
Repayment of the Paycheck Protection Program Loan		—	(3,201)	—
Proceeds from issuance of common stock upon public offering, net of issuance costs		—	224,682	37,537
Issuance costs from the issuance of common stock upon public offering		(275)	—	—
Repayment of notes payable		(4,167)	—	—
Net cash provided by financing activities		2,851	228,014	75,341
Net (decrease) increase in cash, cash equivalents and restricted cash		(63,893)	173,620	(4,475)
Cash, cash equivalents and restricted cash at beginning of period		229,821	56,201	60,676
Cash, cash equivalents and restricted cash at end of period		$165,928	$229,821	$56,201
Supplemental disclosure of cash flow information:
Cash paid for interest		$1,932	$2,354	$2,298
Supplemental disclosure of non-cash investing and financing activities:
Additional right of use asset and related lease liability		$—	$—	$2,044
Additions to property and equipment included in accounts payable and accrued expenses at balance sheet dates		$181	$91	$214
Cashless exercise of warrant	$		—	—
Derivative liability in connection with issuance of 2026 convertible notes		$—	$—	$16,434
Public offering costs included in accounts payable and accrued expenses at balance sheet dates		$—	$184	$42

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary, bioresorbable hydrogel platform technology. The Company’s product pipeline candidates provide differentiated drug delivery solutions that reduce the complexity and burden of the current standard of care by creating local programmed-release alternatives. Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying product candidates, undertaking preclinical studies and clinical trials, manufacturing initial quantities of its products and product candidates and building the initial sales and marketing infrastructure for the commercialization of the Company’s approved products and product candidates and launching its initial product.

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

As of December 31, 2021, the Company had two FDA-approved products in commercialization in the United States: DEXTENZA® (dexamethasone insert) 0.4mg, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain and ReSure® Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery. In October 2021, DEXTENZA received approval for the treatment of ocular itching associated with allergic conjunctivitis. While ReSure Sealant is commercially available in the United States, it does not receive sales support, is not currently being manufactured by the Company, and has not in the past generated, nor is it anticipated to in the future to generate, material revenues. The Company’s most advanced product candidates are in either Phase 1 or Phase 2 of clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of December 31, 2021, the Company had an accumulated deficit of $545,804.  The Company believes that its existing cash and cash equivalents of $164,164, as of December 31, 2021, along with its current operating plan, which includes revenues from the sale of DEXTENZA, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure at least through the next 12 months. The future viability of the Company beyond that point is dependent on its ability to generate cash flows from the sale of DEXTENZA and raise additional capital to finance its operations.  The Company will need to finance its operations through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements.  Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Product Revenue, Net— The Company derives its product revenues from the sale of DEXTENZA in the United States to customers, which includes a limited number of specialty distributors, who then subsequently resell DEXTENZA to physicians, clinics and certain medical centers or hospitals. In addition to distribution agreements with customers, the Company enters into arrangements with government payors that provide for government mandated rebates and chargebacks with respect to the purchase of DEXTENZA.

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

Other Incentives— Other incentives which the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as an accrued expenses and other current liabilities on the consolidated balance sheets.

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

Inventory consisted of the following:

	December 31,		December 31,
	2021		2020
Raw materials		$388		$384
Work-in-process		605		232
Finished goods		257		585
		$1,250		$1,201

Restricted Cash

As of December 31, 2021, 2020 and 2019, the Company held restricted cash of $1,764, respectively, on its consolidated balance sheet. The Company held restricted cash as security deposits for the lease of its manufacturing space and corporate headquarters.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	December 31,	December 31,	December 31,
	2021	2020	2019
Cash and cash equivalents	$164,164	$228,057	$54,437
Restricted cash	1,764	1,764	1,764
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$165,928	$229,821	$56,201

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

For the year ended December 31, 2021, three specialty distributor customers accounted for 42%, 26% and 17% of the Company’s total revenue and three specialty distributor customers accounted for 42%, 26% and 21% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable for the year ended December 31, 2021.

For the year ended December 31, 2020, three specialty distributor customers accounted for 42%, 29% and 12% of the Company’s total revenue and three specialty distributor customers accounted for 42%, 33% and 15% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue or accounts receivable for the year ended December 31, 2020.

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

The Company’s cash equivalents at December 31, 2021 and 2020 were carried at fair value determined according to the fair value hierarchy described above (Note 3). The Company’s derivative liability at December 31, 2021 and 2020 was carried at fair value determined according to the fair value hierarchy described above and classified as a Level 3 measurement. The carrying value of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

The carrying value of the Company’s variable interest rate notes payable (Note 9) are recorded at amortized costs, which approximates fair value due to their short-term nature.

On March 1, 2019, the Company issued $37,500 aggregate principal amount of unsecured senior subordinated convertible notes (the “2026 Convertible Notes”) (Note 5) which is carried, net of derivative liability, at its amortized cost of $26,435 at December 31, 2021. The estimated fair value of the 2026 Convertible Notes was $52,790 and $129,362 at December 31, 2021 and 2020. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The main input when determining the fair value of the 2026 Convertible Notes is the bond yield that pertains to the host instrument without the conversion option. The significant assumption used in determining the bond yield is the market yield movements of a comparable instrument issued as of the valuation date, which is assessed and updated each period. The main input when determining the fair value for disclosure purposes is the bond yield which is updated each period to reflect the yield of a comparable instrument issued as of the valuation date. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

Derivative Liability

The 2026 Convertible Notes allow the holders to convert all or part of the outstanding principal of their 2026 Convertible Notes into shares of the Company’s common stock provided that no conversion results in a holder beneficially owning more than 19.99% of the issued and outstanding common stock of the Company. The entire embedded conversion option is required to be separated from the 2026 Convertible Notes and accounted for as a freestanding derivative instrument subject to derivative accounting. The main input when determining the fair value of the 2026 Convertible Notes is the bond yield that pertains to the host instrument without the conversion option. The significant assumption used in determining the bond yield is the market yield movements of a comparable instrument issued as of the valuation date, which is assessed and updated each period. Therefore, the entire conversion option is bifurcated from the underlying debt instrument and accounted for and valued separately from the host instrument. The Company measures the value of the embedded conversion option at its estimated fair value and recognizes changes in the estimated fair value in other income (expense), net in the consolidated statements of operations and comprehensive loss during the period of change. The embedded conversion is recognized as a derivative liability in the Company’s consolidated balance sheet.

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

Impairment of Long-Lived Assets and Right of Use Assets

Long-lived assets consist of property and equipment and right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. The Company has had no impairment triggers of long-lived assets.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021, 2020 and 2019, there were no items that gave rise to other comprehensive loss and therefore, there was no difference between net loss and comprehensive loss.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes Topic 740, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this accounting pronouncement as required effective January 1, 2021 and its adoption did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The Company adopted this accounting pronouncement as required and its adoption did not have a material impact on the consolidated financial statements.

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

The Company is assessing the potential impact of ASU 2020-06 and does not expect it to have a material impact on its consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$62,392	$—	$—	$62,392

Liability:
Derivative liability (Note 4)	$—	$—	$20,192	$20,192

	Fair Value Measurements as of
	December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$213,372	$—	$—	$213,372

Liability:
Derivative liability (Note 4)	$—	$—	$98,313	$98,313

During the year ended December 31, 2021 and 2020, there were no transfers between Level 1 and 2.

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

The fair value of the 2026 Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The main inputs to valuing the 2026 Convertible Notes with the conversion option are as follows:

	As of
	December 31,	December 31,
	2021	2020
Company's stock price	$6.97	$20.70
Expected annual volatility	82.6%	105.5%
Bond yield	12.6%	12.0%

The bond yield was derived by making the fair value of the 2026 Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

A roll forward of the derivative liability is as follows:

As of
Balance at December 31, 2019	$12,124
Change in fair value	86,189
Balance at December 31, 2020	98,313
Change in fair value	(78,121)
Balance at December 31, 2021	$20,192

5. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The Company presents accrued interest in accrued current liabilities because the notes are currently convertible and the interest is payable in cash. The effective annual interest rate for the 2026 Convertible Notes was 14.8% through December 31, 2021.

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

A summary of the 2026 Convertible Notes at December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2020
2026 Convertible Notes	$37,500	$37,500
Less: unamortized discount	(11,065)	(13,193)
Total	$26,435	$24,307

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2021	2020
Equipment	$10,989	$10,186
Leasehold improvements	9,074	9,074
Furniture and fixtures	1,286	1,281
Software	236	220
Construction in progress	578	120
	22,163	20,881
Less: Accumulated depreciation and amortization	(15,207)	(12,786)
	$6,956	$8,095

Depreciation and amortization expense was $2,421, $2,773 and $2,530 for the years ended December 31, 2021, 2020 and 2019, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2021	2020
Accrued payroll and related expenses	$6,597	$5,853
Accrued rebates and programs	3,615	1,438
Accrued professional fees	1,227	868
Accrued research and development expenses	1,102	1,013
Accrued interest payable on 2026 convertible notes	6,475	4,194
Accrued other	1,105	941
	$20,121	$14,307

8. Collaboration Agreements

AffaMed License Agreement

On October 29, 2020, the Company entered into license agreement (“License Agreement”) with AffaMed Therapeutic Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis (collectively, the “DEXTENZA Field”) and for the Company’s OTX-TIC product candidate (collectively with DEXTENZA, the “AffaMed Licensed Products”) regarding open-angle glaucoma or ocular hypertension (collectively, the “TIC Field” and, with the DEXTENZA Field, each a “Field”), in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations (collectively, the “Territories”). The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

Under the License Agreement, the Company received a non-refundable upfront payment of $12,000 in December 2020 and additional $1,000 milestone in the fourth quarter of 2021. The Company is also eligible to receive up to an additional $90,000 in aggregate, inclusive of a low-seven-figure clinical support payment, upon the achievement of certain regulatory, development and commercial milestones. The Company is also entitled to receive tiered, escalating royalties on the net sales of the AffaMed Licensed Products ranging from a low-teen to low-twenties percentage. Royalties under the License Agreement are payable on an AffaMed Licensed Product-by-AffaMed Licensed Product and jurisdiction-by-jurisdiction basis and are subject to potential reductions in specified circumstances, subject to a specified floor.

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

At the inception of the License Agreement, the Company identified the following performance obligations in the agreement:

●	the license, regulatory filings and manufacturing of DEXTENZA;

●	the license, regulatory filings and manufacturing for the Company’s OTX-TIC product candidate regarding open-angle glaucoma or ocular hypertension in the Territories;

●	obligations to participate on various joint research, development and project committees; and

●	the conduct of a Phase 2 clinical trial of OTX-TIC

The Company has concluded there is a combined performance obligation for a development and commercialization license and manufacturing obligations for DEXTENZA Field and the Company’s OTX-TIC product candidate regarding open-angle glaucoma or ocular hypertension in the Territories.

Further, AffaMed cannot exploit the value of the development and commercialization license for DEXTENZA Field and the Company’s OTX-TIC product candidate regarding open-angle glaucoma or ocular hypertension in the Territories without receipt of supply as the development and commercialization license does not convey to AffaMed the right to manufacture and therefore the Company has combined the development and commercialization license and the manufacturing obligations into one performance obligation.

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

As of December 31, 2021, the transaction price was determined to be $13,000. All potential regulatory, development and commercial milestone payments in the amount of $90,000 did not meet the recognition criteria under the most likely method, because their achievement was highly dependent on factors outside the control of the Company and therefore, were excluded from the transaction price as of December 31, 2021. Furthermore, under the expected value method the Company excluded the potential royalties from the transaction price.

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

The Company has not recognized any revenue under the License Agreement as of December 31, 2021 and 2020 as there has been an insignificant amount of delivery of product under the License Agreement. The Company does not expect to recognize material revenue from the License Agreement in 2022. The entire transaction price is recorded as deferred revenue as of December 31, 2021 and 2020.

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

As of December 31, 2021 and 2020, the Company had recorded $768 and $1,256 related to work performed for preclinical development activities in connection with the revised work plan which the Company has recorded as a reduction of research and development expense as this research is not an output of the Company’s ordinary business activities. As of December 31, 2021 and 2020, the Company had included the $0 and $1,256 in prepaid expenses and other current assets.

9. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”). The Company has a total borrowing capacity of $25,000 under the Credit Facility, which was fully drawn down as of December 31, 2021.

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

There are no financial covenants associated with the Fourth Amendment. However, the Fourth Amendment does contain negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions.  As of December 31, 2021, the Company was not in violation of any of its covenants under the Fourth Amendment. The obligations under the Fourth Amendment are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.  The debt is collateralized by substantially all of the Company’s assets, including its intellectual property.

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

Borrowings outstanding are as follows:

	December 31,	December 31,
	2021	2020
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	110	355
Unamortized discount	(110)	(129)
	25,000	25,226
Less: current portion	—	(8,290)
Long-term notes payable	$25,000	$16,936

As of December 31, 2021, the annual repayment requirements for the Credit Facility, inclusive of the final payment of $875 due at expiration, were as follows:

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

On January 29, 2021, holders of warrants to purchase 18,939 shares of common stock at an exercise price of $7.92 exercised their right to purchase their warrants. The exercise price of the warrants was paid through a net share settlement mechanism and as a result the Company issued 11,737 shares of common stock to satisfy the exercise of all the warrants. There are no warrants outstanding as of December 31, 2021.

The Company had warrants for the purchase of 18,939 shares of common stock outstanding with MidCap Financial SBIC, LP at December 31, 2020 at a weighted average exercise price of $7.92 per share and an expiration date of April 17, 2021.

11. Preferred Stock

The Amended and Restated Certificate of Incorporation authorized 5,000,000 shares of preferred stock, $0.0001 par value, all of which is undesignated and none of which are issued or outstanding at December 31, 2021 and 2020.

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

On August 9, 2021, the Company and Jefferies mutually terminated the 2019 Sales Agreement and entered into another Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of common stock of the Company having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. As of February 27, 2022, the Company has not sold any shares of common stock under the 2021 Sales Agreement.

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

As of December 31, 2021, the Company had reserved 10,934,828 shares of common stock for the exercise of outstanding stock options and the number of shares remaining available for grant under the Company’s 2021 Stock Incentive Plan (the “2021 Plan”), 2014 Stock Incentive Plan (the “2014 Plan”) and the 2019 Inducement Stock Incentive

Plan (the “2019 Inducement Plan”), and the number of shares available for issuance under the 2014 Employee Stock Purchase Plan (Note 13).

13. Stock-Based Awards

2014 Stock Incentive Plan

The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2014 Plan was 1,336,907 shares of common stock, which was increased to 2,126,907 on January 1, 2015. The number of shares reserved for issuance may be increased by the number of shares under the 2006 Stock Option Plan (the “2006 Plan”) that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company. The number of shares of common stock that may be issued under the 2014 Plan is subject to increase on the first day of each fiscal year, beginning on January 1, 2015 and ending on December 31, 2024, equal to the least of 1,659,218 shares of the Company’s common stock, 4% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares available for issuance under the 2014 Plan increased by 1,659,218. On June 18, 2021, the Company’s stockholders approved the adoption of the 2021 Plan previously approved by the board of directors. Effective as of the adoption of the 2021 Plan by the Company’s stockholders, no new awards will be granted under the 2014 Plan. However, as of December 31, 2021, all then-outstanding awards under the 2014 Plan remained in effect and continued to be governed by the terms of the 2014 Plan.

2021 Stock Incentive Plan

The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2021 Plan is 6,000,000 shares of common stock; plus 456,334 shares remaining available for grant under the 2014 Plan as of immediately prior to the effective date of the 2021 Plan and 9,766,336 shares subject to awards granted under the 2014 Plan or the Company’s 2006 Stock Incentive Plan, which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject to certain limitations). As of December 31, 2021, 6,263,365 shares remained available for issuance under the 2021 Plan.

As required by the 2006 Plan, 2014 Plan and 2021 Plan, the exercise price for stock options granted is not to be less than the fair value of common shares as of the date of grant.

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

On October 29, 2019, the 2019 Inducement Plan was approved by the Board of Directors of the Company. The 2019 Inducement Plan provides for the following types of awards, each of which is referred to as an “Award”: non-

statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Awards under the 2019 Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). For the avoidance of doubt, neither consultants nor advisors shall be eligible to participate in the 2019 Inducement Plan. Each person who is granted an Award under the 2019 Inducement Plan is deemed a “Participant.”

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

On December 10, 2020, the Board of Directors of the Company amended the 2019 Inducement Plan to increase the aggregate number of shares issuable by 554,000 shares of common stock to 1,054,000. As of December 31, 2021, 510,252 shares remained available for issuance under the 2019 Inducement Plan.

2014 Employee Stock Purchase Plan

The Company’s has a 2014 Employee Stock Purchase Plan (the “ESPP”) with a total of 207,402 shares of common stock reserved for issuance under this plan which increased to 232,402 shares of common stock on January 1, 2015. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2020, the number of shares available for issuance under the ESPP increased by 207,402. As of December 31, 2021, 607,048 shares of common stock remained available for issuance.

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

As of December 31, 2021, there were 27,903 outstanding unvested service-based stock options held by nonemployees.

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended
	December 31,
	2021	2020	2019
Risk-free interest rate	0.80%	1.12%	2.25%
Expected term (in years)	6	6	6
Expected volatility	87.65%	86.00%	87%
Expected dividend yield	—%	—%	—%

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Issuable	Exercise	Contractual	Intrinsic
	Under Options	Price	Term	Value
			(In years)
Outstanding as of December 31, 2020	9,114,735	$6.66	7.4	$16,075
Granted	3,339,974	17.22
Exercised	(598,924)	4.32
Forfeited	(920,957)	11.48
Outstanding as of December 31, 2021	10,934,828	$9.60	7.1	13,283
Options vested and expected to vest as of December 31, 2021	9,504,572	$8.93	6.8	12,381
Options exercisable as of December 31, 2021	6,570,556	$8.22	6.1	9,002

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $6,779, $4,307 and $54 during the years ended December 31, 2021, 2020 and 2019, respectively.

The weighted average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2021, 2020 and 2019 was $12.48, $5.93 and $2.99 per share, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations:

	Year Ended December 31,

	2021	2020	2019
Research and development	$3,750	$1,514	$2,312
Selling and marketing	4,014	1,719	1,013
General and administrative	7,214	4,298	5,434
	$14,978	$7,531	$8,759

As of December 31, 2021, the Company had an aggregate of $20,382 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.

14. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(155,636)	$(86,372)
Denominator:
Weighted average common shares outstanding, basic and diluted	60,752,225	45,273,231
Net loss per share - basic and diluted	$(2.56)	$(1.91)

For the year ended December 31, 2020 and 2019, there is no dilutive impact. Therefore, diluted net loss per share is the same as basic net loss per share. Basic and diluted net loss per share was calculated as follows for the year ended December 31, 2021:

Year Ended December 31,
2021
Net loss attributable to common stockholders, basic	$(6,553)
Interest expense on 2026 Convertible Notes	4,409
Change in fair value of derivative liability	(78,121)
Net loss attributable to common stockholders, diluted	$(80,265)

Weighted average common shares outstanding, basic	76,392,870
Shares issuable upon conversion of 2026 Convertible Notes, as if converted	5,769,232
Weighted average common shares outstanding, diluted	82,162,102

Net loss per share attributable to common stockholders, basic	$(0.09)

Net loss per share attributable to common stockholders, diluted	$(0.98)

The Company excluded the following common stock equivalents, outstanding as of December 31, 2021, 2020 and 2019 from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2021, 2020 and 2019 because they had an anti-dilutive impact due to the net loss incurred for the periods. The Company also excluded the shares issuable upon conversion of the 2026 Convertible Notes from the computation of diluted net loss per share for the year ended December 31, 2020 and 2019 because they had an anti-dilutive impact.

	December 31,
	2021	2020	2019
Options to purchase common stock	10,934,828	9,114,735	7,920,417
Shares issuable upon conversion of 2026 Convertible Notes, if converted	—	5,769,232	5,769,232
Warrants for the purchase of common stock	—	18,939	18,939
	10,934,828	14,902,906	13,708,588

15. Commitments and Contingencies

Intellectual Property Licenses

The Company has a license agreement with Incept, LLC (“Incept”) to use and develop certain patent rights (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license. Any of the Company’s sublicensees also will be obligated to pay Incept a royalty equal to a low single-digit percentage of net sales made by it and will be bound by the terms of the agreement to the same extent as the Company. The Company is obligated to reimburse Incept for its share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to the Company under the Incept License. From inception through December 31, 2021, royalties paid under this agreement related to product sales were $1,908 and have been charged to cost of product revenue.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. As of December 31, 2021, the Company was not aware of any claims that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021.

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

In June 2016, the Company entered into a lease agreement for approximately 70,712 square feet of general office, research and development and manufacturing space located at 15 Crosby Drive in Bedford, Massachusetts. The lease term commenced on February 1, 2017 and will expire on July 31, 2027. The Company has the option to extend the lease for two additional periods of five years each by delivering written notice of the exercise not earlier than fifteen months nor later than 12 months before expiration of the original term.

On April 4, 2019, the Company entered into a non-cancelable lease for 30,036 square feet of space located at 24 Crosby Drive in Bedford, Massachusetts to be used for office space. The five-year lease commenced on April 18, 2019 and terminates on March 24, 2024 and does not include any lease renewal options.

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Operating lease costs	$2,482	$2,418	$2,070
Variable lease costs	629	677	538
Total lease costs	$3,111	$3,095	$2,608

The following table summarizes the presentation in the Company’s consolidated balance sheet of its operating leases:

		December 31,	December 31,
	Balance sheet location	2021	2020
Assets:
Operating lease assets	Operating lease assets	$4,867	$5,844

Liability:
Current operating lease liabilities	Operating lease liabilities	$1,624	$1,358
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	5,924	7,548
Total Operating lease liabilities:		$7,548	$8,906

The minimum lease payments for the next five years and thereafter are expected to be as follows:

December 31,
Year Ending December 31,	2021
2022	2,549
2023	2,355
2024	1,569
2025	1,447
2026	1,482
Thereafter	884
Total lease payments	$10,286
Less: interest	2,738
Present value of operating lease liabilities	$7,548

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate used to determine the operating lease liability:

	December 31,	December 31,
	2021	2020
Weighted average remaining lease term in years	4.8	5.6
Weighted average discount rate	13.55%	13.55%

Supplemental disclosure of cash flow information related to the Company’s operating leases included in cash flows provided by operating activities in its consolidated statements of cash flows is as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$2,482	$2,418	$2,215

17. Income Taxes

During the years ended December 31, 2021, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
Research and development tax credits	35.9	1.0	2.1
State taxes, net of federal benefit	19.3	1.0	2.7
Stock-based compensation	(7.8)	—	(1.3)
Derivative liability	244.7	(11.5)
Other	(12.2)	—	(0.5)
Change in the valuation allowance	(300.9)	(11.5)	(24.0)
Effective income tax rate	—%	—%	—%

Changes in the valuation of the derivative liability do not provide a future tax benefit. To the extent the deferred tax asset related to the derivative liability exceeds the deferred tax liability related to the 2026 Convertible Notes, the excess is recorded as a permanent item.

Net deferred tax assets consisted of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$106,265	$90,797
Tax credit carryforwards	15,853	13,514
Capitalized start-up costs	373	514
Capitalized research and development expenses, net	7,828	10,657
Operating lease liabilities	1,705	2,066
Derivative liability	2,499	3,061
Accrued expenses and other	11,712	6,828
Total deferred tax assets	146,235	127,437
Valuation allowance	(142,637)	(123,020)
Net deferred tax assets	3,598	4,417

Deferred tax liabilities:
Operating lease right of use assets	(1,099)	(1,356)
2026 Convertible Notes	(2,499)	(3,061)
Total deferred tax liabilities	(3,598)	(4,417)
Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021, 2020 and 2019 related primarily to the increase in net operating loss carryforwards, amortization of capitalized research and development expenses, and increase in research and development tax credit carryforwards were as follows:

	Year Ended December 31,
	2021	2020	2019
Valuation allowance as of beginning of year	$123,020	$105,062	$84,343
Increases recorded to income tax provision	19,617	17,958	20,719
Valuation allowance as of end of year	$142,637	$123,020	$105,062

As of December 31, 2021, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $423,628 and $296,998, respectively. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2026. The Company’s federal NOLs generated for the years ended since December 31, 2018, which amounted to a total of $297,823, can be carried forward indefinitely. As of December 31, 2021, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $10,898 and $6,142, respectively, which begin to expire in 2026 and 2025, respectively. Utilization of the NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the NOL carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management considered the Company’s cumulative net losses and concluded that it is more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2021, 2020 and 2019.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2021, 2020 or 2019.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31, 2017 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

18. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Through December 31, 2021, the Company has made contributions of $493 made to the plan by the Company.

19. Related Party Transactions

Since October 2017, the Company has engaged McCarter English LLP (“McCarter”) to provide legal services to the Company, including with respect to intellectual property matters. Mr. Jonathan M. Sparks, Ph.D., a partner at McCarter & English, served in the capacity as the Company’s in-house counsel from October 2017 through August 31, 2020. The Company incurred fees for legal services rendered by McCarter of $766 and $1,119 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $47 recorded in accounts payable for McCarter. As of December 31, 2021, there was $0 recorded in accrued expenses for McCarter.

In November 2020, the Company engaged Specialty Pharma Consulting, LLC (“Specialty Pharma”), an entity affiliated with Kevin Coughenour, to provide services for quality engineering and validation activities in the ordinary course of business. Mr. Coughenour is married to the Company’s former Chief Operating Officer Patricia Kitchen. The Company incurred fees for quality engineering and validation activities rendered by Specialty Pharma of $155, for the for the year ended December 31, 2021. As of December 31, 2020, there was $47 recorded in accounts payable and $0 recorded in accrued expenses for Specialty Pharma. On April 26, 2021, the Company and Specialty Pharma terminated their relationship.

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. The Company's Chief Business Officer’s sister is a managing partner at WilmerHale, who has not participated in providing legal services to the Company. The Company incurred fees for legal services rendered by WilmerHale of approximately $1,396 and $1,772 for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, there was $119 and $114 recorded in accounts payable for WilmerHale. As of December 31, 2021 and 2020, there was $68 and $239 recorded in accrued expenses for WilmerHale.

20. Subsequent Events

The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2022, the number of shares available for issuance under the ESPP increased by 207,402.