Form 10-Q
period 2022-03-31
OCULAR THERAPEUTIX, INC
filed 2022-05-09
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2022, there were 76,759,614 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing and planned clinical trials, including our Phase 1 clinical trials of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD, our Phase 2 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension, and our clinical trials to evaluate DEXTENZA in pediatric subjects following cataract surgery and in pediatric subjects with ocular itching associated with allergic conjunctivitis;
●	our commercialization efforts for our product DEXTENZA®;
●	our plans to develop, seek regulatory approval for and commercialize OTX-TKI, OTX-TIC, OTX-CSI, OTX-DED and our other product candidates based on our proprietary bioresorbable hydrogel technology platform;
●	our ability to manufacture DEXTENZA and our product candidates in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA, and other product candidates;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA, ReSure Sealant, and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA and our product candidates;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA, ReSure Sealant and any additional products for which we may obtain marketing approval in the future;
●	our intellectual property position;

●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	the costs and outcomes of legal actions and proceedings;
●	uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition; and
●	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A — Risk Factors section, and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on February 28, 2022, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, licensing agreements, collaborations, or investments we may make.

You should read this Quarterly Report on Form 10-Q, the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q, and our other periodic reports completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q. We do not assume, and we expressly disclaim, any obligation or undertaking to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Quarterly Report on Form 10-Q involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors.”

This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report and the documents incorporated by reference herein may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$145,417	$164,164
Accounts receivable, net	23,207	21,135
Inventory	1,358	1,250
Prepaid expenses and other current assets	4,670	4,751
Total current assets	174,652	191,300
Property and equipment, net	6,614	6,956
Restricted cash	1,764	1,764
Operating lease assets	4,592	4,867
Total assets	$187,622	$204,887
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,420	$4,592
Accrued expenses and other current liabilities	17,636	20,121
Deferred revenue	1,208	—
Operating lease liabilities	1,696	1,624
Total current liabilities	23,960	26,337
Other liabilities:
Operating lease liabilities, net of current portion	5,472	5,924
Derivative liability	13,234	20,192
Deferred revenue, net of current portion	13,103	13,000
Notes payable, net of discount	25,063	25,000
2026 convertible notes, net	26,995	26,435
Total liabilities	107,827	116,888
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized and 76,759,614 and 76,731,940 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	638,133	633,795
Accumulated deficit	(558,346)	(545,804)
Total stockholders’ equity	79,795	87,999
Total liabilities and stockholders’ equity	$187,622	$204,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Product revenue, net	$12,498	$7,342
Collaboration revenue	689	—
Total revenue, net	13,187	7,342
Costs and operating expenses:
Cost of product revenue	1,300	892
Research and development	13,100	10,927
Selling and marketing	9,063	8,086
General and administrative	7,557	7,665
Total costs and operating expenses	31,020	27,570
Loss from operations	(17,833)	(20,228)
Other income:
Interest income	18	12
Interest expense	(1,683)	(1,679)
Change in fair value of derivative liability	6,958	25,016
Other income (expense), net	(2)	—
Total other income, net	5,291	23,349
Net (loss) income attributable to common stockholders	$(12,542)	$3,121
Net (loss) income per share, basic	$(0.16)	$0.04
Weighted average common shares outstanding, basic	76,745,663	76,071,017
Net (loss) income per share, diluted	$(0.22)	$(0.24)
Weighted average common shares outstanding, diluted	82,514,895	87,245,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(12,542)	$3,121
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,209	3,086
Non-cash interest expense	1,186	1,132
Change in fair value of derivative liability	(6,958)	(25,016)
Depreciation and amortization expense	557	646
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable	(2,072)	(1,379)
Prepaid expenses and other current assets	81	650
Inventory	(108)	78
Operating lease assets	275	227
Accounts payable	(1,113)	1,523
Accrued expenses	(3,048)	(1,111)
Deferred revenue	1,311	—
Operating lease liabilities	(380)	(316)
Net cash used in operating activities	(18,600)	(17,359)
Cash flows from investing activities:
Purchases of property and equipment	(276)	(158)
Net cash used in investing activities	(276)	(158)
Cash flows from financing activities:
Proceeds from exercise of stock options	129	1,197
Issuance costs from the issuance of common stock upon public offering	—	(275)
Repayment of notes payable	—	(2,083)
Net cash provided by (used in) financing activities	129	(1,162)
Net decrease in cash, cash equivalents and restricted cash	(18,747)	(18,679)
Cash, cash equivalents and restricted cash at beginning of period	165,928	229,821
Cash, cash equivalents and restricted cash at end of period	$147,181	$211,142
Supplemental disclosure of cash flow information:
Cash paid for interest	$495	$593
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$123	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2021	76,731,940	$8	$633,795	$(545,804)	$87,999
Issuance of common stock upon exercise of stock options	27,674	—	129	—	129
Stock-based compensation expense	—	—	4,209	—	4,209
Net loss	—	—	—	(12,542)	(12,542)
Balances at March 31, 2022	76,759,614	$8	$638,133	$(558,346)	$79,795

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

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary, bioresorbable hydrogel platform technology. The Company’s product pipeline candidates provide differentiated drug delivery solutions that reduce the complexity and burden of the current standard of care by creating local programmed-release alternatives. Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying product candidates, undertaking preclinical studies and clinical trials, manufacturing its products and product candidates, building its sales and marketing infrastructure for the commercialization of the Company’s approved products and product candidates, and commercializing its approved products.

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

As of March 31, 2022, the Company had two U.S. Food and Drug Administration (“FDA”)-approved products in commercialization in the United States: DEXTENZA® (dexamethasone insert) 0.4mg, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain and ocular itching associated with allergic conjunctivitis and ReSure® Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery. While ReSure Sealant is commercially available in the United States, it does not receive sales support, is not currently being manufactured by the Company, and has not in the past generated, nor is it anticipated to in the future to generate, material revenues. The Company’s most advanced product candidates are in either Phase 1 or Phase 2 of clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of March 31, 2022, the Company had an accumulated deficit of $558,346.  The Company believes that its existing cash and cash equivalents of $145,417, as of March 31, 2022, along with its current operating plan, which includes anticipated revenues from the sale of DEXTENZA, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements through at least the next 12 months from the date of these condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to generate cash flows from the sale of DEXTENZA and raise additional capital to finance its operations.  The Company will need to finance its operations through public or private securities offerings, debt financings, royalty financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements.  Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2022 and results of operations and cash flows for the three months ended March 31, 2022 and 2021 have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Effects of COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, the “COVID-19 pandemic”, that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are impacting our employees, patients, customers, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020 and 2021. More recently, the COVID-19 pandemic and related employee recruitment and retention challenges for ambulatory surgical centers, or ASCs, and hospital out-patient departments, or HOPDs, have slowed the overall pace of cataract procedures performed in the United States, thereby reducing the number of opportunities for ophthalmologists to use DEXTENZA as a treatment for post-surgical ocular inflammation and pain. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business, results of operations and financial condition and those of the Company’s customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. To date, although the Company has been impacted by the COVID-19 pandemic, the Company has not experienced a material business disruption nor has the Company incurred an impairment of any assets as a result of the COVID-19 pandemic. For additional information on risks posed by the COVID-19 pandemic, please see “Item 1A — Risk Factors — Risks Related to the Coronavirus Pandemic,” included our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, clinical trial accruals and the fair value of derivatives.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results may differ from these estimates.

Concentration of Credit Risk and of Significant Suppliers and Customers

The Company is dependent on a small number of third-party manufacturers to supply products for research and development activities in its preclinical and clinical programs and for sales of its products. The Company’s development programs as well as revenue from future product sales could be adversely affected by a significant interruption in the supply of any of the components of these products.

For the three months ended March 31, 2022, three specialty distributor customers accounted for 42%, 25%, and 23% of the Company’s total product revenue, and no other customer accounted for more than 10% of the Company’s total product revenue. At March 31, 2022, three specialty distributor customers accounted for 42%, 25% and 22% of the Company’s total accounts receivable and no other customer accounted for more than 10% of the Company’s total accounts receivable at March 31, 2022.

For the three months ended March 31, 2021, three specialty distributor customers accounted for 45%, 21%, and 12% of the Company’s total product revenue, and no other customer accounted for more than 10% of the Company’s total product revenue. At March 31, 2021, three specialty distributor customers accounted for 49%, 25% and 14% of the Company’s total accounts receivable and no other customer accounted for more than 10% of the Company’s total accounts receivable at March 31, 2021.

Recently Adopted Accounting Pronouncements

Effective January 1, 2022, the Company adopted ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$46,394	$—	$—	$46,394

Liability:
Derivative liability (Note 7)	$—	$—	$13,234	$13,234

	Fair Value Measurements as of
	December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$62,392	$—	$—	$62,392

Liability:
Derivative liability (Note 7)	$—	$—	$20,192	$20,192

4. Restricted Cash

The Company held restricted cash of $1,764 at March 31, 2022 and December 31, 2021, on its condensed consolidated balance sheet. The Company held restricted cash as security deposits for the lease of its manufacturing space and corporate headquarters.

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

	March 31,	March 31,
	2022	2021
Cash and cash equivalents	$145,417	$209,378
Restricted cash	1,764	1,764
Total cash, cash equivalents and restricted cash	$147,181	$211,142

5. Inventory

The Company values its inventories at the lower of cost or estimated net realizable value.

Inventory consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$332	$388
Work-in-process	567	605
Finished goods	459	257
	$1,358	$1,250

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued payroll and related expenses	$3,520	$6,597
Accrued rebates and programs	3,344	3,615
Accrued professional fees	1,547	1,227
Accrued research and development expenses	1,085	1,102
Accrued interest payable on 2026 convertible notes	7,038	6,475
Accrued other	1,102	1,105
	$17,636	$20,121

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

The estimated fair value of the 2026 Convertible Notes was $45,160 at March 31, 2022. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The main inputs when determining the fair value for disclosure purposes are the common stock price and bond yield which are updated each period to reflect the yield of a comparable instrument issued as of the valuation date. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value. The main inputs to valuing the 2026 Convertible Notes with the conversion option are as follows:

	As of
	March 31,	December 31,
	2022	2021
Company's stock price	$4.95	$6.97
Expected annual volatility	83.5%	82.6%
Bond yield	14.0%	12.6%

A roll-forward of the derivative liability is as follows:

As of
March 31, 2022
Balance at December 31, 2021	$20,192
Change in fair value	(6,958)
Balance at March 31, 2022	$13,234

8. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The Company presents accrued interest in accrued current liabilities because the 2026 Convertible Notes are currently convertible and the interest is payable in cash. The effective annual interest rate for the 2026 Convertible Notes was 14.8% through March 31, 2022.

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

The terms and conditions of the 2026 Convertible Notes are described in the Company’s periodic reports including its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

A summary of the 2026 Convertible Notes at March 31, 2022 and December 31, 2021 is as follows:

	March 31,	December 31,
	2022	2021
2026 Convertible Notes	$37,500	$37,500
Less: unamortized discount	(10,505)	(11,065)
Total	$26,995	$26,435

Accrued interest related to the 2026 Convertible Notes amounted to $7,038 and $6,475 at March 31, 2022 and December 31, 2021, respectively.

9. Income Taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive income (loss) for the three month periods ended March 31, 2022 or 2021. While the Company had net income for the three months ended March 31, 2021, the Company was projecting book and tax losses for the full year ended 2021, for which it was more likely than not that the Company would not realize a benefit for, as the Company had recorded a full valuation allowance against its deferred tax assets. Thus, the Company did not record any income taxes for the three months ended March 31, 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2022 and December 31, 2021, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

10. Collaboration Agreements

AffaMed License Agreement

In October 2020, the Company entered into license agreement with AffaMed Therapeutics Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and ocular itching associated with allergic conjunctivitis and for the Company’s OTX-TIC product candidate (collectively with DEXTENZA, the “AffaMed Licensed Products”) regarding open-angle glaucoma or ocular hypertension, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. The Company and AffaMed subsequently amended the license agreement in October 2021 (as amended, the “License Agreement”). The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

The terms and conditions of the License Agreement are described in the Company’s periodic reports including its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

The Company recognized $689 of collaboration revenue related to the performance obligation to conduct a Phase 2 clinical trial of OTX-TIC under the License Agreement for the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company invoiced AffaMed $2,000 for a clinical trial support payment, under the

License agreement, in connection with the initiation of the OTX-TIC Phase 2 clinical trial. The Company concluded this clinical support payment was no longer constrained and has allocated the amount to the performance obligation to conduct a Phase 2 clinical trial of OTX-TIC. As of March 31, 2022, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $1,311. This amount is expected to be recognized as performance obligations are satisfied through June 2023.

For the Phase 2 clinical trial of OTX-TIC, performance obligation revenue is recognized under an input method using the ratio of effort incurred to date compared to the total estimated effort required to complete the performance obligation. The calculation of the total estimated effort includes the total amount of forecasted costs associated with the completion of the Phase 2 clinical trial, as well as the assumed timing of this activity. Such cost estimates include forecasted direct labor and material costs, subcontractor costs, and external contract research organization, or CRO, costs.

Total deferred revenue at March 31, 2022 were as follows:

Deferred Revenue
Deferred revenue at December 31, 2021	$13,000
Additions	2,000
Amounts recognized into revenue	(689)
Deferred revenue at March 31, 2022	$14,311

As of March 31, 2022, the aggregate amount of the transaction price allocated to DEXTENZA product and OTX-TIC product performance obligations that are partially unsatisfied was $13,000. This amount is expected to be recognized as performance obligations are satisfied. The Company recognizes revenue related to the amounts allocated to the combined performance obligations for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis and the Company’s OTX-TIC product candidate based on the point in time upon which control of supply is transferred to AffaMed for each delivery of the associated supply. The Company currently expects to recognize the revenue over a period of approximately seven to eight years commencing on the date the Company begins delivering product to AffaMed. This estimate of this period considers the timing of development and commercial activities under the License Agreement and may be reduced or increased based on the various activities as directed by the joint committees, decisions made by AffaMed, regulatory feedback or other factors not currently known.

11. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”). Under the Credit Facility, the Company has a total borrowing capacity of $25,000, which was fully drawn down as of March 31, 2022. The carrying value of the Company’s variable interest rate notes payable are recorded at amortized cost, which approximates fair value due to their short-term nature.

The terms and conditions of the Credit Agreement and the Credit Facility are described in the Company’s periodic reports including its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Borrowings outstanding are as follows:

	March 31,	December 31,
	2022	2021
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	165	110
Unamortized discount	(102)	(110)
Long-term notes payable	$25,063	$25,000

As of March 31, 2022, the annual repayment requirements for the Credit Facility, inclusive of the final payment of $875 due at expiration, were as follows:

Year Ending December 31,	Principal	Final Payment	Total
2022 (April 1 to December 31)	—	—	—
2023	—	—	—
2024	8,333	—	8,333
2025	16,667	875	17,542
	$25,000	$875	$25,875

12. Net (Loss) Income Per Share

Basic net (loss) income per share was calculated as follows for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Numerator:
Net (loss) income attributable to common stockholders	$(12,542)	$3,121
Denominator:
Weighted average common shares outstanding, basic	76,745,663	76,071,017
Net (loss) income per share - basic	$(0.16)	$0.04

Diluted net loss per share was calculated as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to common stockholders, basic	$(12,542)	$3,121
Interest expense on 2026 Convertible Notes	1,123	1,078
Change in fair value of derivative liability	(6,958)	(25,016)
Net loss attributable to common stockholders, diluted	$(18,377)	$(20,817)

Weighted average common shares outstanding, basic	76,745,663	76,071,017
Dilutive options (treasury stock method)	—	5,405,457
Shares issuable upon conversion of 2026 Convertible Notes, as if converted	5,769,232	5,769,232
Weighted average common shares outstanding, diluted	82,514,895	87,245,706

Net loss per share attributable to common stockholders, diluted	$(0.22)	$(0.24)

The Company excluded the following common stock equivalents and restricted stock units, outstanding as of March 31, 2022 and 2021, from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021 because they had an anti-dilutive impact.

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	13,618,221	2,999,716
Restricted stock units	926,063	—
	14,544,284	2,999,716

13. Stock-Based Awards

2021 Stock Incentive Plan

The 2021 Stock Incentive Plan (the “2021 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock that may be issued under the 2021 Plan is 6,000,000 shares of common stock; plus up to the sum of 456,334 shares remaining available for grant under the 2014 Stock Incentive Plan (the “2014 Plan”) as of immediately prior to the effective date of the 2021 Plan and 9,766,336 shares subject to awards granted under the 2014 Plan or the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject to certain limitations). As of March 31, 2022, 2,622,985 shares remained available for issuance under the 2021 Plan.

Stock Option Awards for the Three Months Ended March 31, 2022

During the three months ended March 31, 2022, the Company granted options to purchase 2,862,203 shares of common stock, at a weighted exercise price of $5.28 per share under the 2021 Plan.

Restricted Stock Units (RSU) Awards for the Three Months Ended March 31, 2022

During the three months ended March 31, 2022, the Company granted 934,479 restricted stock units (“RSUs”) under the 2021 Plan. Each RSU is equivalent to one share of common stock upon vesting. Each RSU award vests on an annual basis over a three-year period. Holders of RSUs are not entitled to vote on any matters and are not entitled to dividends. The Company has determined the fair value of each RSU based on the fair value of the Company’s common stock on the date of grant and recognizes the compensation expense using the straight-line method over the service period, which coincides with the vesting period.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of its condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2022	2021
Research and development	$1,062	$677
Selling and marketing	1,138	755
General and administrative	2,009	1,654
	$4,209	$3,086

As of March 31, 2022, the Company had an aggregate of $28,432 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.0 years.

14. Related Party Transactions

In November 2020, the Company engaged Specialty Pharma Consulting, LLC (“Specialty Pharma”), an entity affiliated with Kevin Coughenour, to provide services for quality engineering and validation activities in the ordinary course of business. Mr. Coughenour is married to the Company’s former Chief Operating Officer Patricia Kitchen. The Company incurred fees for quality engineering and validation activities rendered by Specialty Pharma of $0 and $126, for the three months ended March 31, 2022 and 2021, respectively. As of each of March 31, 2022 and December 31, 2021, there was $0 recorded in accounts payable and $0 recorded in accrued expenses for Specialty Pharma. On April 26, 2021, the Company and Specialty Pharma terminated their relationship.

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. The Company's Chief Business Officer’s sister is a managing partner at WilmerHale, who has not participated in providing legal services to the Company. The Company incurred fees for legal services rendered by WilmerHale of approximately $327 and $340 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, there was $0 and $119 recorded in accounts payable for WilmerHale. As of March 31, 2022 and December 31, 2021, there was $327 and $68 recorded in accrued expenses for WilmerHale.

15. Common Stock

On August 9, 2021, the Company and Jefferies LLC (“Jefferies”) mutually terminated an Open Market Sale Agreement (the “2019 Sales Agreement”) and entered into another Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of common stock of the Company having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. As of May 6, 2022, the Company has not sold any shares of common stock under the 2021 Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the formulation, development, and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary bioresorbable hydrogel-based formulation technology. Core to our strategy is to continue to (i) build upon our experience commercializing ophthalmology products that can be administered primarily in the surgical and/or office settings and (ii) to develop a clinical pipeline of innovative ophthalmology products that address large areas of unmet need.

We currently have two FDA-approved products in commercialization in the United States: DEXTENZA®, an intracanalicular insert for the treatment of both post-surgical ocular inflammation and pain and ocular itching associated with allergic conjunctivitis, and ReSure Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery. We also have product candidates in preclinical and clinical development designed to utilize our proprietary, bioresorbable hydrogel technology to treat retinal diseases including wet age-related macular degeneration, or wet AMD; glaucoma or ocular hypertension; and ocular surface diseases and conditions including dry eye disease.

We incorporate therapeutic agents that have previously received regulatory approval from the FDA, including small molecules and proteins, into our proprietary bioresorbable hydrogel-based formulation technology in our internal drug development activities, with the goal of providing local programmed-release to tailor the duration and amount of drug to be delivered to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intravitreal implants, suprachoroidal implants, intracameral implants and intracanalicular inserts.

Our core pipeline assets include four programs in clinical development:

●OTX-TKI, an intravitreal implant, administered by fine-gauge needle, of a hydrogel, anti-angiogenic formulation of axitinib, a tyrosine kinase inhibitor, or TKI, being developed for the treatment of wet AMD;

●OTX-TIC, a travoprost intracameral implant being developed for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma or ocular hypertension;

●OTX-CSI, a cyclosporine intracanalicular insert being developed for the chronic treatment of dry eye disease; and

●OTX-DED, a dexamethasone intracanalicular insert being developed for the short-term treatment of the signs and symptoms of dry eye disease.

Commercial Portfolio

Post-Surgical Ocular Inflammation and Pain

Ocular Itching Associated with Allergic Conjunctivitis

DEXTENZA (dexamethasone ophthalmic insert) 0.4mg for intracanalicular use for the Treatment of Post-Surgical Ocular Inflammation and Pain

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

In October 2021, the FDA approved an sNDA for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication. With the approval, DEXTENZA is the first FDA-approved, physician-administered intracanalicular insert for the delivery of a preservative-free drug for the treatment of ocular itching associated with allergic conjunctivitis with a single administration for up to 30 days. DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis also represents our first indication approved to be administered in an ophthalmology or optometric office during a routine, non-surgical appointment. In the first quarter of 2022, we commercially launched DEXTENZA in the United States for the treatment of ocular itching associated with allergic conjunctivitis. We are establishing a separate dedicated field force of four Key Account Managers and supported by the field reimbursement team to call on ophthalmology and optometric offices. This dedicated field force could also support the Company’s broader pipeline of product candidates in the future, as we believe our other product candidates would be primarily used, if approved, in the office setting.

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

We have received only limited revenues from ReSure Sealant to date as the product is only used in a minority of cataract surgeries and, currently, there is no direct separate reimbursement for the product—meaning ReSure Sealant is only reimbursed as part of a bundled payment for the associated surgery. As of the fourth quarter of 2021, we suspended the production of ReSure Sealant in order to focus our manufacturing resources on the commercialization of DEXTENZA.

Clinical Portfolio

Our clinical portfolio is comprised of our development efforts in our retinal disease program, glaucoma program and ocular surface disease programs.

Retinal Disease Program

OTX-TKI (axitinib intravitreal implant)

Our product candidate OTX-TKI is a preformed, bioresorbable hydrogel fiber implant incorporating a small molecule TKI axitinib, with anti-angiogenic properties delivered by intravitreal injection and designed for a duration of six months or longer. We are conducting a Phase 1 clinical trial of OTX-TKI in Australia and a Phase 1 clinical trial in the United States. The U.S.-based Phase 1 clinical trial is fully enrolled, and we expect to report interim, six-month data in the third quarter of 2022.

At the Angiogenesis, Exudation, and Degeneration 2022 Meeting held in February 2022, we presented interim data from the ongoing Phase 1 clinical trial of OTX-TKI for the treatment of wet AMD conducted in Australia. In subjects with subretinal and/or intraretinal fluid due to wet AMD, OTX-TKI was observed to be generally well tolerated with a favorable safety profile to date. This data also showed a preliminary signal of biological activity as observed by a clinically meaningful decrease in intraretinal and/or subretinal fluid. Extended duration of activity was observed with over 60% of subjects across all cohorts and with over 80% of subjects in cohort 3a (600μg) with a duration of activity of six months or more that we believe could represent a compelling drug product profile.

Glaucoma Program

OTX-TIC (travoprost intracameral implant)

Our product candidate OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. In the fourth quarter of 2021, we initiated a randomized, double-masked, active-controlled Phase 2 clinical trial in which we plan to enroll approximately 105 subjects with open-angle glaucoma at 15-20 sites between three arms of approximately 35 subjects each to evaluate two formulations of OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension in patients compared to DURYSTA™. We dosed the first patient in the first quarter of 2022.

At the Glaucoma 360 Meeting in February 2022, we presented interim data from a Phase 1 clinical trial evaluating OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension. This data highlighted the product candidate’s ability to cause a clinically meaningful decrease in intraocular pressure for six months or longer while preserving corneal health. We believe these results are comparable to the decrease in intraocular pressure seen with topical travoprost, the current standard of care, and represent OTX-TIC’s potential for a unique and differentiated drug product profile. OTX-TIC was observed to be generally well tolerated with a favorable safety profile to date and endothelial cell counts, pachymetry assessments, and slit lamp examinations in subjects indicated no changes from baseline.

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

We announced topline results from a Phase 2 clinical trial evaluating two different formulations of OTX-CSI for the chronic treatment of dry eye disease in October 2021. The study did show an improvement compared with baseline in signs of dry eye disease as measured by total corneal total fluorescein staining, or CFS, and symptoms of dry eye disease as measured by the Visual Analog Score, or VAS, eye dryness in subjects treated with the OTX-CSI insert (two formulations) starting as early as two weeks after insertion and continuing over the 12 weeks study period. However, the study did not show separation between the subjects receiving either formulation of OTX-CSI and the subjects receiving the comparable vehicle. Overall, the OTX-CSI insert (both formulations) was observed to be generally well tolerated with a favorable safety profile to date.

After evaluating the data from the Phase 2 clinical trial, we have adopted a plan to progress the development of OTX-CSI, including formulation work for the insert to allow improved product candidate retention. We are also developing an appropriate vehicle comparator that may be used in both the OTX-CSI and OTX-DED programs.  We recently received a U.S. patent which covers the formulation of OTX-CSI under development and will expire in 2041.

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

We continue to evaluate the data from the Phase 2 clinical trial and are currently developing an appropriate clinical and regulatory development and manufacturing plan. This development plan is expected to include some additional improvements to the product candidate’s formulation and an improved vehicle comparator.

AffaMed License Agreement

In October 2020, we entered into a license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA and OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. Under the terms of the agreement, we received an upfront payment of $12 million and became eligible to receive development, regulatory and commercial milestone payments and clinical development support payments of up to $91 million in the aggregate, as well as royalties from future product sales. In the fourth quarter of 2021, we received a $1 million milestone payment; in the first quarter of 2022 we recorded a receivable of another $2 million in connection with dosing the first subject in a Phase 2 clinical trial evaluating OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension. Royalties are tiered and will range from the low teens to low twenty percent range. In return, we agreed to grant AffaMed exclusive rights to develop and commercialize DEXTENZA for the treatment of post-surgical inflammation and pain following ophthalmic surgery and ocular itching in patients with allergic conjunctivitis, and OTX-TIC for the reduction of elevated intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension in specified Asian markets. We retain the right to develop and commercialize DEXTENZA and OTX-TIC in all other global markets.

In January 2022, AffaMed announced that it had dosed its first patient in a real-world setting study conducted in China evaluating the safety and efficacy of DEXTENZA® (0.4mg dexamethasone ophthalmic insert) for the treatment of ocular inflammation and pain post-cataract surgery. This prospective, single-arm, real-world trial is designed to assess the safety and efficacy of DEXTENZA for the treatment of ocular inflammation and pain following cataract surgery in approximately 120 patients at the Bo’ao Super Hospital. The trial’s primary efficacy endpoint is the absence of anterior chamber cells in the study eye at Day 14, and the key secondary endpoint is the absence of pain in the study eye at Day 8.

In April 2022, AffaMed announced that DEXTENZA has been approved in Macau, China for the treatment of ocular inflammation and pain following ophthalmic surgery. We do not expect that DEXTENZA sales in Macau will result in material revenues to us.

Mosaic Biosciences Agreement

In June 2021, we entered into an agreement with Mosaic Biosciences, Inc., or Mosaic, to identify new targets and discover novel therapeutic agents aimed at the treatment of dry age-related degeneration, or dAMD. Our collaboration with Mosaic has yielded a lead compound for our preclinical complement inhibitor program for the treatment of dry-AMD. We believe that this compound has the potential to be best-in-class in the complement space with targeted dosing every three to four months.

Business Update Regarding COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are impacting our employees, patients, customers, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020 and 2021. More recently, the COVID-19 pandemic and related employee recruitment and retention challenges for ambulatory surgical centers, or ASCs, and hospital out-patient departments, or HOPDs, have slowed the overall pace of cataract procedures performed in the United States, thereby reducing the number of opportunities for ophthalmologists to use DEXTENZA as a treatment for post-surgical ocular inflammation and pain. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. To date, although we have been impacted by the COVID-19 pandemic, we have not experienced a material business disruption, nor have we incurred an impairment of any assets as a result of the COVID-19 pandemic. For additional information on risks posed by the COVID-19 pandemic, please see “Item 1A — Risk Factors — Risks Related to the Coronavirus Pandemic,” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Financial Position

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and for the treatment of ocular itching associated with allergic conjunctivitis, and our obtaining marketing approval for and commercializing other products with significant market potential, including OTX-TKI for the treatment of wet AMD, OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. Our net loss was $12.5 million for the three months ended March 31, 2022 and our net income was $3.1 million for the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $558.3 million.

Our total costs and operating expenses were $31.0 million for the three months ended March 31, 2022 including $4.2 million and $0.6 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our total costs and operating expenses were $27.6 million for the three months ended March 31, 2021 including $3.1 million and $0.6 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our operating expenses have grown as we continue to commercialize DEXTENZA following its entry into the market in July 2019; pursue the clinical development of OTX-TKI, OTX-TIC, OTX-CSI, and OTX-DED; research and develop our other product candidates; and seek marketing approval for any product candidate for which we obtain favorable pivotal clinical trial results. We expect to incur substantial sales and marketing expenses in connection with the ongoing commercialization of DEXTENZA and that of any of our other product candidates for which we may receive approval. In addition, we will continue to incur costs associated with operating as a public company.

Although we expect to continue to generate revenue from sales of DEXTENZA, we will need to obtain substantial additional funding to support our continuing operations and the ongoing commercialization of DEXTENZA. If we are unable to raise capital through the sale of equity or through additional borrowing when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Through March 31, 2022, we have financed our operations primarily through sales of our products, private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities, which has resulted in net proceeds of $641.4 million to us.

In August 2021, we and Jefferies LLC, or Jefferies, entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies, acting as agent. In connection with entering into the 2021 Sales Agreement, we and Jefferies terminated our prior Open Market Sale Agreement which we had entered into in 2019. As of May 6, 2022, we have not sold any shares of our common stock under the 2021 Sale Agreement.

DEXTENZA and all of our product candidates are designed to be medical-benefit “buy-and-bill” products with associated procedure codes. Products with these characteristics are designed to be attractive not only to physicians and patients but also to the sites of care that participate in utilization. We primarily derive our product revenues from the sale of DEXTENZA in the United States to a network of specialty distributors, who then sell DEXTENZA to ASCs, HOPDs, and ophthalmology and optometric offices. In addition to distribution agreements with specialty distributors, we enter into arrangements with government payors that provide for government-mandated rebates and chargebacks with respect to the purchase of DEXTENZA. In-market unit sales figures—unit sales from specialty distributors to ASCs and HOPDs—for January, February and March 2022 were 7,958, 9,013 and 10,514 units, respectively. The third month of each quarter typically reflects an increase in in-market unit sales to ASCs under our rebate program, which typically reverts in the following month.

We believe that our existing cash and cash equivalents of $145.4 million as of March 31, 2022 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA product sales, and cash outflows from both operating expenses and capital expenditures. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. These and other assumptions upon which we have based our estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

In June 2019, we began to recognize revenue from the sales of DEXTENZA for the treatment of post-surgical ocular inflammation and pain. Following the FDA’s approval of our sNDA in October 2021, we have launched DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, our first in-office indication. We began to recognize revenue from the sales of ReSure Sealant for the prevention of wound leaks in corneal incisions following cataract surgery in 2014, although we have received only limited revenues from ReSure Sealant to date. As of the fourth quarter of 2021, we suspended the production of ReSure Sealant in order to focus our manufacturing resources on the commercialization of DEXTENZA.

For the three months ended March 31, 2022, three specialty distributor customers accounted for 42%, 25%, and 23% of our total revenue and no other customer accounted for more than 10% of our total revenue. At March 31, 2022, the three specialty distributor customers accounted for 42%, 25% and 22% of our total accounts receivable and no other customer accounted for more than 10% of our total accounts receivable at March 31, 2022.

For the three months ended March 31, 2021, three specialty distributor customers accounted for 45%, 21% and 12% of our total revenue. At March 31, 2021, the three specialty distributor customers accounted for 49%, 25% and 14% of our total accounts receivable. No other customer accounted for more than 10% of our total revenue or accounts receivable at March 31, 2021.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, information technology, human resources, legal and administrative functions. General and administrative expenses also include insurance, facility-related costs and professional fees, patent, consulting and accounting and audit services.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting, advertising and promotion costs. Selling and marketing expenses for DEXTENZA increased in 2021 in connection with the continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain, focused on ASCs and HOPDs, and the preparations for the commercial launch of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis focused on the offices of ophthalmologists and optometrists. We anticipate that our selling and marketing expenses associated with DEXTENZA will continue to increase, particularly as we plan to grow our salesforce supporting DEXTENZA in 2022 and beyond and incur additional marketing expenses in preparation for the commercial launch of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis.

Other Income (Expense)

Interest Expense. Interest expense is incurred on our debt. In June 2021, we amended and restated our credit and security agreement, which we refer to as our Credit Agreement, to increase the aggregate principal amount borrowed under our credit facility, which we refer to as our Credit Facility, to $25.0 million, extend the interest-only payment period to May 1, 2024, and extend the maturity date to November 2025. In the event we achieve certain milestones under the Credit Agreement, we have the right to extend through April 1, 2026.

In March 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of the outstanding principal amount, payable in cash at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed.

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

Our critical accounting policies, which include those related to revenue recognition and our derivative liability, are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022 and in the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$12,498	$7,342	$5,156
Collaboration revenue	689	—	689
Total revenue, net	13,187	7,342	5,845
Costs and operating expenses:
Cost of product revenue	1,300	892	408
Research and development	13,100	10,927	2,173
Selling and marketing	9,063	8,086	977
General and administrative	7,557	7,665	(108)
Total costs and operating expenses	31,020	27,570	3,450
Loss from operations	(17,833)	(20,228)	2,395
Other income:
Interest income	18	12	6
Interest expense	(1,683)	(1,679)	(4)
Change in fair value of derivative liability	6,958	25,016	(18,058)
Other income (expense), net	(2)	—	(2)
Total other income, net	5,291	23,349	(18,058)
Net (loss) income	$(12,542)	$3,121	$(15,663)

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the three months ended March 31, 2022 and 2021 were 21.9% and 27.9%, respectively, of gross DEXTENZA product sales. In the first quarter of 2020, we introduced a volume-discount rebate program that primarily accounts for the change over the prior year in the gross-to-net provisions.

Net Revenue

We generated $12.5 million of net revenue during the three months ended March 31, 2022 from sales of our products, of which $12.5 million was attributable to sales of DEXTENZA. We generated $7.3 million of revenue during the three months ended March 31, 2021 from sales of our products, of which $6.7 million was attributable to sales of DEXTENZA and $0.6 million was attributable to sales of ReSure Sealant. We believe the growth in first quarter of 2022 net revenue over first quarter of 2021 for DEXTENZA was primarily due to increased market acceptance and ongoing commercialization efforts.

Collaboration Revenue

We recognized $0.7 million of collaboration revenue related to the performance obligation to initiate a Phase 2 clinical trial of OTX-TIC under our license agreement with AffaMed for the three months ended March 31, 2022. During the three months ended March 31, 2022, we invoiced $2 million to AffaMed as a clinical support payment in connection with our initiation of the OTX-TIC Phase 2 clinical trial. We concluded this clinical support payment obligation was no longer constrained and have allocated the amount to the performance obligation to conduct a Phase 2 clinical trial of OTX-TIC.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development expenses by program:
OTX-TKI for wet AMD	$1,209	$1,171	$38
OTX-TIC for glaucoma or ocular hypertension	546	606	(60)
OTX-CSI for treatment of dry eye disease	161	1,090	(929)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	266	560	(294)
DEXTENZA for post-surgical ocular inflammation and pain	309	369	(60)
DEXTENZA for ocular itching associated with allergic conjunctivitis	18	32	(14)
ReSure Sealant	—	44	(44)
Preclinical programs	99	272	(173)
Unallocated expenses:
Personnel costs	6,543	4,503	2,040
All other costs	3,949	2,280	1,669
Total research and development expenses	$13,100	$10,927	$2,173

Research and development expenses were $13.1 million for the three months ended March 31, 2022, compared to $10.9 million for the three months ended March 31, 2021. The increase of $2.2 million was primarily due to an increase of $3.7 million in unallocated expenses, primarily associated with increased personnel costs of $2.0 million to support the number of clinical related programs, and $1.7 million in clinical related programs. For the three months ended March 31, 2022, we incurred $2.6 million in direct research and development expenses for our product candidates compared to $4.1 million for the three months ended March 31, 2021. The decrease of $1.5 million is related to timing and conduct of our various clinical trials for our product candidates and development activities related to our preclinical programs. We expect that clinical trial expenses will increase for our product candidates including for OTX-TKI due to the ongoing Phase 1 clinical trial in the United States and for OTX-TIC due to the ongoing Phase 2 clinical trial, and for our ongoing Phase 3 clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement. In addition, we have adopted a plan to progress the development of OTX-CSI, including formulation work for the insert to allow improved product retention. We also expect to increase expenditures with regard to our OTX-DED program in connection with planned efforts to improve the formulation of OTX-DED. We are also developing an appropriate vehicle comparator that may be used in both the OTX-CSI and OTX-DED programs.

Selling and Marketing Expenses

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$6,335	$5,218	$1,117
Professional fees	1,934	1,955	(21)
Facility related and other	794	913	(119)
Total selling and marketing expenses	$9,063	$8,086	$977

Selling and marketing expenses were $9.1 million for the three months ended March 31, 2022, compared to $8.1 million for the three months ended March 31, 2021. The increase of $1.0 million was primarily due to an increase of $1.1 million in personnel costs, including stock-based compensation.

We expect our selling and marketing expenses to increase in the remainder of 2022 and beyond as we continue to support the commercialization of DEXTENZA, including the commercial launch of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis.

General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$4,597	$3,873	$724
Professional fees	2,958	3,129	(171)
Facility related and other	2	663	(661)
Total general and administrative expenses	$7,557	$7,665	$(108)

General and administrative expenses were $7.6 million for each of the three months ended March 31, 2022, compared to $7.7 million for the three months ended March 31, 2021. An increase of $0.7 million in personnel-related expenses was offset by a decrease in $0.2 million in professional fees and a $0.7 million decrease in facility-related and other costs.

Other Income (Expense), Net

Other expense, net gain was $5.3 million for the three months ended March 31, 2022, compared to $23.3 million for the three months ended March 31, 2021. The change of $18.0 million was due primarily to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $18.1 million due primarily to a decrease in our common stock price from January 1, 2022 to March 31, 2022.

Liquidity and Capital Resources

We have a history of incurring significant operating losses. Our net loss was $12.5 million for the three months ended March 31, 2022, primarily due to a loss from operations of $17.8 million, offset primarily by a change of $7.0 million in the fair value of our derivative liability related to the 2026 Convertible Notes during the period. Our net income was $3.1 million for the three months ended March 31, 2021, primarily due to a change of $25.0 million in the fair value of our derivative liability related to the 2026 Convertible Notes during the period. Our net losses were $6.6 million and $155.6 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $558.3 million.

We commercially launched DEXTENZA for the treatment of post-surgical ocular inflammation and pain in July 2019, and we commercially launched DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first quarter of 2022. All of our product candidates are in various phases of clinical and preclinical development. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis and our obtaining marketing approval for and commercializing other products with significant market potential, including OTX-TKI for the treatment of wet AMD,

OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension, and OTX-CSI and OTX-DED for the treatment of dry eye disease. While it is difficult to predict the extent or duration of the impact of the global COVID-19 pandemic on future financial results, we anticipate current guidelines and recommendations from the global health authorities, including the delay of elective surgeries, will impact revenue for 2022 and potentially beyond.

Under our Credit Agreement, we have a term loan in the aggregate principal amount of approximately $20.8 million, which was rolled over from our prior borrowings under our Credit Facility, and an additional term loan in the principal amount of approximately $4.2 million. We refer to these term loans together as the Term Loans. The aggregate principal amount of the Term Loans available under the Credit Facility, or the Total Credit Facility Amount, is $25.0 million, the entirety of which was drawn at the closing of the most recent amendment to our Credit Facility in June 2021. As of March 31, 2022, the interest rate was 7.75%. Under the current terms of our Credit Facility, we are permitted to make interest-only payments on the Term Loans on a monthly basis until May 1, 2024. Thereafter, in addition to the monthly interest payments, we are required to make principal payments on the Term Loans in accordance with the amortization schedules set forth in the Credit Agreement. Remaining unpaid principal and accrued interest outstanding on the maturity date is due on the maturity date, which shall be November 30, 2025, unless we are able to provide the Administrative Agent evidence reasonably satisfactory to it, by November 15, 2025, that the outstanding principal amount of the 2026 Convertible Notes has been converted into equity interests of ours and that such indebtedness is otherwise indefeasibly satisfied in full, in which case the term is automatically extended until April 1, 2026.

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

Through March 31, 2022, we have financed our operations primarily through sales of our products, private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities, which has resulted in net proceeds of $641.4 million to us.

As of March 31, 2022, we had cash and cash equivalents of $145.4 million; outstanding debt of $25.1 million, net of unamortized discount; and the 2026 Convertible Notes with $37.5 million of aggregate principal amount, plus accrued interest of $7.0 million.

Cash Flows

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of March 31, 2022, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2022	2021

Cash used in operating activities	$(18,600)	$(17,359)
Cash used in investing activities	(276)	(158)
Cash provided by financing activities	129	(1,162)
Net decrease in cash and cash equivalents	$(18,747)	$(18,679)

Operating activities. Net cash used in operating activities was $18.6 million for the three months ended March 31, 2022, primarily resulting from our net loss of $12.5 million and changes in our operating assets and liabilities of $5.1 million, offset by the change in the fair value of $7.0 million and $6.0 million of non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which significantly offset any contributions from our revenues to date. Our net non-cash charges during the three months ended March 31, 2022 consisted primarily of $4.2 million of stock-based compensation expense, $0.6 million in depreciation and amortization expense and other non-cash expenses and the change in fair value of the derivative liability of $7.0 million. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2022 consisted primarily of decreases in accrued expenses and an increase in accounts receivable and inventories as we continue to commercialize DEXTENZA.

Net cash used in operating activities was $17.4 million for the three months ended March 31, 2021, primarily resulting from our net income of $3.1 million and changes in our operating assets and liabilities of $0.3 million, offset by the change in the fair value of the derivative liability of $25.0 million and $4.9 million of non-cash items. Our net income was related to the gain recorded on the change in fair value of the derivative liability and contributions from our revenues during the applicable period offset by research and development activities, selling and marketing expenses, and our general and administrative expenses. Our net non-cash charges during the three months ended March 31, 2021 consisted primarily of $3.1 million of stock-based compensation expense, $0.6 million in depreciation and amortization expense and other non-cash expenses and change in fair value of the derivative liability of $25.0 million. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2021 consisted primarily of an increase in accounts receivable and a decrease in accrued expenses as we continue to commercialize DEXTENZA.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2022 and 2021 totaled $0.3 million and $0.2 million, respectively. For both periods, the investing activities were purchases in equipment.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2022 was $0.1 million, and net cash used by financing activities $1.2 million for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 of $0.1 million consisted of proceeds from the exercise of stock options. Net cash used by financing activities for the three months ended March 31, 2021 consisted primarily of $2.1 million in payments on notes payable, partially offset by $1.2 million in proceeds from the exercise of stock options.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development and increase our sales and marketing resources to support the ongoing commercialization of DEXTENZA and the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States, including the commercial launch of DEXTENZA in the office setting for the treatment of ocular itching associated with allergic conjunctivitis;

●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our products or product candidates we intend to commercialize;

●	continue ongoing clinical trials for our product candidates OTX-TKI (in both Australia and the United States) for the treatment of wet AMD and OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension, and our ongoing clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement;

●	determine to initiate new clinical trials to evaluate OTX-TKI for the treatment of wet AMD, OTX-CSI for the chronic treatment of dry eye disease and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease and to initiate a new clinical trial to evaluate DEXTENZA in pediatric subjects with ocular itching associated with allergic conjunctivitis in accordance with the FDA’s post-approval requirement;

●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in specified Asian markets pursuant to our license agreement and collaboration with AffaMed;

●	continue the research and development of our other product candidates;

●	seek to identify and develop additional product candidates;

●	seek marketing approvals for any of our product candidates that successfully complete clinical development;

●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;

●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;

●	make investments to improve our defenses against cybersecurity and establish and maintain cybersecurity insurance; and

●	continue to operate as a public company.

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of March 31, 2022, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;

●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future, including cost increases due to inflation;

●	the progress, costs and outcome of our clinical trials of our product candidates, in particular OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension and OTX-TKI for the treatment of wet AMD;

●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;

●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;

●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;

●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

●	the costs and outcomes of legal actions and proceedings;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. We do not have any committed external source of funds, development, regulatory and sales milestone payments, or royalty payments although our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments as well as royalty payments. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The covenants under our existing Credit Agreement and the pledge of our assets as collateral limit our ability to obtain additional debt financing. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. In addition, the COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through equity or debt financings. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts which are not considered contractual obligations and commitments.

During the three months ended March 31, 2022, there were no other significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2022, we had cash and cash equivalents of $145.4 million, which consisted of money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future growth prospects, including those identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 28, 2022.

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

OCULAR THERAPEUTIX, INC.

Date: May 9, 2022	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)