Form 10-Q
period 2022-06-30
OCULAR THERAPEUTIX, INC
filed 2022-08-08
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 76,966,889 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing and planned clinical trials, including our Phase 1 clinical trials of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD, our Phase 2 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension, and our clinical trial to evaluate DEXTENZA® in pediatric subjects following cataract surgery in accordance with the U.S. Food and Drug Administration’s post-approval requirement;
●	our commercialization efforts for our product DEXTENZA;
●	our plans to develop, seek regulatory approval for and commercialize OTX-TKI, OTX-TIC, OTX-DED, OTX-CSI and other product candidates based on our proprietary bioresorbable hydrogel technology platform;
●	our ability to manufacture DEXTENZA and our product candidates in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and our product candidates;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA, ReSure Sealant, and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA and our product candidates;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA, ReSure Sealant and any additional products for which we may obtain marketing approval in the future;
●	our intellectual property position;

●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	the costs and outcomes of legal actions and proceedings;
●	uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition; and
●	our competitive position.

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

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Quarterly Report on Form 10-Q involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. While we believe that the information from these industry publications, surveys and studies is reliable, we have not independently verified such data. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors.”

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

●

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$134,539	$164,164
Accounts receivable, net	20,482	21,135
Inventory	1,500	1,250
Prepaid expenses and other current assets	3,801	4,751
Total current assets	160,322	191,300
Property and equipment, net	6,680	6,956
Restricted cash	1,764	1,764
Operating lease assets	4,305	4,867
Total assets	$173,071	$204,887
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,703	$4,592
Accrued expenses and other current liabilities	19,450	20,121
Deferred revenue	1,189	—
Operating lease liabilities	1,771	1,624
Total current liabilities	26,113	26,337
Other liabilities:
Operating lease liabilities, net of current portion	4,999	5,924
Derivative liability	10,461	20,192
Deferred revenue, net of current portion	13,000	13,000
Notes payable, net of discount	25,128	25,000
2026 convertible notes, net	27,567	26,435
Total liabilities	107,268	116,888
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized and 76,910,026 and 76,731,940 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	642,907	633,795
Accumulated deficit	(577,112)	(545,804)
Total stockholders’ equity	65,803	87,999
Total liabilities and stockholders’ equity	$173,071	$204,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$12,144	$11,718	$24,642	$19,061
Collaboration revenue	122	—	811	—
Total revenue, net	12,266	11,718	25,453	19,061
Costs and operating expenses:
Cost of product revenue	1,155	1,096	2,454	1,988
Research and development	13,100	13,859	26,200	24,786
Selling and marketing	10,140	8,391	19,203	16,477
General and administrative	7,787	8,603	15,344	16,268
Total costs and operating expenses	32,182	31,949	63,201	59,519
Loss from operations	(19,916)	(20,231)	(37,748)	(40,458)
Other income:
Interest income	73	8	89	20
Interest expense	(1,696)	(1,655)	(3,378)	(3,335)
Change in fair value of derivative liability	2,773	13,396	9,731	38,412
Other income (expense), net	—	1	(2)	1
Total other income, net	1,150	11,750	6,440	35,098
Net loss	$(18,766)	$(8,481)	$(31,308)	$(5,360)
Net loss per share, basic	$(0.24)	$(0.11)	$(0.41)	$(0.07)
Weighted average common shares outstanding, basic	76,764,296	76,324,367	76,755,028	76,198,384
Net loss per share, diluted	$(0.25)	$(0.25)	$(0.47)	$(0.51)
Weighted average common shares outstanding, diluted	82,533,528	82,093,599	82,524,260	81,967,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,308)	$(5,360)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,490	7,378
Non-cash interest expense	2,391	2,282
Change in fair value of derivative liability	(9,731)	(38,412)
Depreciation and amortization expense	1,109	1,257
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable	653	(6,482)
Prepaid expenses and other current assets	950	(167)
Inventory	(250)	89
Operating lease assets	562	466
Accounts payable	(809)	1,255
Accrued expenses	(1,946)	928
Deferred revenue	1,189	—
Operating lease liabilities	(778)	(649)
Net cash used in operating activities	(29,476)	(37,415)
Cash flows from investing activities:
Purchases of property and equipment	(771)	(287)
Net cash used in investing activities	(771)	(287)
Cash flows from financing activities:
Proceeds from issuance of notes payable, net	—	3,722
Proceeds from exercise of stock options	140	1,735
Proceeds from issuance of common stock pursuant to employee stock purchase plan	482	490
Issuance costs from the issuance of common stock upon public offering	—	(275)
Repayment of notes payable	—	(4,167)
Net cash provided by financing activities	622	1,505
Net decrease in cash, cash equivalents and restricted cash	(29,625)	(36,197)
Cash, cash equivalents and restricted cash at beginning of period	165,928	229,821
Cash, cash equivalents and restricted cash at end of period	$136,303	$193,624
Supplemental disclosure of cash flow information:
Cash paid for interest	$990	$1,065
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$245	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2021	76,731,940	$8	$633,795	$(545,804)	$87,999
Issuance of common stock upon exercise of stock options	27,674	—	129	—	129
Stock-based compensation expense	—	—	4,209	—	4,209
Net loss	—	—	—	(12,542)	(12,542)
Balances at March 31, 2022	76,759,614	$8	$638,133	$(558,346)	$79,795
Issuance of common stock upon exercise of stock options	9,469	—	11	—	11
Issuance of common stock in connection with employee stock purchase plan	140,943	—	482	—	482
Stock-based compensation expense	—	—	4,281	—	4,281
Net loss	—	—	—	(18,766)	(18,766)
Balances at June 30, 2022	76,910,026	$8	$642,907	$(577,112)	$65,803

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

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary, bioresorbable hydrogel platform technology. The Company’s product candidates are designed to provide differentiated drug delivery solutions that reduce the complexity and burden of the current standard of care by creating local programmed-release alternatives. Since inception, the Company’s operations have been primarily focused on organizing and staffing the Company, acquiring rights to intellectual property, business planning, raising capital, developing its technology, identifying product candidates, undertaking preclinical studies and clinical trials, manufacturing its products and product candidates, building its sales and marketing infrastructure for the commercialization of the Company’s approved products and product candidates, and commercializing its approved products.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations, regulatory approval and compliance, reimbursement, uncertainty of market acceptance of products and the need to obtain additional financing. Newly-approved products will require significant sales, marketing and distribution support up to and including upon their launch. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization.

As of June 30, 2022, the Company had two U.S. Food and Drug Administration (“FDA”)-approved products in commercialization in the United States: DEXTENZA® (dexamethasone insert) 0.4mg, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain and ocular itching associated with allergic conjunctivitis, and ReSure® Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery. While ReSure Sealant is commercially available in the United States, it does not receive sales support, is not currently being manufactured by the Company, and has not in the past generated, nor is it anticipated to in the future to generate, material revenues. The Company’s most advanced product candidates are in either Phase 1 or Phase 2 of clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of June 30, 2022, the Company had an accumulated deficit of $577,112.  Based on its current plans and forecasted expenses, which include estimates related to anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses, the Company believes that its existing cash and cash equivalents of $134,539, as of June 30, 2022, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements through at least the next 12 months from the date of these condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to generate cash flows from the sale of DEXTENZA and raise additional capital to finance its operations.  The Company will need to finance its operations through public or private securities offerings, debt financings, royalty financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements.  Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies used in preparation of these financial statements are consistent with those described in Note 2 - Summary of Significant Accounting Policies in our 2021 Annual Report on Form 10-K.

Unaudited Interim Financial Information

The balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2022 and results of operations and cash flows for the three and six months ended June 30, 2022 and 2021 have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Effects of COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, ( the “COVID-19 pandemic”) that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are impacting our employees, patients, customers, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020 and 2021. During the first half of 2022, the COVID-19 pandemic and related employee recruitment and retention challenges for ambulatory surgical centers (“ASCs”), and hospital out-patient departments (“HOPDs”) slowed the overall pace of cataract procedures performed in the United States, thereby reducing the number of opportunities for ophthalmologists to use DEXTENZA as a treatment for post-surgical ocular inflammation and pain. In addition, recruitment and retention challenges with regards to the Company’s own sales force have adversely affected its ability to market DEXTENZA to ophthalmologists and in the office setting. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business, results of operations and financial condition and those of the Company’s customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see “Item 1A — Risk Factors — Risks Related to the Coronavirus Pandemic,” included our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

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

For the three and six months ended June 30, 2022, four specialty distributor customers accounted for 41%, 26%, 17%, and 10%, and three specialty distributor customers accounted for 41%, 25% and 20%, respectively, of the Company’s total product revenue, and no other customer accounted for more than 10% of the Company’s total product revenue. At June 30, 2022, four specialty distributor customers accounted for 46%, 25%, 16% and 10% of the Company’s total accounts receivable and no other customer accounted for more than 10% of the Company’s total accounts receivable at June 30, 2022.

For the three and six months ended June 30, 2021, three specialty distributor customers accounted for 45%, 28%, and 15%, and 45%, 25% and 14%, respectively, of the Company’s total product revenue, and no other customer accounted for more than 10% of the Company’s total product revenue.

At December 31, 2021, three specialty distributor customers accounted for 42%, 26% and 21% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total accounts receivable for the year ended December 31, 2021.

Recently Adopted Accounting Pronouncements

Effective January 1, 2022, the Company adopted ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,424	$—	$—	$32,424

Liability:
Derivative liability (Note 7)	$—	$—	$10,461	$10,461

	Fair Value Measurements as of
	December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$62,392	$—	$—	$62,392

Liability:
Derivative liability (Note 7)	$—	$—	$20,192	$20,192

4. Restricted Cash

The Company held restricted cash of $1,764 at June 30, 2022 and December 31, 2021, on its condensed consolidated balance sheet. The Company held restricted cash as security deposits for the lease of its research and development space, manufacturing space and corporate headquarters.

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

	June 30,	June 30,
	2022	2021
Cash and cash equivalents	$134,539	$191,860
Restricted cash	1,764	1,764
Total cash, cash equivalents and restricted cash	$136,303	$193,624

5. Inventory

The Company values its inventories at the lower of cost or estimated net realizable value.

Inventory consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$325	$388
Work-in-process	662	605
Finished goods	513	257
	$1,500	$1,250

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued payroll and related expenses	$4,747	$6,597
Accrued rebates and programs	3,260	3,615
Accrued professional fees	1,081	1,227
Accrued research and development expenses	1,683	1,102
Accrued interest payable on 2026 convertible notes	7,606	6,475
Accrued other	1,073	1,105
	$19,450	$20,121

7. Derivative Liability

The unsecured senior subordinated convertible notes (the “2026 Convertible Notes”) (Note 8) contains an embedded conversion option that meets the criteria to be bifurcated and accounted for separately (the “Derivative Liability”) from the 2026 Convertible Notes. The Derivative Liability was recorded at fair value upon the issuance of the 2026 Convertible Notes and is subsequently remeasured to fair value at each reporting period.  The Derivative Liability was initially valued and remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Derivative Liability in the Company’s condensed consolidated balance sheet.

The estimated fair value of the 2026 Convertible Notes was $41,092 at June 30, 2022. The fair value of the 2026 Convertible Notes was estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The main inputs when determining the fair value for disclosure purposes are the common stock price and bond yield which are updated each period to reflect the yield of a comparable instrument issued as of the valuation date. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value. The main inputs to valuing the 2026 Convertible Notes with the conversion option are as follows:

	As of
	June 30,	December 31,
	2022	2021
Company's stock price	$4.02	$6.97
Expected annual volatility	80.7%	82.6%
Bond yield	16.4%	12.6%

A roll-forward of the derivative liability is as follows:

As of
June 30, 2022
Balance at December 31, 2021	$20,192
Change in fair value	(9,731)
Balance at June 30, 2022	$10,461

8. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The Company presents accrued interest in accrued current liabilities because the 2026 Convertible Notes are currently convertible and the interest is payable in cash. The effective annual interest rate for the 2026 Convertible Notes was 14.8% through June 30, 2022.

The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of the Company’s common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of the issued and outstanding common stock of the Company. The conversion rate is 153.8462 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price of $6.50 per share. The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to the Company’s capitalization.

At its election, the Company may choose to make such conversion payment in cash, in shares of common stock, or a combination thereof. Upon any conversion of any 2026 Convertible Note, the Company is obligated to make a cash payment to the holder of such 2026 Convertible Note for any interest accrued but unpaid on the principal amount converted. Upon the occurrence of a Corporate Transaction (as defined below), each holder has the option to require the Company to repurchase all or part of the outstanding principal amount of such note at a repurchase price equal to 100% of the outstanding principal amount of the 2026 Convertible Note to be repurchased, plus accrued and unpaid interest to but excluding the repurchase date. In addition, each holder is entitled to receive an additional make-whole cash payment in accordance with a table set forth in each 2026 Convertible Note.

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

A summary of the 2026 Convertible Notes at June 30, 2022 and December 31, 2021 is as follows:

	June 30,	December 31,
	2022	2021
2026 Convertible Notes	$37,500	$37,500
Less: unamortized discount	(9,933)	(11,065)
Total	$27,567	$26,435

Accrued interest related to the 2026 Convertible Notes amounted to $7,606 and $6,475 at June 30, 2022 and December 31, 2021, respectively.

9. Income Taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2022 or 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2022 and December 31, 2021, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

10. Collaboration Agreements

AffaMed License Agreement

In October 2020, the Company entered into a license agreement with AffaMed Therapeutics Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and ocular itching associated with allergic conjunctivitis and for the Company’s OTX-TIC product candidate (collectively with DEXTENZA, the “AffaMed Licensed Products”) regarding open-angle glaucoma or ocular hypertension, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. The Company and AffaMed subsequently amended the license agreement in October 2021 (as amended, the “License Agreement”). The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

The terms and conditions of the License Agreement are described in the Company’s periodic reports including its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

The Company recognized $122 and $811 of collaboration revenue related to the performance obligation to conduct a Phase 2 clinical trial of OTX-TIC under the License Agreement for the three and six months ended June 30, 2022. During the three months ended March 31, 2022, the Company invoiced AffaMed $2,000 for a clinical trial support payment, under the License Agreement, in connection with the initiation of the OTX-TIC Phase 2 clinical trial. The Company concluded this clinical support payment was no longer constrained and has allocated the amount to the performance obligation to conduct a Phase 2 clinical trial of OTX-TIC. As of June 30, 2022, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $1,189. This amount is expected to be recognized as performance obligations are satisfied through June 2023.

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

Deferred revenue activity for the six months ended June 30, 2022 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2021	$13,000
Additions	2,000
Amounts recognized into revenue	(811)
Deferred revenue at June 30, 2022	$14,189

As of June 30, 2022, the aggregate amount of the transaction price allocated to DEXTENZA product and OTX-TIC product performance obligations that are partially unsatisfied was $13,000. This amount is expected to be recognized as performance obligations are satisfied. The Company recognizes revenue related to the amounts allocated to the combined performance obligations for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis and the Company’s OTX-TIC product candidate based on the point in time upon which control of supply is transferred to

AffaMed for each delivery of the associated supply. The Company currently expects to recognize the revenue over a period of approximately seven to eight years commencing on the date the Company begins delivering product to AffaMed. This estimate of this period considers the timing of development and commercial activities under the License Agreement and may be reduced or increased based on the various activities as directed by the joint committees, decisions made by AffaMed, regulatory feedback or other factors not currently known.

11. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”). Under the Credit Facility, the Company has a total borrowing capacity of $25,000, which was fully drawn down as of June 30, 2022. The carrying value of the Company’s variable interest rate notes payable are recorded at amortized cost, which approximates fair value due to their short-term nature.

The terms and conditions of the Credit Agreement and the Credit Facility are described in the Company’s periodic reports including its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Borrowings outstanding are as follows:

	June 30,	December 31,
	2022	2021
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	222	110
Unamortized discount	(94)	(110)
Long-term notes payable	$25,128	$25,000

As of June 30, 2022, the annual requirement for the repayment of principal for the Credit Facility, inclusive of the final payment of $875 due at expiration, was as follows:

Year Ending December 31,	Principal	Final Payment	Total
2022 (July 1 to December 31)	—	—	—
2023	—	—	—
2024	8,333	—	8,333
2025	16,667	875	17,542
	$25,000	$875	$25,875

12. Net Loss Per Share

Basic net loss per share was calculated as follows for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(18,766)	$(8,481)	$(31,308)	$(5,360)
Denominator:
Weighted average common shares outstanding, basic	76,764,296	76,324,367	76,755,028	76,198,384
Net loss per share - basic	$(0.24)	$(0.11)	$(0.41)	$(0.07)

Diluted net loss per share was calculated as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders, basic	$(18,766)	$(8,481)	$(31,308)	$(5,360)
Interest expense on 2026 Convertible Notes	1,141	1,095	2,264	2,173
Change in fair value of derivative liability	(2,773)	(13,396)	(9,731)	(38,412)
Net loss attributable to common stockholders, diluted	$(20,398)	$(20,782)	$(38,775)	$(41,599)

Weighted average common shares outstanding, basic	76,764,296	76,324,367	76,755,028	76,198,384
Shares issuable upon conversion of 2026 Convertible Notes, as if converted	5,769,232	5,769,232	5,769,232	5,769,232
Weighted average common shares outstanding, diluted	82,533,528	82,093,599	82,524,260	81,967,616

Net loss per share attributable to common stockholders, diluted	$(0.25)	$(0.25)	$(0.47)	$(0.51)

The Company excluded the following common stock equivalents and restricted stock units, outstanding as of June 30, 2022 and 2021, from the computation of diluted net loss per share for the six months ended June 30, 2022 and 2021 because they had an anti-dilutive impact.

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	13,892,884	11,049,287
Restricted stock units	1,017,111	—
	14,909,995	11,049,287

13. Stock-Based Awards

2021 Stock Incentive Plan

The 2021 Stock Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. Upon its adoption, the number of shares of common stock authorized for issuance under the 2021 Stock Incentive Plan equaled the total of 6,000,000 shares of common stock plus up to the sum of 456,334 shares remaining available for grant under the 2014 Stock Incentive Plan (the “2014 Plan”) as of immediately prior to the effective date of the 2021 Plan and 9,766,336 shares subject to awards granted under the 2014 Plan or the Company’s 2006 Stock Incentive Plan, which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject to certain limitations).

At the Company’s 2022 Annual Meeting of Stockholders held on June 16, 2022, the Company’s stockholders approved an amendment to the 2021 Stock Incentive Plan (as amended, the “2021 Plan”) to increase the number of shares of common stock authorized for issuance under the 2021 Plan by 3,600,000 shares. As of June 30, 2022, 5,837,806 shares of common stock remained available for issuance under the 2021 Plan.

Stock Option Awards for the Three and Six months Ended June 30, 2022

During the three and six months ended June 30, 2022, the Company granted options to purchase 557,050 and 3,419,253 shares of common stock, at a weighted exercise price of $3.69 and $5.02, respectively, per share under the 2021 Plan.

Restricted Stock Units (RSU) Awards for the Three and Six months Ended June 30, 2022

During the three and six months ended June 30, 2022, the Company granted 120,404 and 1,054,883 restricted stock units (“RSUs”), respectively, under the 2021 Plan. Each RSU is equivalent to one share of common stock upon vesting. Each RSU award vests on an annual basis over a three-year period. Holders of RSUs are not entitled to vote on any matters and are not entitled to dividends. The Company has determined the fair value of each RSU based on the closing price of the Company’s common stock on the date of grant and recognizes the compensation expense using the straight-line method over the service period, which coincides with the vesting period.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of its condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$1,036	$1,206	$2,098	$1,883
Selling and marketing	1,191	1,129	2,329	1,883
General and administrative	2,054	1,957	4,063	3,612
	$4,281	$4,292	$8,490	$7,378

As of June 30, 2022, the Company had an aggregate of $25,612 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.7 years.

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

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. The Company's Chief Business Officer’s sister is a managing partner at WilmerHale, who has not participated in providing legal services to the Company. The Company incurred fees for legal services rendered by WilmerHale of approximately $211 and $535 for the three and six months ended June 30, 2022, respectively. As of June 30, 2022 and December 31, 2021, there was $153 and $119 recorded in accounts payable for WilmerHale. As of June 30, 2022 and December 31, 2021, there was $58 and $68 recorded in accrued expenses for WilmerHale.

15. Common Stock

On August 9, 2021, the Company and Jefferies LLC (“Jefferies”) mutually terminated an Open Market Sale Agreement and entered into another Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. As of August 5, 2022, the Company has not sold any shares of common stock under the 2021 Sales Agreement.

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

Overview

We are a biopharmaceutical company focused on the formulation, development, and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary bioresorbable hydrogel-based formulation technology. Core to our strategy is to continue to (i) build upon our experience commercializing ophthalmology products that can be administered primarily in the surgical and/or office settings and (ii) develop a clinical pipeline of innovative ophthalmology products that address large areas of unmet need.

We currently have one FDA-approved product in commercialization in the United States, DEXTENZA®, an intracanalicular insert for the treatment of both post-surgical ocular inflammation and pain and ocular itching associated with allergic conjunctivitis. We also have an additional FDA-approved product, ReSure Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery that is not commercially available in the United States and that we are not currently manufacturing. We also have product candidates in preclinical and clinical development designed to utilize our proprietary, bioresorbable hydrogel technology to treat retinal diseases including wet age-related macular degeneration, or wet AMD, and other retinal diseases; glaucoma or ocular hypertension; and ocular surface diseases and conditions, including dry eye disease.

Our current products and product candidates in clinical development incorporate therapeutic agents that have previously received regulatory approval from the FDA, including small molecules and proteins, into our proprietary bioresorbable hydrogel-based formulation technology in our internal drug development activities, with the goal of providing local programmed-release to tailor the duration and amount of drug to be delivered to the eye. We believe that our local programmed-release drug delivery technology has the potential to treat conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intravitreal implants, suprachoroidal implants, intracameral implants and intracanalicular inserts.

Our core pipeline assets include four programs in clinical development:

●OTX-TKI, an axitinib intravitreal implant being developed for the treatment of wet AMD and other retinal diseases;

●OTX-TIC, a travoprost intracameral implant being developed for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma or ocular hypertension;

●OTX-DED, a dexamethasone intracanalicular insert being developed for the short-term treatment of the signs and symptoms of dry eye disease; and

●OTX-CSI, a cyclosporine intracanalicular insert being developed for the chronic treatment of dry eye disease.

Commercial Portfolio

Post-Surgical Ocular Inflammation and Pain

Ocular Itching Associated with Allergic Conjunctivitis

DEXTENZA (dexamethasone ophthalmic insert) 0.4mg for intracanalicular use for the Treatment of Post-Surgical Ocular Inflammation and Pain or Ocular Itching Associated with Allergic Conjunctivitis

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert for the treatment of post-surgical ocular inflammation and pain. The FDA approved a new drug application, or NDA, for DEXTENZA for the treatment of post-surgical ocular pain in November 2018 and approved a supplemental new drug application, or sNDA, for DEXTENZA for the treatment of post-surgical ocular inflammation in June 2019. In July 2019, we commercially launched DEXTENZA in the United States. DEXTENZA is the first FDA-approved, physician-administered intracanalicular insert delivering dexamethasone to treat post-surgical ocular inflammation and pain for up to 30 days with a single administration.

In October 2021, the FDA approved an sNDA for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication. With the approval, DEXTENZA is the first FDA-approved, physician-administered intracanalicular insert for the delivery of a preservative-free drug for the treatment of ocular itching associated with allergic conjunctivitis with a single administration for up to 30 days. DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis also represents our first indication approved to be administered in an ophthalmology or optometric office during a routine, non-surgical appointment. In the first quarter of 2022, we commercially launched DEXTENZA in the United States for the treatment of ocular itching associated with allergic conjunctivitis. We have established a separate, smaller office sales force team, dedicated to calling on ophthalmology and optometric offices which is comprised of Key Account Managers and supported by the field reimbursement team. This dedicated in-office sales force could also support our broader pipeline of product candidates in the future, as we believe certain other product candidates would be primarily used, if approved, in the office setting.

In July 2022, the Centers for Medicare & Medicaid Services issued its proposed rule for the 2023 Outpatient Prospective Payment System rulemaking cycle recommending that DEXTENZA continue to be separately reimbursed under the non-opioid pain management supply provision through 2023. The final rule regarding the recommendation is anticipated in November 2022. In addition, physician reimbursement for the insertion of DEXTENZA remains available under the product’s Category 1 code, which became effective January 1, 2022, ensuring more reliable payment to physicians for DEXTENZA placement across all payer types and in all settings of care.

We are currently conducting one clinical trial as a post-approval requirement of the FDA in accordance with the Pediatric Research Equity Act of 2003, in connection with the FDA’s approval of DEXTENZA. In September 2020, we announced that we had dosed the first pediatric subjects in a U.S.-based, randomized, multicenter Phase 3 clinical trial evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and pain in children following cataract surgery. We intend to enroll approximately 60 subjects in this clinical trial. It is designed to evaluate the safety and biological activity of DEXTENZA compared to an active control, prednisolone acetate suspension eye drops, for the treatment of inflammation and pain following ocular surgery for pediatric cataract in children between zero and five years of age. The primary endpoint is the absence of pain at day eight post-treatment as measured by a FLACC (Face, Legs, Activity, Cry, Consolability) score of zero. Enrollment is ongoing. The FDA has agreed that this Phase 3 clinical trial evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and pain in children following cataract surgery will also satisfy the post-approval requirement for a pediatric trial as it relates to the approval for ocular itching associated with allergic conjunctivitis.

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

We have received only limited revenues from ReSure Sealant to date as the product is only used in a minority of cataract surgeries and, currently, there is no direct separate reimbursement for the product—meaning ReSure Sealant is only reimbursed as part of a bundled payment for the associated surgery. As of the fourth quarter of 2021, we suspended the production of ReSure Sealant in order to focus our manufacturing resources on the commercialization of DEXTENZA. Currently, ReSure Sealant is not commercially available in the United States.

Clinical Portfolio

Our clinical portfolio is comprised of our development efforts in our retinal disease program, glaucoma program and ocular surface disease programs.

Retinal Disease Program

OTX-TKI (axitinib intravitreal implant)

Our product candidate OTX-TKI is a preformed, bioresorbable hydrogel fiber implant incorporating axitinib, a small molecule tyrosine kinase inhibitor, or TKI, with anti-angiogenic properties delivered by intravitreal injection and designed for a duration of six months or longer. We are conducting a Phase 1 clinical trial of OTX-TKI in Australia and a Phase 1 clinical trial in the United States.

Our Phase 1 clinical trial of OTX-TKI in Australia is comprised of four cohorts consisting of subjects with pre-existing intraretinal and/or subretinal fluid: a lower dose cohort of 200 µg with six subjects; a higher dose cohort of 400 µg with seven subjects; a third cohort with two parallel arms, one arm of six subjects receiving a concomitant anti-VEGF injection with 400 µg of OTX-TKI and the other arm of six subjects receiving a 600 µg of OTX-TKI with no anti-VEGF injection; and a fourth cohort with two parallel arms, one arm of six subjects receiving a 600 µg single implant of OTX-TKI and the other arm of six subjects receiving a 600 µg single implant of OTX-TKI with anti-VEGF injection. In this trial, we are evaluating whether a TKI could reduce existing fluid levels. This trial’s enrollment is complete.

At the Angiogenesis, Exudation, and Degeneration 2022 Meeting held in February 2022, we presented interim data from the ongoing Phase 1 clinical trial of OTX-TKI for the treatment of wet AMD conducted in Australia. In subjects with subretinal and/or intraretinal fluid due to wet AMD, OTX-TKI was observed to be generally well tolerated with a favorable safety profile to date. This data also showed a preliminary signal of biological activity as observed by a clinically meaningful decrease in intraretinal and/or subretinal fluid. We observed extended duration of activity of six months or more for over 60% of subjects across all cohorts and for over 80% of subjects in cohort 3a, in which we administered a 600μg dose. We believe that a six-month duration of activity could represent a compelling drug product profile.

Our Phase 1 clinical trial of OTX-TKI in the United States is comprised of two arms consisting of subjects previously treated with, and responsive to, a standard of care anti-VEGF therapy: a sixteen-subject arm receiving OTX-TKI in combination with an anti-VEGF injection and a five-subject arm receiving aflibercept at eight-week intervals. In this trial, we are evaluating how long we are able to maintain subjects without the need for retreatment. This trial was fully enrolled as of February 2022. We expect to report 28-week interim data from our U.S.-based Phase 1 clinical trial at the American Academy of Ophthalmology Meeting, Retina Subspecialty Day: Late Breaking Developments, to be held on September 30, 2022.

Glaucoma Program

OTX-TIC (travoprost intracameral implant)

Our product candidate OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. In the fourth quarter of 2021, we initiated a randomized, double-masked, controlled Phase 2 clinical trial in which we plan to enroll approximately 105 subjects with open-angle glaucoma at 15 to 20 sites between three arms of approximately 35 subjects each to evaluate two formulations of OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension in patients compared to DURYSTA™. We dosed the first patient in the first quarter of 2022.

At the Glaucoma 360 Meeting in February 2022, we presented interim data from a Phase 1 clinical trial evaluating OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension. In this clinical trial, OTX-TIC was observed to cause a clinically meaningful decrease in IOP for six months or longer in patients while preserving corneal health. We believe these results are comparable to the decrease in IOP seen with topical travoprost, the current standard of care, and represent OTX-TIC’s potential for a unique and differentiated drug product profile. OTX-TIC was observed to be generally well tolerated with a favorable safety profile to date and endothelial cell counts, pachymetry assessments, and slit lamp examinations in subjects indicated no changes from baseline. As a result, we are developing OTX-TIC for potential chronic or repeat dosing.

Ocular Surface Disease Programs

Dry Eye Disease

OTX-DED (dexamethasone intracanalicular insert)

Our product candidate OTX-DED incorporates the FDA-approved corticosteroid dexamethasone as a preservative-free active pharmaceutical ingredient in a hydrogel, drug-eluting intracanalicular insert. OTX-DED incorporates the same active drug as DEXTENZA but includes a lower dose of the drug, is administered in the office setting as a smaller insert, and is designed to release dexamethasone over a period of two to three weeks, compared with up to thirty days in the case of DEXTENZA.

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

Based on the data from the Phase 2 clinical trial, we intend to conduct a small trial in connection with our efforts to develop an appropriate placebo comparator that may be used in both the OTX-DED and OTX-CSI programs. Specifically, we intend to evaluate the performance of OTX-DED versus short-duration, biodegradable collagen plugs to explain the placebo performance seen in both the OTX-DED and the OTX-CSI Phase 2 trials in which the vehicle hydrogel placebo insert or placebo comparator vehicle remained in the canaliculus longer than anticipated, performing more like an active comparator than a placebo. We currently expect to begin this trial in the first half of 2023.

OTX-CSI (cyclosporine intracanalicular insert)

Our product candidate OTX-CSI incorporates the FDA-approved immunomodulator cyclosporine as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert. The product candidate is designed for a duration of three to four months for patients suffering from moderate to severe dry eye and to be administered in the office setting as a bioresorbable intracanalicular insert.

We announced topline results from a Phase 2 clinical trial evaluating two different formulations of OTX-CSI for the chronic treatment of dry eye disease in October 2021. The study did not show separation between the OTX-CSI treated subjects (both formulations) and the vehicle hydrogel placebo insert treated subjects for the primary endpoint of increased tear production at 12 weeks. The study did show an improvement compared with baseline in signs of dry eye disease as measured by total corneal fluorescein staining, or CFS, and symptoms of dry eye disease as measured by the Visual Analog Score, or VAS, eye dryness in subjects treated with the OTX-CSI insert (both formulations) starting as early as two weeks after insertion and continuing over the 12 week study period. However, these improvements in OTX-CSI treated subjects were not statistically significant compared with the results of the vehicle insert in subjects with respect to either the signs of dry eye disease as measured by CFS or the symptoms of dry eye disease as measured by VAS eye dryness. Also, the trial results indicated that the durability of the OTX-CSI inserts was shorter than expected. Overall, the OTX-CSI insert (both formulations) was observed to be generally well tolerated with a favorable safety profile to date.

We are continuing formulation work to extend the durability of the OTX-CSI insert and select the most appropriate formulations to move forward.

AffaMed License Agreement

In October 2020, we entered into a license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA and OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. Under the terms of the agreement, we received an upfront payment of $12 million and became eligible to receive development, regulatory and commercial milestone payments and clinical development support payments of up to $91 million in the aggregate, as well as royalties from future product sales. In the fourth quarter of 2021, we received a $1 million milestone payment; in the second quarter of 2022, we received another $2 million clinical support payment in connection with dosing the first subject in a Phase 2 clinical trial evaluating OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension. Royalties are tiered and will range from the low teens to low twenty percent range. In return, we agreed to grant AffaMed exclusive rights to develop and commercialize DEXTENZA for the treatment of post-surgical inflammation and pain following ophthalmic surgery and ocular itching in patients with allergic conjunctivitis, and OTX-TIC for the reduction of elevated IOP in patients with primary open-angle glaucoma or ocular hypertension in specified Asian markets. We retain the right to develop and commercialize DEXTENZA and OTX-TIC in all other global markets.

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

Mosaic Biosciences Agreement

In June 2021, we entered into an agreement with Mosaic Biosciences, Inc., or Mosaic, to identify new targets and discover novel therapeutic agents aimed at the treatment of dry age-related degeneration, or dAMD. Our collaboration with Mosaic has yielded a lead compound that Mosaic is now humanizing and optimizing for our preclinical complement inhibitor program for the treatment of dAMD. We believe that a product candidate with this compound has the potential to be best-in-class in the complement space with targeted dosing every three to four months.

Business Update Regarding COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are impacting our employees, patients, customers, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020 and 2021. During the first half of 2022, the COVID-19 pandemic and related employee recruitment and retention challenges for ambulatory surgical centers, or ASCs, and hospital out-patient departments, or HOPDs, slowed the overall pace of cataract procedures performed in the United States, thereby reducing the number of opportunities for ophthalmologists to use DEXTENZA as a treatment for post-surgical ocular inflammation and pain. In addition, recruitment and retention challenges with regards to our own sales force have adversely affected our ability to market DEXTENZA to ophthalmologists and in the office setting. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see “Item 1A — Risk Factors — Risks Related to the Coronavirus

Pandemic,” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Financial Position

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and for the treatment of ocular itching associated with allergic conjunctivitis, and our obtaining marketing approval for and commercializing other products with significant market potential, including OTX-TKI for the treatment of wet AMD and other retinal diseases, OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension, OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, and OTX-CSI for the chronic treatment of dry eye disease. Our net loss was $18.8 million and $31.3 million for the three and six months ended June 30, 2022, respectively. Our net loss was $8.5 million and $5.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $577.1 million.

Our total costs and operating expenses were $32.2 million and $63.2 million for the three and six months ended June 30, 2022 including $4.8 million and $9.6 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our total costs and operating expenses were $31.9 million and $59.5 million for the three and six months ended June 30, 2021, including $4.9 million and $8.7 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our operating expenses have grown as we continue to commercialize DEXTENZA following its entry into the market in July 2019; pursue the clinical development of OTX-TKI, OTX-TIC, OTX-DED, and OTX-CSI; research and develop other product candidates; and seek marketing approval for any product candidate for which we obtain favorable pivotal clinical trial results. We expect to incur substantial sales and marketing expenses in connection with the ongoing commercialization of DEXTENZA and that of any other product candidate for which we may receive approval. In addition, we will continue to incur costs associated with operating as a public company.

Although we expect to continue to generate revenue from sales of DEXTENZA, we will need to obtain substantial additional funding to support our continuing operations and the ongoing commercialization of DEXTENZA. If we are unable to raise capital through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Through June 30, 2022, we have financed our operations primarily through sales of our products, public offerings of our common stock, private placements of our convertible notes, borrowings under credit facilities and private placements of our preferred stock, which has resulted in net proceeds of $641.4 million to us.

In August 2021, we and Jefferies LLC, or Jefferies, entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies, acting as agent. In connection with entering into the 2021 Sales Agreement, we and Jefferies terminated our prior Open Market Sale Agreement which we had entered into in 2019. As of August 5, 2022, we have not sold any shares of our common stock under the 2021 Sales Agreement.

DEXTENZA and all of our product candidates are designed to be medical-benefit “buy-and-bill” products with associated procedure codes. Products with these characteristics are designed to be attractive not only to physicians, optometrists, and patients but also to the sites of care that participate in utilization. We primarily derive our product revenues from the sale of DEXTENZA in the United States to a network of specialty distributors, who then sell DEXTENZA to ASCs, HOPDs, and ophthalmology and optometric offices. We also sell directly to a small population of ASCs. In addition to distribution agreements with specialty distributors, we enter into arrangements with government payors that provide for government-mandated rebates and chargebacks with respect to the purchase of DEXTENZA. In-market unit sales figures—unit sales from specialty distributors to ASCs and HOPDs—for April, May and June 2022 were 8,111, 8,828 and 10,187 units, respectively. The third month of each quarter typically reflects an increase in in-market unit sales to ASCs due to the impact of our rebate program.

Based on our current plans and forecasted expenses, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents of $134.5 million as of June 30, 2022 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA product sales, and cash outflows from both operating expenses and capital expenditures. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. These and other assumptions upon which we have based our estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. See “—Liquidity and Capital Resources.”

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

For the three and six months ended June 30, 2022, four specialty distributor customers accounted for 41%, 26%, 17% and 10% and three specialty distributor customers accounted for 41%, 25% and 20%, respectively, of our total revenue, and no other customer accounted for more than 10% of our total revenue. At June 30, 2022, the four specialty distributor customers accounted for 46%, 25%, 16%% and 10% of our total accounts receivable and no other customer accounted for more than 10% of our total accounts receivable at June 30, 2022.

For the three months and six months ended June 30, 2021, three specialty distributor customers accounted for 45%, 28%, and 15%, and 45%, 25% and 14%, respectively, of our total revenue, and no other customer accounted for more than 10% of our total revenue.

At December 31, 2021, three specialty distributor customers accounted for 42%, 26% and 21% of our total accounts receivable. No other customer accounted for more than 10% of our accounts receivable for the year ended December 31, 2021.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, information technology, human resources, legal and administrative functions. General and administrative expenses also include insurance, facility-related costs and professional fees, costs associated with intellectual property, consulting and accounting and audit services.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for personnel in selling and marketing functions as well as consulting, advertising and promotion costs. Selling and marketing expenses for DEXTENZA increased in 2021 in connection with the continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain, focused on ASCs and HOPDs, and the preparations for the commercial launch of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis focused on the offices of ophthalmologists and optometrists. We anticipate that our selling and marketing expenses associated with DEXTENZA will continue to increase, particularly as we continue to grow our salesforce supporting DEXTENZA in 2022 and beyond and incur additional marketing expenses in connection with the commercialization of DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis.

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

Change in Fair Value of Derivative Liability. In 2019, in connection with the issuance of our 2026 Convertible Notes, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. The changes in fair value are recorded through the condensed consolidated statement of operations and comprehensive loss and are presented under the caption change in fair value of derivative liability.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$12,144	$11,718	$426
Collaboration revenue	122	—	122
Total revenue, net	12,266	11,718	548
Costs and operating expenses:
Cost of product revenue	1,155	1,096	59
Research and development	13,100	13,859	(759)
Selling and marketing	10,140	8,391	1,749
General and administrative	7,787	8,603	(816)
Total costs and operating expenses	32,182	31,949	233
Loss from operations	(19,916)	(20,231)	315
Other income:
Interest income	73	8	65
Interest expense	(1,696)	(1,655)	(41)
Change in fair value of derivative liability	2,773	13,396	(10,623)
Other income (expense), net	—	1	(1)
Total other income, net	1,150	11,750	(10,600)
Net (loss) income	$(18,766)	$(8,481)	$(10,285)

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the three months ended June 30, 2022 and 2021 were 23.1% and 23.9%, respectively, of gross DEXTENZA product sales.

Net Revenue

We generated $12.1 million of net product revenue during the three months ended June 30, 2022 from sales of our products, all of which was attributable to sales of DEXTENZA. We generated $11.7 million of net product revenue during the three months ended June 30, 2021 from sales of our products, of which $11.1 million was attributable to sales of DEXTENZA and $0.6 million was attributable to sales of ReSure Sealant. We believe the growth in the second quarter of 2022 net product revenue over second quarter of 2021 for DEXTENZA was primarily due to increased market acceptance and ongoing commercialization efforts. We believe that DEXTENZA net product revenues in the second quarter of 2022 were adversely affected by recruitment and retention challenges at ASCs and HOPDs and recruitment and retention challenges amount our sales force.

Collaboration Revenue

We recognized $0.1 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC during the three months ended June 30, 2022. We recognize collaboration revenue based on a cost-to-cost method. There was no collaboration revenue for the three months ended June 30, 2021.

Research and Development Expenses

	Three Months Ended
	June 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development expenses by program:
OTX-TKI for wet AMD	$1,335	$1,912	$(577)
OTX-TIC for glaucoma or ocular hypertension	644	898	(254)
OTX-CSI for treatment of dry eye disease	—	807	(807)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	41	1,466	(1,425)
DEXTENZA for post-surgical ocular inflammation and pain	489	414	75
DEXTENZA for ocular itching associated with allergic conjunctivitis	3	44	(41)
ReSure Sealant	—	15	(15)
Preclinical programs	617	214	403
Unallocated expenses:
Personnel costs	6,321	5,466	855
All other costs	3,650	2,623	1,027
Total research and development expenses	$13,100	$13,859	$(759)

Research and development expenses were $13.1 million for the three months ended June 30, 2022, compared to $13.9 million for the three months ended June 30, 2021. The decrease of $0.8 million was primarily due to an increase of $1.9 million in unallocated expenses offset by a decrease of $3.2 million in clinical related programs. For the three months ended June 30, 2022, we incurred $2.5 million in direct research and development expenses for our products and product candidates compared to $5.6 million for the three months ended June 30, 2021. The decrease of $3.1 million is related to timing and conduct of our various clinical trials for our product candidates and development activities related to our preclinical programs. We expect that clinical trial expenses will increase for our product candidates including for OTX-TKI due to the ongoing Phase 1 clinical trial in the United States and for OTX-TIC due to the ongoing Phase 2 clinical trial, and for our ongoing Phase 3 clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement. In addition, we have adopted a plan to progress the development of OTX-CSI, including formulation work to improve product retention. We are also planning to conduct a small trial in connection with our efforts to develop an appropriate placebo comparator that may be used in both the OTX-DED and OTX-CSI programs.

Selling and Marketing Expenses

	Three Months Ended
	June 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$6,244	$5,994	$250
Professional fees	2,771	1,475	1,296
Facility related and other	1,125	922	203
Total selling and marketing expenses	$10,140	$8,391	$1,749

Selling and marketing expenses were $10.1 million for the three months ended June 30, 2022, compared to $8.4 million for the three months ended June 30, 2021. The increase of $1.7 million was primarily due to an increase of $1.3 million in professional fees related to trade shows, conferences and advertising.

We expect our selling and marketing expenses to increase in the remainder of 2022 and beyond as we continue to support the commercialization of DEXTENZA.

General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$4,520	$4,531	$(11)
Professional fees	2,596	3,583	(987)
Facility related and other	671	489	182
Total general and administrative expenses	$7,787	$8,603	$(816)

General and administrative expenses were $7.8 million for the three months ended June 30, 2022, compared to $8.6 million for the three months ended June 30, 2021, primarily due to a decrease of $1.0 million in professional fees associated with lower legal fees.

Other Income (Expense), Net

Other income, net was $1.2 million for the three months ended June 30, 2022, compared to $11.8 million for the three months ended June 30, 2021. The decrease of $10.6 million was due primarily to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $10.6 million due primarily to a decrease in our common stock price from April 1, 2022 to June 30, 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$24,642	$19,061	$5,581
Collaboration revenue	811	—	811
Total revenue, net	25,453	19,061	6,392
Costs and operating expenses:
Cost of product revenue	2,454	1,988	466
Research and development	26,200	24,786	1,414
Selling and marketing	19,203	16,477	2,726
General and administrative	15,344	16,268	(924)
Total costs and operating expenses	63,201	59,519	3,682
Loss from operations	(37,748)	(40,458)	2,710
Other income (expense):
Interest income	89	20	69
Interest expense	(3,378)	(3,335)	(43)
Change in fair value of derivative liability	9,731	38,412	(28,681)
Other income (expense), net	(2)	1	(3)
Total other income (expense), net	6,440	35,098	(28,658)
Net loss	$(31,308)	$(5,360)	$(25,948)

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the six months ended June 30, 2022 and 2021 were 22.5% and 25.4%, respectively, of gross DEXTENZA product sales.

Net Revenue

We generated $25.5 million in net revenue during the six months ended June 30, 2022. We generated $24.6 million of net revenue was attributable to sales of DEXTENZA, while $0.8 million in net revenue was due to collaboration revenue from our license agreement with AffaMed. During the six months ended June 30, 2021, we generated $19.1 million of net revenue from sales of our products, of which $17.9 million was attributable to sales of DEXTENZA and $1.2 million was attributable to sales of ReSure Sealant. We believe the growth in revenue for DEXTENZA was primarily due to increased market acceptance and our ongoing commercialization efforts.

Research and Development Expenses

	Six Months Ended
	June 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development expenses by program:
OTX-TKI for wet AMD	$2,544	$3,083	$(539)
OTX-TIC for glaucoma or ocular hypertension	1,190	1,504	(314)
OTX-CSI for treatment of dry eye disease	161	1,897	(1,736)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	307	2,026	(1,719)
DEXTENZA for post-surgical ocular inflammation and pain	798	783	15
DEXTENZA for ocular itching associated with allergic conjunctivitis	21	76	(55)
ReSure Sealant	—	59	(59)
Preclinical programs	716	486	230
Unallocated expenses:
Personnel costs	12,864	9,969	2,895
All other costs	7,599	4,903	2,696
Total research and development expenses	$26,200	$24,786	$1,414

Research and development expenses were $26.2 million for the six months ended June 30, 2022, compared to $24.8 million for the six months ended June 30, 2021. The increase of $1.4 million was primarily due to an increase of $5.6 million in unallocated expenses and offset by a decrease of $4.2 million in clinical related programs. For the six months ended June 30, 2022, we incurred $5.0 million in direct research and development expenses for our products and product candidates compared to $9.5 million for the six months ended June 30, 2021. The decrease of $4.5 million is related to timing and start of our various clinical trials for our product candidates and development activities related to our preclinical programs. We expect that clinical trial expenses will increase for our product candidates including for OTX-TKI due to the ongoing Phase 1 clinical trial in the United States and for OTX-TIC due to the ongoing Phase 2 clinical trial, and for our ongoing Phase 3 clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement. In addition, we have adopted a plan to progress the development of OTX-CSI, including formulation work to improve product retention. We are also planning to conduct a small trial in connection with our efforts to develop an appropriate placebo comparator that may be used in both the OTX-DED and OTX-CSI programs.

Selling and Marketing Expenses

	Six Months Ended
	June 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$12,579	$11,211	$1,368
Professional fees	4,705	3,431	1,274
Facility related and other	1,919	1,835	84
Total selling and marketing expenses	$19,203	$16,477	$2,726

Selling and marketing expenses were $19.2 million for the six months ended June 30, 2022, compared to $16.5 million for the six months ended June 30, 2021. The increase of $2.7 million was primarily due to increases of $1.4 million in personnel costs with the expansion of the commercial workforce to support DEXTENZA and $1.3 million in professional fees related to trade shows, conferences and advertising fees.

General and Administrative Expenses

	Six Months Ended
	June 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$9,117	$8,405	$712
Professional fees	5,554	6,711	(1,157)
Facility related and other	673	1,152	(479)
Total general and administrative expenses	$15,344	$16,268	$(924)

General and administrative expenses were $15.3 million for the six months ended June 30, 2022, compared to $16.3 million for the six months ended June 30, 2021. The decrease of $0.9 million was primarily due to a decrease of $1.2 million in professional fees primarily related to legal fees and other professional service costs and $0.5 million in facility related and other costs offset by an increase of $0.7 million of personnel related costs, including stock-based compensation.

Other Income (Expense), Net

Other income, net was $6.4 million for the six months ended June 30, 2022, compared to $35.1 million other income, net for the six months ended June 30, 2021. The decrease of $28.7 million was due primarily to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $28.7 million related to a decrease in our stock price from January 1, 2022 to June 30, 2022.

Liquidity and Capital Resources

We have a history of incurring significant operating losses. Our net loss was $18.8 million for the three months ended June 30, 2022, primarily due to a loss from operations of $19.9 million, offset primarily by a change of $2.8 million in the fair value of our derivative liability related to unsecured senior subordinated convertible notes, or the 2026 Convertible Notes, during the period. Our net loss was $31.3 million for the six months ended June 30, 2022, primarily due to a loss from operations of $37.7 million offset by a change of $9.7 million in the fair value of our derivative liability related to the 2026 Convertible Notes during the period. Our net loss was $8.5 million and $5.4 million for the three and six months ended June 30, 2021. Our net losses were $6.6 million and $155.6 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $577.1 million.

We commercially launched DEXTENZA for the treatment of post-surgical ocular inflammation and pain in July 2019, and we commercially launched DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first quarter of 2022. All of our product candidates are in various phases of clinical and preclinical development. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis and our obtaining marketing approval for and commercializing other products with significant market potential, including OTX-TKI for the treatment of wet AMD and other retinal diseases, OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension, and OTX-DED and OTX-CSI for the treatment of dry eye disease. While it is difficult to predict the extent or duration of the impact of the global COVID-19 pandemic on future financial results, we anticipate current guidelines and recommendations from the global health authorities, including the delay of elective surgeries, will impact revenue for 2022 and potentially beyond.

Under our Credit Agreement, we have a term loan in the aggregate principal amount of approximately $20.8 million, which was rolled over from our prior borrowings under our Credit Facility, and an additional term loan in the principal amount of approximately $4.2 million. We refer to these term loans together as the Term Loans. The aggregate principal amount of the Term Loans available under the Credit Facility, or the Total Credit Facility Amount, is $25.0 million, the entirety of which was drawn at the closing of the most recent amendment to our Credit Facility in June 2021. As of June 30, 2022, the interest rate was 7.81%. Under the current terms of our Credit Facility, we are permitted to make interest-only payments on the Term Loans on a monthly basis until May 1, 2024. Thereafter, in addition to the monthly interest payments, we are required to make principal payments on the Term Loans in accordance with the amortization schedules set forth in the Credit Agreement. Remaining unpaid principal and accrued interest outstanding on the maturity date is due on the maturity date, which shall be November 30, 2025, unless we are able to provide the Administrative Agent evidence reasonably satisfactory to it, by November 15, 2025, that the outstanding principal amount of the 2026 Convertible Notes has been converted into equity interests of ours and that such indebtedness is otherwise indefeasibly satisfied in full, in which case the term is automatically extended until April 1, 2026.

In March 2019, we issued $37.5 million of the 2026 Convertible Notes. The 2026 Convertible Notes accrue interest at an annual rate of 6% of the outstanding principal amount, payable at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The holders of the 2026 Convertible Notes may convert all or part of the outstanding principal amount of their 2026 Convertible Notes into shares of our common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock. The conversion rate is initially 153.8462 shares of our common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price of $6.50 per share. The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to our capitalization, none of which have occurred to date.

Through June 30, 2022, we have financed our operations primarily through sales of our products, private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities, which has resulted in net proceeds of $641.4 million to us.

As of June 30, 2022, we had cash and cash equivalents of $134.5 million; outstanding debt of $25.1 million, net of unamortized discount; and the 2026 Convertible Notes with $37.5 million of aggregate principal amount, plus accrued interest of $7.6 million.

Cash Flows

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of June 30, 2022, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2022	2021

Cash used in operating activities	$(29,476)	$(37,415)
Cash used in investing activities	(771)	(287)
Cash provided by financing activities	622	1,505
Net decrease in cash and cash equivalents	$(29,625)	$(36,197)

Operating activities. Net cash used in operating activities was $29.5 million for the six months ended June 30, 2022, primarily resulting from our net loss of $31.3 million and net changes in our operating assets and liabilities of $0.4 million, the change in the fair value of our derivative liability of $9.7 million, partially offset by $12.0 million of other non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which significantly offset any contributions from our revenues to date. Our net non-cash charges during the six months ended June 30, 2022 consisted primarily of $8.5 million of stock-based compensation expense, $2.4 million in non-cash interest expense and $1.1 million in depreciation and amortization expense and the change in fair value of the derivative liability of $9.7 million. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2022 consisted primarily of net decreases in accounts receivable, prepaid expenses and other operating assets of $1.9 million and net decreases in accrued expenses and other operating liabilities of $2.3 million.

Net cash used in operating activities was $37.4 million for the six months ended June 30, 2021, primarily resulting from our net loss of $5.4 million and changes in our operating assets and liabilities of $4.6 million, offset by the change in the fair value of our derivative liability of $38.4 million and $10.9 million of non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which significantly offset by any contributions from our revenues to date. Our net non-cash charges during the six months ended June 30, 2021 consisted primarily of $7.4 million of stock-based compensation expense, $2.3 million of non-cash interest expense, $1.3 million in depreciation and amortization expense and the change in fair value of the derivative liability of $38.4 million. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2021 consisted primarily of increases in accounts receivable accounts payable and accrued expenses as we continue to commercialize DEXTENZA.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2022 and 2021 totaled $0.8 million and $0.3 million, respectively. For both periods, the investing activities were purchases in equipment.

Financing activities. Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2022 and $1.5 million for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 of $0.6 million consisted of $0.1 million from the exercise of stock options and $0.5 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2021 of $1.5 million consisted of $1.7 million in proceeds from the exercise of stock options, $3.7 million (net) in borrowings under our Credit Facility and $0.5 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan partially offset by payments on notes payable of $4.2 million.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development and increase our sales and marketing resources to support the ongoing commercialization of DEXTENZA and the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States, including for DEXTENZA in the office setting for the treatment of ocular itching associated with allergic conjunctivitis;

●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our products or product candidates we intend to commercialize;

●	continue ongoing clinical trials for our product candidates OTX-TKI (in both Australia and the United States) for the treatment of wet AMD and OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension, and our ongoing clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement;

●	determine to initiate new clinical trials to evaluate OTX-TKI for the treatment of wet AMD and other retinal diseases, OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, and OTX-CSI for the chronic treatment of dry eye disease ;

●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in specified Asian markets pursuant to our license agreement and collaboration with AffaMed;

●	continue the research and development of other product candidates;

●	seek to identify and develop additional product candidates;

●	seek marketing approvals for any of our product candidates that successfully complete clinical development;

●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;

●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;

●	make investments to improve our cybersecurity defenses and establish and maintain cybersecurity insurance; and

●	continue to operate as a public company.

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of June 30, 2022, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;

●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future, including cost increases due to inflation;

●	the progress, costs and outcome of our clinical trials of our product candidates, in particular OTX-TKI for the treatment of wet AMD and other retinal diseases and OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension;

●	the scope, progress, costs and outcome of preclinical development and clinical trials of any other product candidates;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;

●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;

●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;

●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

●	the costs and outcomes of legal actions and proceedings;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or invest in other businesses, products and technologies.

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

During the three and six months ended June 30, 2022, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, we had cash and cash equivalents of $134.5 million, which consisted of money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

We account for the conversion option embedded in our 2026 Convertible Notes as a separate financial instrument, measured at fair value, using a binomial lattice model, which we refer to as the Derivative Liability. As of June 30, 2022, the Derivative Liability was valued at $10.5 million. As of June 30, 2022, a 10% increase or decrease of the main inputs to the valuation model would not have a material effect on the fair value of the Derivative Liability. Changes of the fair value of the Derivative Liability have no impact on anticipated cash outflows.

As of June 30, 2022, we had a variable interest rate-based note payable with a principal amount of $25.0 million. Expected cash outflows from this financial instrument fluctuate based on changes in the U.S. dollar-denominated LIBOR index which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of June 30, 2022, an immediate 100 basis point increase or decrease in the U.S. dollar-denominated LIBOR index would not have a material effect on the anticipated cash outflows from this instrument.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	2021 Stock Incentive Plan, as amended					X

10.2	Consulting Agreement by and between the Registrant and Dr. Michael Goldstein, dated as of June 7, 2022.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: August 8, 2022	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)