Form 10-Q
period 2022-09-30
OCULAR THERAPEUTIX, INC
filed 2022-11-07
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 77,010,385 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing and planned clinical trials, including our ongoing Phase 1 clinical trials of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD, our planned Phase 1 clinical trial of OTX-TKI for the treatment of diabetic retinopathy, our planned Phase 2 clinical trial of OTX-TKI for the treatment of wet AMD, our ongoing Phase 2 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension, and our ongoing clinical trial to evaluate DEXTENZA® in pediatric subjects following cataract surgery in accordance with the U.S. Food and Drug Administration’s post-approval requirement;
●	our preclinical development programs, including our program to develop a gene therapy product candidate for the treatment of inherited and acquired ocular diseases and our program to develop a complement inhibitor product candidate for the treatment of dry age-related macular degeneration, or dry AMD;
●	our commercialization efforts for our product DEXTENZA;
●	our plans to develop, seek regulatory approval for and commercialize OTX-TKI, OTX-TIC, OTX-DED, OTX-CSI and other product candidates based on our proprietary bioresorbable hydrogel technology platform;
●	our ability to manufacture DEXTENZA and our product candidates in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and our product candidates;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA and our product candidates;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;

●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA, ReSure Sealant and any additional products for which we may obtain marketing approval in the future;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	the costs and outcomes of legal actions and proceedings;
●	uncertainty regarding the extent to which the COVID-19 pandemic and related response measures will adversely affect our business, results of operations and financial condition; and
●	our competitive position.

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

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$120,950	$164,164
Accounts receivable, net	19,802	21,135
Inventory	1,545	1,250
Prepaid expenses and other current assets	3,318	4,751
Total current assets	145,615	191,300
Property and equipment, net	7,196	6,956
Restricted cash	1,764	1,764
Operating lease assets	4,004	4,867
Total assets	$158,579	$204,887
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,308	$4,592
Accrued expenses and other current liabilities	21,614	20,121
Deferred revenue	603	—
Operating lease liabilities	1,744	1,624
Total current liabilities	29,269	26,337
Other liabilities:
Operating lease liabilities, net of current portion	4,610	5,924
Derivative liability	11,594	20,192
Deferred revenue, net of current portion	13,533	13,000
Notes payable, net of discount	25,192	25,000
2026 convertible notes, net	28,152	26,435
Total liabilities	112,350	116,888
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized and 77,010,385 and 76,731,940 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	647,521	633,795
Accumulated deficit	(601,300)	(545,804)
Total stockholders’ equity	46,229	87,999
Total liabilities and stockholders’ equity	$158,579	$204,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$11,913	$12,153	$36,555	$31,214
Collaboration revenue	52	—	864	—
Total revenue, net	11,965	12,153	37,419	31,214
Costs and operating expenses:
Cost of product revenue	1,073	1,310	3,528	3,298
Research and development	13,719	12,719	39,919	37,505
Selling and marketing	10,186	9,576	29,390	26,054
General and administrative	8,531	8,077	23,875	24,345
Total costs and operating expenses	33,509	31,682	96,712	91,202
Loss from operations	(21,544)	(19,529)	(59,293)	(59,988)
Other income (expense):
Interest income	285	7	375	27
Interest expense	(1,797)	(1,658)	(5,175)	(4,991)
Change in fair value of derivative liability	(1,133)	23,837	8,598	62,249
Other income (expense), net	1	—	(1)	—
Total other (expense) income, net	(2,644)	22,186	3,797	57,285
Net (loss) income	$(24,188)	$2,657	$(55,496)	$(2,703)
Net (loss) income per share, basic	$(0.31)	$0.03	$(0.72)	$(0.04)
Weighted average common shares outstanding, basic	76,975,839	76,552,060	76,829,434	76,317,563
Net (loss) per share, diluted	$(0.31)	$(0.23)	$(0.73)	$(0.75)
Weighted average common shares outstanding, diluted	76,975,839	85,446,886	82,598,666	82,086,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,496)	$(2,703)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	12,730	11,136
Non-cash interest expense	3,616	3,440
Change in fair value of derivative liability	(8,598)	(62,249)
Depreciation and amortization expense	1,618	1,851
Loss on disposal of property and equipment	1	(1)
Changes in operating assets and liabilities:
Accounts receivable	1,333	(7,300)
Prepaid expenses and other current assets	1,433	773
Inventory	(295)	(21)
Operating lease assets	863	715
Accounts payable	501	1,430
Accrued expenses	(293)	3,529
Deferred revenue	1,136	—
Operating lease liabilities	(1,194)	(997)
Net cash used in operating activities	(42,645)	(50,397)
Cash flows from investing activities:
Purchases of property and equipment	(1,565)	(563)
Net cash used in investing activities	(1,565)	(563)
Cash flows from financing activities:
Proceeds from issuance of notes payable, net	—	3,722
Proceeds from exercise of stock options	514	2,414
Proceeds from issuance of common stock pursuant to employee stock purchase plan	482	490
Issuance costs from the issuance of common stock upon public offering	—	(275)
Repayment of notes payable	—	(4,167)
Net cash provided by financing activities	996	2,184
Net decrease in cash, cash equivalents and restricted cash	(43,214)	(48,776)
Cash, cash equivalents and restricted cash at beginning of period	165,928	229,821
Cash, cash equivalents and restricted cash at end of period	$122,714	$181,045
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,521	$1,443
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$477	$199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2021	76,731,940	$8	$633,795	$(545,804)	$87,999
Issuance of common stock upon exercise of stock options	27,674	—	129	—	129
Stock-based compensation expense	—	—	4,209	—	4,209
Net loss	—	—	—	(12,542)	(12,542)
Balances at March 31, 2022	76,759,614	$8	$638,133	$(558,346)	$79,795
Issuance of common stock upon exercise of stock options	9,469	—	11	—	11
Issuance of common stock in connection with employee stock purchase plan	140,943	—	482	—	482
Stock-based compensation expense	—	—	4,281	—	4,281
Net loss	—	—	—	(18,766)	(18,766)
Balances at June 30, 2022	76,910,026	$8	$642,907	$(577,112)	$65,803
Issuance of common stock upon exercise of stock options	100,359	—	374	—	374
Stock-based compensation expense	—	—	4,240	—	4,240
Net loss	—	—	—	(24,188)	(24,188)
Balances at September 30, 2022	77,010,385	$8	$647,521	$(601,300)	$46,229

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

As of September 30, 2022, the Company had two U.S. Food and Drug Administration (“FDA”)-approved products in commercialization in the United States: DEXTENZA® (dexamethasone insert) 0.4mg, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain and ocular itching associated with allergic conjunctivitis, and ReSure® Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery. While ReSure Sealant is commercially available in the United States, it does not receive sales support, is not currently being manufactured by the Company, and has not in the past generated, nor is it anticipated to in the future to generate, material revenues. The Company’s most advanced product candidates are in either Phase 1 or Phase 2 of clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of September 30, 2022, the Company had an accumulated deficit of $601,300.  Based on its current plans and forecasted expenses, which include estimates related to anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses, the Company believes that its existing cash and cash equivalents of $120,950, as of September 30, 2022, will enable it to fund its planned operating expenses, debt service obligations and capital expenditure requirements through at least the next 12 months from the date these condensed consolidated financial statements were issued. The future viability of the Company beyond that point is dependent on its ability to generate cash flows from the sale of DEXTENZA and raise additional capital to finance its operations.  The Company will need to finance its operations through public or private securities offerings, debt financings, royalty financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements.  Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies used in preparation of these financial statements are consistent with those described in Note 2 - Summary of Significant Accounting Policies in our 2021 Annual Report on Form 10-K.

Unaudited Interim Financial Information

The balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2022 and results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021 have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Effects of COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, ( the “COVID-19 pandemic”) that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are impacting our employees, patients, customers, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020 and 2021. During the first nine months of 2022, the COVID-19 pandemic and related employee recruitment and retention challenges for ambulatory surgical centers (“ASCs”), and hospital out-patient departments (“HOPDs”) slowed the overall pace of cataract procedures performed in the United States, thereby reducing the number of opportunities for ophthalmologists to use DEXTENZA as a treatment for post-surgical ocular inflammation and pain. In addition, recruitment and retention challenges with regards to the Company’s own sales force have adversely affected its ability to market DEXTENZA to ophthalmologists and in the office setting. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact the Company’s business, results of operations and financial condition and those of the Company’s customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see “Item 1A — Risk Factors — Risks Related to the Coronavirus Pandemic,” included our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

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

For the three and nine months ended September 30, 2022, three specialty distributor customers accounted for 42%, 30%, and 14%, and 41%, 27% and 18%, respectively, of the Company’s total gross product revenue, and no other customer accounted for more than 10% of the Company’s total gross product revenue.

At September 30, 2022, three specialty distributor customers accounted for 44%, 30% and 15% of the Company’s total accounts receivable, and no other customer accounted for more than 10% of the Company’s total accounts receivable at September 30, 2022.

For the three and nine months ended September 30, 2021, three specialty distributor customers accounted for 44%, 28%, and 16%, and 44%, 26% and 15%, respectively, of the Company’s total gross product revenue, and no other customer accounted for more than 10% of the Company’s total gross product revenue.

At December 31, 2021, three specialty distributor customers accounted for 42%, 26% and 21% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at December 31, 2021.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$48,556	$—	$—	$48,556

Liability:
Derivative liability (Note 7)	$—	$—	$11,594	$11,594

	Fair Value Measurements as of
	December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$62,392	$—	$—	$62,392

Liability:
Derivative liability (Note 7)	$—	$—	$20,192	$20,192

4. Restricted Cash

The Company held restricted cash of $1,764 at September 30, 2022 and December 31, 2021, on its condensed consolidated balance sheet. The Company held restricted cash as security deposits for the lease of its research and development space, manufacturing space and corporate headquarters.

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

	September 30,	September 30,
	2022	2021
Cash and cash equivalents	$120,950	$179,281
Restricted cash	1,764	1,764
Total cash, cash equivalents and restricted cash	$122,714	$181,045

5. Inventory

The Company values its inventories at the lower of cost or estimated net realizable value.

Inventory consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$317	$388
Work-in-process	885	605
Finished goods	343	257
	$1,545	$1,250

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued payroll and related expenses	$6,700	$6,597
Accrued rebates and programs	2,666	3,615
Accrued professional fees	1,306	1,227
Accrued research and development expenses	1,565	1,102
Accrued interest payable on 2026 convertible notes	8,181	6,475
Accrued other	1,196	1,105
	$21,614	$20,121

7. Derivative Liability

The unsecured senior subordinated convertible notes (the “2026 Convertible Notes”) (Note 8) contains an embedded conversion option that meets the criteria to be bifurcated and accounted for separately (the “Derivative Liability”) from the 2026 Convertible Notes. The Derivative Liability was recorded at fair value upon the issuance of the 2026 Convertible Notes and is subsequently remeasured to fair value at each reporting period.  The Derivative Liability is valued using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Derivative Liability in the Company’s condensed consolidated balance sheet.

The estimated fair value of the 2026 Convertible Notes was $42,721 at September 30, 2022. The fair value of the 2026 Convertible Notes on an as-is basis is estimated utilizing a binomial lattice model which requires the use of Level 3 unobservable inputs. The main inputs when determining the fair value are the common stock price and bond yield which are updated each period to reflect the yield of a comparable instrument issued as of the valuation date. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value. The main inputs to valuing the 2026 Convertible Notes with the conversion option are as follows:

	As of
	September 30,	December 31,
	2022	2021
Company's stock price	$4.15	$6.97
Volatility	100.3%	82.6%
Bond yield	17.1%	12.6%

A roll-forward of the derivative liability is as follows:

As of
September 30, 2022
Balance at December 31, 2021	$20,192
Change in fair value	(8,598)
Balance at September 30, 2022	$11,594

8. Convertible Notes

On March 1, 2019, the Company issued $37,500 of 2026 Convertible Notes. Each 2026 Convertible Note accrues interest at an annual rate of 6% of its outstanding principal amount, which is payable, along with the principal amount at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. The Company presents accrued interest in accrued current liabilities because the 2026 Convertible Notes are currently convertible and the interest is payable in cash. The effective annual interest rate for the 2026 Convertible Notes was 14.8% through September 30, 2022.

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

A summary of the 2026 Convertible Notes at September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
	2022	2021
2026 Convertible Notes	$37,500	$37,500
Less: unamortized discount	(9,348)	(11,065)
Total	$28,152	$26,435

Accrued interest related to the 2026 Convertible Notes amounted to $8,181 and $6,475 at September 30, 2022 and December 31, 2021, respectively.

9. Income Taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2022 or 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2022 and December 31, 2021, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

10. Collaboration Agreements

AffaMed License Agreement

In October 2020, the Company entered into a license agreement with AffaMed Therapeutics Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and ocular itching associated with allergic conjunctivitis and for development of the Company’s OTX-TIC product candidate (collectively with DEXTENZA, the “AffaMed Licensed Products”) regarding open-angle glaucoma or ocular hypertension, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. The Company and AffaMed subsequently amended the license agreement in October 2021 (as amended, the “License Agreement”). The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

The terms and conditions of the License Agreement are described in the Company’s periodic reports including its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

During the three months ended March 31, 2022, the Company invoiced AffaMed $2,000 for a clinical trial support payment, under the License Agreement, in connection with the initiation of the OTX-TIC Phase 2 clinical trial. The Company concluded this clinical support payment was no longer constrained and has allocated the amount to the performance obligation under the License Agreement to conduct a Phase 2 clinical trial of OTX-TIC.

For the Phase 2 clinical trial of OTX-TIC, collaboration revenue related to this performance obligation is recognized under an input method using the ratio of effort incurred to date compared to the total estimated effort required to complete the performance obligation. The calculation of the total estimated effort includes the total amount of forecasted costs associated with the completion of the Phase 2 clinical trial, as well as the assumed timing of this activity. Such cost estimates include forecasted direct labor and material costs, subcontractor costs, and external contract research organization, or CRO, costs.

The Company recognized $52 and $864 of collaboration revenue related to this performance obligation under the License Agreement for the three and nine months ended September 30, 2022.

As of September 30, 2022, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $1,136. This amount is expected to be recognized upon the satisfaction of the performance obligations through June 2025.

Deferred revenue activity for the nine months ended September 30, 2022 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2021	$13,000
Additions	2,000
Amounts recognized into revenue	(864)
Deferred revenue at September 30, 2022	$14,136

As of September 30, 2022, the aggregate amount of the transaction price allocated to DEXTENZA product and OTX-TIC product performance obligations that are partially unsatisfied was $13,000. This amount is expected to be recognized as performance obligations are satisfied. The Company recognizes revenue related to the amounts allocated to the combined performance obligations for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis and the Company’s OTX-TIC product candidate based on the point in time upon which control of supply is transferred to AffaMed for each delivery of the associated supply. The Company currently expects to recognize the revenue over a period of approximately seven to eight years commencing on the date the Company begins delivering product to AffaMed. This estimate of this period considers the timing of development and commercial activities under the License Agreement and may be reduced or increased based on the various activities as directed by the joint committees, decisions made by AffaMed, regulatory feedback or other factors not currently known.

11. Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”). Under the Credit Facility, the Company has a total borrowing capacity of $25,000, which was fully drawn down as of September 30, 2022. The carrying value of the Company’s variable interest rate notes payable are recorded at amortized cost, which approximates fair value due to their short-term nature.

The terms and conditions of the Credit Agreement and the Credit Facility are described in the Company’s periodic reports including its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Borrowings outstanding are as follows:

	September 30,	December 31,
	2022	2021
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	278	110
Unamortized discount	(86)	(110)
Long-term notes payable	$25,192	$25,000

As of September 30, 2022, the annual requirement for the repayment of principal for the Credit Facility, inclusive of the final payment of $875 due at expiration, was as follows:

Year Ending December 31,	Principal	Final Payment	Total
2022 (October 1 to December 31)	—	—	—
2023	—	—	—
2024	8,333	—	8,333
2025	16,667	875	17,542
	$25,000	$875	$25,875

12. Net (Loss) Income Per Share

Basic net (loss) income per share was calculated as follows for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to common stockholders	$(24,188)	$2,657	$(55,496)	$(2,703)
Denominator:
Weighted average common shares outstanding, basic	76,975,839	76,552,060	76,829,434	76,317,563
Net (loss) income per share - basic	$(0.31)	$0.03	$(0.72)	$(0.04)

For the three months ended September 30, 2022 there is no dilutive impact. Therefore, diluted net loss per share is the same as basic net loss per share. Diluted net (loss) income per share was calculated as follows for the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2022	2021
Net income (loss) attributable to common stockholders, basic	$2,657	$(55,496)	$(2,703)
Interest expense on 2026 Convertible Notes	1,113	3,425	3,286
Change in fair value of derivative liability	(23,837)	(8,598)	(62,249)
Net loss attributable to common stockholders, diluted	$(20,067)	$(60,669)	$(61,666)

Weighted average common shares outstanding, basic	76,552,060	76,829,434	76,317,563
Dilutive options (treasury stock method)	3,125,594	—	—
Shares issuable upon conversion of 2026 Convertible Notes, as if converted	5,769,232	5,769,232	5,769,232
Weighted average common shares outstanding, diluted	85,446,886	82,598,666	82,086,795

Net loss per share attributable to common stockholders, diluted	$(0.23)	$(0.73)	$(0.75)

The Company excluded the following common stock equivalents and restricted stock units, outstanding as of September 30, 2022 and 2021, from the computation of diluted net loss per share for the nine months ended September 30, 2022 and 2021 because they had an anti-dilutive impact.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	13,795,937	3,226,777	13,795,937	10,948,312
Restricted stock units	1,050,339	—	1,050,339	—
	14,846,276	3,226,777	14,846,276	10,948,312

13. Stock-Based Awards

2021 Stock Incentive Plan

The 2021 Stock Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights and other stock-based awards. Upon its adoption, the number of shares of common stock authorized for issuance under the 2021 Stock Incentive Plan equaled the total of 6,000,000 shares of common stock plus up to the sum of 456,334 shares remaining available for grant under the 2014 Stock Incentive Plan (the “2014 Plan”) as of immediately prior to the effective date of the 2021 Plan and 9,766,336 shares subject to awards granted under the 2014 Plan or the Company’s 2006 Stock Incentive Plan, which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject to certain limitations).

At the Company’s 2022 Annual Meeting of Stockholders held on June 16, 2022, the Company’s stockholders approved an amendment to the 2021 Stock Incentive Plan (as amended, the “2021 Plan”) to increase the number of shares of common stock authorized for issuance under the 2021 Plan by 3,600,000 shares. As of September 30, 2022, 5,799,291 shares of common stock remained available for issuance under the 2021 Plan.

Stock Option Awards for the Three and Nine Months Ended September 30, 2022

During the three and nine months ended September 30, 2022, the Company granted options to purchase 212,150 and 3,631,403 shares of common stock, at a weighted exercise price of $4.90 and $5.01, respectively, per share under the 2021 Plan.

RSU Awards for the Three and Nine Months Ended September 30, 2022

During the three and nine months ended September 30, 2022, the Company granted 67,116 and 1,121,999 RSUs, respectively, under the 2021 Plan. Each RSU is equivalent to one share of common stock upon vesting. Each RSU award vests on an annual basis over a three-year period. Holders of RSUs are not entitled to vote on any matters and are not entitled to dividends. The Company has determined the fair value of each RSU based on the closing price of the Company’s common stock on the date of grant and recognizes the compensation expense using the straight-line method over the service period, which coincides with the vesting period.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of its condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$1,060	$871	$3,157	$2,754
Selling and marketing	1,169	1,064	3,499	2,947
General and administrative	2,011	1,823	6,074	5,435
	$4,240	$3,758	$12,730	$11,136

As of September 30, 2022, the Company had an aggregate of $22,546 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.

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

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. The Company's Chief Business Officer’s sister is a managing partner at WilmerHale, who has not participated in providing legal services to the Company. The Company incurred fees for legal services rendered by WilmerHale of approximately $342 and $876 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 and December 31, 2021, there was $77 and $119 recorded in accounts payable for WilmerHale. As of September 30, 2022 and December 31, 2021, there was $157 and $68 recorded in accrued expenses for WilmerHale.

15. Common Stock

On August 9, 2021, the Company and Jefferies LLC (“Jefferies”) entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. As of November 4, 2022, the Company has not sold any shares of common stock under the 2021 Sales Agreement.

16. Subsequent Events

On October 18, 2022, the Company exercised its option to extend the existing operating lease for its manufacturing space located at 36 Crosby Drive in Bedford, Massachusetts (19,786 square feet), which would otherwise have expired on July 31, 2023, by an additional five-year term, resulting in a new expiration date of July 31, 2028. Under the terms of the existing lease, rent for the five-year extension period will be based on the current fair market rent for comparable space in the building and in other similar buildings in the same rental market as of August 1, 2023, the commencement date of the additional five-year term. Because rent has not yet been determined, the Company cannot make a reliable estimate of the financial effect of this event.

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

We currently have one FDA-approved product in commercialization in the United States, DEXTENZA®, an intracanalicular insert for the treatment of both post-surgical ocular inflammation and pain and ocular itching associated with allergic conjunctivitis. We also have an additional FDA-approved product, ReSure Sealant, an ophthalmic device designed to prevent wound leaks in corneal incisions following cataract surgery that is not commercially available in the United States and that we are not currently manufacturing. We also have product candidates in preclinical and clinical development designed to utilize our proprietary, bioresorbable hydrogel technology to treat retinal diseases including wet age-related macular degeneration, or wet AMD, diabetic retinopathy, and other retinal diseases; glaucoma or ocular hypertension; and ocular surface diseases and conditions, including dry eye disease. In addition, we have preclinical programs to develop a gene delivery therapy product candidate for targeting inherited and acquired ocular diseases and to develop a product candidate for the treatment of dry age-related macular degeneration, or dry AMD, through complement inhibition.

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

Our core pipeline assets include four programs in clinical development:

●OTX-TKI, an axitinib intravitreal implant being developed for the treatment of wet AMD, diabetic retinopathy and other retinal diseases;

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

In October 2021, the FDA approved an sNDA for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication. With the approval, DEXTENZA is the first FDA-approved, physician-administered intracanalicular insert for the delivery of a preservative-free drug for the treatment of ocular itching associated with allergic conjunctivitis with a single administration for up to 30 days. DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis also represents our first indication approved to be administered in an ophthalmology or optometric office during a routine, non-surgical appointment. In the first quarter of 2022, we commercially launched DEXTENZA in the United States for the treatment of ocular itching associated with allergic conjunctivitis. We have established a separate, smaller office sales force team, dedicated to calling on ophthalmology and optometric offices which is comprised of Key Account Managers and supported by the field reimbursement team. This dedicated sales force could also support our broader pipeline of product candidates in the future, as we believe certain of our other product candidates, if approved, would be primarily used in the office setting.

In November of 2022, the Centers for Medicare & Medicaid Services issued the calendar year 2023 hospital outpatient prospective payment system (OPPS) rules, confirming that DEXTENZA will continue to be separately payable in ambulatory surgery centers under the non-opioid supply provision through 2023. In addition, physician reimbursement for the insertion of DEXTENZA remains available under the product’s Category 1 code, which became effective January 1, 2022, ensuring more reliable payment to physicians for DEXTENZA placement across all payer types and in all settings of care.

We are currently conducting one clinical trial of DEXTENZA as a post-approval requirement of the FDA in accordance with the Pediatric Research Equity Act of 2003, in connection with the FDA’s approval of DEXTENZA. In September 2020, we announced that we had dosed the first pediatric subjects in a U.S.-based, randomized, multicenter Phase 3 clinical trial evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and pain in children following cataract surgery. We intend to enroll approximately 60 subjects in this clinical trial. It is designed to evaluate the safety and biological activity of DEXTENZA compared to an active control, prednisolone acetate suspension eye drops, for the treatment of inflammation and pain following ocular surgery for pediatric cataract in children between zero and five years of age. The primary endpoint is the absence of pain at day eight post-treatment as measured by a FLACC (Face, Legs, Activity, Cry, Consolability) score of zero. Enrollment is ongoing. The FDA has agreed that this Phase 3 clinical trial evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and pain in children following cataract surgery will also satisfy the post-approval requirement for a pediatric trial as it relates to the approval for ocular itching associated with allergic conjunctivitis.

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

Retinal Disease Programs

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

Our Phase 1 clinical trial of OTX-TKI in Australia is comprised of four cohorts consisting of subjects with pre-existing intraretinal and/or subretinal fluid: a lower dose cohort of 200 µg with six subjects; a higher dose cohort of 400 µg with seven subjects; a third cohort with two parallel arms, one arm of six subjects receiving a concomitant anti-VEGF injection with 400 µg of OTX-TKI and the other arm of six subjects receiving a 600 µg of OTX-TKI with no anti-VEGF injection; and a fourth cohort with two parallel arms, one arm of six subjects receiving a 600 µg single implant of OTX-TKI and the other arm of six subjects receiving a 600 µg single implant of OTX-TKI with anti-VEGF injection. In this trial, we are evaluating whether OTX-TKI can reduce existing fluid levels. This trial’s enrollment is complete. Following completion of the trial, we plan to continue to follow subjects at least until their respective seventeen month anniversaries of initial dosing, in accordance with the clinical trial protocol.

At the Angiogenesis, Exudation, and Degeneration 2022 Meeting held in February 2022, we presented interim data from the ongoing Phase 1 clinical trial of OTX-TKI for the treatment of wet AMD conducted in Australia. In subjects with subretinal and/or intraretinal fluid due to wet AMD, OTX-TKI was observed to be generally well tolerated. This data also showed a preliminary signal of biological activity as observed by a clinically meaningful decrease in intraretinal and/or subretinal fluid. We observed extended duration of activity of six months or more for over 60% of subjects across all cohorts and for over 80% of subjects in cohort 3a, in which we administered a 600 μg dose. We believe that a six-month duration of activity could represent a compelling drug product profile.

Our Phase 1 clinical trial of OTX-TKI in the United States enrolled a total of 21 subjects at six clinical sites, comprising two arms consisting of subjects previously treated with, and responsive to, a standard of care anti-VEGF therapy: a 16-subject arm receiving 600 µg OTX-TKI in combination with a single anti-VEGF injection at month one and a five-subject arm receiving on-label aflibercept at eight-week intervals. In this trial, we are evaluating how long we are able to maintain subjects without the need for retreatment. This trial was fully enrolled as of February 2022.

In September 2022, we announced interim seven-month data from the ongoing Phase 1 clinical trial of OTX-TKI in the United States. As of the August 24, 2022 data cutoff date, the interim data showed that the single 600 µg OTX-TKI implant was generally well tolerated with a favorable safety profile. There were no drug-related ocular or systemic serious adverse events, or SAEs, observed. One SAE of endophthalmitis was observed in the OTX-TKI arm which occurred following the aflibercept injection required by the clinical trial protocol at month one and was assessed by the investigator as related to the injection procedure. There were no reported adverse events such as elevated IOP, retinal detachment, retinal vasculitis, or implant migration into the anterior chamber observed in the OTX-TKI arm, and no subjects dropped out of either arm.

There was one subject randomized to the OTX-TKI arm who was inadvertently given aflibercept instead of sham injections at the subject’s month three and month five visits. Since this subject was not treated according to protocol, the subject was excluded from the analysis of biological activity, which comprised 15 out of the 16 subjects in the OTX-TKI arm and all five subjects in the aflibercept arm, but the subject was included in the safety analysis which comprised all 16 subjects in the OTX-TKI arm and all five subjects in the aflibercept arm.

The interim results showed subjects treated with a single 600 µg OTX-TKI implant demonstrated stable and sustained best corrected visual acuity (BCVA) (mean change from baseline of -1.3 letters) and central subfield thickness (CSFT) (mean change from baseline of +9.2 µm) in the OTX-TKI arm at seven months, which was comparable with the aflibercept arm dosed every eight weeks (mean change from BVCA baseline of -1 letter; mean change from CSFT baseline of +0.4 µm). The data also showed that 80% of subjects in the OTX-TKI arm were rescue-free up to six months and 73% of subjects in the OTX-TKI arm were rescue-free up to seven months.

Four subjects were rescued in the OTX-TKI arm. One subject, the subject who experienced endophthalmitis, was rescued twice. None of these rescues met the preestablished rescue criteria set forth in the clinical trial protocol and were instead initiated at investigator discretion.

We plan to complete our analysis of the interim data from the Phase 1 U.S.-based trial and meet with the FDA to discuss potential future clinical trial requirements. Subject to those discussions, we currently plan to initiate a Phase 2/3 U.S.-based clinical trial to evaluate OTX-TKI for the treatment of wet AMD in the third quarter of 2023. We also plan to continue to follow subjects in the U.S.-based Phase 1 clinical trial at least until their respective one-year anniversaries of initial dosing, in accordance with the clinical trial protocol. In addition, we plan to provide a second data update of the Phase 1 U.S. based clinical trial of OTX-TKI for the treatment of wet AMD at the Angiogenesis, Exudation, and Degeneration 2023 Annual Meeting in February 2023 that we expect will include Month 10 safety and efficacy data.

Given our belief in the potential broad applicability of OTX-TKI to other retinal diseases, we also plan to initiate a Phase 1 U.S.-based clinical trial to evaluate OTX-TKI for the treatment of diabetic retinopathy in the first quarter of 2023. We intend to conduct the Phase 1 clinical trial initially under an existing exploratory IND, or eIND, and anticipate the trial will enroll a total of approximately twenty subjects randomized to either a single 600 µg implant of OTX-TKI or sham control. Assuming positive topline data results from the Phase 1 clinical, and subject to a follow-up meeting with the FDA, we believe we could be in a position to initiate our first Phase 3 pivotal clinical trial of OTX-TKI for the treatment of diabetic retinopathy in the first quarter of 2024.

OTX-TKI is protected by a composition of matter patent, U.S. Patent Number 11,439,592, with an expiration date of March 2041. Additional U.S. and foreign patent applications are pending.

Glaucoma Program

OTX-TIC (travoprost intracameral implant)

Our product candidate OTX-TIC is a bioresorbable hydrogel implant incorporating travoprost that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months. In the fourth quarter of 2021, we initiated a randomized, double-masked, controlled Phase 2 clinical trial in which we plan to enroll approximately 105 subjects with open-angle glaucoma or ocular hypertension at 15 to 20 sites between three arms of approximately 35 subjects each to evaluate two formulations of OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension in patients compared to DURYSTA™. We dosed the first patient in the first quarter of 2022 and currently expect to disclose topline data in the fourth quarter of 2023.

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

Ocular Surface Disease Programs

Dry Eye Disease

OTX-DED (dexamethasone intracanalicular insert)

Our product candidate OTX-DED incorporates the FDA-approved corticosteroid dexamethasone as a preservative-free active pharmaceutical ingredient in a hydrogel, drug-eluting intracanalicular insert. OTX-DED incorporates the same active drug as DEXTENZA but includes a lower dose of the drug, is administered in the office setting as a smaller insert and is designed to release dexamethasone over a period of two to three weeks, compared with up to thirty days in the case of DEXTENZA.

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

Based on the data from the Phase 2 clinical trial, we intend to conduct a small trial in connection with our efforts to develop an appropriate placebo comparator that may be used in both the OTX-DED and OTX-CSI programs. Specifically, we intend to evaluate the performance of OTX-DED versus placebo inserts, namely fast-dissolving collagen plugs, and no inserts at all, to explain the placebo performance seen in both the OTX-DED and the OTX-CSI Phase 2 trials in which the vehicle hydrogel placebo insert or placebo comparator vehicle remained in the canaliculus longer than anticipated, performing more like an active comparator than a placebo. We currently expect to begin this trial in the first half of 2023.

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

AffaMed License Agreement

In October 2020, we entered into a license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA and OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. Under the terms of the agreement, we received an upfront payment of $12 million and became eligible to receive development, regulatory and commercial milestone payments and clinical development support payments of up to $91 million in the aggregate, as well as royalties from future product sales. In the fourth quarter of 2021, we received a $1 million milestone payment upon the approval by the FDA of an sNDA for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication; in the second quarter of 2022, we received another $2 million clinical support payment in connection with dosing the first subject in a Phase 2 clinical trial evaluating OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension. Royalties are tiered and will range from the low teens to low twenty percent range. In return, we agreed to grant AffaMed exclusive rights to develop and commercialize DEXTENZA for the treatment of post-surgical inflammation and pain following ophthalmic surgery and ocular itching in patients with allergic conjunctivitis, and OTX-TIC for the reduction of elevated IOP in patients with primary open-angle glaucoma or ocular hypertension in specified Asian markets. We retain the right to develop and commercialize DEXTENZA and OTX-TIC in all other global markets.

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

Mosaic Biosciences Agreement

In June 2021, we entered into an agreement with Mosaic Biosciences, Inc., or Mosaic, to identify new targets and discover novel therapeutic agents aimed at the treatment of dry AMD. Our collaboration with Mosaic has yielded lead compounds that Mosaic has humanized and is now optimizing for our preclinical complement inhibitor program for the treatment of dry AMD. We believe that product candidates with these compounds have the potential to be best-in-class in the complement space with targeted dosing every three to four months.

Business Update Regarding COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets and the related responses of government, businesses and individuals are impacting our employees, patients, customers, communities and business operations. The implementation of travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders and shutdowns, for example, affected our business in 2020 and 2021. During the first nine months of 2022, the COVID-19 pandemic and related employee recruitment and retention challenges for ambulatory surgical centers, or ASCs, and hospital out-patient departments, or HOPDs, slowed the overall pace of cataract procedures performed in the United States, thereby reducing the number of opportunities for ophthalmologists to use DEXTENZA as a treatment for post-surgical ocular inflammation and pain. In addition, recruitment and retention challenges with regards to our own sales force have adversely affected our ability to market DEXTENZA to ophthalmologists and in the office setting. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition and those of our customers, vendors, suppliers, and collaboration partners will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management continues to actively monitor this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see “Item 1A — Risk Factors — Risks Related to the Coronavirus Pandemic,” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Financial Position

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and for the treatment of ocular itching associated with allergic conjunctivitis, and our obtaining marketing approval for and commercializing other products with significant market potential, including OTX-TKI for the treatment of wet AMD, diabetic retinopathy and other retinal diseases, OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension, OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, and OTX-CSI for the chronic treatment of dry eye disease. Our net loss was $24.2 million and $55.5 million for the three and nine months ended September 30, 2022, respectively. Our net income was $2.7 million for the three months ended September 30, 2021 and our net loss was $2.7 million for the nine months ended September 30, 2021. As of September 30, 2022, we had an accumulated deficit of $601.3 million.

Our total costs and operating expenses were $33.5 million and $96.7 million for the three and nine months ended September 30, 2022 including $4.7 million and $14.3 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our total costs and operating expenses were $31.7 million and $91.2 million for the three and nine months ended September 30, 2021 including $4.4 million and $13.0 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our operating expenses have grown as we continue to commercialize DEXTENZA following its entry into the market in July 2019; pursue the clinical development of OTX-TKI, OTX-TIC, OTX-DED, and OTX-CSI; research and develop other product candidates; and seek marketing approval for any product candidate for which we obtain favorable pivotal clinical trial results. We expect to incur substantial sales and marketing expenses in connection with the ongoing commercialization of DEXTENZA and that of any other product candidate for which we may receive approval.

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

Through September 30, 2022, we have financed our operations primarily through sales of our products, public offerings of our common stock, private placements of our convertible notes, borrowings under credit facilities and private placements of our preferred stock, which has resulted in net proceeds of $641.4 million to us.

In August 2021, we and Jefferies LLC, or Jefferies, entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies, acting as agent. In connection with entering into the 2021 Sales Agreement, we and Jefferies terminated our prior Open Market Sale Agreement which we had entered into in 2019. As of November 4, 2022, we have not sold any shares of our common stock under the 2021 Sales Agreement.

DEXTENZA and all of our product candidates are designed to be medical-benefit “buy-and-bill” products with associated procedure codes. Products with these characteristics are designed to be attractive not only to physicians, optometrists, and patients but also to the sites of care that participate in utilization. We primarily derive our product revenues from the sale of DEXTENZA in the United States to a network of specialty distributors, who then sell DEXTENZA to ASCs, HOPDs, and ophthalmology and optometric offices. We also sell directly to a small population of ASCs. In addition to distribution agreements with specialty distributors and a limited number of direct agreements with ASCs, we enter into arrangements with government payors that provide for government-mandated rebates and chargebacks with respect to the purchase of DEXTENZA. In-market unit sales figures—unit sales from specialty distributors to ASCs and HOPDs—for July, August and September 2022 were 8,348, 9,410 and 8,649 units, respectively.  In-market unit sales for October 2022 were approximately 11,500 units.

Based on our current plans and forecasted expenses, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents of $121.0 million as of September 30, 2022 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA product sales, and cash outflows from both operating expenses and capital expenditures. These estimates are subject to various assumptions including those related to the severity and duration of the COVID-19 pandemic, the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. These and other assumptions upon which we have based our estimate may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

In June 2019, we began to recognize revenue from the sales of DEXTENZA for the treatment of post-surgical ocular inflammation and pain. Following the FDA’s approval of our sNDA in October 2021, we launched DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis, our first in-office indication. We began to recognize revenue from the sales of ReSure Sealant for the prevention of wound leaks in corneal incisions following cataract surgery in 2014, although we have received only limited revenues from ReSure Sealant to date. As of the fourth quarter of 2021, we suspended the production of ReSure Sealant in order to focus our manufacturing resources on the commercialization of DEXTENZA.

For the three and nine months ended September 30, 2022, three specialty distributor customers accounted for 42%, 30% and 14%, and 41%, 27% and 18%, respectively, of our total gross product revenue, and no other customer accounted for more than 10% of our total gross product revenue. At September 30, 2022, the three specialty distributor customers accounted for 44%, 30%, and 15% of our total accounts receivable, and no other customer accounted for more than 10% of our total accounts receivable at September 30, 2022.

For the three months and nine months ended September 30, 2021, three specialty distributor customers accounted for 44%, 28%, and 16%, and 44%, 26% and 15%, respectively, of our total gross product revenue, and no other customer accounted for more than 10% of our total gross product revenue.

At December 31, 2021, three specialty distributor customers accounted for 42%, 26% and 21% of our total accounts receivable. No other customer accounted for more than 10% of our accounts receivable at December 31, 2021.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$11,913	$12,153	$(240)
Collaboration revenue	52	—	52
Total revenue, net	11,965	12,153	(188)
Costs and operating expenses:
Cost of product revenue	1,073	1,310	(237)
Research and development	13,719	12,719	1,000
Selling and marketing	10,186	9,576	610
General and administrative	8,531	8,077	454
Total costs and operating expenses	33,509	31,682	1,827
Loss from operations	(21,544)	(19,529)	(2,015)
Other income:
Interest income	285	7	278
Interest expense	(1,797)	(1,658)	(139)
Change in fair value of derivative liability	(1,133)	23,837	(24,970)
Other income (expense), net	1	—	1
Total other income, net	(2,644)	22,186	(24,830)
Net (loss) income	$(24,188)	$2,657	$(26,845)

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the three months ended September 30, 2022 and 2021 were 24.3% and 22.2%, respectively, of gross DEXTENZA product sales.

Net Revenue

We generated $11.9 million of net product revenue during the three months ended September 30, 2022 from sales of our products, all of which was attributable to sales of DEXTENZA. We generated $12.2 million of net product revenue during the three months ended September 30, 2021 from sales of our products, of which $11.9 million was attributable to sales of DEXTENZA and $0.3 million was attributable to sales of ReSure Sealant. We believe that DEXTENZA net product revenues in the third quarter of 2022 were adversely affected by recruitment and retention challenges at ASCs and HOPDs, recruitment and retention challenges among our sales force and a reduction in the physician payment for the insertion of DEXTENZA when our procedure code was converted from a T-code into a category 1 code effective January 1, 2022.

Collaboration Revenue

We recognized $0.1 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC during the three months ended September 30, 2022. We recognize collaboration revenue based on a cost-to-cost method. There was no collaboration revenue for the three months ended September 30, 2021.

Research and Development Expenses

	Three Months Ended
	September 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development expenses by program:
OTX-TKI for wet AMD	$1,472	$572	$900
OTX-TIC for glaucoma or ocular hypertension	798	755	43
OTX-CSI for treatment of dry eye disease	48	832	(784)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	10	1,037	(1,027)
DEXTENZA for post-surgical ocular inflammation and pain	457	445	12
DEXTENZA for ocular itching associated with allergic conjunctivitis	—	2	(2)
Preclinical programs	604	217	387
Unallocated expenses:
Personnel costs	6,204	5,373	831
All other costs	4,126	3,486	640
Total research and development expenses	$13,719	$12,719	$1,000

Research and development expenses were $13.7 million for the three months ended September 30, 2022, compared to $12.7 million for the three months ended September 30, 2021. The increase of $1.0 million was primarily due to an increase of $1.5 million in unallocated expenses offset by a decrease of $0.5 million in clinical related programs. For the three months ended September 30, 2022, we incurred $3.4 million in direct research and development expenses for our products and product candidates compared to $3.9 million for the three months ended September 30, 2021. The decrease of $0.5 million is related to timing and conduct of our various clinical trials for our product candidates and development activities related to our preclinical programs. We expect that clinical trial expenses will increase for our product candidates, including OTX-TKI due to the ongoing Phase 1 clinical trial in the United States for the treatment of wet AMD, our planned Phase 2 clinical trial in the United States for the treatment of wet AMD, and our planned Phase 1 clinical in the United States for the treatment of diabetic retinopathy, and OTX-TIC due to the ongoing Phase 2 clinical trial, and for DEXTENZA due to the ongoing Phase 3 clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement. In addition, we have adopted a plan to progress the development of OTX-CSI, including formulation work to improve product retention. We are also planning to conduct a small trial in connection with our efforts to develop an appropriate placebo comparator that may be used in both the OTX-DED and OTX-CSI programs.

Selling and Marketing Expenses

	Three Months Ended
	September 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$6,907	$6,173	$734
Professional fees	2,170	2,114	56
Facility related and other	1,109	1,289	(180)
Total selling and marketing expenses	$10,186	$9,576	$610

Selling and marketing expenses were $10.2 million for the three months ended September 30, 2022, compared to $9.6 million for the three months ended September 30, 2021. The increase of $0.6 million was primarily due to an increase of $0.7 million in personnel related costs, including stock-based compensation due to the expansion of the commercial workforce to support DEXTENZA.

We expect our selling and marketing expenses to increase in the remainder of 2022 and beyond as we continue to support the commercialization of DEXTENZA.

General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$4,727	$4,315	$412
Professional fees	3,105	3,005	100
Facility related and other	699	757	(58)
Total general and administrative expenses	$8,531	$8,077	$454

General and administrative expenses were $8.5 million for the three months ended September 30, 2022, compared to $8.1 million for the three months ended September 30, 2021, primarily due to an increase of $0.4 million personnel related costs, including stock-based compensation.

Other Income (Expense), Net

Other income, net was $2.6 million for the three months ended September 30, 2022, compared to other expense, net gain was $22.2 million for the three months ended September 30, 2021. The change of $24.8 million was due primarily to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $25.0 million due primarily to a decrease in our common stock price from July 1, 2022 to September 30, 2022 as compared to the prior period.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$36,555	$31,214	$5,341
Collaboration revenue	864	—	864
Total revenue, net	37,419	31,214	6,205
Costs and operating expenses:
Cost of product revenue	3,528	3,298	230
Research and development	39,919	37,505	2,414
Selling and marketing	29,390	26,054	3,336
General and administrative	23,875	24,345	(470)
Total costs and operating expenses	96,712	91,202	5,510
Loss from operations	(59,293)	(59,988)	695
Other income (expense):
Interest income	375	27	348
Interest expense	(5,175)	(4,991)	(184)
Change in fair value of derivative liability	8,598	62,249	(53,651)
Other income (expense), net	(1)	—	(1)
Total other income (expense), net	3,797	57,285	(53,488)
Net loss	$(55,496)	$(2,703)	$(52,793)

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the nine months ended September 30, 2022 and 2021 were 23.1% and 24.2%, respectively, of gross DEXTENZA product sales.

Net Revenue

During the nine months ended September 30, 2022, we generated $36.6 million in net product revenue from sales of our products, all of which was attributable to sales of DEXTENZA. During the nine months ended September 30, 2021, we generated $31.2 million of net revenue from sales of our products, of which $29.7 million was attributable to sales of DEXTENZA and $1.5 million was attributable to sales of ReSure Sealant. We believe the growth in revenue for DEXTENZA was primarily due to increased market acceptance and our ongoing commercialization efforts.

Collaboration Revenue

We recognized $0.9 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC during the nine months ended September 30, 2022. We recognize collaboration revenue based on a cost-to-cost method. There was no collaboration revenue for the nine months ended September 30, 2021.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Direct research and development expenses by program:
OTX-TKI for wet AMD	$4,016	$3,655	$361
OTX-TIC for glaucoma or ocular hypertension	1,988	2,259	(271)
OTX-CSI for treatment of dry eye disease	189	2,729	(2,540)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	317	3,063	(2,746)
DEXTENZA for post-surgical ocular inflammation and pain	1,255	1,228	27
DEXTENZA for ocular itching associated with allergic conjunctivitis	21	78	(57)
ReSure Sealant	—	59	(59)
Preclinical programs	1,341	688	653
Unallocated expenses:
Personnel costs	19,067	15,342	3,725
All other costs	11,725	8,404	3,321
Total research and development expenses	$39,919	$37,505	$2,414

Research and development expenses were $39.9 million for the nine months ended September 30, 2022, compared to $37.5 million for the nine months ended September 30, 2021. The increase of $2.4 million was primarily due to an increase of $7.0 million in unallocated expenses and offset by a decrease of $4.7 million in clinical related programs. For the nine months ended September 30, 2022, we incurred $9.1 million in direct research and development expenses for our products and product candidates compared to $13.8 million for the nine months ended September 30, 2021. The decrease of $4.7 million is related to timing and start of our various clinical trials for our product candidates and development activities related to our preclinical programs. We expect that clinical trial expenses will increase for our product candidates, including OTX-TKI due to the ongoing Phase 1 clinical trial in the United States for the treatment of wet AMD, our planned Phase 2 clinical trial in the United States for the treatment of wet AMD and our planned Phase 1 clinical in the United States for the treatment of diabetic retinopathy, and OTX-TIC due to the ongoing Phase 2 clinical trial, and for DEXTENZA due to the ongoing Phase 3 clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement. We are also planning to conduct a small trial in connection with our efforts to develop an appropriate placebo comparator that may be used in both the OTX-DED and OTX-CSI programs.

Selling and Marketing Expenses

	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$19,487	$17,384	$2,103
Professional fees	6,875	5,544	1,331
Facility related and other	3,028	3,126	(98)
Total selling and marketing expenses	$29,390	$26,054	$3,336

Selling and marketing expenses were $29.4 million for the nine months ended September 30, 2022, compared to $26.1 million for the nine months ended September 30, 2021. The increase of $3.3 million was primarily due to increases of $2.1 million in personnel costs with the expansion of the commercial workforce to support DEXTENZA and $1.3 million in professional fees related to trade shows, conferences and advertising fees.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$13,844	$12,720	$1,124
Professional fees	8,659	9,716	(1,057)
Facility related and other	1,372	1,909	(537)
Total general and administrative expenses	$23,875	$24,345	$(470)

General and administrative expenses were $23.9 million for the nine months ended September 30, 2022, compared to $24.3 million for the nine months ended September 30, 2021. The decrease of $0.5 million was primarily due to a decrease of $1.1 million in professional fees primarily related to legal fees and other professional service costs and $0.5 million in facility related and other costs offset by an increase of $1.1 million of personnel related costs, including stock-based compensation.

Other Income (Expense), Net

Other income, net was $3.8 million for the nine months ended September 30, 2022, compared to $57.3 million other income, net for the nine months ended September 30, 2021. The decrease of $53.5 million was due primarily to the change in fair value of the derivative liability associated with the 2026 Convertible Notes of $53.7 million.

Liquidity and Capital Resources

We have a history of incurring significant operating losses. Our net loss was $24.2 million for the three months ended September 30, 2022, primarily due to a loss from operations of $21.5 million, net interest expense of $1.5 million and a change of $1.1 million in the fair value of our derivative liability related to unsecured senior subordinated convertible notes, or the 2026 Convertible Notes, during the period. Our net loss was $55.5 million for the nine months ended September 30, 2022, primarily due to a loss from operations of $59.3 million offset by a change of $8.6 million in the fair value of our derivative liability related to the 2026 Convertible Notes during the period. Our net loss was $2.7 million for the nine months ended September 30, 2021 primarily due to a loss from operations of $60.0 million offset by a change of $62.2 million in the fair value of our derivative liability related to the 2026 Convertible Notes during the period. Our net losses were $6.6 million and $155.6 million for the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $601.3 million.

We commercially launched DEXTENZA for the treatment of post-surgical ocular inflammation and pain in July 2019, and we commercially launched DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first quarter of 2022. All of our product candidates are in various phases of clinical and preclinical development. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis and our obtaining marketing approval for and commercializing other products with significant market potential, including OTX-TKI for the treatment of wet AMD, diabetic retinopathy and other retinal diseases, OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension, and OTX-DED and OTX-CSI for the treatment of dry eye disease. We believe that recruitment and retention challenges at ASCs and HOPDs and recruitment and retention challenges among our sales force have impacted revenue for the first nine months of 2022, and we anticipate that such challenges may continue beyond the end of 2022.

Under our Credit Agreement, we have a term loan in the aggregate principal amount of approximately $20.8 million, which was rolled over from our prior borrowings under our Credit Facility, and an additional term loan in the principal amount of approximately $4.2 million. We refer to these term loans together as the Term Loans. The aggregate principal amount of the Term Loans available under the Credit Facility, or the Total Credit Facility Amount, is $25.0 million, the entirety of which was drawn at the closing of the most recent amendment to our Credit Facility in June 2021. As of September 30, 2022, the interest rate was 9.31%. Under the current terms of our Credit Facility, we are permitted to make interest-only payments on the Term Loans on a monthly basis until May 1, 2024. Thereafter, in addition to the monthly interest payments, we are required to make principal payments on the Term Loans in accordance with the amortization schedules set forth in the Credit Agreement. Remaining unpaid principal and accrued interest outstanding on the maturity date is due on the maturity date, which shall be November 30, 2025, unless we are able to provide the Administrative Agent evidence reasonably satisfactory to it, by November 15, 2025, that the outstanding principal amount of the 2026 Convertible Notes has been converted into equity interests of ours and that such indebtedness is otherwise indefeasibly satisfied in full, in which case the term is automatically extended until April 1, 2026.

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

Through September 30, 2022, we have financed our operations primarily through sales of our products, private placements of our preferred stock, public offerings of our common stock, private placements of our convertible notes and borrowings under credit facilities, which has resulted in net proceeds of $641.4 million to us.

As of September 30, 2022, we had cash and cash equivalents of $121.0 million; outstanding debt of $25.2 million, net of unamortized discount; and the 2026 Convertible Notes with $37.5 million of aggregate principal amount, plus accrued interest of $8.1 million.

Cash Flows

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of September 30, 2022, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2022	2021

Cash used in operating activities	$(42,645)	$(50,397)
Cash used in investing activities	(1,565)	(563)
Cash provided by financing activities	996	2,184
Net decrease in cash and cash equivalents	$(43,214)	$(48,776)

Operating activities. Net cash used in operating activities was $42.6 million for the nine months ended September 30, 2022, primarily resulting from our net loss of $55.5 million, the change in the fair value of our derivative liability of $8.6 million more than offset by $18.0 million of other non-cash items and net favorable changes in our operating assets and liabilities of $3.5 million,. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which significantly offset any contributions from our revenues to date. Our net non-cash charges during the nine months ended September 30, 2022 consisted primarily of $12.7 million of stock-based compensation expense, $3.6 million in non-cash interest expense and $1.6 million in depreciation and amortization expense and the change in fair value of the derivative liability of $8.6 million. Net cash generated by favorable changes in our operating assets and liabilities during the nine months ended September 30, 2022 consisted primarily of net decreases in accounts receivable, prepaid expenses and other current assets of $2.8 million.

Net cash used in operating activities was $50.4 million for the nine months ended September 30, 2021, primarily resulting from our net loss of $2.7 million and the gain on the change in the fair value of our derivative liability of $62.2 million and partially offset by $16.4 million of other non-cash items and changes in our operating assets and liabilities of $1.9 million. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which significantly offset any contributions from our revenues to date. Our net non-cash charges during the nine months ended September 30, 2021 consisted primarily of $11.1 million of stock-based compensation expense, $1.9 million in depreciation and amortization expense and non-cash interest expense of $3.4 million and the gain in fair value of the derivative liability of $62.2 million. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2021 consisted primarily of increases in accrued expenses, and accounts receivable as we continue to commercialize DEXTENZA.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 totaled $1.6 million and $0.6 million, respectively. For both periods, the investing activities were purchases in equipment.

Financing activities. Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2022 and $2.2 million for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 of $1.0 million consisted of $0.5 million from the exercise of stock options and $0.5 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan.

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

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States, including for DEXTENZA in the office setting for the treatment of ocular itching associated with allergic conjunctivitis;

●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any of our products or product candidates we intend to commercialize;

●	continue ongoing clinical trials for our product candidates OTX-TKI (in both Australia and the United States) for the treatment of wet AMD and OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension, and our ongoing clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery in accordance with the FDA’s post-approval requirement;

●	determine to initiate new clinical trials to evaluate OTX-TKI for the treatment of wet AMD, diabetic retinopathy and other retinal diseases, OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, and OTX-CSI for the chronic treatment of dry eye disease, conduct planned clinical trials to evaluate OTX-TKI for the treatment of diabetic retinopathy and OTX-TKI for the treatment of wet AMD, conduct a collaborative trial in connection with our efforts to develop an appropriate placebo comparator that may be used in both OTX-DED and OTX-CSI programs, and conduct development activities regarding our programs;

●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in specified Asian markets pursuant to our license agreement and collaboration with AffaMed;

●	advance our preclinical development programs, including our program to develop a gene therapy product candidate for the treatment of inherited and acquired ocular diseases and our program to develop a product candidate for the treatment of dry AMD through complement inhibition;

●	seek marketing approvals for any of our product candidates that successfully complete clinical development;

●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;

●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;

●	make investments to improve our cybersecurity defenses and establish and maintain cybersecurity insurance; and

●	continue to operate as a public company.

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of September 30, 2022, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;

●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future, including cost increases due to inflation;

●	the progress, costs and outcome of our ongoing and planned clinical trials of and ongoing clinical development activities for our product candidates, in particular OTX-TKI for the treatment of wet AMD, diabetic retinopathy and other retinal diseases and OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension;

●	the scope, progress, costs and outcome of preclinical development and clinical trials of any other product candidates;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;

●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;

●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;

●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;

●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;

●	the costs and outcomes of legal actions and proceedings;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or invest in other businesses, products and technologies.

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

During the three and nine months ended September 30, 2022, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

On October 18, 2022, the Company exercised its option to extend the existing operating lease for its manufacturing space located at 36 Crosby Drive in Bedford, Massachusetts (19,786 square feet), which would otherwise have expired on July 31, 2023, by an additional five-year term, resulting in a new expiration date of July 31, 2028. Because rent has not yet been determined, the Company cannot make a reliable estimate of the financial effect of this event at this point. Refer to Note 16 – Subsequent Events to the current period’s condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2022, we had cash and cash equivalents of $121.0 million, which consisted of money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

We account for the conversion option embedded in our 2026 Convertible Notes as a separate financial instrument, measured at fair value, using a binomial lattice model, which we refer to as the Derivative Liability. As of September 30, 2022, the Derivative Liability was valued at $11.6 million. As of September 30, 2022, a 10% increase or decrease of the main inputs to the valuation model would not have a material effect on the fair value of the Derivative Liability. Changes of the fair value of the Derivative Liability have no impact on anticipated cash outflows.

As of September 30, 2022, we had a variable interest rate-based note payable with a principal amount of $25.0 million. Expected cash outflows from this financial instrument fluctuate based on changes in the U.S. dollar-denominated LIBOR index which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of September 30, 2022, an immediate 100 basis point increase or decrease in the U.S. dollar-denominated LIBOR index would not have a material effect on the anticipated cash outflows from this instrument.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCULAR THERAPEUTIX, INC.

Date: November 7, 2022	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)