Form 10-Q
period 2023-03-31
OCULAR THERAPEUTIX, INC
filed 2023-05-08
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, there were 77,524,666 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing and planned clinical trials, including our Phase 1 clinical trials of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD, our Phase 1 clinical trial of OTX-TKI for the treatment of diabetic retinopathy, or DR, our Phase 2 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension, our clinical trial to evaluate DEXTENZA® in pediatric subjects following cataract surgery and our planned pivotal clinical trials of OTX-TKI for the treatment of wet AMD and the treatment of DR;
●	our commercialization efforts for our product DEXTENZA;
●	our plans to develop, seek regulatory approval for and commercialize OTX-TKI, OTX-TIC, OTX-DED, OTX-CSI, and our other product candidates based on our proprietary bioresorbable hydrogel technology ELUTYX™;
●	our ability to manufacture DEXTENZA and our product candidates in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and our product candidates;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA and our product candidates;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future;

●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations; and
●	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2023, in each case particularly in the section captioned “Risk Factors”, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, licensing agreements or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q, and our other periodic reports, completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q. We do not assume, and we expressly disclaim, any obligation or undertaking to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$79,026	$102,300
Accounts receivable, net	21,124	21,325
Inventory	2,266	1,974
Prepaid expenses and other current assets	4,746	4,028
Total current assets	107,162	129,627
Property and equipment, net	12,022	9,856
Restricted cash	1,764	1,764
Operating lease assets	7,625	8,042
Total assets	$128,573	$149,289
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,441	$5,123
Accrued expenses and other current liabilities	21,993	24,097
Deferred revenue	463	576
Operating lease liabilities	1,818	1,599
Total current liabilities	29,715	31,395
Other liabilities:
Operating lease liabilities, net of current portion	8,114	8,678
Derivative liability	12,914	6,351
Deferred revenue, net of current portion	13,340	13,387
Notes payable, net of discount	25,321	25,257
Other non-current liabilities	100	93
2026 convertible notes, net	29,358	28,749
Total liabilities	118,862	113,910
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized and 77,516,638 and 77,201,819 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	8	8
Additional paid-in capital	656,863	652,213
Accumulated deficit	(647,160)	(616,842)
Total stockholders’ equity	9,711	35,379
Total liabilities and stockholders’ equity	$128,573	$149,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Product revenue, net	$13,214	$12,498
Collaboration revenue	160	689
Total revenue, net	13,374	13,187
Costs and operating expenses:
Cost of product revenue	1,214	1,300
Research and development	14,747	13,100
Selling and marketing	10,835	9,063
General and administrative	9,127	7,557
Total costs and operating expenses	35,923	31,020
Loss from operations	(22,549)	(17,833)
Other income (expense):
Interest income	563	18
Interest expense	(1,768)	(1,683)
Change in fair value of derivative liability	(6,563)	6,958
Other expense, net	(1)	(2)
Total other (expense) income, net	(7,769)	5,291
Net loss	$(30,318)	$(12,542)
Net loss per share, basic	$(0.39)	$(0.16)
Weighted average common shares outstanding, basic	77,386,287	76,745,663
Net loss per share, diluted	$(0.39)	$(0.22)
Weighted average common shares outstanding, diluted	77,386,287	82,514,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,318)	$(12,542)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,572	4,209
Non-cash interest expense	1,228	1,186
Change in fair value of derivative liability	6,563	(6,958)
Depreciation and amortization expense	483	557
Gain (loss) on disposal of property and equipment	(1)	2
Changes in operating assets and liabilities:
Accounts receivable	201	(2,072)
Prepaid expenses and other current assets	(718)	81
Inventory	(292)	(108)
Accounts payable	1,025	(1,113)
Operating lease assets and liabilities	72	(105)
Accrued expenses	(2,628)	(3,048)
Deferred revenue	(160)	1,311
Net cash used in operating activities	(19,973)	(18,600)
Cash flows from investing activities:
Purchases of property and equipment	(3,379)	(276)
Net cash used in investing activities	(3,379)	(276)
Cash flows from financing activities:
Proceeds from issuance of short-term bridge loan	2,000	—
Proceeds from exercise of stock options	78	129
Repayment of short-term bridge loan	(2,000)	—
Net cash provided by financing activities	78	129
Net decrease in cash, cash equivalents and restricted cash	(23,274)	(18,747)
Cash, cash equivalents and restricted cash at beginning of period	104,064	165,928
Cash, cash equivalents and restricted cash at end of period	$80,790	$147,181
Supplemental disclosure of cash flow information:
Cash paid for interest	$701	$495
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$646	$123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2022	77,201,819	$8	$652,213	$(616,842)	$35,379
Issuance of common stock upon exercise of stock options	26,443	—	78	—	78
Issuance of common stock upon vesting of restricted stock units	288,376	—	—	—	—
Stock-based compensation expense	—	—	4,572	—	4,572
Net loss	—	—	—	(30,318)	(30,318)
Balances at March 31, 2023	77,516,638	$8	$656,863	$(647,160)	$9,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary bioresorbable hydrogel-based formulation technology ELUTYX. The Company’s mission is to build an ophthalmology-focused biopharmaceutical company that capitalizes on the gaps that the Company believes increasingly exist in the ophthalmology sector between single product companies and large, multi-product pharmaceutical companies.

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

The Company is currently commercializing DEXTENZA (dexamethasone insert) 0.4mg, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain and for the treatment of ocular itching associated with allergic conjunctivitis, in the United States. The Company’s most advanced product candidates are in either Phase 1 or Phase 2 of clinical stage development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of March 31, 2023, the Company had an accumulated deficit of $647,160. Based on its current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses and capital expenditures, but excludes expenses related to our planned pivotal clinical trials for OTX-TKI as we do not intend to initiate such trials without receipt of additional funding, the Company believes that its existing cash and cash equivalents of $79,026 as of March 31, 2023 will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these unaudited condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to generate cash flows from the sale of DEXTENZA and raise additional capital to finance its operations. The Company will need to finance its operations through public or private securities offerings, debt financings, collaborations, strategic alliances, licensing agreements, royalty agreements, or marketing and distribution agreements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are consistent with those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2023.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the measurement and recognition of reserves for variable consideration related to product sales, revenue recognition related to a collaboration agreement that contains multiple promises, the fair value of derivatives, stock-based compensation, and realizability of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Unaudited Interim Financial Information

The balance sheet at December 31, 2022 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP.  The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2023 and results of operations and cash flows for the three months ended March 31, 2023 and 2022 have been made.  The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

3. Licensing Agreements and Deferred Revenue

Incept License Agreement (in-licensing)

On September 13, 2018, the Company entered into a second amended and restated license agreement with Incept, LLC (“Incept”) to use and develop certain intellectual property (the “Incept License”). Under the Incept License, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to use specific Incept technology to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license.

The terms and conditions of the Incept License are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

Royalties paid under this agreement related to product sales were $417 and $369 for the three months ended March 31, 2023 and 2022, respectively. Royalties have been charged to cost of product revenue.

AffaMed License Agreement (out-licensing)

On October 29, 2020, the Company entered into license agreement (“License Agreement”) with AffaMed Therapeutic Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis and for the Company’s OTX-TIC product candidate regarding open-angle glaucoma or ocular hypertension, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

The terms and conditions of the License Agreement are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

During the three months ended March 31, 2022, the Company invoiced AffaMed $2,000 for a clinical trial support payment in connection with the initiation of the OTX-TIC Phase 2 clinical trial. The Company concluded this clinical support payment was no longer constrained and has allocated the amount to the Phase 2 Clinical Trial of OTX-TIC performance obligation as an addition to deferred revenue.

The Company recognized $160 and $689 of collaboration revenue related to this performance obligation for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the aggregate amount of the transaction price allocated to the partially unsatisfied Phase 2 Clinical Trial of OTX-TIC performance obligation was $803. This amount is expected to be recognized as this performance obligation is satisfied through June 2025.

Deferred revenue activity for the three months ended March 31, 2023 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2022	$13,963
Additions	—
Amounts recognized into revenue	(160)
Deferred revenue at March 31, 2023	$13,803

4. Cash Equivalents and Restricted Cash

As of March 31, 2023 and December 31, 2022, the Company held restricted cash of $1,764, respectively, on its unaudited condensed consolidated balance sheets. The Company held restricted cash as security deposits for its real estate leases.

The Company’s unaudited condensed consolidated statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statement of cash flows is as follows:

	March 31,	March 31,
	2023	2022
Cash and cash equivalents	$79,026	$145,417
Restricted cash	1,764	1,764
Total cash, cash equivalents and restricted cash	$80,790	$147,181

5. Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$228	$309
Work-in-process	773	899
Finished goods	1,265	766
	$2,266	$1,974

6. Expenses

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued payroll and related expenses	$4,527	$7,509
Accrued rebates and programs	3,914	3,560
Accrued professional fees	1,035	1,228
Accrued research and development expenses	1,947	1,816
Accrued interest payable on 2026 convertible notes	9,191	8,756
Accrued other	1,379	1,228
	$21,993	$24,097

7. Financial Liabilities

Convertible Notes

On March 1, 2019, the Company issued $37,500 of convertible notes, which accrue interest at an annual rate of 6% of their outstanding principal amount, which is payable, along with the principal amount at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed (the “2026 Convertible Notes”). The Company presents accrued interest in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets because the 2026 Convertible Notes are currently convertible and the interest is payable in cash. The effective annual interest rate for the 2026 Convertible Notes was 14.8% through March 31, 2023.

The terms and conditions of the 2026 Convertible Notes are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

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

A summary of the 2026 Convertible Notes at March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
	2023	2022
2026 Convertible Notes	$37,500	$37,500
Less: unamortized discount	(8,142)	(8,751)
Total	$29,358	$28,749

Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “Credit Agreement”) establishing the Company’s credit facility (the “Credit Facility”). Under the Credit Facility, the Company has a total borrowing capacity of $25,000, which was fully drawn down as of March 31, 2023. The carrying value of the Company’s variable interest rate notes payable are recorded at amortized cost, which approximates fair value due to their short-term nature.

The terms and conditions of the Credit Agreement and the Credit Facility are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023, except with respect to Amendment No. 1 to the Credit Agreement as described below.

On March 12, 2023, the Company requested, and received, a protective advance of $2,000 under the Credit Agreement as a short-term bridge loan in response to the closure of Silicon Valley Bank by the California Department of Financial Protection and Innovation. This protective advance was deemed a credit extension. The Company repaid the full principal amount of $2,000 in March 2023.

On March 31, 2023, the Company entered into Amendment No. 1 to the Credit Agreement (the “Amendment”) to replace the LIBOR-based interest rate provisions of the Credit Agreement with interest rate provisions based on the Secured Overnight Financing Rate, or SOFR, establish a benchmark replacement mechanism and make additional administrative updates. The Company accounted for the Amendment as a modification in accordance with the guidance in ASC 470-50 Debt. Application of the modification accounting guidance did not have a material effect on the carrying amount of the long-term notes payable.

Borrowings outstanding are as follows:

	March 31,	December 31,
	2023	2022
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	391	335
Unamortized discount	(70)	(78)
Long-term notes payable	$25,321	$25,257

As of March 31, 2023, the annual requirement for the repayment of principal for the Credit Facility, inclusive of the final payment of $875 due at expiration, was as follows:

Year Ending December 31,	Principal	Final Payment	Total
2023	—	—	—
2024	8,333	—	8,333
2025	16,667	875	17,542
	$25,000	$875	$25,875

8. Derivative Liability

The 2026 Convertible Notes (Note 7) contain an embedded conversion option that meets the criteria to be bifurcated and accounted for separately from the 2026 Convertible Notes (the "Derivative Liability"). The Derivative Liability was recorded at fair value upon the issuance of the 2026 Convertible Notes and is subsequently remeasured to fair value at each reporting period. The 2026 Convertible Notes were initially valued and are remeasured using a "with-and-without" method. The "with-and-without" methodology involves valuing the whole instrument on an as-is basis with the embedded conversion option and then valuing the 2026 Convertible Notes without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Derivative Liability. Refer to Note 9 for details regarding the determination of fair value.

9. Risks and Fair Value

Concentration of Credit Risk and of Significant Suppliers and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company has its cash and cash equivalents balances at two accredited financial institutions, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

For the three months ended March 31, 2023, three specialty distributor customers accounted for 52%, 25%, and 13% of the Company’s gross product revenue, and at March 31, 2023, three specialty distributor customers accounted for 55%, 24%, and 13% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue for the three months ended March 31, 2023, or accounts receivable at March 31, 2023.

For the three months ended March 31, 2022, three specialty distributor customers accounted for 42%, 25%, and 23% of the Company’s gross product revenue. At December 31, 2022, three specialty distributor customers accounted for 52%, 24%, and 15% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue for the three months ended March 31, 2022, or accounts receivable at December 31, 2022.

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$72,796	$—	$—	$72,796

Liability:
Derivative liability	$—	$—	$12,914	$12,914

	Fair Value Measurements as of
	December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$30,188	$—	$—	$30,188

Liability:
Derivative liability	$—	$—	$6,351	$6,351

At March 31, 2023, the 2026 Convertible Notes, net of the Derivative Liability, were carried at amortized cost totaling $38,549, comprised of the $29,358 non-current liability (Note 7) and $9,191 accrued interest (Note 6). At December 31, 2022, the 2026 Convertible Notes, net of the Derivative Liability, were carried at amortized cost totaling $37,505, comprised of the $28,749 non-current liability (Note 7) and $8,756 accrued interest (Note 6). The estimated fair value of the 2026 Convertible Notes, without the Derivative Liability, was $34,933 and $33,177 at March 31, 2023 and December 31, 2022, respectively.

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

The main inputs to valuing the 2026 Convertible Notes with the conversion option are as follows:

	As of
	March 31,	December 31,
	2023	2022
Company's stock price	$5.27	$2.81
Volatility	76.0%	93.8%
Bond yield	15.5%	16.2%

A roll-forward of the derivative liability is as follows:

As of
Balance at December 31, 2022	$6,351
Change in fair value	6,563
Balance at March 31, 2023	$12,914

10. Equity

On August 9, 2021, the Company and Jefferies LLC (“Jefferies”) entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. As of May 4, 2023, the Company has not sold any shares of common stock under the 2021 Sales Agreement.

11. Stock-Based Awards

For the three months ended March 31, 2023, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the 2014 Employee Stock Purchase

Plan (the “ESPP”), collectively the “Stock Plans”. The terms and conditions of the Stock Plans are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

During the three months ended March 31, 2023, the Company granted options to purchase 2,991,141 shares of common stock, at a weighted exercise price of $3.89 per share, all under the 2021 Plan.

During the three months ended March 31, 2023, the Company granted 947,633 restricted stock units, or RSUs, all under the 2021 Plan. Each RSU is equivalent to one share of common stock upon vesting.

During the three months ended March 31, 2023, a total of 131,347 stock options and RSUs expired or were forfeited.

As of March 31, 2023, 2,055,747, 545,375, and 689,475 shares of common stock remained available for issuance under the 2021 Plan, the 2019 Inducement Plan, and the ESPP, respectively.

The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of its unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
	2023	2022
Research and development	$1,141	$1,062
Selling and marketing	1,043	1,138
General and administrative	2,388	2,009
	$4,572	$4,209

As of March 31, 2023, the Company had an aggregate of $26,118 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.58 years.

12. Income Taxes

The Company did not provide for any income taxes in its unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2023 and December 31, 2022, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

13. Net Loss Per Share

Basic net loss per share was calculated as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(30,318)	$(12,542)
Denominator:
Weighted average common shares outstanding, basic	77,386,287	76,745,663
Net loss per share - basic	$(0.39)	$(0.16)

For the three months ended March 31, 2023 there was no dilutive impact from potentially issuable common shares. Therefore, diluted net loss per share was the same as basic net loss per share. Diluted net loss per share was calculated as follows for the three months ended March 31, 2022:

Three Months Ended March 31,
2022
Net loss attributable to common stockholders, basic	$(12,542)
Interest expense on 2026 Convertible Notes	1,123
Change in fair value of derivative liability	(6,958)
Net loss attributable to common stockholders, diluted	$(18,377)

Weighted average common shares outstanding, basic	76,745,663
Dilutive options (treasury stock method)	—
Shares issuable upon conversion of 2026 Convertible Notes, as if converted	5,769,232
Weighted average common shares outstanding, diluted	82,514,895

Net loss per share attributable to common stockholders, diluted	$(0.22)

The Company excluded the following potentially issuable common shares, outstanding as of March 31, 2023 and 2022, from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022 because they had an anti-dilutive impact.

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	16,546,260	13,618,221
Restricted stock units	1,708,741	926,063
Shares issuable upon conversion of 2026 Convertible Notes, if converted	5,769,232	—
	24,024,233	14,544,284

14. Commitments and Contingencies

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

15. Related Party Transactions

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. The Company's Chief Business Officer’s sister is a managing partner at WilmerHale, who has not participated in providing legal services to the Company. The Company incurred fees for legal services rendered by WilmerHale of approximately $394 and $327 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, there was $156 and $0 recorded in accounts payable for WilmerHale. As of March 31, 2023 and December 31, 2022, there was $238 and $24 recorded in accrued expenses for WilmerHale.

16. Subsequent Events

No subsequent events noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the formulation, development, and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary bioresorbable hydrogel-based formulation technology which we refer to as ELUTYX. Our mission is to build an ophthalmology-focused biopharmaceutical company that capitalizes on the gaps that we believe increasingly exist in the ophthalmology sector between single product companies and large, multi-product pharmaceutical companies.

Our current products and product candidates in clinical development incorporate therapeutic agents that have previously received regulatory approval from the U.S. Food and Drug Administration, or FDA, including small molecules, into our proprietary bioresorbable hydrogel-based formulation technology ELUTYX, with the goal of providing local programmed release to tailor the duration and amount of the therapeutic agent to be delivered to the eye. We believe that our local programmed-release drug delivery technology has the potential to enable the treatment of conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intravitreal implants, intracameral implants and intracanalicular inserts. The hydrogel technology that underpins ELUTYX has been used in the human body since 1992 and has demonstrated its safety and effectiveness in over 5 million patients across five FDA-approved devices since that time. Our own approved product, DEXTENZA, has been used in nearly 300,000 eyes since launch with reported adverse events in less than 1 in 10,000 patients. This data demonstrates that the ELUTYX technology is well tolerated, and enables the ideal polymer for a product candidate like OTX-TKI. The only factors that regulate the bioresorption of our ELUTYX polymer are temperature and pH of the aqueous environment. As human body temperature and pH of the human aqueous environment are within a typical range for each human, and since water levels in essentially all retinas are generally sufficient to saturate our polymer matrix, we believe we can program the time to bioresorption so the polymer will be intact long-enough to deliver the active pharmaceutical ingredient and then be fully bio-resorbed when re-dosing is required. The added benefits of not creating an acidic micro-environment, its easy elimination from the vitreous leaving behind no harmful byproducts, and its soft gel properties give added comfort to the safety profile. This technology would potentially provide solutions not only for the durable therapies for wet age-related macular degeneration, or wet AMD, to decrease the injection burden, but also for the other retinal indications which need frequent injections, like geographic atrophy.

We are currently commercializing DEXTENZA, an intracanalicular insert for the treatment of both post-surgical ocular inflammation and pain and ocular itching associated with allergic conjunctivitis, in the United States. We also have product candidates in clinical and preclinical development:

●OTX-TKI, an axitinib intravitreal implant being developed for the treatment of wet age-related macular degeneration, or AMD, diabetic retinopathy, or DR, and other retinal diseases;
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

●A complement inhibitor program in preclinical development for the treatment of dry age-related macular degeneration, or dry AMD; and
●A gene delivery program in preclinical development using our proprietary bioresorbable hydrogel technology ELUTYX to control the release of vectors such as adeno-associated virus to ocular tissues for the treatment of inherited and acquired ocular diseases, including dry or wet AMD.

Clinical Portfolio

Retinal Diseases

OTX-TKI (axitinib intravitreal implant)

Our product candidate OTX-TKI is a preformed, bioresorbable hydrogel fiber implant based on our ELUTYX technology incorporating axitinib, a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection and designed for a duration of six months or longer. We are conducting a Phase 1 clinical trial in Australia and a Phase 1 clinical trial in the United States to evaluate OTX-TKI for the treatment of wet AMD. Our implants have delivered anti-VEGF compounds in vitro over a targeted nine to twelve month period. We are delivering the implant through a 25 gauge or narrower needle and designed OTX-TKI to create a re-treatment window when an effective dose of axitinib is still getting to the target tissues after full bioresorption of the initial implant. This would ensure that the vitreous would never have more than one implant at any one time and that the patient would have some leeway in scheduling an appointment to be re-dosed. We are also conducting a Phase 1 clinical trial in the United States to evaluate OTX-TKI for the treatment of DR.

We are conducting our two Phase 1 trials of OTX-TKI for the treatment of wet AMD with different formulations of axitinib. We currently intend to move forward into pivotal trials with our single 600 µg axitinib implant formulation of OTX-TKI for both the treatment of wet AMD and the treatment of DR. We are also developing a second formulation of OTX-TKI that could be used in future trials of retinal indications.

Wet Age-Related Macular Degeneration (wet AMD)

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

The interim results showed subjects treated with a single OTX-TKI implant demonstrated stable and sustained BCVA (mean change from baseline of -0.3 letters) and CSFT (mean change from baseline of -1.3 µm) in the OTX-TKI arm at 10 months, which was comparable with the aflibercept arm (mean change from BCVA baseline of -0.8 letters; mean change from CSFT baseline of -4.5 µm). Up to Month 10, 73% of subjects remained rescue-free. One subject, the subject who experienced endophthalmitis, was rescued twice. Overall, a 92% reduction in treatment burden (average percent decrease in monthly injections over the period compared to the subjects’ historical injection regimen) was observed in OTX-TKI treated subjects for up to 10 months. Four subjects were rescued in the OTX-TKI arm up to Month 10. One additional subject was rescued at that subject’s Month 10 visit.

In April 2023, we presented an update on OTX-TKI at the 2023 Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting that covered preclinical pharmacokinetics, or PK, and a review of the 10-month interim data from the ongoing Phase 1 clinical trial of OTX-TKI in the United States, including OTX-TKI implant resorption data to date. We augmented the results from our ongoing clinical trial with PK data in two animal models showing the uptake of axitinib from our hydrogel implant in the choroid and retinal pigment epithelium, or RPE, cells, where axitinib acts intra-cellularly to exert its VEGF receptor inhibiting effect. That data showed that clinically representative formulations of OTX-TKI delivered sustained axitinib concentrations through 12 months that were well above the IC50 for VEGFR-2 (vascular endothelial growth factor receptor) in cynomolgus monkey retina tissue and in choroid/RPE tissues. This preclinical PK data aligns with the pharmacodynamics data we have observed to date in our ongoing U.S. clinical trial, namely the high proportion of rescue-free subjects up to Month 10 and suggests that OTX-TKI may provide continuous VEGF receptor inhibition, which, in turn, may support this new treatment paradigm, Treat to Maintain, in wet AMD care.

We plan to present topline 12-month data from the ongoing Phase 1 clinical trial of OTX-TKI in the United States in June 2023 at the Clinical Trials at the Summit 2023 conference sponsored by the American Society of Retina Specialists. We anticipate seeing a reactivation of disease in some patients, which we believe would indicate OTX-TKI continues to function as designed with axitinib concentrations beginning to fall below therapeutic levels.

We continue to have productive discussions with the FDA and recently completed a formal meeting with the FDA that included a discussion of our data and clinical development strategy. We believe we have two potential designs for pivotal clinical trials and intend to initiate the first of two required pivotal clinical trials for the treatment of wet AMD as early as the third quarter of 2023, subject to obtaining the necessary financing.

Diabetic Retinopathy (DR)

Given our belief in the potential applicability of OTX-TKI to other retinal diseases, we initiated a Phase 1 U.S.- based clinical trial to evaluate OTX-TKI for the treatment of DR in the fourth quarter of 2022 and dosed our first patient in February 2023. We are conducting the Phase 1 clinical trial initially under an exploratory Investigational New Drug Application, or eIND. The trial is designed to include approximately 21 subjects with diabetic retinopathy secondary to type 1 or type 2 diabetes who had not had an anti-VEGF injection in the prior 12 months or diabetic macular edema, or DME, in the prior six months, randomized 2:1 to either a single 600 µg implant of OTX-TKI or sham control across approximately 10 sites. The Phase 1 trial is currently enrolling and we anticipate disclosing topline results as early as the fourth quarter of 2023.

We continue to have productive discussions with the FDA and recently completed a formal meeting with the FDA that included a discussion of our data and clinical development strategy. We believe that we have a potential pivotal design for DR that is consistent with the FDA’s guidance. Subject to topline data results from the ongoing Phase 1 clinical trial and obtaining the necessary financing, we plan to be prepared to initiate a Phase 3 clinical trial for DR as early as the first quarter of 2024.

Glaucoma Program

OTX-TIC (travoprost intracameral implant)

Our product candidate OTX-TIC is a bioresorbable hydrogel implant based on our ELUTYX technology incorporating travoprost, an FDA-approved prostaglandin analog designed to lower elevated IOP, that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months with a single treatment.

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

In the Phase 1 clinical trial, at least one subject in each of the four cohorts receiving OTX-TIC were observed to experience a mean change in IOP from baseline as measured at 8:00 am, 10:00 a.m. and 4:00 p.m. as early as two days following injection. We believe these results were comparable to the decrease in IOP achieved with topical travoprost administered via daily eye drops, the current standard of care. IOP lowering effects lasted more than six months in most of the subjects in cohorts 1 and 2 and approximately three to six months in subjects in cohorts 3 and 4. We believe, based on these results, that OTX-TIC shows potential as a sustained-release therapy with a long duration of action.

We initiated a Phase 2 clinical trial evaluating the safety, tolerability and efficacy of OTX-TIC for the treatment of patients with primary open-angle glaucoma or ocular hypertension in the fourth quarter of 2021 and dosed the first subject in the first quarter of 2022. The Phase 2 clinical trial was designed to include approximately 105 subjects at 15 to 20 sites between three arms of approximately 35 subjects each to evaluate two formulations of OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension in subjects compared to DURYSTA. The non-study eye of each subject will receive a topical prostaglandin daily. The primary efficacy endpoint is measured by diurnal IOP mean change from baseline (8 a.m., 10 a.m. and 4 p.m.) at two, six and 12 weeks. One arm in the Phase 2 clinical trial is receiving the same formulation used in cohort 2 of the Phase 1 clinical trial, containing a 26 µg dose of drug and utilizing a standard implant. The second arm was receiving the same formulation used in cohort 4 of the Phase 1 clinical trial, containing a 5 µg dose of drug and utilizing a fast-degrading implant. The active comparator control arm will receive one injection of DURYSTA in one eye and a topical prostaglandin daily in the non-study eye. Due to elevations in IOP observed in six subjects in the OTX-TIC 5 µg arm of the trial approximately 12 weeks after enrollment, we terminated enrollment in the 5 µg arm of the trial in the fourth quarter of 2022 and are continuing forward with the OTX-TIC 26 µg and DURYSTA arms of the trial. We expect that the Phase 2 clinical trial will consist of approximately 86 patients: approximately 35 patients in the OTX-TIC 26 µg treatment arm, 35 patients in the DURYSTA arm and approximately 16 patients that were previously enrolled in the OTX-TIC 5 µg treatment arm. The Phase 2 clinical trial is currently enrolling and we plan to provide topline data, assessing the efficacy and durability of OTX-TIC and the preservation of endothelial cell health that could make the drug suitable for chronic dosing, in the fourth quarter of 2023.

In April 2023, we presented a poster on OTX-TIC at the 2023 Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting that covered data around the preclinical safety and tolerability of repeated intracameral travoprost implant (OTX-TIC) administrations.

Ocular Surface Disease Programs

Dry Eye Disease

OTX-DED (dexamethasone intracanalicular insert)

Our product candidate OTX-DED incorporates the FDA-approved corticosteroid dexamethasone as a preservative-free active pharmaceutical ingredient in a hydrogel, drug-eluting intracanalicular insert based on our ELUTYX technology. OTX-DED incorporates the same active drug as DEXTENZA but includes a lower dose of the drug, is administered in the office setting as a smaller insert and is designed to release dexamethasone over a period of two to three weeks, compared with up to thirty days in the case of DEXTENZA.

We announced the topline clinical results from a Phase 2 clinical trial evaluating two different-strength formulations of OTX-DED (0.2 mg and 0.3 mg of dexamethasone) versus a hydrogel implant in a total of 166 subjects with dry eye disease, with more than 50 subjects per arm, in December 2021. The subjects were followed for approximately two months after randomization. This trial was designed to assess the safety and efficacy of these two formulations of OTX-DED for the short-term treatment of signs and symptoms of dry eye disease. The clinical trial achieved its pre-specified primary endpoint. Although the clinical trial was not powered to show statistical significance, the topline results demonstrated a statistically significant change of bulbar conjunctival hyperemia from baseline to day 15 compared to the vehicle hydrogel using a central reading photographic assessment in the modified ITT population. Both formulations of OTX-DED were generally observed to have a favorable safety profile and be well tolerated.

Based on the data from the Phase 2 clinical trial, we initiated a small trial in connection with our efforts to develop an appropriate placebo comparator that may be used in both the OTX-DED and OTX-CSI programs in the second quarter of 2023. This trial evaluates the performance of OTX-DED versus placebo inserts, namely fast-dissolving, biodegradable collagen plugs, and no inserts at all, to explain the placebo performance seen in the Phase 2 clinical trials evaluating both OTX-DED and OTX-CSI in which the vehicle hydrogel placebo insert or placebo comparator vehicle remained in the canaliculus longer than anticipated, performing more like an active comparator than a placebo.

OTX-CSI (cyclosporine intracanalicular insert)

OTX-CSI incorporates the FDA-approved immunomodulator cyclosporine as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting, intracanalicular insert based on our ELUTYX technology. The product candidate is designed for subjects suffering from moderate to severe dry eye and to be administered by a physician as a bioresorbable intracanalicular insert. OTX-CSI is designed to release cyclosporine to the ocular surface for approximately three to four months in order to increase tear production for the chronic treatment of dry eye disease.

In October 2021, we announced topline results from a Phase 2 clinical trial designed to assess the safety, tolerability and durability and to evaluate the efficacy of OTX-CSI in the chronic treatment of dry eye disease. The Phase 2 clinical trial evaluated two different formulations of OTX-CSI compared with a hydrogel vehicle insert in approximately 140 subjects who were followed for a period of 16 weeks (12-week study period, with an additional 4-week safety follow-up). The study did not show separation between the subjects receiving OTX-CSI (two formulations) and the subjects receiving the vehicle (both formulations) for the primary endpoint of increased tear production at 12 weeks as measured by the Schirmer’s Test. Overall, the OTX-CSI insert (both formulations) was generally observed to have a favorable safety profile and be well tolerated.

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

Commercial Portfolio

Post-Surgical Ocular Inflammation and Pain

Ocular Itching Associated with Allergic Conjunctivitis

DEXTENZA (dexamethasone intracanalicular insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as a preservative-free active pharmaceutical ingredient into a hydrogel, drug-eluting intracanalicular insert based on our ELUTYX technology. Following FDA approval, we commercially launched DEXTENZA for the treatment of post-surgical ocular inflammation and pain in July 2019. DEXTENZA is the first FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular inflammation and pain for up to 30 days with a single administration.

In October 2021, the FDA approved our sNDA, for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication. We commercially launched DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first quarter of 2022 utilizing a small, dedicated and highly focused sales force. In the fourth quarter of 2022, we redeployed this small sales force to join the DEXTENZA sales force focused on the ophthalmic surgery market, specifically cataract surgery, in ambulatory surgery centers, or ASCs, and hospital outpatient departments, or HOPDs, as we believe that DEXTENZA is currently used in less than 5% of cataract procedures. We believe that cataract surgeries represent a larger, near-term market opportunity and a faster return-on investment.

AffaMed License Agreement

In October 2020, we entered into a license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA and OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. Under the terms of the agreement, we received an upfront payment of $12 million and became eligible to receive development, regulatory and commercial milestone payments and clinical development support payments of up to $91 million in the aggregate, as well as royalties from future product sales. In the fourth quarter of 2021, we received a $1 million milestone payment upon the approval by the FDA of an sNDA for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication; and in the second quarter of 2022, we received a $2 million clinical support payment in connection with dosing the first subject in a Phase 2 clinical trial evaluating OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension. Royalties are tiered and will range from the low teens to low twenty percent range. In return, we agreed to grant AffaMed exclusive rights to develop and commercialize

DEXTENZA for the treatment of postsurgical inflammation and pain following ophthalmic surgery and ocular itching in patients with allergic conjunctivitis, and OTX-TIC for the reduction of elevated IOP in patients with primary open-angle glaucoma or ocular hypertension in specified Asian markets. We retain the right to develop and commercialize DEXTENZA and OTX-TIC in all other global markets.

In April 2023, AffaMed announced that China’s National Medical Products Administration, or NMPA, has approved AffaMed’s Clinical Trial Application to initiate a Phase 3 registrational study in China to investigate the efficacy and safety of DEXTENZA in subjects following ophthalmic surgery. The approval triggered a $1 million milestone payment that we invoiced in April 2023.

Financial Position

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and for the treatment of ocular itching associated with allergic conjunctivitis, and our development and commercialization of other products with significant market potential, including OTX-TKI for the treatment of wet AMD, DR, and other retinal diseases, OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension, OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, and OTX-CSI for the chronic treatment of dry eye disease. Our net loss was $30.3 million and $12.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $647.2 million.

Our total costs and operating expenses were $35.9 million for the three months ended March 31, 2023 including $4.6 million and $0.5 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our total costs and operating expenses were $31.0 million for the three months ended March 31, 2022 including $4.2 million and $0.6 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our operating expenses have grown as we continue to commercialize DEXTENZA; pursue the clinical development of OTX-TKI, OTX-TIC, OTX-DED, and OTX-CSI; and research and develop other product candidates. We expect to incur substantial sales and marketing expenses in connection with the ongoing commercialization of DEXTENZA and any commercialization efforts for any other product candidate for which we may receive approval.

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

In August 2021, we and Jefferies LLC, or Jefferies, entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies, acting as agent. As of May 4, 2023, we have not sold any shares of our common stock under the 2021 Sales Agreement.

All of our product candidates are designed to be medical-benefit “buy-and-bill” products with associated procedure codes. Products with these characteristics are designed to be attractive not only to physicians, optometrists, and patients but also to the sites of care that participate in utilization. We primarily derive our product revenues from the sale of DEXTENZA in the United States to a network of specialty distributors, who then sell DEXTENZA to ambulatory surgery centers, or ASCs, hospital out-patient departments, or HOPDs, and physicians’ offices. In addition to distribution agreements with specialty distributors, we enter into arrangements with government payors that provide for government-mandated rebates and chargebacks with respect to the purchase of DEXTENZA. During 2022, we adjusted our discounting strategy to meet the demands of the market. In the third quarter of 2022, we implemented an off-invoice discount program whereby providers receive the discounted price immediately upon purchase, rather than having to wait until the end of the quarter for a rebate payment. We renewed our focus on sales to ASCs and specifically strategic accounts that own and control multiple ASCs. In the first quarter of 2023, we launched a Commercial Assurance Program to provide assistance with patients’ out of pocket costs, supporting the expansion of DEXTENZA for commercially insured patients not covered by government payors.

In-market unit sales figures—unit sales from specialty distributors to ASCs and HOPDs—in the first quarter of 2023 were in excess of 34,000 billable units, compared to more than 27,000 billable units in the first quarter of 2022, representing an increase of approximately 25%, and compared to more than 31,000 billable units in the fourth quarter of 2022, representing an increase of approximately 8%. As of March 31, 2023, we have achieved market access coverage of 100% coverage in Medicare Part B, over 90% coverage in Medicare Advantage, and over 70% coverage on the commercial payor side. In-market unit sales for April 2023 were approximately 12,000 billable units. Differences between the growth in DEXTENZA’s product revenue, net as recognized in our unaudited condensed consolidated financial statements and the in-market unit sales figures are attributable to distributor stocking patterns. In November 2022, as part of the annual CMS rule-making cycle, the CY 2023 OPPS rule was finalized and provided that DEXTENZA would qualify under the criteria established for non-opioid pain management drugs as a surgical supply provision. This provision allows for continued separate payment of DEXTENZA in the ASC setting for 2023 but does not require separate payment for DEXTENZA in the HOPD setting. The changes resulting from this provision have resulted in an increase in the relative share of sales of DEXTENZA to ASCs as a percentage of our total product revenue, net.

We believe that our existing cash and cash equivalents of $79.0 million as of March 31, 2023 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements, excluding our planned pivotal clinical trials for OTX-TKI, into the middle of 2024. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA product sales, and cash outflows from both operating expenses and capital expenditures but excludes expenses related to our planned pivotal clinical trials for OTX-TKI as we do not intend to initiate such trials without receipt of additional funding. These estimates are subject to various assumptions including assumptions as to the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. These and other assumptions upon which we have based our estimates may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. See “—Liquidity and Capital Resources”.

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

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials and regulatory fees. We do not allocate employee and contractor-related costs, costs associated with our proprietary bioresorbable hydrogel technology ELUTYX, costs related to manufacturing or purchasing clinical trial materials, and facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. We use internal resources in combination with third-party CROs, including clinical monitors and clinical research associates, to manage our clinical trials, monitor subject enrollment and perform data analysis for many of our clinical trials. These employees work across multiple development programs and, therefore, we do not track their costs by program.

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

Other Income (Expense)

Interest Expense. Interest expense is incurred on our debt. On June 4, 2021, we entered into the Fourth Amended and Restated Credit and Security Agreement with MidCap Financial Trust, as administrative agent, or the Administrative Agent, and the lenders party thereto, which we refer to as the Credit Agreement, to increase the aggregate principal amount borrowed under our credit facility, which we refer to as our Credit Facility, to $25.0 million, extend the interest-only payment period to May 1, 2024, and extend the maturity date to November 2025. In the event we achieve certain milestones under the Credit Agreement, we have the right to extend through April 1, 2026.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

We define our critical accounting policies as those accounting policies that require us to make subjective estimates and judgments about matters that are uncertain and have had or are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those policies. Our critical accounting policies, which relate to revenue recognition and our derivative liability, are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.

The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$13,214	$12,498	$716
Collaboration revenue	160	689	(529)
Total revenue, net	13,374	13,187	187
Costs and operating expenses:
Cost of product revenue	1,214	1,300	(86)
Research and development	14,747	13,100	1,647
Selling and marketing	10,835	9,063	1,772
General and administrative	9,127	7,557	1,570
Total costs and operating expenses	35,923	31,020	4,903
Loss from operations	(22,549)	(17,833)	(4,716)
Other income (expense):
Interest income	563	18	545
Interest expense	(1,768)	(1,683)	(85)
Change in fair value of derivative liability	(6,563)	6,958	(13,521)
Other expense, net	(1)	(2)	1
Total other income (expense), net	(7,769)	5,291	(13,060)
Net loss	$(30,318)	$(12,542)	$(17,776)

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the three months ended March 31, 2023 and 2022 were 28.1% and 21.9%, respectively, of gross DEXTENZA product sales.

Net Revenue

We generated $13.2 million of net product revenue during the three months ended March 31, 2023 from sales of our products, all of which was attributable to sales of DEXTENZA. We generated $12.5 million of net product revenue during the three months ended March 31, 2022 from sales of DEXTENZA.

We recognized $0.2 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC during the three months ended March 31, 2023 compared to $0.7 million in the three months ended March 31, 2022. We recognize collaboration revenue based on a cost-to-cost method.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)

		(in thousands)
Direct research and development expenses by program:
OTX-TKI for diabetic retinopathy	$601	$—	$601
OTX-TKI for wet AMD	1,785	1,209	576
OTX-TIC for glaucoma or ocular hypertension	654	546	108
OTX-CSI for treatment of dry eye disease	102	161	(59)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	54	266	(212)
DEXTENZA for post-surgical ocular inflammation and pain	449	309	140
DEXTENZA for ocular itching associated with allergic conjunctivitis	—	18	(18)
Preclinical programs	975	99	876
Unallocated expenses:
Personnel costs	7,341	6,543	798
All other costs	2,786	3,949	(1,163)
Total research and development expenses	$14,747	$13,100	$1,647

Research and development expenses were $14.7 million for the three months ended March 31, 2023, compared to $13.1 million for the three months ended March 31, 2022. The increase of $1.6 million was primarily due to an increase of $2.0 million in clinical and preclinical programs offset by a decrease of $0.4 million in unallocated expenses. For the three months ended March 31, 2023, we incurred $4.6 million in direct research and development expenses for our products and product candidates compared to $2.6 million for the three months ended March 31, 2022. The increase of $2.0 million is related to timing and conduct of our various clinical trials for our product candidates and development activities related to our preclinical programs. We expect that clinical trial expenses will be at approximately the same level in the remainder of 2023 for our product candidates including for OTX-TKI for wet AMD due to the continuation of the ongoing U.S. based Phase 1 clinical trial and our Phase 1 clinical trial in diabetic retinopathy and for OTX-TIC due to the continuation of the ongoing Phase 2 clinical trial excluding our planned pivotal clinical trials for OTX-TKI as we do not intend to initiate such trials without receipt of additional funding.

Selling and Marketing Expenses

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$7,561	$6,335	$1,226
Professional fees	2,078	1,934	144
Facility related and other	1,196	794	402
Total selling and marketing expenses	$10,835	$9,063	$1,772

Selling and marketing expenses were $10.8 million for the three months ended March 31, 2023, compared to $9.1 million for the three months ended March 31, 2022. The increase of $1.8 million was primarily due to an increase of $1.2 million in personnel costs, including stock-based compensation as we expanded our field-based team to support the commercialization of DEXTENZA.

We expect our selling and marketing expenses to increase in the remainder of 2023 and beyond as we continue to support the commercialization of DEXTENZA.

General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$5,840	$4,597	$1,243
Professional fees	2,881	2,958	(77)
Facility related and other	406	2	404
Total general and administrative expenses	$9,127	$7,557	$1,570

General and administrative expenses were $9.1 million for the three months ended March 31, 2023, compared to $7.6 million for the three months ended March 31, 2022, primarily due to an increase of $1.2 million personnel related costs, including stock-based compensation, and an increase of $0.4 million facility related and other cost.

Other Income (Expense), Net

Other expense, net was $7.8 million for the three months ended March 31, 2023, compared to other income, net of $5.3 million for the three months ended March 31, 2022. The change of $13.1 million was due primarily to the change in fair value of the derivative liability related to the 2026 Convertible Notes, of $13.5 million as a result of an increase in our common stock price from December 31, 2022 to March 31, 2023 compared to a decrease in our common stock price from December 31, 2021 to March 31, 2022.

Liquidity and Capital Resources

We have a history of incurring significant operating losses. Our net losses were $30.3 million for the three months ended March 31, 2023, and $71.0 and $6.6 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $647.2 million.

Under the Credit Agreement, we have a term loan in the aggregate principal amount of approximately $20.8 million, which was rolled over from our prior borrowings under our Credit Facility, and an additional term loan in the principal amount of approximately $4.2 million. We refer to these term loans together as the Term Loans. The aggregate principal amount of the Term Loans available under the Credit Facility, or the Total Credit Facility Amount, is $25.0 million, the entirety of which was drawn as of June 4, 2021. As of March 31, 2023, the interest rate was 11.8%. Under the current terms of our Credit Facility, we are permitted to make interest-only payments on the Term Loans on a monthly basis until May 1, 2024. Thereafter, in addition to the monthly interest payments, we are required to make principal payments on the Term Loans in accordance with the amortization schedules set forth in the Credit Agreement. Remaining unpaid principal and accrued interest outstanding on the maturity date is due on the maturity date, which shall be November 30, 2025, unless we are able to provide the Administrative Agent evidence reasonably satisfactory to it, by November 15, 2025, that the outstanding principal amount of the 2026 Convertible Notes has been converted into equity interests of ours and that such indebtedness is otherwise indefeasibly satisfied in full, in which case the term is automatically extended until April 1, 2026.

On March 31, 2023, we entered into Amendment No. 1 to the Credit Agreement to replace the LIBOR-based interest rate provisions of our Credit Agreement with interest rate provisions based on the Secured Overnight Financing Rate, or SOFR, establish a benchmark replacement mechanism and make additional administrative updates. On May 4, 2023, we entered into Amendment No. 2 to the Credit Agreement to permit us to maintain up to 50% of our consolidated cash and cash equivalents with banks or financial institutions other than Silicon Valley Bank and make additional administrative updates.

As of March 31, 2023, we had cash and cash equivalents of $79.0 million; notes payable of $25.0 million face value and senior convertible notes of $37.5 million par value, plus accrued interest of $9.2 million.

Cash Flows

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of March 31, 2023, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into the middle of 2024, excluding our planned pivotal clinical trials for OTX-TKI as we do not intend to initiate such trials without receipt of additional funding. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2023	2022

Cash used in operating activities	$(19,973)	$(18,600)
Cash used in investing activities	(3,379)	(276)
Cash provided by financing activities	78	129
Net decrease in cash and cash equivalents	$(23,274)	$(18,747)

Operating activities. Net cash used in operating activities was $20.0 million for the three months ended March 31, 2023, primarily resulting from our net loss of $30.3 million, net unfavorable changes in our operating assets and liabilities of $2.9 million, offset by the increase in the fair value of our derivative liability of $6.6 million and $6.7 million of other non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which significantly offset any contributions from our revenues to date. Our non-cash charges during the three months ended March 31, 2023 consisted primarily of $4.6 million of stock-based compensation expense, $1.2 million in non-cash interest expense, and $0.9 million in depreciation and amortization expense, including amortization of operating lease assets. Net cash used by unfavorable changes in our operating assets and liabilities during the three months ended March 31, 2023 consisted primarily of net decreases in accrued expenses and other current liabilities, excluding accrued non-cash interest, of $2.6 million, net increases of prepaid expenses and other current assets of $0.7 million, partially offset by net increases of accounts payable, excluding accounts payable related to additions to property and equipment, of $1.0 million.

Net cash used in operating activities was $18.6 million for the three months ended March 31, 2022, primarily resulting from our net loss of $12.5 million, the decrease in the fair value of our derivative liability of $7.0 million, net unfavorable changes in our operating assets and liabilities of $5.4 million, offset by $6.3 million of non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which significantly offset any contributions from our revenues to date. Our non-cash charges during the three months ended March 31, 2022 consisted primarily of $4.2 million of stock-based compensation expense, $1.2 million in non-cash interest expense, and $0.9 million in depreciation and amortization expense, including amortization of operating lease assets. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2022 consisted primarily of increases in accrued expenses, and accounts receivable.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2023 and 2022 totaled $3.4 million and $0.3 million, respectively. For the three months ended March 31, 2023, the investing activities were primarily related to leasehold improvements. For the three months ended March 31, 2022, the investing activities were purchases in equipment.

Financing activities. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2023 and $0.1 million for the three months ended March 31, 2022. Net cash provided by financing activities for the three months ended March 31, 2023 of $0.1 million consisted of $0.1 million from the exercise of stock options. In March 2023, the Company requested a protective advance of $2.0 million under the Credit Agreement in response to the closure of Silicon Valley Bank by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation was appointed as receiver, which was deemed a credit extension. The Company repaid the full principal amount of $2.0 million in March 2023.

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

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any other products or product candidates we intend to commercialize;
●	continue ongoing clinical trials for OTX-TKI for the treatment of wet AMD (in both Australia and the United States) and the treatment of DR (United States), and OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension;
●	determine to initiate new clinical trials to evaluate our product candidates, including OTX-DED for the short-term treatment of the signs and symptoms of dry eye diseases;
●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in specified Asian markets pursuant to our license agreement and collaboration with AffaMed;
●	continue the research and development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings;
●	make investments to improve our defenses against cybersecurity and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Based on our current plans and forecasted expenses, which includes estimates related to anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses, we believe that our existing cash and cash equivalents, as of March 31, 2023, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into the middle of 2024, excluding our planned pivotal clinical trials for OTX-TKI as we do not intend to initiate such trials without receipt of additional funding. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future, including cost increases due to inflation;
●	the progress, costs and outcome of our ongoing and planned clinical trials of our product candidates, in particular OTX-TKI for the treatment of wet AMD and DR and OTX-TIC for the treatment of open-angle glaucoma or ocular hypertension;
●	the scope, progress, costs and outcome of preclinical development and clinical trials of any other product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

During the three months ended March 31, 2023, there were no significant changes to our contractual obligations and commitments as described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 other than Amendment No. 1 to the Credit Agreement, see “—Liquidity and Capital Resources”.

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

Recently Issued Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 – Summary of Significant Accounting Policies to the current period’s unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, we had cash and cash equivalents of $79.0 million, which includes cash in operating bank accounts, investments in money market accounts, and money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

We account for the conversion option embedded in our unsecured senior subordinated convertible notes, or the 2026 Convertible Notes, as a separate financial instrument, measured at fair value, using a binomial lattice model, which we refer to as the Derivative Liability. As of March 31, 2023, the Derivative Liability was valued at $12.9 million. As of March 31, 2023, a 10% increase or decrease of the main inputs to the valuation model would not have a material effect on the fair value of the Derivative Liability. Changes of the fair value of the Derivative Liability have no impact on anticipated cash outflows.

As of March 31, 2023, we had a variable interest rate-based note payable with a principal amount of $25.0 million. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of March 31, 2023, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future growth prospects, including those identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 6, 2023 which we refer to as our Annual Report on Form 10-K. The following information updates, and should be read in conjunction with, the risks factors discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. Any of the risks and uncertainties described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q could materially and adversely affect our business, financial condition, results of operations and future growth prospects, and such risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

We hold our cash and cash equivalents that we use to fund our operating expenses, debt service obligations, and capital expenditure requirements in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold our cash and cash equivalents that we use to fund our operating expenses, debt service obligations, and capital expenditure requirements in deposit accounts at two financial institutions. The balances held in these accounts typically exceeds the standard deposit insurance limit of the Federal Deposit Insurance Corporation, or FDIC. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of our uninsured funds or be subject to a delay in accessing all or a portion of such funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense, debt service, and capital expenditure obligations.

For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. The FDIC created a successor bridge bank, and all deposits of SVB were transferred to the bridge bank under a systemic risk exception approved by the United States Department of the Treasury, the Board of Governors of the Federal Reserve, and the FDIC.  During this time, deposits held at SVB were temporarily inaccessible to SVB’s customers. Under our Fourth Amended and Restated Credit and Security Agreement, dated as of June 4, 2021, by and among us, MidCap Financial Trust, as administrative agent, and the lenders party thereto, which we refer to as our Credit Agreement, we were at that time obligated to maintain all of our deposit accounts, transaction accounts, and primary investment accounts with SVB and its affiliates, subject to specified limitations.  As a result, at the time SVB was closed by its regulators, we maintained a significant portion of our cash and cash equivalents in deposit accounts with SVB.

On March 12, 2023, the United States Department of the Treasury, the Board of Governors of the Federal Reserve, and the FDIC issued a joint press release stating that, among other things, depositors of SVB, including us, would again have access to all of their money starting March 13, 2023.  On March 27, 2023, First-Citizens Bank & Trust Company, or First Citizens, assumed all of SVB’s deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC.

Although we, our administrative agent, and our lenders amended our Credit Agreement in May 2023 to, among other things, permit us to hold up to 50% of our cash and cash equivalents in accounts with other financial institutions, our cash and cash equivalents remain concentrated in a small number of financial institutions. If any of the financial institutions in which we hold cash or cash equivalents were to fail in the future, we cannot provide any assurances that any governmental agencies would take action to protect or provide access to our uninsured deposits, or a third party would assume the failing financial institution’s obligations, in a similar manner as occurred in connection with the closure, receivership, and sale of SVB, and we may lose or be unable to access some or all of the uninsured funds we are holding at such financial institution.

We also maintain investment accounts with multiple financial institutions. If our access to our cash and cash equivalents in our deposit accounts is impaired, we may not be able to open new operating accounts or to sell investments or transfer funds from our investment accounts to new operating accounts on a timely basis sufficient to meet our operating expense, debt service, and capital expenditure obligations.

Item 5. Other Information.

On May 4, 2023, we entered into Amendment No. 2 to our Fourth Amended and Restated Credit and Security Agreement, or Amendment No. 2, with MidCap Financial Trust, as administrative agent, and the lenders party thereto. Amendment No. 2 provides that we may maintain up to 50% of our consolidated cash and cash equivalents with banks or financial institutions other than Silicon Valley Bank and makes additional administrative updates.

The foregoing description of the terms of Amendment No. 2 is qualified in its entirety by reference to such amendment, a copy of which we plan to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2023.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1

Amendment No. 1 to Fourth Amended and Restated Credit and Security Agreement, dated March 31, 2023, by and among MidCap Financial Trust, as administrative agent, the Registrant, and the Lenders listed therein.

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

OCULAR THERAPEUTIX, INC.

Date: May 8, 2023	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)