Form 10-Q
period 2023-06-30
OCULAR THERAPEUTIX, INC
filed 2023-08-07
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, there were 79,384,994 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing and planned clinical trials, including our Phase 1 clinical trials of OTX-TKI for the treatment of wet age-related macular degeneration, or wet AMD; our Phase 1 clinical trial of OTX-TKI for the treatment of non-proliferative diabetic retinopathy, or NPDR; our Phase 2 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension; our Phase 2 clinical trial of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease; our clinical trial to evaluate DEXTENZA® in pediatric subjects following cataract surgery; and our planned pivotal clinical trials of OTX-TKI for the treatment of wet AMD and NPDR;
●	our commercialization efforts for our product DEXTENZA;
●	our plans to develop, seek regulatory approval for and commercialize OTX-TKI, OTX-TIC, OTX-DED, OTX-CSI, and our other product candidates based on our proprietary bioresorbable hydrogel technology ELUTYX™;
●	our ability to manufacture DEXTENZA and our product candidates in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and our product candidates;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA and our product candidates;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;

●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations; and
●	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2023, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 8, 2023, in each case particularly in the section captioned “Risk Factors”, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, licensing agreements or investments we may make.

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

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$66,606	$102,300
Accounts receivable, net	27,309	21,325
Inventory	2,204	1,974
Prepaid expenses and other current assets	4,593	4,028
Total current assets	100,712	129,627
Property and equipment, net	12,830	9,856
Restricted cash	1,764	1,764
Operating lease assets	7,252	8,042
Total assets	$122,558	$149,289
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,572	$5,123
Accrued expenses and other current liabilities	24,598	24,097
Deferred revenue	391	576
Operating lease liabilities	1,713	1,599
Notes payable, net of discount, current	2,083	—
Total current liabilities	32,357	31,395
Other liabilities:
Operating lease liabilities, net of current portion	7,689	8,678
Derivative liability	11,783	6,351
Deferred revenue, net of current portion	14,254	13,387
Notes payable, net of discount, net of current portion	23,303	25,257
Other non-current liabilities	104	93
Convertible Notes, net	29,981	28,749
Total liabilities	119,471	113,910
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized and 79,233,804 and 77,201,819 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	8	8
Additional paid-in capital	670,921	652,213
Accumulated deficit	(667,842)	(616,842)
Total stockholders’ equity	3,087	35,379
Total liabilities and stockholders’ equity	$122,558	$149,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$15,029	$12,144	$28,243	$24,642
Collaboration revenue	157	122	318	811
Total revenue, net	15,186	12,266	28,561	25,453
Costs and operating expenses:
Cost of product revenue	1,304	1,155	2,517	2,454
Research and development	15,094	13,100	29,842	26,200
Selling and marketing	11,153	10,140	21,989	19,203
General and administrative	8,205	7,787	17,332	15,344
Total costs and operating expenses	35,756	32,182	71,680	63,201
Loss from operations	(20,570)	(19,916)	(43,119)	(37,748)
Other income (expense):
Interest income	748	73	1,312	89
Interest expense	(1,991)	(1,696)	(3,760)	(3,378)
Change in fair value of derivative liability	1,131	2,773	(5,432)	9,731
Other expense, net	—	—	(1)	(2)
Total other (expense) income, net	(112)	1,150	(7,881)	6,440
Net loss	$(20,682)	$(18,766)	$(51,000)	$(31,308)
Net loss per share, basic	$(0.26)	$(0.24)	$(0.66)	$(0.41)
Weighted average common shares outstanding, basic	78,047,705	76,764,296	77,718,823	76,755,028
Net loss per share, diluted	$(0.26)	$(0.25)	$(0.66)	$(0.47)
Weighted average common shares outstanding, diluted	78,047,705	82,533,528	77,718,823	82,524,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(51,000)	$(31,308)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,985	8,490
Non-cash interest expense	2,481	2,391
Change in fair value of derivative liability	5,432	(9,731)
Depreciation and amortization expense	1,135	1,109
Gain (loss) on disposal of property and equipment	(1)	2
Changes in operating assets and liabilities:
Accounts receivable	(5,984)	653
Prepaid expenses and other current assets	(565)	950
Inventory	(230)	(250)
Accounts payable	(320)	(809)
Operating lease assets and liabilities	(85)	(216)
Accrued expenses	(578)	(1,946)
Deferred revenue	682	1,189
Net cash used in operating activities	(40,048)	(29,476)
Cash flows from investing activities:
Purchases of property and equipment	(5,369)	(771)
Net cash used in investing activities	(5,369)	(771)
Cash flows from financing activities:
Proceeds from issuance of short-term bridge loan	2,000	—
Proceeds from exercise of stock options	481	140
Proceeds from issuance of common stock pursuant to employee stock purchase plan	418	482
Proceeds from issuance of common stock upon public offering, net of issuance costs	8,824	—
Repayment of short-term bridge loan	(2,000)	—
Net cash provided by financing activities	9,723	622
Net decrease in cash, cash equivalents and restricted cash	(35,694)	(29,625)
Cash, cash equivalents and restricted cash at beginning of period	104,064	165,928
Cash, cash equivalents and restricted cash at end of period	$68,370	$136,303
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,521	$990
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$116	$245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2022	77,201,819	$8	$652,213	$(616,842)	$35,379
Issuance of common stock upon exercise of stock options	26,443	—	78	—	78
Issuance of common stock upon vesting of restricted stock units	288,376	—	—	—	—
Stock-based compensation expense	—	—	4,572	—	4,572
Net loss	—	—	—	(30,318)	(30,318)
Balances at March 31, 2023	77,516,638	$8	$656,863	$(647,160)	$9,711
Issuance of common stock upon exercise of stock options	97,435	—	403	—	403
Issuance of common stock in connection with employee stock purchase plan	176,406	—	418	—	418
Issuance of common stock upon vesting of restricted stock units	73,117	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs	1,370,208	—	8,824	—	8,824
Stock-based compensation expense	—	—	4,413	—	4,413
Net loss	—	—	—	(20,682)	(20,682)
Balances at June 30, 2023	79,233,804	$8	$670,921	$(667,842)	$3,087

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

Ocular Therapeutix, Inc.

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the formulation, development and commercialization of innovative therapies for diseases and conditions of the eye using its proprietary bioresorbable hydrogel-based formulation technology ELUTYX. The Company’s mission is to build an ophthalmology-focused biopharmaceutical company that capitalizes on the gaps that the Company believes increasingly exist in the ophthalmology sector between single-product companies and large, multi-product pharmaceutical companies.

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

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of June 30, 2023, the Company had an accumulated deficit of $667,842. As of June 30, 2023, the Company had existing cash and cash equivalents of $66,606. Subsequent to this date, on August 2, 2023, the Company entered into a new credit facility for $82,474, borrowed the full amount of $82,474 at closing, and received proceeds of $77,790, after the application of a discount and fees (Note 16). In connection with entering the new credit facility, the Company repaid its existing credit facility in August 2023 (Note 16), resulting in cash outflows of $26,157. Based on the Company’s current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses, and capital expenditures, the Company believes that its existing cash and cash equivalents as of June 30, 2023, plus the net cash received under the new credit facility after the repayment of the existing credit facility and reflecting a minimum liquidity covenant in the new credit facility, will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these unaudited condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on the Company’s ability to generate cash flows from the sale of DEXTENZA and raise additional capital to finance its operations. The Company will need to finance its operations through public or private securities offerings, debt financings, collaborations, strategic alliances, licensing agreements, royalty agreements, or marketing and distribution agreements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

On June 30, 2023, the Company entered into an amendment to the Company's lease for its 20,445 square feet of manufacturing space located at 36 Crosby Drive in Bedford, Massachusetts. Under the amendment, the term of the lease was extended through July 31, 2028. The Company had reflected the obligations under the lease extension in its consolidated financial statements for 2022 as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2022 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP.  The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2023 and results of operations and cash flows for the three and six months ended June 30, 2023 and 2022 have been made.  The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

Royalties paid under this agreement related to product sales were $396 and $813 for the three and six months ended June 30, 2023, respectively, and $375 and $744 for the three and six months ended June 30, 2022, respectively. Royalties have been charged to cost of product revenue.

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

In June 2023, the Company received a milestone payment of $1,000 from AffaMed in connection with AffaMed receiving approval of its Clinical Trial Application to initiate a Phase 3 registrational study in China to investigate the efficacy and safety of DEXTENZA in subjects following ophthalmic surgery by China’s National Medical Products Administration. The Company has allocated the amount to the DEXTENZA Field performance obligation as an addition to deferred revenue.

In March 2022, the Company invoiced AffaMed $2,000 for a clinical trial support payment in connection with the initiation by the Company of the OTX-TIC Phase 2 clinical trial and allocated the amount to the Phase 2 Clinical Trial of OTX-TIC performance obligation as an addition to deferred revenue. Payment was received by the Company during the three months ended June 30, 2022.

The Company recognized collaboration revenue related to the Phase 2 Clinical Trial of OTX-TIC performance obligation of $157 and $318 for the three and six months ended June 30, 2023, respectively, and $122 and $811 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, the aggregate amount of the transaction price allocated to the partially unsatisfied Phase 2 Clinical Trial of OTX-TIC performance obligation was $645. This amount is expected to be recognized as this performance obligation is satisfied through June 2025.

Deferred revenue activity for the three and six months ended June 30, 2023 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2022	$13,963
Additions	1,000
Amounts recognized into revenue	(318)
Deferred revenue at June 30, 2023	$14,645

4. Cash Equivalents and Restricted Cash

As of June 30, 2023 and December 31, 2022, the Company held restricted cash of $1,764, respectively, on its unaudited condensed consolidated balance sheets. The Company held restricted cash as security deposits for its real estate leases.

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

	June 30,	June 30,
	2023	2022
Cash and cash equivalents	$66,606	$134,539
Restricted cash	1,764	1,764
Total cash, cash equivalents and restricted cash	$68,370	$136,303

5. Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$341	$309
Work-in-process	682	899
Finished goods	1,181	766
	$2,204	$1,974

6. Expenses

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued payroll and related expenses	$6,236	$7,509
Accrued rebates and programs	4,513	3,560
Accrued professional fees	1,387	1,228
Accrued research and development expenses	1,523	1,816
Accrued interest payable on Convertible Notes	9,752	8,756
Accrued other	1,187	1,228
	$24,598	$24,097

7. Financial Liabilities

Convertible Notes

On March 1, 2019, the Company issued $37,500 of convertible notes, which accrue interest at an annual rate of 6% of their outstanding principal amount, which is payable, along with the principal amount at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed (the “Convertible Notes”). The Company presents accrued interest in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets because the Convertible Notes are currently convertible and the interest is payable in cash. The effective annual interest rate for the Convertible Notes was 14.8% through June 30, 2023.

The terms and conditions of the Convertible Notes were amended on August 2, 2023 (Note 16). The terms and conditions of the Convertible Notes prior to the amendment are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

The Company determined that the embedded conversion option is required to be separated from the Convertible Notes and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of proceeds to the conversion option results in a discount on the Convertible Notes. The Company is amortizing the discount to interest expense over the term of the Convertible Notes using the effective interest method.

A summary of the Convertible Notes at June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
	2023	2022
Convertible Notes	$37,500	$37,500
Less: unamortized discount	(7,519)	(8,751)
Total	$29,981	$28,749

Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended to date, the “MidCap Credit Agreement”) establishing a credit facility (the “MidCap Credit Facility”). The terms and conditions of the MidCap Credit Agreement and the MidCap Credit Facility are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023, except with respect to Amendments No. 1 and 2 to the MidCap Credit Agreement as described below. The MidCap Credit Facility was paid off in full in August 2023 (Note 16).

Under the MidCap Credit Facility, the Company had a total borrowing capacity of $25,000, which was fully drawn down as of June 30, 2023. The carrying value of the Company’s variable interest rate notes payable under the MidCap Credit Facility are recorded at amortized cost, which approximates fair value due to their short-term nature.

On March 12, 2023, the Company requested, and received, a protective advance of $2,000 under the MidCap Credit Agreement as a short-term bridge loan in response to the closure of Silicon Valley Bank by the California Department of Financial Protection and Innovation. This protective advance was deemed a credit extension. The Company repaid the full principal amount of $2,000 in March 2023.

On March 31, 2023, the Company entered into Amendment No. 1 to the MidCap Credit Agreement (“Amendment No. 1”) to replace the LIBOR-based interest rate provisions of the MidCap Credit Agreement with interest rate provisions based on the Secured Overnight Financing Rate (“SOFR”), establish a benchmark replacement mechanism and make additional administrative updates. The Company accounted for Amendment No. 1 as a modification in accordance with the guidance in ASC 470-50 Debt. Application of the modification accounting guidance did not have a material effect on the carrying amount of the long-term notes payable.

On May 4, 2023, the Company entered into Amendment No. 2 to the MidCap Credit Agreement (“Amendment No. 2”). Amendment No. 2 provided that the Company may maintain up to 50% of its consolidated cash and cash equivalents with banks or financial institutions other than Silicon Valley Bank and made additional administrative updates.

Borrowings outstanding are as follows:

	June 30,	December 31,
	2023	2022
Borrowings outstanding	$25,000	$25,000
Accrued exit fee	448	335
Unamortized discount	(62)	(78)
	25,386	25,257
Less: current portion	(2,083)	—
Long-term notes payable	$23,303	$25,257

As of June 30, 2023, the annual requirement for the repayment of principal for the MidCap Credit Facility, inclusive of the final payment of $875 due at expiration, was as follows:

Year Ending December 31,	Principal	Final Payment	Total
2024	8,333	—	8,333
2025	16,667	875	17,542
	$25,000	$875	$25,875

8. Derivative Liability

The Convertible Notes (Note 7) contain an embedded conversion option that meets the criteria to be bifurcated and accounted for separately from the Convertible Notes (the "Derivative Liability"). The Derivative Liability was recorded at fair value upon the issuance of the Convertible Notes and is subsequently remeasured to fair value at each reporting period. The Convertible Notes were initially valued and are remeasured using a "with-and-without" method. The "with-and-without" methodology involves valuing the whole instrument on an as-is basis with the embedded conversion option and then valuing the Convertible Notes without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Derivative Liability. Refer to Note 9 for details regarding the determination of fair value.

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

For the three and six months ended June 30, 2023, three specialty distributor customers accounted for 58%, 21% and 10%, and 55%, 23%, and 11%, respectively, of the Company’s gross product revenue, and at June 30, 2023, three specialty distributor customers accounted for 59%, 22%, and 10% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2023, or accounts receivable at June 30, 2023.

For the three and six months ended June 30, 2022, four specialty distributor customers accounted for 41%, 26%, 17%, and 10%, and three specialty distributors accounted for 41%, 25% and 20%, respectively, of the Company’s gross product revenue. At December 31, 2022, three specialty distributor customers accounted for 52%, 24%, and 15% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2022, or accounts receivable at December 31, 2022.

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$56,550	$—	$—	$56,550

Liability:
Derivative liability	$—	$—	$11,783	$11,783

	Fair Value Measurements as of
	December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$30,188	$—	$—	$30,188

Liability:
Derivative liability	$—	$—	$6,351	$6,351

At June 30, 2023, the Convertible Notes, net of the Derivative Liability, were carried at amortized cost totaling $39,733, comprised of the $29,981 non-current liability (Note 7) and $9,752 accrued interest (Note 6). At December 31, 2022, the Convertible Notes, net of the Derivative Liability, were carried at amortized cost totaling $37,505, comprised of the $28,749 non-current liability (Note 7) and $8,756 accrued interest (Note 6). The estimated fair value of the Convertible Notes, without the Derivative Liability, was $36,816 and $33,177 at June 30, 2023 and December 31, 2022, respectively.

The fair value of the Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The use of this approach requires the use of Level 3 unobservable inputs. The main input when determining the fair value of the Convertible Notes is the bond yield that pertains to the host instrument without the conversion option. The significant assumption used in determining the bond yield is the market yield movements of a comparable instrument issued as of the valuation date, which is assessed and updated each period. The main input when determining the fair value for disclosure purposes is the bond yield which is updated each period to reflect the yield of a comparable instrument issued as of the valuation date. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

The main inputs to valuing the Convertible Notes with the conversion option are as follows:

	As of
	June 30,	December 31,
	2023	2022
Company's stock price	$5.16	$2.81
Volatility	78.9%	93.8%
Bond yield	14.8%	16.2%

A roll-forward of the derivative liability is as follows:

As of
Balance at December 31, 2022	$6,351
Change in fair value	5,432
Balance at June 30, 2023	$11,783

10. Equity

On August 9, 2021, the Company and Jefferies LLC (“Jefferies”) entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. During the three and six months ended June 30, 2023, the Company sold 1,370,208 shares of common stock under the 2021 Sales Agreement, resulting in gross proceeds to the Company of $9,162, and net proceeds, after accounting for issuance costs, of $8,824. The Company did not offer or sell shares of its common stock under the 2021 Sales Agreement during the three and six months ended June 30, 2022.

11. Stock-Based Awards

For the three and six months ended June 30, 2023, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the 2014 Employee Stock Purchase Plan (the “ESPP”), collectively the “Stock Plans”. The terms and conditions of the Stock Plans are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

During the three and six months ended June 30, 2023, the Company granted options to purchase 249,600 and 3,240,741 shares of common stock, respectively at a weighted exercise price of $5.46 and $4.01 per share, respectively, all under the 2021 Plan.

During the three and six months ended June 30, 2023, the Company granted 83,198 and 1,030,831 restricted stock units, or RSUs, respectively, all under the 2021 Plan. Each RSU is equivalent to one share of common stock upon vesting.

During the three and six months ended June 30, 2023, a total of 428,860 and 560,207, respectively, stock options and RSUs expired or were forfeited.

At the Company’s Annual Meeting of Stockholders held on June 14, 2023, the Company’s stockholders approved an amendment of the Company’s 2021 Plan which increased the number of shares of common stock of the Company issuable under the 2021 Plan by 3,900,000 shares. As of June 30, 2023, 6,051,809, 545,375, and 513,069 shares of common stock remained available for issuance under the 2021 Plan, the 2019 Inducement Plan, and the ESPP, respectively.

The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of its unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$1,133	$1,036	$2,274	$2,098
Selling and marketing	970	1,191	2,014	2,329
General and administrative	2,310	2,054	4,697	4,063
	$4,413	$4,281	$8,985	$8,490

As of June 30, 2023, the Company had an aggregate of $23,528 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.32 years.

12. Income Taxes

The Company did not provide for any income taxes in its unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, respectively. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2023 and December 31, 2022, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

13. Net Loss Per Share

Basic net loss per share was calculated as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(20,682)	$(18,766)	$(51,000)	$(31,308)
Denominator:
Weighted average common shares outstanding, basic	78,047,705	76,764,296	77,718,823	76,755,028
Net loss per share - basic	$(0.26)	$(0.24)	$(0.66)	$(0.41)

For the three and six months ended June 30, 2023 there was no dilutive impact from potentially issuable common shares. Therefore, diluted net loss per share was the same as basic net loss per share. Diluted net loss per share was calculated as follows for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Net loss attributable to common stockholders, basic	$(18,766)	$(31,308)
Interest expense on Convertible Notes	1,141	2,264
Change in fair value of derivative liability	(2,773)	(9,731)
Net loss attributable to common stockholders, diluted	$(20,398)	$(38,775)

Weighted average common shares outstanding, basic	76,764,296	76,755,028
Shares issuable upon conversion of Convertible Notes, as if converted	5,769,232	5,769,232
Weighted average common shares outstanding, diluted	82,533,528	82,524,260

Net loss per share attributable to common stockholders, diluted	$(0.25)	$(0.47)

The Company excluded the following potentially issuable common shares, outstanding as of June 30, 2023 and 2022, from the computation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022 because they had an anti-dilutive impact.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	16,333,870	13,892,884	16,333,870	13,892,884
Restricted stock units	1,654,517	1,017,111	1,654,517	1,017,111
Shares issuable upon conversion of Convertible Notes, if converted	5,769,232	—	5,769,232	—
	23,757,619	14,909,995	23,757,619	14,909,995

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

15. Related Party Transactions

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. The Company's Chief Business Officer’s sister is a managing partner at WilmerHale, who has not participated in providing legal services to the Company. The Company incurred fees for legal services rendered by WilmerHale of approximately $239 and $633 for the three and six months ended June 30, 2023, respectively, and approximately $211 and $535 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, there was $95 and $0 recorded in accounts payable for WilmerHale. As of June 30, 2023 and December 31, 2022, there was $122 and $24 recorded in accrued expenses for WilmerHale.

16. Subsequent Events

The Company sold an additional 144,718 shares under the 2021 Sales Agreement through August 4, 2023, resulting in gross proceeds to the Company of $734, and net proceeds, after accounting for issuance costs, of $712.

On August 2, 2023 (the “Closing Date”), the Company entered into a credit and security agreement (the “Barings Credit Agreement”) with Barings Finance LLC (“Barings”), as administrative agent, and the lenders party thereto, providing for a secured term loan facility for the Company (the “Barings Credit Facility”) in the aggregate principal amount of $82,474 (the “Total Credit Facility Amount). The Company borrowed the full amount of $82,474 at closing and received proceeds of $77,790, after the application of a discount and fees. Indebtedness under the Barings Credit Facility matures on the earlier to occur of (i) the six-year anniversary of the Closing Date and (ii) the date that is 91 days prior to the maturity date for the Company’s Convertible Notes. Indebtedness under the Barings Credit Facility incurs interest at a SOFR-based rate, subject to a minimum 1.50% floor, plus 6.75%. The Company is obligated to make interest payments on its indebtedness under the Barings Credit Facility on a monthly basis, commencing on the Closing Date; to pay annual administration fees; and to pay, on the maturity date, any principal and accrued interest that remains outstanding as of such date. In addition, the Company is obligated to pay a fee in an amount equal to the Total Credit Facility Amount, which amount shall be reduced by the total amount of interest and principal prepayment fees paid under the Barings Credit Agreement (such fee, the “Royalty Fee”). The Company is required to pay the Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Royalty Fee is paid in full. The Royalty Fee is due and payable upon a change of control of the Company. In the event the Company completes a change of control transaction on or prior to the twelve-month anniversary of the Closing Date, the Royalty Fee is subject to a reduction to an amount that is equal to (i) 20% of the Total Credit Facility Amount, in the event that a signed letter of intent evidencing such change of control transaction was entered into by the Company on or prior to the date that is six months after the Closing Date and (ii) 30% of the Total Credit Facility Amount, in the event that a signed letter of intent evidencing such change of control transaction was entered into by the Company after the date that is six months, but before the date that is twelve months, after the Closing Date. The Company may, at its option, prepay any or all of the Royalty Fee at any time without penalty. In connection with the Barings Credit Agreement, the Company granted the lenders thereto a first-priority security interest in all assets of the Company, including its intellectual property, subject to certain agreed-upon exceptions. The Barings Credit Agreement includes negative covenants restricting the Company from making payments to the holders of the Convertible Notes except in connection with a proposed conversion to equity and with respect to certain permitted expenses and requiring the Company to maintain a minimum liquidity amount of $20,000. The Barings Credit Agreement also includes customary affirmative and negative covenants.

Concurrently with entering into the Barings Credit Agreement, on August 2, 2023, the Company and the holders of the Convertible Notes (Note 7) extended the maturity of the Convertible Notes, which would otherwise have matured on March 1, 2026, to a date 91 days following the maturity of the indebtedness under the Barings Credit Facility.

An estimate of the impact of entering into the Barings Credit Agreement and extending the maturity of the Convertible Notes on the Company’s consolidated financial statements, including the impact on the Derivative Liability

(Note 8), cannot be made at this time, as the Company continues to determine the accounting for these transactions. The Company expects to finalize its accounting for these transactions during the third quarter of 2023.

In August 2023, in connection with the Company’s establishment of the Barings Credit Facility, the Company paid an aggregate of $26,157 to MidCap Financial Trust and the other lenders party to the MidCap Credit Agreement (Note 7), comprised of $25,017 in principal and interest accrued thereunder and $1,140 in exit and prepayment fees, in satisfaction of the Company’s obligations under the MidCap Credit Agreement. Upon the payment, all liens and security interests securing the indebtedness under the MidCap Credit Agreement were released. The prepayment of the MidCap Credit Facility has resulted in incremental expenses, including accrued interest, of $771, which will be charged to interest expense on the consolidated statements of operations and comprehensive loss for the third quarter of 2023.

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

Overview

We are a biopharmaceutical company focused on the formulation, development, and commercialization of innovative therapies for diseases and conditions of the eye using our proprietary bioresorbable hydrogel-based formulation technology which we refer to as ELUTYX. Our mission is to build an ophthalmology-focused biopharmaceutical company that capitalizes on the gaps that we believe increasingly exist in the ophthalmology sector between single-product companies and large, multi-product pharmaceutical companies.

Our current products and product candidates in clinical development generally incorporate therapeutic agents that have previously received regulatory approval from the U.S. Food and Drug Administration, or FDA, including small molecules, into our proprietary bioresorbable hydrogel-based formulation technology ELUTYX, with the goal of providing local programmed release to tailor the duration and amount of the therapeutic agent to be delivered to the eye. We believe that our local programmed-release drug delivery technology has the potential to enable the treatment of conditions and diseases of both the front and the back of the eye and can be administered through a range of different modalities including intravitreal implants, intracameral implants and intracanalicular inserts. We are also developing alternative formulations of certain of our products and product candidates that may include the same FDA-approved therapeutic agents or a different form thereof, or a different form of the bioresorbable hydrogel-based formulation technology.

The hydrogel technology that underpins ELUTYX has been used in the human body since 1992 and has demonstrated its safety and effectiveness in over 5 million patients across five FDA-approved devices since that time. Our own approved product, DEXTENZA, has been used in nearly 300,000 eyes since launch with reported adverse events in less than 1 in 10,000 patients. As a result, we believe that the ELUTYX technology is well tolerated and enables the ideal polymer for a product candidate like OTX-TKI. The only factors that regulate the bioresorption of our ELUTYX polymer are temperature and pH of the aqueous environment. As human body temperature and pH of the human aqueous environment are within a typical range for each human, and since water levels in essentially all retinas are generally sufficient to saturate our polymer matrix, we believe we can program the time to bioresorption so the polymer will be intact long-enough to deliver the active pharmaceutical ingredient and then be fully bio-resorbed when re-dosing is required. The added benefits of not creating an acidic micro-environment, its easy elimination from the vitreous leaving behind no harmful byproducts, and its soft gel properties give added comfort to the safety profile. This technology would potentially provide solutions not only for the durable therapies for wet age-related macular degeneration, or wet AMD, to decrease the injection burden, but also for the other retinal indications which need frequent injections, like geographic atrophy.

We are currently commercializing DEXTENZA, an intracanalicular insert for the treatment of both post-surgical ocular inflammation and pain and ocular itching associated with allergic conjunctivitis, in the United States. We also have product candidates in clinical and preclinical development:

●OTX-TKI, an axitinib intravitreal implant being developed for the treatment of wet age-related macular degeneration, or wet AMD, non-proliferative diabetic retinopathy, or NPDR, and other retinal diseases;
●OTX-TIC, a travoprost intracameral implant being developed for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT;
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

Clinical Portfolio

Retinal Diseases

OTX-TKI (axitinib intravitreal implant)

Our product candidate OTX-TKI is a preformed, bioresorbable hydrogel fiber implant based on our ELUTYX technology incorporating axitinib, a small molecule TKI with anti-angiogenic properties delivered by intravitreal injection and designed for a duration of six months or longer. We are conducting a Phase 1 clinical trial in Australia and a Phase 1 clinical trial in the United States to evaluate OTX-TKI for the treatment of wet AMD. Our implants have delivered anti-VEGF compounds in vitro over a targeted nine to twelve month period. We are delivering the implant through a 25 gauge or narrower needle and designed OTX-TKI to create a re-treatment window when an effective dose of axitinib is still getting to the target tissues after full bioresorption of the initial implant. This would ensure that the vitreous would never have more than one implant at any one time and that the patient would have some leeway in scheduling an appointment to be re-dosed. We are also conducting a Phase 1 clinical trial in the United States to evaluate OTX-TKI for the treatment of NPDR, which we refer to as the HELIOS clinical trial.

We are conducting our two Phase 1 trials of OTX-TKI for the treatment of wet AMD with different formulations of axitinib. We currently intend to move forward into pivotal trials with our single 600 µg axitinib implant formulation of OTX-TKI for both the treatment of wet AMD and the treatment of NPDR. We are also developing a second formulation of OTX-TKI that could be used in future trials of retinal indications.

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

The interim results showed subjects treated with a single OTX-TKI implant demonstrated stable and sustained best corrected visual acuity, or BCVA, (mean change from baseline of -0.3 letters) and central subfield thickness, or CSFT, (mean change from baseline of -1.3 µm) in the OTX-TKI arm at 10 months, which was comparable with the aflibercept arm (mean change from BCVA baseline of -0.8 letters; mean change from CSFT baseline of -4.5 µm). Up to Month 10, 73% of subjects remained rescue-free. One subject, the subject who experienced endophthalmitis, was rescued twice. Overall, a 92% reduction in treatment burden (average percent decrease in monthly injections over the period compared to the subjects’ historical injection regimen) was observed in OTX-TKI treated subjects for up to 10 months. Four subjects were rescued in the OTX-TKI arm up to Month 10. One additional subject was rescued at that subject’s Month 10 visit.

In April 2023, we presented an update on OTX-TKI at the 2023 Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting that covered preclinical pharmacokinetics, or PK, and a review of the 10-month interim data from the ongoing Phase 1 clinical trial of OTX-TKI in the United States, including OTX-TKI implant resorption data to date. We augmented the results from our ongoing clinical trial with PK data in two animal models showing the uptake of axitinib from our hydrogel implant in the choroid and retinal pigment epithelium, or RPE, cells, where axitinib acts intra-cellularly to exert its VEGF receptor inhibiting effect. That data showed that clinically representative formulations of OTX-TKI delivered sustained axitinib concentrations through 12 months that were well above the IC50 for VEGFR-2 (vascular endothelial growth factor receptor) in cynomolgus monkey retina tissue and choroid/RPE tissues. This preclinical PK data aligns with the pharmacodynamics data we have observed to date in our ongoing U.S. clinical trial, namely the high proportion of rescue-free subjects up to Month 10 and suggests that OTX-TKI may provide continuous VEGF receptor inhibition, which, in turn, may support this new treatment paradigm, Treat to Maintain, in wet AMD care.

In June 2023, we presented 12-month data from the ongoing Phase 1 clinical trial of OTX-TKI in the United States at the Clinical Trials at the Summit 2023 conference sponsored by the American Society of Retina Specialists. As of the April 14, 2023 cut-off date, there were no drug-related ocular or systemic SAEs observed in the OTX-TKI arm except for the one SAE of endophthalmitis that we announced at the 10-month data readout February 2023 that was observed in the OTK-TKI arm and was assessed by the investigator as related to the injection procedure. There were no retinal detachment, retinal vasculitis, or implant migration into the anterior chamber adverse events observed in the OTX-TKI arm, and no subjects had dropped out of either arm as of the data cut-off. The results showed subjects treated with a single OTX-TKI implant continued to demonstrate sustained BCVA (mean change from baseline of -1.0 letters) and CSFT (mean change from baseline of +20.2 μm) in the OTX-TKI arm at 12 months, which was comparable with the aflibercept arm (mean change from BCVA baseline of +2.0 letters; mean change from CSFT baseline of -2.2 μm). Sixty percent of OTX-TKI subjects were rescue-free up to Month 12. At the Month 12 visit, an additional four of the subjects were rescued. Overall, an 89% reduction in treatment burden was observed in OTX-TKI treated subjects at 12 months. These results align with our expectation that we would see a reactivation of disease in some patients, which we believe indicates that OTX-TKI continues to function as designed with axitinib concentrations beginning to fall below therapeutic levels after the implant bioresorbs.

We intend to initiate our first of two planned pivotal trials in wet AMD in the third quarter of 2023. This pivotal clinical trial will be a prospective, multi-center, randomized, parallel-group trial that will be run primarily at sites in the United States. The pivotal clinical trial will be a superiority trial that is designed after extensive discussions with the key opinion leaders and is within the FDA’s current wet AMD draft guidelines. We plan to enroll approximately 300 wet AMD subjects who are treatment naïve in the study eye in this clinical trial. It will compare a single implant of OTX-TKI to a single injection of aflibercept and assess the safety and efficacy of OTX-TKI in subjects with wet AMD by measuring BCVA and CSFT.

Non-Proliferative Diabetic Retinopathy (NPDR)

Given our belief in the potential applicability of OTX-TKI to other retinal diseases, we initiated the HELIOS clinical trial to evaluate OTX-TKI for the treatment of NPDR in the fourth quarter of 2022 and dosed our first patient in February 2023. In June 2023, we announced completion of enrollment in the HELIOS clinical trial. We are conducting the HELIOS Phase 1 clinical trial initially under an exploratory Investigational New Drug Application, or eIND. In the HELIOS clinical trial, we have enrolled 22 subjects with diabetic retinopathy secondary to type 1 or type 2 diabetes who had not had an anti-VEGF injection in the prior 12 months or diabetic macular edema, or DME, in the prior six months, randomized 2:1 to either a single 600 µg implant of OTX-TKI or sham control across approximately 10 sites. We anticipate disclosing interim 6-month data from the HELIOS clinical trial in the first quarter of 2024.

We have been in discussions with the FDA for the clinical development of OTX-TKI for the treatment of NPDR and have a potential pivotal clinical trial design that is consistent with guidance from the FDA. Subject to favorable interim data from the ongoing HELIOS clinical trial and obtaining the necessary financing to fund the trial, we expect to be prepared to initiate a pivotal clinical trial for NPDR as early as the first quarter of 2024.

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

In February 2022, we presented interim data from a Phase 1 clinical trial evaluating OTX-TIC for the treatment of OAG or OHT. The clinical trial is designed to evaluate the safety, biological activity, durability and tolerability of OTX-TIC in subjects with controlled OAG or OHT. The clinical trial consisted of four patient cohorts: cohort 1 included five subjects who received a 15 μg dose, cohort 2 included four subjects who received a 26 μg dose, cohort 3 included five subjects who received a 15 μg dose with a fast-degrading implant, and cohort 4 included five subjects who received a 5 μg dose with a fast-degrading implant.

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

We initiated a Phase 2 clinical trial evaluating the safety, tolerability and efficacy of OTX-TIC for the treatment of patients with primary OAG or OHT in the fourth quarter of 2021 and dosed the first subject in the first quarter of 2022. The Phase 2 clinical trial was designed to include approximately 105 subjects at 15 to 20 sites between three arms of approximately 35 subjects each to evaluate two formulations of OTX-TIC for the treatment of OAG or OHT in subjects compared to DURYSTA. The non-study eye of each subject will receive a topical prostaglandin daily. The primary efficacy endpoint is measured by diurnal IOP mean change from baseline (8 a.m., 10 a.m. and 4 p.m.) at two, six and 12 weeks. One arm in the Phase 2 clinical trial is receiving the same formulation used in cohort 2 of the Phase 1 clinical trial, containing a 26 µg dose of drug and utilizing a standard implant. The second arm was receiving the same formulation used in cohort 4 of the Phase 1 clinical trial, containing a 5 µg dose of drug and utilizing a fast-degrading implant. The active comparator control arm will receive one injection of DURYSTA in one eye and a topical prostaglandin daily in the non-study eye. Due to elevations in IOP observed in six subjects in the OTX-TIC 5 µg arm of the trial approximately 12 weeks after enrollment, we terminated enrollment in the 5 µg arm of the trial in the fourth quarter of 2022 and are continuing forward with the OTX-TIC 26 µg and DURYSTA arms of the trial. We expect that the Phase 2 clinical trial will consist of approximately 86 patients: approximately 35 patients in the OTX-TIC 26 µg treatment arm, 35 patients in the DURYSTA arm and approximately 16 patients that were previously enrolled in the OTX-TIC 5 µg treatment arm. Enrollment of the Phase 2 clinical trial was completed in July 2023. We have started a pilot repeat-dose sub-study in the Phase 2 clinical trial that to evaluate the safety of a repeat, sustained release dose of OTX-TIC 26 μg, in a small subset of subjects with OAG or OHT. These subjects will be followed for at least 6 months after their enrollment in the sub-study to monitor and evaluate their endothelial cell health. We plan to provide topline data from the single-dose portion of the Phase 2 clinical trial, assessing the efficacy and durability of OTX-TIC and the preservation of endothelial cell health that could make the drug suitable for chronic dosing, in the first quarter of 2024.

If our Phase 2 clinical trial is successful and subject to obtaining the necessary financing, we would then plan to conduct two well-controlled pivotal clinical trials under an Investigational New Drug Application, or IND.

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

Based on the data from the Phase 2 clinical trial, we initiated a small trial in connection with our efforts to develop an appropriate placebo comparator that may be used in both the OTX-DED and OTX-CSI programs in the second quarter of 2023. This trial evaluates the performance of OTX-DED versus placebo inserts, namely fast-dissolving, biodegradable collagen plugs, and no inserts at all, to explain the placebo performance seen in the Phase 2 clinical trials evaluating both OTX-DED and OTX-CSI in which the vehicle hydrogel placebo insert or placebo comparator vehicle remained in the canaliculus longer than anticipated, performing more like an active comparator than a placebo. We plan to use the results of this trial to inform the next steps for both the OTX-DED and OTX-CSI programs.

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

AffaMed License Agreement

In October 2020, we entered into a license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA and OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. Under the terms of the agreement, we received an upfront payment of $12 million and became eligible to receive development, regulatory and commercial milestone payments and clinical development support payments of up to $91 million in the aggregate, as well as royalties from future product sales. In the fourth quarter of 2021, we received a $1 million milestone payment upon the approval by the FDA of an sNDA for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication; and in the second quarter of 2022, we received a $2 million clinical support payment in connection with dosing the first subject in a Phase 2 clinical trial evaluating OTX-TIC for the treatment of OAG or OHT. In April 2023, AffaMed announced that China’s National Medical Products Administration, or NMPA, had approved AffaMed’s Clinical Trial Application to initiate a Phase 3 registrational study in China to investigate the efficacy and safety of DEXTENZA in subjects following ophthalmic surgery. The approval triggered a $1 million milestone payment that we received in June 2023. Royalties are tiered and will range from the low teens to low twenty percent range. In return, we agreed to grant AffaMed exclusive rights to develop and commercialize DEXTENZA for the treatment of postsurgical inflammation and pain following ophthalmic surgery and ocular itching in patients with allergic conjunctivitis, and OTX-TIC for the reduction of elevated IOP in patients with primary OAG or OHT in specified Asian markets. We retain the right to develop and commercialize DEXTENZA and OTX-TIC in all other global markets.

Financial Position

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and for the treatment of ocular itching associated with allergic conjunctivitis, and our development and commercialization of other products with significant market potential, including OTX-TKI for the treatment of wet AMD, NPDR, and other retinal diseases, OTX-TIC for the treatment of OAG or OHT, OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, and OTX-CSI for the chronic treatment of dry eye disease. Our net loss was $20.7 million and $51.0 million for the three and six months ended June 30, 2023, respectively. Our net loss was $18.8 million and $31.3 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $667.8 million.

Our total costs and operating expenses were $35.8 million and $71.7 million for the three and six months ended June 30, 2023 including $5.1 million and $10.1 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our total costs and operating expenses were $32.2 million and $63.2 million for the three and six months ended June 30, 2022 including $4.8 million and $9.6 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our operating expenses have grown as we continue to commercialize DEXTENZA; pursue the clinical development of OTX-TKI, OTX-TIC, OTX-DED, and OTX-CSI; and research and develop other product candidates. We expect to incur substantial sales and marketing expenses in connection with the ongoing commercialization of DEXTENZA and any commercialization efforts for any other product candidate for which we may receive approval. We expect to incur substantial research and development expenses in connection with our planned pivotal clinical trial for OTX-TKI for the treatment of wet AMD and any other planned clinical trials that we may initiate for OTX-TKI or other product candidates.

Although we expect to continue to generate revenue from sales of DEXTENZA, we will need to obtain substantial additional funding to support our continuing operations, including the commercialization of DEXTENZA and the clinical development of our product candidates. If we are unable to raise capital or access our borrowing capacity when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

In-market unit sales figures—unit sales from specialty distributors to ASCs and HOPDs—in the second quarter of 2023 were in excess of 36,000 billable units, compared to more than 25,000 billable units in the second quarter of 2022, representing an increase of approximately 40%, and compared to more than 34,000 billable units in the first quarter of 2023, representing an increase of approximately 6%. As of June 30, 2023, we have achieved market access coverage of 100% coverage in Medicare Part B, over 90% coverage in Medicare Advantage, and over 70% coverage on the commercial payor side. In-market unit sales for July 2023 were approximately 10,800 billable units. Differences between the growth in DEXTENZA’s product revenue, net as recognized in our unaudited condensed consolidated financial statements and the in-market unit sales figures are attributable to distributor stocking patterns. In November 2022, as part of the annual CMS rule-making cycle, the CY 2023 OPPS rule was finalized and provided that DEXTENZA would qualify under the criteria established for non-opioid pain management drugs as a surgical supply provision. This provision allows for continued separate payment of DEXTENZA in the ASC setting for 2023 but does not require separate payment for DEXTENZA in the HOPD setting. The changes resulting from this provision have resulted in an increase in the relative share of sales of DEXTENZA to ASCs as a percentage of our total product revenue, net. In its draft recommendation for the CY 2024 OPPS rule published in July 2023, CMS recommended to continue separate payment of DEXTENZA in the ASC setting for 2024.

Currently, the billing code that describes the insertion procedure for DEXTENZA does not provide for a separate facility payment to the provider for the actual procedure to insert DEXTENZA. We, as well as large ophthalmic societies, surgeons, ASC administrators and other parties, have requested that CMS assign a status indicator to the billing code that would provide a separate facility payment in the ASC, so that the facilities are compensated for the additional time and resources required to administer DEXTENZA. We expect that CMS will issue a final ruling late in 2023.

In August 2021, we and Jefferies LLC, or Jefferies, entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies, acting as agent. During the three and six months ended June 30, 2023, we sold 1,370,208 shares of common stock under the 2021 Sales Agreement, resulting in gross proceeds to us of $9.2 million, and net proceeds, after accounting for issuance costs, of $8.8 million.

On August 2, 2023, or the Closing Date, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility for us, or the Barings Credit Facility, in the aggregate principal amount of $82.5 million, or the Total Credit Facility Amount. We borrowed the full amount of $82.5 million at closing and received proceeds of $77.8 million, after the application of a discount and fees. Indebtedness under the Barings Credit Facility matures on the earlier to occur of (i) the six-year anniversary of the Closing Date and (ii) the date that is 91 days prior to the maturity date for our Convertible Notes.

Indebtedness under the Barings Credit Facility incurs interest at a SOFR-based rate, subject to a minimum 1.50% floor, plus 6.75%. We are obligated to make interest payments on our indebtedness under the Barings Credit Facility on a monthly basis, commencing on the Closing Date; to pay annual administration fees; and to pay, on the maturity date, any principal and accrued interest that remains outstanding as of such date. In addition, we are obligated to pay a fee, which we refer to as the Royalty Fee, in an amount equal to the Total Credit Facility Amount, which amount shall be reduced by the total amount of interest and principal prepayment fees paid under the Barings Credit Agreement. We are required to pay the Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Royalty Fee is paid in full. The Royalty Fee is due and payable upon a change of control of the company. In the event we complete a change of control transaction on or prior to the twelve-month anniversary of the Closing Date, the Royalty Fee is subject to a reduction to an amount that is equal to (i) 20% of the Total Credit Facility Amount, in the event that a signed letter of intent evidencing such change of control transaction was entered into by us on or prior to the date that is six months after the Closing Date and (ii) 30% of the Total Credit Facility Amount, in the event that a signed letter of intent evidencing such change of control transaction was entered into by us after the date that is six months, but before the date that is twelve months, after the Closing Date. We may, at our option, prepay any or all of the Royalty Fee at any time without penalty. In connection with the Barings Credit Agreement, we have granted the lenders a first-priority security interest in all of our assets, including our intellectual property, subject to certain agreed-upon exceptions. The Barings Credit Agreement includes negative covenants restricting us from making payments to the holders of the Convertible Notes, as defined below, except in connection with a proposed conversion to equity and with respect to certain permitted expenses and requiring us to maintain a minimum liquidity amount of $20.0 million. The Barings Credit Agreement also includes customary affirmative and negative covenants.

In March 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the Convertible Notes. The Convertible Notes accrue interest at an annual rate of 6% of the outstanding principal amount, payable in cash at maturity, on March 1, 2026, unless earlier converted, repurchased or redeemed. Concurrently with entering into the Barings Credit Agreement, on August 2, 2023, we and the holders of the Convertible Notes extended the maturity of the Convertible Notes, which would otherwise have matured on March 1, 2026, to a date 91 days following the maturity of the indebtedness under the Barings Credit Facility.

On June 4, 2021, we entered into the Fourth Amended and Restated Credit and Security Agreement with MidCap Financial Trust, or MidCap, as administrative agent, and the lenders party thereto, which we refer to as the MidCap

Credit Agreement, to increase the aggregate principal amount borrowed under our credit facility, which we refer to as the MidCap Credit Facility, to $25.0 million, extend the interest-only payment period to May 1, 2024, and extend the maturity date to November 2025. In connection with entering the Barings Credit Facility, we paid MidCap and our other lenders $26.2 million in satisfaction of our obligations under the MidCap Credit Facility in August 2023.

We believe that our existing cash and cash equivalents of $66.6 million as of June 30, 2023, plus the net cash received from the borrowing under the Barings Credit Facility after the repayment of the MidCap Credit Facility and reflecting the $20.0 million minimum cash covenant in the Barings Credit Agreement, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2025. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA product sales, and cash outflows from operating expenses, including clinical trials. With these resources, we have the funding to initiate the first of two planned pivotal clinical trials for OTX-TKI for the treatment of wet AMD. Our planned operating expenses do not include the expenses necessary to complete the first of two planned pivotal clinical trials for OTX-TKI for the treatment of wet AMD or to initiate the second of our two planned pivotal clinical trials for OTX-TKI for the treatment of wet AMD or any other pivotal trials for our other product candidates, including OTX-TKI for the treatment of NPDR, which we do not intend to commence unless we obtain additional financing. These estimates are subject to various assumptions including assumptions as to the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. These and other assumptions upon which we have based our estimates may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. See “—Liquidity and Capital Resources”.

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

Other Income (Expense)

Interest Expense. Interest expense is incurred on our debt. As of and for the three and six months ended June 30, 2023, our interest-bearing debt included the Convertible Notes ($37.5 million outstanding principal) and the notes payable under the MidCap Credit Facility ($25.0 million outstanding principal). The MidCap Credit Facility was paid off in full in August 2023. Since August 2, 2023, our interest-bearing debt includes the amounts borrowed under the Barings Credit Facility ($82.5 million outstanding principal).

Change in Fair Value of Derivative Liability. In 2019, in connection with the issuance of our Convertible Notes, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. The changes in fair value are recorded through the condensed consolidated statement of operations and comprehensive loss and are presented under the caption change in fair value of derivative liability.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$15,029	$12,144	$2,885
Collaboration revenue	157	122	35
Total revenue, net	15,186	12,266	2,920
Costs and operating expenses:
Cost of product revenue	1,304	1,155	149
Research and development	15,094	13,100	1,994
Selling and marketing	11,153	10,140	1,013
General and administrative	8,205	7,787	418
Total costs and operating expenses	35,756	32,182	3,574
Loss from operations	(20,570)	(19,916)	(654)
Other income:
Interest income	748	73	675
Interest expense	(1,991)	(1,696)	(295)
Change in fair value of derivative liability	1,131	2,773	(1,642)
Other income (expense), net	—	—	—
Total other income, net	(112)	1,150	(1,262)
Net loss	$(20,682)	$(18,766)	$(1,916)

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the three months ended June 30, 2023 and 2022 were 29.7% and 23.1%, respectively, of gross DEXTENZA product sales.

Net Revenue

We generated $15.0 million of net product revenue during the three months ended June 30, 2023 from sales of our products, all of which was attributable to sales of DEXTENZA. We generated $12.1 million of net product revenue during the three months ended June 30, 2022 from sales of DEXTENZA.

We recognized $0.2 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC during the three months ended June 30, 2023 compared to $0.1 million in the three months ended June 30, 2022. We recognize collaboration revenue based on a cost-to-cost method.

Research and Development Expenses

	Three Months Ended
	June 30,		Increase
	2023	2022	(Decrease)

		(in thousands)
Direct research and development expenses by program:
OTX-TKI for diabetic retinopathy	$810	$—	$810
OTX-TKI for wet AMD	1,036	1,335	(299)
OTX-TIC for glaucoma or ocular hypertension	1,491	644	847
OTX-CSI for treatment of dry eye disease	32	—	32
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	211	41	170
DEXTENZA for post-surgical ocular inflammation and pain	557	489	68
DEXTENZA for ocular itching associated with allergic conjunctivitis	—	3	(3)
Preclinical programs	(24)	617	(641)
Unallocated expenses:
Personnel costs	6,867	6,321	546
All other costs	4,114	3,650	464
Total research and development expenses	$15,094	$13,100	$1,994

Research and development expenses were $15.1 million for the three months ended June 30, 2023, compared to $13.1 million for the three months ended June 30, 2022. Within research and development expenses, expenses for clinical programs increased $1.6 million, unallocated expenses increased $1.0 million, and expenses for preclinical programs decreased $0.6 million. For the three months ended June 30, 2023, we incurred $4.1 million in direct research and development expenses for our products and product candidates compared to $2.5 million for the three months ended June 30, 2022. The increase of $1.6 million is related to timing and conduct of our various clinical trials for our product candidates and development activities related to our preclinical programs.

We expect that clinical trial expenses will remain at approximately the same level in the remainder of 2023 for our product candidates, reflecting the anticipated completion of our ongoing U.S. based Phase 1 clinical trial for OTX-TKI for wet AMD, the planned initiation of our pivotal clinical for OTX-TKI for wet AMD, and the continuation of our ongoing Phase 1 clinical trial in NPDR and our ongoing Phase 2 clinical trial for OTX-TIC.

Selling and Marketing Expenses

	Three Months Ended
	June 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$7,250	$6,244	$1,006
Professional fees	2,423	2,771	(348)
Facility related and other	1,480	1,125	355
Total selling and marketing expenses	$11,153	$10,140	$1,013

Selling and marketing expenses were $11.2 million for the three months ended June 30, 2023, compared to $10.1 million for the three months ended June 30, 2022. The increase of $1.1 million was primarily due to an increase of $1.0 million in personnel costs as we expanded our field-based team to support the commercialization of DEXTENZA.

We expect our selling and marketing expenses to continue to increase in the remainder of 2023 and beyond as we continue to support the commercialization of DEXTENZA.

General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$5,304	$4,520	$784
Professional fees	2,762	2,596	166
Facility related and other	139	671	(532)
Total general and administrative expenses	$8,205	$7,787	$418

General and administrative expenses were $8.2 million for the three months ended June 30, 2023, compared to $7.8 million for the three months ended June 30, 2022, primarily due to an increase of $0.8 million in personnel related costs, including stock-based compensation, and a decrease of $0.5 million in facility related and other cost.

Other Income (Expense), Net

Other expense, net was $0.1 million for the three months ended June 30, 2023, compared to other income, net of $1.2 million for the three months ended June 30, 2022. The change of $1.3 million was due primarily to a decrease in the recognized income related to the fair value measurement of the derivative liability related to the Convertible Notes of $1.6 million, partially offset by an increase in interest income of $0.7 million.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$28,243	$24,642	$3,601
Collaboration revenue	318	811	(493)
Total revenue, net	28,561	25,453	3,108
Costs and operating expenses:
Cost of product revenue	2,517	2,454	63
Research and development	29,842	26,200	3,642
Selling and marketing	21,989	19,203	2,786
General and administrative	17,332	15,344	1,988
Total costs and operating expenses	71,680	63,201	8,479
Loss from operations	(43,119)	(37,748)	(5,371)
Other income (expense):
Interest income	1,312	89	1,223
Interest expense	(3,760)	(3,378)	(382)
Change in fair value of derivative liability	(5,432)	9,731	(15,163)
Other income (expense), net	(1)	(2)	1
Total other income (expense), net	(7,881)	6,440	(14,321)
Net loss	$(51,000)	$(31,308)	$(19,692)

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the six months ended June 30, 2022 and 2021 were 28.9% and 22.5%, respectively, of gross DEXTENZA product sales.

Net Revenue

We generated $28.2 million of net product revenue during the six months ended June 30, 2023, all of which was attributable to sales of DEXTENZA. We generated $24.6 million of net product revenue during the six months ended June 30, 2022, all of which was attributable to sales of DEXTENZA. We believe the growth in revenue for DEXTENZA was primarily due to increased market acceptance and our ongoing commercialization efforts.

We recognized $0.3 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC during the six months ended June 30, 2023, compared to $0.8 million in the six months ended June 30, 2022. We recognize collaboration revenue based on a cost-to-cost method.

Research and Development Expenses

	Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Direct research and development expenses by program:
OTX-TKI for diabetic retinopathy	$1,411	$—	$1,411
OTX-TKI for wet AMD	2,822	2,544	278
OTX-TIC for glaucoma or ocular hypertension	2,145	1,190	955
OTX-CSI for treatment of dry eye disease	134	161	(27)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	265	307	(42)
DEXTENZA for post-surgical ocular inflammation and pain	1,005	798	207
DEXTENZA for ocular itching associated with allergic conjunctivitis	—	21	(21)
Preclinical programs	950	716	234
Unallocated expenses:
Personnel costs	14,208	12,864	1,344
All other costs	6,902	7,599	(697)
Total research and development expenses	$29,842	$26,200	$3,642

Research and development expenses were $29.8 million for the six months ended June 30, 2023, compared to $26.2 million for the six months ended June 30, 2022. The increase of $3.6 million was primarily due to an increase of $2.8 million in clinical programs, and increase of $0.6 million in unallocated expenses, and an increase of $0.2 million in preclinical related programs. For the six months ended June 30, 2023, we incurred $7.8 million in direct research and development expenses for our products and product candidates compared to $5.0 million for the six months ended June 30, 2022. The increase of $2.8 million is related to timing and start of our various clinical trials for our product candidates.

Selling and Marketing Expenses

	Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$14,811	$12,579	$2,232
Professional fees	4,501	4,705	(204)
Facility related and other	2,677	1,919	758
Total selling and marketing expenses	$21,989	$19,203	$2,786

Selling and marketing expenses were $22.0 million for the six months ended June 30, 2023, compared to $19.2 million for the six months ended June 30, 2022. The increase of $2.8 million was primarily due to increases of $2.2 million in personnel costs with the expansion of the commercial workforce to support DEXTENZA and $0.8 million in facility related and other costs.

General and Administrative Expenses

	Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$11,144	$9,117	$2,027
Professional fees	5,643	5,554	89
Facility related and other	545	673	(128)
Total general and administrative expenses	$17,332	$15,344	$1,988

General and administrative expenses were $17.3 million for the six months ended June 30, 2023, compared to $15.3 million for the six months ended June 30, 2022. The increase of $2.0 million was primarily due to an increase of $2.0 million in personnel related costs, including stock-based compensation.

Other Income (Expense), Net

Other expense, net was $7.9 million for the six months ended June 30, 2023, compared to other income, net of $6.4 million for the six months ended June 30, 2022. The change of $14.3 million was due primarily to a decrease in the recognized income (expense) related to the fair value measurement of the derivative liability related to the Convertible Notes of $15.2 million, partially offset by an increase in interest income of $1.2 million.

Liquidity and Capital Resources

We have a history of incurring significant operating losses. Our net losses were $20.7 million and $51.0 million for the three and six months ended June 30, 2023, and $71.0 million and $6.6 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $667.8 million.

As of June 30, 2023, we had cash and cash equivalents of $66.6 million; notes payable of $25.0 million face value and senior convertible notes of $37.5 million par value, plus accrued interest of $9.8 million. On August 2, 2023, we entered into the Barings Credit Agreement which established the $82.5 million Barings Credit Facility. We borrowed the full amount of $82.5 million at closing and received proceeds of $77.8 million, after the application of a discount and fees. Concurrently with entering into the Barings Credit Agreement, we and the holders of the Convertible Notes extended the maturity of the Convertible Notes, which would otherwise have matured on March 1, 2026, to a date 91 days following the maturity of the indebtedness under the Barings Credit Facility. In connection with our entering into the Barings Credit Facility, we paid an aggregate of $26.2 million to MidCap Financial Trust and the other lenders party to the MidCap Credit Facility, comprised of $25.0 million in principal and interest accrued thereunder and $1.2 million in exit and prepayment fees in satisfaction of our obligations under the MidCap Credit Facility. Upon the payment, all liens and security interests securing the indebtedness under the MidCap Credit Facility were released. See “—Financial Position”.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2023	2022

Cash used in operating activities	$(40,048)	$(29,476)
Cash used in investing activities	(5,369)	(771)
Cash provided by financing activities	9,723	622
Net decrease in cash and cash equivalents	$(35,694)	$(29,625)

Operating activities. Net cash used in operating activities was $40.0 million for the six months ended June 30, 2023, primarily resulting from our net loss of $51.0 million, net unfavorable changes in our operating assets and liabilities of $7.1 million, offset by the increase in the fair value of our derivative liability of $5.4 million and $12.6 million of other non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which significantly offset any contributions from our revenues to date. Our non-cash charges during the six months ended June 30, 2023 consisted primarily of $9.0 million of stock-based compensation expense, $2.5 million in non-cash interest expense, and $1.1 million in depreciation and amortization expense, including amortization of operating lease assets. Net cash used by unfavorable changes in our operating assets and liabilities during the six months ended June 30, 2023 consisted primarily of net increases in accounts receivable of $6.0 million, decreases in accrued expenses and other current liabilities, excluding accrued non-cash interest, of $0.6 million, net decreases of accounts payable, excluding accounts payable related to additions to property and equipment, of $0.3 million, and net increases of prepaid expenses and other current assets of $0.6 million, partially offset by increases of deferred revenue of $0.7 million.

Net cash used in operating activities was $29.5 million for the six months ended June 30, 2022, primarily resulting from our net loss of $31.3 million, the change in the fair value of our derivative liability of $9.7 million, net changes in our operating assets and liabilities of $0.4 million, partially offset by $12.0 million of other non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which significantly offset any contributions from our revenues to date. Our non-cash charges during the six months ended June 30, 2022 consisted primarily of $8.5 million of stock-based compensation expense, $2.4 million in non-cash interest expense, and $1.1 million in depreciation and amortization expense, including amortization of operating lease assets. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2022 consisted primarily of net decreases in accounts receivable, prepaid expenses and other operating assets, and net decreases in accrued expenses and other operating liabilities.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2023 and 2022 totaled $5.4 million and $0.8 million, respectively. For the six months ended June 30, 2023, the investing activities were primarily related to leasehold improvements and purchases of equipment. For the six months ended June 30, 2022, the investing activities were purchases of equipment.

Financing activities. Net cash provided by financing activities was $9.7 million for the six months ended June 30, 2023 and $0.6 million for the six months ended June 30, 2022. Net cash provided by financing activities for the six months ended June 30, 2023 consisted of $8.8 million from the sale of shares of our common stock under the 2021 Sales Agreement, and $0.9 million from the exercises of stock options and purchases of shares of our common stock under the ESPP. In March 2023, the Company requested a protective advance of $2.0 million under the MidCap Credit Agreement in response to the closure of Silicon Valley Bank by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation was appointed as receiver, which was deemed a credit extension. The Company repaid the full principal amount of $2.0 million in March 2023. Net cash provided by financing activities for the six months ended June 30, 2022 consisted of proceeds from the exercise of stock options and purchases of shares of our common stock under the ESPP.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development and increase our sales and marketing resources to support the commercialization of DEXTENZA and the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any other products or product candidates we intend to commercialize;
●	continue ongoing clinical trials for OTX-TKI for the treatment of wet AMD (in both Australia and the United States) and the treatment of NPDR (United States), OTX-TIC for the treatment of OAG or

OHT, OTX-DED for the short-term treatment of the signs and symptoms of dry eye diseases, and DEXTENZA in pediatric subjects following cataract surgeries;
●	initiate our planned clinical trials, including the first of two planned pivotal clinical trials for OTX-TKI for the treatment of wet AMD;
●	determine to initiate new clinical trials to evaluate our product candidates;
●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in specified Asian markets pursuant to our license agreement and collaboration with AffaMed;
●	continue the research and development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings;
●	make investments to improve our defenses against cybersecurity and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

We believe that our existing cash and cash equivalents as of June 30, 2023, plus the net cash received from the borrowing under the Barings Credit Facility after the repayment of the MidCap Credit Facility and reflecting the $20.0 million minimum cash covenant in the Barings Credit Agreement, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2025. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA product sales, and cash outflows from operating expenses, including clinical trials. With these resources, we have the funding to initiate the first of two planned pivotal clinical trials for OTX-TKI for the treatment of wet AMD. Our planned operating expenses do not include the expenses necessary to complete the first of two planned pivotal clinical trials for OTX-TKI for the treatment of wet AMD or to initiate the second of our two planned pivotal clinical trials for OTX-TKI for the treatment of wet AMD or any other pivotal trials for our other product candidates, including OTX-TKI for the treatment of NPDR, which we do not intend to commence unless we obtain additional financing. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future, including cost increases due to inflation;
●	the progress, costs and outcome of our ongoing and planned clinical trials of our product candidates, in particular OTX-TKI for the treatment of wet AMD and NPDR and OTX-TIC for the treatment of OAG or OHT;
●	the scope, progress, costs and outcome of preclinical development and clinical trials of any other product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements. We do not have any committed external source of funds, development, regulatory and sales milestone payments, or royalty payments although our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments as well as royalty payments. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each security holder’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect each security holder’s rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The covenants under our existing Barings Credit Facility and the pledge of our assets as collateral limit our ability to obtain additional debt financing. If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements, royalty agreements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts which are not included in contractual obligations and commitments.

On March 31, 2023, we entered into Amendment No. 1 to the MidCap Credit Agreement, or Amendment No. 1, to replace the LIBOR-based interest rate provisions of the MidCap Credit Agreement with interest rate provisions based on the Secured Overnight Financing Rate, or SOFR, establish a benchmark replacement mechanism and make additional administrative updates. On May 4, 2023, we entered into Amendment No. 2 to the MidCap Credit Agreement, or Amendment No. 2. Amendment No. 2 provided that we may maintain up to 50% of our consolidated cash and cash equivalents with banks or financial institutions other than Silicon Valley Bank and made additional administrative updates. During the three and six months ended June 30, 2023, there were no significant changes to our contractual obligations and commitments as described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 other than Amendments No. 1 and 2 to the MidCap Credit Agreement. In connection with entering the Barings Credit Facility, we paid MidCap and our other lenders $26.2 million in satisfaction of our obligations under the MidCap Credit Facility in August 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2023, we had cash and cash equivalents of $66.6 million, which includes cash in operating bank accounts, investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

We account for the conversion option embedded in our unsecured senior subordinated convertible notes, or the Convertible Notes, as a separate financial instrument, measured at fair value, using a binomial lattice model, which we refer to as the Derivative Liability. As of June 30, 2023, the Derivative Liability was valued at $11.8 million. As of June 30, 2023, a 10% increase or decrease of the main inputs to the valuation model would not have a material effect on the fair value of the Derivative Liability. Changes of the fair value of the Derivative Liability have no impact on anticipated cash outflows.

As of June 30, 2023, we had a variable interest rate-based note payable with a principal amount of $25.0 million. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of June 30, 2023, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future growth prospects, including those identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or SEC, on March 6, 2023, which we refer to as our Annual Report on Form 10-K, and those identified under the heading “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which was filed with the SEC on May 8, 2023. The following information updates, and should be read in conjunction with, the risks factors discussed in our Annual Report on Form 10-K under the heading “Risk Factors” in Part I, Item 1A and in our subsequent Quarterly Reports on Form 10-Q under the heading “Risk Factors” in Part II, Item 1A. Any of the risks and uncertainties described in our Annual Report on Form 10-K, in any subsequent Quarterly Report on Form 10-Q, and in this Quarterly Report on Form 10-Q could materially and adversely affect our business, financial condition, results of operations and future growth prospects, and such risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business or otherwise affect our operations.

On August 2, 2023, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility for us in the aggregate principal amount of $82.5 million, or the Barings Credit Facility. Under the Barings Credit Facility we have $82.5 million, net of unamortized discount and fees, of outstanding principal indebtedness. Under the Barings Credit Agreement, we are permitted to make payments of interest and fees only through August 2029, at which time we will be required to repay the full principal amount in addition to any outstanding interest and fees. In addition, we are obligated to pay a fee, which we refer to as the Royalty Fee, in an amount equal to $82.5 million, subject to potential reductions as specified in the Barings Credit Agreement. We are required to pay the Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Royalty Fee is paid in full. The Royalty Fee is due and payable upon a change of control of the company. The Royalty Fee may also be reduced if a change of control occurs within the first twelve months of the term of the Barings Credit Agreement.

Our obligations under the Barings Credit Agreement are secured by all of our assets, including our intellectual property. The Barings Credit Facility includes negative covenants restricting us from making payments to the holders of our outstanding convertible notes, which we refer to as our Convertible Notes, except in connection with a proposed conversion to equity and with respect to certain permitted expenses and requiring us to maintain a minimum liquidity amount of $20.0 million. The Barings Credit Agreement also includes customary affirmative and negative covenants. In March 2019, we issued $37.5 million aggregate principal amount of issued and outstanding Convertible Notes. The Convertible Notes mature on a date 91 days following the maturity of the indebtedness under the Barings Credit Facility and interest on the Convertible Notes is payable at maturity or if earlier converted, repurchased or redeemed pursuant to their terms. We could in the future incur additional indebtedness beyond such amounts, including by potentially amending the Barings Credit Agreement.

Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•requiring us to dedicate a substantial portion of cash and cash equivalents and marketable securities to the payment of interest on, and principal of, our debt and related fees such as the Royalty Fee, which collectively reduce the amounts available to fund operating expenditures, including working capital, and capital expenditures and other general corporate purposes and may also have the effect of delaying, deferring or preventing a change of control;

•obligating us to additional negative covenants further restricting our activities;

•limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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

A failure to comply with conditions of our Barings Credit Agreement or the Convertible Notes could result in an event of default under those instruments. The Barings Credit Agreement and Convertible Notes also have cross-default provisions, pursuant to which a default under one instrument could cause a default in others. In an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business or operations, the amounts due under our Barings Credit Agreement or the Convertible Notes could accelerate. As a result, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness.

Item 5. Other Information.

Barings Credit Facility

On August 2, 2023, or the Closing Date, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility for us, which we refer to as the Barings Credit Facility, in the aggregate principal amount of $82.5 million, which we refer to as the Total Credit Facility Amount. We borrowed the full amount of $82.5 million at closing and received proceeds of $77.8 million, after the application of a discount and fees. In connection with our entry into the Barings Credit Agreement, we paid an aggregate of $26.2 million in August 2023 to MidCap Financial Trust, or MidCap, and the other lenders party to the Fourth Amended and Restated Credit and Security Agreement, dated as of June 4, 2021, as amended, or the MidCap Credit Agreement. Our payment to MidCap and the other lenders under the MidCap Credit Agreement was comprised of $25.0 million in principal and interest accrued thereunder and $1.2 million in exit and prepayment fees in satisfaction of our obligations thereunder. Upon the payment, all liens and security interests securing the indebtedness under the MidCap Credit Agreement were released.

Our indebtedness under the Barings Credit Facility matures on the earlier to occur of (i) the six-year anniversary of the Closing Date and (ii) the date that is 91 days prior to the maturity date for the $37.5 million of unsecured senior subordinated convertible notes, or the Convertible Notes, that we issued in March 2019. We refer to such earlier date as the Maturity Date. We are obligated to make interest payments on our indebtedness under the Barings Credit Facility on a monthly basis, commencing on the Closing Date, to pay annual administrative fees of $0.02 million, and to pay, on the Maturity Date, any principal and accrued interest that remains outstanding as of such date. In connection with our borrowing of the full amount under the Barings Credit Facility, we also incurred an upfront fee, paid in the form of an original issue discount, equal to approximately $2.5 million.

Indebtedness under the Barings Credit Facility incurs interest at a Secured Overnight Financing Rate-based rate, subject to a minimum 1.50% floor, plus 6.75%. We may prepay funds drawn under the Barings Credit Facility at any time, in accordance with the terms of the Barings Credit Agreement, subject to prepayment fees for funds prepaid (i) on or before the one-year anniversary of the Closing Date, in an amount equal to the interest that would have accrued on such prepaid funds but for the prepayment, at the interest rate in effect as of the such prepayment date, discounted to its present value; (ii) on or before the two-year anniversary of the Closing Date, in an amount equal to 11.3% of principal prepaid; (iii) after the two-year but on or before the three-year anniversary of the Closing Date, in an amount equal to 5.6% of principal prepaid; and (iv) after the three-year anniversary but on or prior to the four-year anniversary of the Closing Date, in an amount equal to 2.8% of principal prepaid. No prepayment fees are required for funds prepaid after the four-year anniversary of the Closing Date.

In addition, we are obligated to pay a fee, which we refer to as the Royalty Fee, in an amount equal to the Total Credit Facility Amount, which amount shall be reduced by the total amount of interest and principal prepayment fees paid under the Barings Credit Agreement. We are required to pay the Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Royalty Fee is paid in full. The Royalty Fee is due and payable upon a change of control of the company. In the event we complete a change of control transaction on or prior to the twelve-month anniversary of the Closing Date, the Royalty Fee is subject to a reduction to an amount that is equal to (i) 20% of the Total Credit Facility Amount, in the event that a signed letter of intent evidencing such change of control transaction was entered into by us on or prior to the date that is six months after the Closing Date and (ii) 30% of the Total Credit Facility Amount, in the event that a signed letter of intent evidencing such change of control transaction was entered into by us after the date that is six months, but before the date that is twelve months, after the Closing Date. We may, at our option, prepay any or all of the Royalty Fee at any time without penalty.

In connection with the Barings Credit Agreement, we granted the lenders a first-priority security interest in all of our assets, including our intellectual property, subject to certain agreed-upon exceptions. The Barings Credit Agreement includes negative covenants restricting us from making payments to the holders of the Convertible Notes except in connection with a proposed conversion to equity and with respect to certain permitted expenses and requiring us to maintain a minimum liquidity amount of $20.0 million. The Barings Credit Agreement also includes customary affirmative and negative covenants including limitations on dispositions, mergers or acquisitions; incurring indebtedness, liens or encumbrances; paying dividends or making distributions; making certain investments; and engaging in certain other business transactions. Our obligations under the Barings Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition or a breach or default in our obligations under the Convertible Notes. At the election of Barings, the Barings Credit Agreement provides that, following the occurrence and during the continuance of an event of default as defined in the Barings Credit Agreement, our indebtedness under the Barings Credit Facility may bear an interest rate that is 4.00% above the rate that is otherwise applicable.

On the Closing Date, in connection with our entry into the Barings Credit Agreement and establishment of the Barings Credit Facility, we and the holders of the Convertible Notes agreed to amend the Convertible Notes and the accompanying Note Purchase Agreement to, among other things, extend the maturity date of the Convertible Notes until the date that is 91 days following the Maturity Date.

DGCL 204 Ratification

On August 6, 2023, our board of directors adopted resolutions, or the Resolutions, ratifying issuances of certain shares of our common stock to employees pursuant to our 2014 Employee Stock Purchase Plan, or the Plan, pursuant to Section 204 of the General Corporation Law of the State of Delaware, or the Ratification, after it determined that the issuances may not have been duly authorized and effectuated in accordance with the Plan or duly authorized in accordance with Section 152 of the General Corporation Law of the State of Delaware as issuances of shares outside the Plan, or collectively, the Failure of Authorization. The Ratification became effective upon the adoption of the Resolutions on August 6, 2023, or the Validation Effective Time. The following share issuances have been ratified pursuant to the Resolutions: (i) 1,329 shares issued on June 30, 2015, (ii) 1,571 shares issued on December 31, 2015, (iii) 4,182 shares issued on June 30, 2016, (iv) 743 shares issued on December 30, 2016, (v) 525 shares issued on June 30, 2017, (vi) 6,870 shares issued on December 29, 2017, (vii) 930 shares issued on June 29, 2018, (viii) 11,648 shares issued on December 31, 2018, (ix) 13,154 shares issued on June 28, 2019, (x) 2,485 shares issued on December 31, 2019, (xi) 15,290 shares issued on June 30, 2020, (xii) 3,314 shares issued on December 31, 2020, (xiii) 10,798 shares issued on June 30, 2021, (xiv) 30,475 shares issued on December 31, 2021, (xv) 48,230 shares issued on June 30, 2022, and (xvi) 36,790 shares issued on December 30, 2022. Any claim that the defective corporate acts or putative stock ratified in the Resolutions are void or voidable due to the Failure of Authorization, or any claim that the Court of Chancery of the State of Delaware should declare in its discretion that the Ratification not be effective or be effective only on certain conditions, must be brought within 120 days from the later of the Validation Effective Time or the date of the filing of this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1

Amendment No. 2 to Fourth Amended and Restated Credit and Security Agreement, dated May 4, 2023, by and among MidCap Financial Trust, as administrative agent, the Registrant, and the Lenders listed therein.

X

10.2	2021 Stock Incentive Plan, as amended					X

10.3	Third Amendment to Lease, by and between the Registrant and Cobalt PropCo 2020, LLC, dated June 30, 2023.	8-K	001-36554	7/7/2023	10.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: August 7, 2023	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)