Form 10-Q
period 2023-09-30
OCULAR THERAPEUTIX, INC
filed 2023-11-07
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 79,418,626 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing clinical trials, including the pivotal Phase 3 clinical trial of AXPAXLI™, or OTX-TKI, that we initiated for the treatment of wet age-related macular degeneration, or wet AMD; our Phase 1 clinical trials of AXPAXLI for the treatment of wet AMD; our Phase 1 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR; our Phase 2 clinical trial of OTX-TIC for the reduction of intraocular pressure in patients with primary open-angle glaucoma or ocular hypertension; our Phase 2 clinical trial of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease; our clinical trial to evaluate DEXTENZA® in pediatric subjects following cataract surgery; and our planned clinical trials, including our planned second pivotal clinical trial of AXPAXLI for the treatment of wet AMD and our planned pivotal clinical trial of AXPAXLI for the treatment of NPDR;
●	our commercialization efforts for our product DEXTENZA;
●	our plans to develop, seek regulatory approval for and commercialize AXPAXLI, OTX-TIC, OTX-DED, OTX-CSI, and our other product candidates based on our proprietary bioresorbable hydrogel technology ELUTYX™;
●	our ability to manufacture DEXTENZA and our product candidates in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and our product candidates;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA and our product candidates;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;

●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations; and
●	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2023, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 8, 2023, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 7, 2023, in each case particularly in the section captioned “Risk Factors”, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, licensing agreements or investments we may make.

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

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$110,550	$102,300
Accounts receivable, net	23,589	21,325
Inventory	2,257	1,974
Prepaid expenses and other current assets	4,862	4,028
Total current assets	141,258	129,627
Property and equipment, net	12,494	9,856
Restricted cash	1,764	1,764
Operating lease assets	6,868	8,042
Total assets	$162,384	$149,289
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,984	$5,123
Accrued expenses and other current liabilities	28,887	24,097
Deferred revenue	317	576
Operating lease liabilities	1,878	1,599
Total current liabilities	35,066	31,395
Other liabilities:
Operating lease liabilities, net of current portion	7,251	8,678
Derivative liabilities	24,022	6,351
Deferred revenue, net of current portion	14,197	13,387
Notes payable, net	65,124	25,257
Other non-current liabilities	106	93
Convertible Notes, net	8,765	28,749
Total liabilities	154,531	113,910
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized and 79,412,114 and 77,201,819 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	8	8
Additional paid-in capital	676,203	652,213
Accumulated deficit	(668,358)	(616,842)
Total stockholders’ equity	7,853	35,379
Total liabilities and stockholders’ equity	$162,384	$149,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$14,950	$11,913	$43,193	$36,555
Collaboration revenue	131	52	449	864
Total revenue, net	15,081	11,965	43,642	37,419
Costs and operating expenses:
Cost of product revenue	1,377	1,073	3,895	3,528
Research and development	15,019	13,719	44,860	39,919
Selling and marketing	9,315	10,186	31,304	29,390
General and administrative	8,584	8,531	25,915	23,875
Total costs and operating expenses	34,295	33,509	105,974	96,712
Loss from operations	(19,214)	(21,544)	(62,332)	(59,293)
Other income (expense):
Interest income	1,212	285	2,524	375
Interest expense	(3,426)	(1,797)	(7,187)	(5,175)
Change in fair value of derivative liabilities	6,722	(1,133)	1,290	8,598
Gains and losses on extinguishment of debt, net	14,190	—	14,190	—
Other income (expense), net	—	1	(1)	(1)
Total other income (expense), net	18,698	(2,644)	10,816	3,797
Net loss	$(516)	$(24,188)	$(51,516)	$(55,496)
Net loss per share, basic	$(0.01)	$(0.31)	$(0.66)	$(0.72)
Weighted average common shares outstanding, basic	79,373,272	76,975,839	78,276,341	76,829,434
Net loss per share, diluted	$(0.25)	$(0.31)	$(0.77)	$(0.73)
Weighted average common shares outstanding, diluted	85,142,504	76,975,839	84,045,573	82,598,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(51,516)	$(55,496)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	13,497	12,730
Non-cash interest expense	4,553	3,616
Change in fair value of derivative liabilities	(1,290)	(8,598)
Depreciation and amortization expense	2,025	1,618
Gains and losses on extinguishment of debt, net	(14,190)	—
Gain (loss) on disposal of property and equipment	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	(2,264)	1,333
Prepaid expenses and other current assets	(834)	1,433
Inventory	(283)	(295)
Accounts payable	(73)	501
Operating lease assets and liabilities	26	(331)
Accrued expenses	2,019	(293)
Deferred revenue	551	1,136
Net cash used in operating activities	(47,780)	(42,645)
Cash flows from investing activities:
Purchases of property and equipment	(5,628)	(1,565)
Net cash used in investing activities	(5,628)	(1,565)
Cash flows from financing activities:
Proceeds from issuance of short-term bridge loan	2,000	—
Proceeds from issuance of Barings notes payable	82,474	—
Proceeds from exercise of stock options	543	514
Proceeds from issuance of common stock pursuant to employee stock purchase plan	418	482
Payments of debt refinancing costs	(5,184)	—
Proceeds from issuance of common stock upon public offering, net of issuance costs	9,532	—
Repayment of MidCap notes payable	(26,125)	—
Repayment of short-term bridge loan	(2,000)	—
Net cash provided by financing activities	61,658	996
Net increase (decrease) in cash, cash equivalents and restricted cash	8,250	(43,214)
Cash, cash equivalents and restricted cash at beginning of period	104,064	165,928
Cash, cash equivalents and restricted cash at end of period	$112,314	$122,714
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,865	$1,521
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$267	$477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2022	77,201,819	$8	$652,213	$(616,842)	$35,379
Issuance of common stock upon exercise of stock options	26,443	—	78	—	78
Issuance of common stock upon vesting of restricted stock units	288,376	—	—	—	—
Stock-based compensation expense	—	—	4,572	—	4,572
Net loss	—	—	—	(30,318)	(30,318)
Balances at March 31, 2023	77,516,638	$8	$656,863	$(647,160)	$9,711
Issuance of common stock upon exercise of stock options	97,435	—	403	—	403
Issuance of common stock in connection with employee stock purchase plan	176,406	—	418	—	418
Issuance of common stock upon vesting of restricted stock units	73,117	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs	1,370,208	—	8,824	—	8,824
Stock-based compensation expense	—	—	4,413	—	4,413
Net loss	—	—	—	(20,682)	(20,682)
Balances at June 30, 2023	79,233,804	$8	$670,921	$(667,842)	$3,087
Issuance of common stock upon exercise of stock options	16,216	—	62	—	62
Issuance of common stock upon public offering, net of issuance costs	144,718	—	708	—	708
Issuance of common stock upon vesting of restricted stock units	17,376	—	—	—	—
Stock-based compensation expense	—	—	4,512	—	4,512
Net loss	—	—	—	(516)	(516)
Balances at September 30, 2023	79,412,114	$8	$676,203	$(668,358)	$7,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2021	76,731,940	$8	$633,795	$(545,804)	$87,999
Issuance of common stock upon exercise of stock options	27,674	—	129	—	129
Stock-based compensation expense	—	—	4,209	—	4,209
Net loss	—	—	—	(12,542)	(12,542)
Balances at March 31, 2022	76,759,614	$8	$638,133	$(558,346)	$79,795
Issuance of common stock upon exercise of stock options	9,469	—	11	—	11
Issuance of common stock in connection with employee stock purchase plan	140,943	—	482	—	482
Stock-based compensation expense	—	—	4,281	—	4,281
Net loss	—	—	—	(18,766)	(18,766)
Balances at June 30, 2022	76,910,026	$8	$642,907	$(577,112)	$65,803
Issuance of common stock upon exercise of stock options	100,359	—	374	—	374
Stock-based compensation expense	—	—	4,240	—	4,240
Net income	—	—	—	(24,188)	(24,188)
Balances at September 30, 2022	77,010,385	$8	$647,521	$(601,300)	$46,229

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

The Company is currently commercializing DEXTENZA (dexamethasone insert) 0.4mg, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain and for the treatment of ocular itching associated with allergic conjunctivitis, in the United States. The Company’s most advanced product candidate, AXPAXLI, is in Phase 3 clinical development; the Company’s other advanced product candidates are in either Phase 1 or Phase 2 clinical development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of September 30, 2023, the Company had an accumulated deficit of $668,358. As of September 30, 2023, the Company had existing cash and cash equivalents of $110,550. Based on the Company’s current operating plan, which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses and capital expenditures, the Company believes that its existing cash and cash equivalents as of September 30, 2023 will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these unaudited condensed consolidated financial statements while the Company observes a minimum liquidity covenant of $20,000 in its credit facility (Note 7). The future viability of the Company beyond that point is dependent on the Company’s ability to generate cash flows from the sale of DEXTENZA and raise additional capital to finance its operations. The Company will need to finance its operations through public or private securities offerings, debt financings, collaborations, strategic alliances, licensing agreements, royalty agreements, or marketing and distribution agreements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2022 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP.  The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2023 and results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022 have been made.  The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and adopted by us as of the specified effective date. The Company believes that recently issued accounting pronouncements that are not yet effective will not have a material impact on our consolidated financial statements and disclosures.

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

Royalties paid under this agreement related to product sales (the “Incept Royalties”) were $451 and $1,264 for the three and nine months ended September 30, 2023, respectively, and $0 and $744 for the three and nine months ended September 30, 2022, respectively. The Incept Royalties have been charged to cost of product revenue.

AffaMed License Agreement (out-licensing)

On October 29, 2020, the Company entered into a license agreement (“License Agreement”) with AffaMed Therapeutic Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis and for the Company’s OTX-TIC product candidate (collectively the “AffaMed Licensed Products”) regarding open-angle glaucoma or ocular hypertension, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

The terms and conditions of the License Agreement are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

In June 2023, the Company received a milestone payment of $1,000 from AffaMed in connection with AffaMed receiving approval of its Clinical Trial Application to initiate a Phase 3 registrational study in China to investigate the efficacy and safety of DEXTENZA in subjects following ophthalmic surgery by China’s National Medical Products Administration. The Company has allocated the amount to the performance obligation regarding the license, regulatory filings and manufacturing of DEXTENZA as an addition to deferred revenue.

In March 2022, the Company invoiced AffaMed $2,000 for a clinical trial support payment in connection with the initiation by the Company of the OTX-TIC Phase 2 clinical trial and allocated the amount to the performance obligation regarding the conduct of a Phase 2 clinical trial of OTX-TIC (the “Phase 2 Clinical Trial of OTX-TIC performance obligation”) as an addition to deferred revenue. Payment was received by the Company during the three months ended June 30, 2022.

The Company recognized collaboration revenue related to the Phase 2 Clinical Trial of OTX-TIC performance obligation of $131 and $449 for the three and nine months ended September 30, 2023, respectively, and $52 and $864 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, the aggregate amount of the transaction price allocated to the partially unsatisfied Phase 2 Clinical Trial of OTX-TIC performance obligation was $514. This amount is expected to be recognized as this performance obligation is satisfied through June 2025.

Deferred revenue activity for the three and nine months ended September 30, 2023 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2022	$13,963
Additions	1,000
Amounts recognized into revenue	(449)
Deferred revenue at September 30, 2023	$14,514

4. Cash Equivalents and Restricted Cash

As of September 30, 2023 and December 31, 2022, the Company held restricted cash of $1,764, respectively, on its unaudited condensed consolidated balance sheets. The Company held restricted cash as security deposits for its real estate leases.

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

	September 30,	September 30,
	2023	2022
Cash and cash equivalents	$110,550	$120,950
Restricted cash	1,764	1,764
Total cash, cash equivalents and restricted cash	$112,314	$122,714

5. Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$293	$309
Work-in-process	947	899
Finished goods	1,017	766
	$2,257	$1,974

6. Expenses

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued payroll and related expenses	$7,862	$7,509
Accrued rebates and programs	4,679	3,560
Accrued professional fees	1,347	1,228
Accrued research and development expenses	2,285	1,816
Accrued interest payable on Convertible Notes	10,319	8,756
Accrued interest payable on Barings Note	858	—
Accrued other	1,537	1,228
	$28,887	$24,097

7. Financial Liabilities

Barings Credit Agreement

On August 2, 2023 (the “Closing Date”), the Company entered into a credit and security agreement (the “Barings Credit Agreement”) with Barings Finance LLC (“Barings”), as administrative agent, and the lenders party thereto, providing for a secured term loan facility for the Company (the “Barings Credit Facility”) in the aggregate principal amount of $82,474 (the “Total Credit Facility Amount”). The Company borrowed the full amount of $82,474 at closing and received proceeds of $77,790, after the application of an original issue discount and fees. Indebtedness under the Barings Credit Facility matures on the earlier to occur of (i) the six-year anniversary of the Closing Date and (ii) the date that is 91 days prior to the maturity date for the Company’s Convertible Notes (as defined below). Indebtedness under the Barings Credit Facility incurs interest at a SOFR-based rate, subject to a minimum 1.50% floor, plus 6.75%. The Company is obligated to make interest payments on its indebtedness under the Barings Credit Facility on a monthly basis, commencing on the Closing Date; to pay annual administration fees; and to pay, on the maturity date, any principal and accrued interest that remains outstanding as of such date. In addition, the Company is obligated to pay a fee in an amount equal to the Total Credit Facility Amount, which amount shall be reduced by the total amount of interest and principal prepayment fees paid under the Barings Credit Agreement (such fee, the “Barings Royalty Fee”). The Company is required to pay the Barings Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Barings Royalty Fee is paid in full. The Barings Royalty Fee is due and payable upon a change of control of the Company. In the event the Company completes a change of control transaction on or prior to the twelve-month anniversary of the

Closing Date, the Barings Royalty Fee is subject to a reduction to an amount that is equal to (i) 20% of the Total Credit Facility Amount, in the event that a signed letter of intent evidencing such change of control transaction was entered into by the Company on or prior to the date that is six months after the Closing Date and (ii) 30% of the Total Credit Facility Amount, in the event that a signed letter of intent evidencing such change of control transaction was entered into by the Company after the date that is six months, but before the date that is twelve months, after the Closing Date. The Company may, at its option, prepay any or all of the Barings Royalty Fee at any time without penalty. In connection with the Barings Credit Agreement, the Company granted the lenders thereto a first-priority security interest in all assets of the Company, including its intellectual property, subject to certain agreed-upon exceptions. The Barings Credit Agreement includes negative covenants restricting the Company from making payments to the holders of the Convertible Notes, except in connection with a proposed conversion to equity and with respect to certain permitted expenses and requiring the Company to maintain a minimum liquidity amount of $20,000. The Barings Credit Agreement also includes customary affirmative and negative covenants.

The Company determined that the embedded obligation to pay the Barings Royalty Fee (the “Royalty Fee Obligation”) is required to be separated from the Barings Credit Facility and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of proceeds to the Barings Royalty Fee Obligation resulted in a discount on the Barings Credit Facility. The Company is amortizing the discount to interest expense over the term of the Barings Credit Facility using the effective interest method. Accrued or paid Barings Royalty Fees are included in the change in fair value of derivative liabilities on the consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2023, Barings Royalty Fees were $388 and $388, respectively.

A summary of the Barings Credit Facility at September 30, 2023 is as follows:

September 30,
2023
Barings Credit Facility	$82,474
Less: unamortized discount	(17,350)
Total	$65,124

As of September 30, 2023, the full principal for the Barings Credit Facility of $82,474 was due for repayment in 2029.

Convertible Notes

On March 1, 2019, the Company issued $37,500 of convertible notes, which accrue interest at an annual rate of 6% of their outstanding principal amount which is payable, along with the principal amount, at maturity (as amended the “Convertible Notes”). The terms and conditions of the Convertible Notes are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023, except with respect to the amendment as described below.

Concurrently with entering into the Barings Credit Agreement, on August 2, 2023, the Company and the holders of the Convertible Notes extended the maturity of the Convertible Notes, which would otherwise have matured on March 1, 2026, to a date 91 days following the maturity of the indebtedness under the Barings Credit Facility, unless earlier converted, repurchased or redeemed (the “Amendment”). The Company accounted for the Amendment as an extinguishment of debt in accordance with the guidance in Accounting Standards Codification Topic 470-50 Debt (“ASC 470-50”) and derecognized all liabilities related to the Convertible Notes, including the outstanding principal less unamortized discount, a derivative liability, and accrued interest, with a total carrying value of $51,090 as of the date of the Amendment. The Company determined that, after the Amendment, the embedded conversion option continues to be required to be separated from the Convertible Notes and accounted for the embedded conversion option as a freestanding derivative instrument subject to derivative accounting (the “Conversion Option Derivative Liability”). The total fair value of the Convertible Notes on August 2, 2023 after the Amendment, including the conversion option, was $36,183. The Company recognized the Convertible Notes and the Conversion Option Derivative Liability after the Amendment at their fair values as of the date of the Amendment of $18,482 and $17,701, respectively. A portion of the fair value of the Convertible Notes as of the date of the Amendment of $9,943 is presented in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets because the Convertible Notes are currently convertible, and this amount represents interest that was accrued before the Amendment and that would be payable in cash upon conversion. The allocation of a portion of the total fair value of the Convertible Notes to the Conversion Option Derivative Liability results in a discount on the Convertible Notes. Application of ASC 470-50 resulted in a gain on extinguishment of $14,907, which was charged to gains and losses on extinguishment of debt, net on the consolidated statements of operations and comprehensive loss for the quarter ended September 30, 2023.

The Company presents accrued interest after the Amendment in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets because the Convertible Notes are currently convertible, and the interest is payable in cash. The Company is amortizing the discount to interest expense over the term of the Convertible Notes using the effective interest method. The effective annual interest rate for the Convertible Notes was 19.4% as of September 30, 2023.

A summary of the Convertible Notes at September 30, 2023 and December 31, 2022 is as follows:

Convertible Notes	September 30,	December 31,
	2023	2022
Convertible Notes	$37,500	$37,500
Less: unamortized discount and current portion	(28,735)	(8,751)
Total	$8,765	$28,749

MidCap Credit Agreement

The Company entered into a credit and security agreement in 2014 (as amended, the “MidCap Credit Agreement”) establishing a credit facility (the “MidCap Credit Facility”). The terms and conditions of the MidCap Credit Agreement and the MidCap Credit Facility are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023, except with respect to Amendments No. 1 and 2 to the MidCap Credit Agreement as described in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 7, 2023.

Under the MidCap Credit Facility, the Company had a total borrowing capacity of $25,000, which was fully drawn down as of June 30, 2023. In August 2023, in connection with the Company’s establishment of the Barings Credit Facility, the Company paid an aggregate of $26,157 to MidCap Financial Trust and the other lenders party to the MidCap Credit Agreement, comprised of $25,017 in principal and interest accrued thereunder and $1,140 in exit and prepayment fees, in satisfaction of the Company’s obligations under the MidCap Credit Agreement. In connection with the payment, all liens and security interests securing the indebtedness under the MidCap Credit Agreement were released. The extinguishment of the MidCap Credit Facility has resulted in a loss of $717, which was charged to gains and losses on extinguishment of debt, net on the consolidated statements of operations and comprehensive loss for the quarter ended September 30, 2023.

On March 12, 2023, the Company requested, and received, a protective advance of $2,000 under the MidCap Credit Agreement as a short-term bridge loan in response to the closure of Silicon Valley Bank by the California Department of Financial Protection and Innovation. This protective advance was deemed a credit extension. The Company repaid the full principal amount of $2,000 in March 2023.

8. Derivative Liability

Barings Credit Agreement

The Barings Credit Agreement (Note 7) contains an embedded Royalty Fee Obligation that meets the criteria to be bifurcated and accounted for separately from the Barings Credit Facility (the "Royalty Fee Derivative Liability"). The Royalty Fee Derivative Liability was recorded at fair value upon the entering into the Barings Credit Facility and is subsequently remeasured to fair value at each reporting period. The Barings Credit Facility was initially valued and is remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis with the embedded Royalty Fee Obligation and then valuing the Barings Credit Facility without the embedded Royalty Fee Obligation. Royalty payments are estimated using a Monte Carlo simulation. Refer to Note 9 for details regarding the determination of fair value.

Convertible Notes

The Convertible Notes (Note 7) contain the Conversion Option Derivative Liability, an embedded conversion option that meets the criteria to be bifurcated and accounted for separately from the Convertible Notes. The Conversion Option Derivative Liability was recorded at fair value upon the issuance of the Convertible Notes and is subsequently remeasured to fair value at each reporting period. The Convertible Notes were initially valued and are remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis with the embedded conversion option and then valuing the Convertible Notes without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Conversion Option Derivative Liability. Refer to Note 9 for details regarding the determination of fair value.

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

For the three and nine months ended September 30, 2023, three specialty distributor customers accounted for 47%, 24% and 12%, and 51%, 23%, and 11%, respectively, of the Company’s gross product revenue, and at September 30, 2023, three specialty distributor customers accounted for 51%, 26%, and 11% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2023, or accounts receivable at September 30, 2023.

For the three and nine months ended September 30, 2022, three specialty distributor customers accounted for 42%, 30%, and 14%, and 41%, 27% and 18%, respectively, of the Company’s gross product revenue. At December 31, 2022, three specialty distributor customers accounted for 52%, 24%, and 15% of the Company’s total accounts receivable. No other customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2022, or accounts receivable at December 31, 2022.

Change in Fair Value of Derivative Liabilities

Other income (expenses) from the change in the fair values of derivative liabilities as presented on the Company’s consolidated statements of operations and comprehensive loss includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Change in the fair value of the Conversion Option Derivative Liability	$7,144	$(1,133)	$1,712	$8,598
Change in the fair value of Royalty Fee Derivative Liability	(34)	—	(34)	—
Barings Royalty Fees (Note 7)	(388)	—	(388)	—
	$6,722	$(1,133)	$1,290	$8,598

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$101,480	$—	$—	$101,480

Liability:
Derivative liabilities	$—	$—	$24,022	$24,022

	Fair Value Measurements as of
	December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$30,188	$—	$—	$30,188

Liability:
Derivative liabilities	$—	$—	$6,351	$6,351

At September 30, 2023, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $65,982 comprised of the $65,124 non-current liability (Note 7) and $858 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $69,159 at September 30, 2023.

The fair value of the Royalty Fee Derivative Liability is estimated using a Monte Carlo simulation. The use of this approach requires the use of Level 3 unobservable inputs. The main inputs when determining the fair value of the Royalty Fee Derivative Liability are the amount and timing of the expected future revenue of the Company, the estimated volatility of these revenues, and the discount rate corresponding to the risk of revenue. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

The main inputs to valuing the Royalty Fee Derivative Liability are as follows:

As of September 30, 2023
Revenue volatility	60.0%
Revenue discount rate	16.4%

The main inputs to valuing the Royalty Fee Derivative Liability as of the Closing Date were revenue volatility of 61.0% and a revenue discount rate of 15.8%.

A roll-forward of the Royalty Fee Derivative Liability is as follows:

As of
Balance at August 2, 2023	$12,604
Change in fair value	34
Balance at September 30, 2023	$12,638

At September 30, 2023, the Convertible Notes, net of the Conversion Option Derivative Liability, were carried at amortized cost totaling $19,084, comprised of the $8,765 non-current liability (Note 7) and $10,319 accrued interest (Note 6). At December 31, 2022, the Convertible Notes, net of the Conversion Option Derivative Liability, were carried at amortized cost totaling $37,505, comprised of the $28,749 non-current liability (Note 7) and $8,756 accrued interest (Note 6). The estimated fair value of the Convertible Notes, without the Conversion Option Derivative Liability, was $19,357 and $33,177 at September 30, 2023 and December 31, 2022, respectively.

The fair value of the Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The use of this approach requires the use of Level 3 unobservable inputs. The main input when determining the fair value of the Convertible Notes is the bond yield that pertains to the host instrument without the conversion option. The significant assumption used in determining the bond yield is the market yield movements of a comparable instrument issued as of the valuation date, which is assessed and updated each period. The main input when determining the fair value for disclosure purposes is the bond yield which is updated each period to reflect the yield of a comparable instrument issued as of the valuation date. To determine the gain on extinguishment related to the Amendment of the Convertible Notes as of August 2, 2023 (Note 7), the Company has determined the fair value of the Convertible Notes with and without the conversion option immediately before and immediately after the Amendment based on the same approach. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

The main inputs to valuing the Convertible Notes with the conversion option on a recurring basis are as follows:

	As of
	September 30,	December 31,
	2023	2022
Company's stock price	$3.14	$2.81
Volatility	76.3%	93.8%
Bond yield	22.7%	16.2%

The main inputs to valuing the Convertible Notes with the conversion option immediately before the Amendment on August 2, 2023 were the Company’s stock price of $4.30, volatility of 78.5%, and a bond yield of 22.6%. The main inputs to valuing the Convertible Notes with the conversion option immediately after the Amendment on August 2, 2023 were the Company’s stock price of $4.30, volatility of 77.8%, and a bond yield of 22.9%.

A roll-forward of the Conversion Option Derivative Liability, including the impact from accounting for the Convertible Notes Amendment, is as follows:

As of
Balance at December 31, 2022	$6,351
Change in fair value	5,432
Balance at June 30, 2023	11,783
Change in fair value	(827)
Balance at August 2, 2023 before the Convertible Notes Amendment	10,956
Change in fair value from Convertible Notes Amendment	6,745
Balance at August 2, 2023 after the Convertible Notes Amendment	17,701
Change in fair value	(6,317)
Balance at September 30, 2023	$11,384

10. Equity

On August 9, 2021, the Company and Jefferies LLC (“Jefferies”) entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. During the three and nine months ended September 30, 2023, the Company sold 144,718 and 1,514,926 shares of common stock, respectively, under the 2021 Sales Agreement, resulting in gross proceeds to the Company of $734 and $9,897, respectively, and net proceeds, after accounting for issuance costs, of $708 and $9,532, respectively. The Company did not offer or sell shares of its common stock under the 2021 Sales Agreement during the three and nine months ended September 30, 2022.

11. Stock-Based Awards

For the three and nine months ended September 30, 2023, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the 2014 Employee Stock Purchase Plan (the “ESPP”) (collectively, the “Stock Plans”). The terms and conditions of the Stock Plans are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

During the three and nine months ended September 30, 2023, the Company granted options to purchase 190,250 and 3,430,991 shares of common stock, respectively at a weighted exercise price of $4.50 and $4.04 per share, respectively, all under the 2021 Plan.

During the three and nine months ended September 30, 2023, the Company granted 47,800 and 1,078,631 restricted stock units, or RSUs, respectively, all under the 2021 Plan. Each RSU is equivalent to one share of common stock upon vesting.

During the three and nine months ended September 30, 2023, a total of 232,939 and 793,146, respectively, stock options and RSUs expired or were forfeited.

At the Company’s Annual Meeting of Stockholders held on June 14, 2023, the Company’s stockholders approved an amendment of the Company’s 2021 Plan which increased the number of shares of common stock of the Company issuable under the 2021 Plan by 3,900,000 shares. As of September 30, 2023, 6,046,323, 545,750, and 513,069 shares of common stock remained available for issuance under the 2021 Plan, the 2019 Inducement Plan, and the ESPP, respectively.

The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of its unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$1,115	$1,060	$3,390	$3,157
Selling and marketing	934	1,169	2,948	3,499
General and administrative	2,463	2,011	7,159	6,074
	$4,512	$4,240	$13,497	$12,730

As of September 30, 2023, the Company had an aggregate of $20,573 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.14 years.

12. Income Taxes

The Company did not provide for any income taxes in its unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, respectively. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2023 and December 31, 2022, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

13. Net Loss Per Share

Basic net loss per share was calculated as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(516)	$(24,188)	$(51,516)	$(55,496)
Denominator:
Weighted average common shares outstanding, basic	79,373,272	76,975,839	78,276,341	76,829,434
Net loss per share - basic	$(0.01)	$(0.31)	$(0.66)	$(0.72)

Diluted net loss per share was calculated as follows for the three months ended September 30, 2023 and the nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023	2022
Net loss attributable to common stockholders, basic	$(516)	$(51,516)	$(55,496)
Interest expense on Convertible Notes	1,004	3,232	3,425
Change in fair value of derivative liability and gains on extinguishment of debt	(22,051)	(16,619)	(8,598)
Net loss attributable to common stockholders, diluted	$(21,563)	$(64,903)	$(60,669)

Weighted average common shares outstanding, basic	79,373,272	78,276,341	76,829,434
Shares issuable upon conversion of Convertible Notes, as if converted	5,769,232	5,769,232	5,769,232

Weighted average common shares outstanding, diluted	85,142,504	84,045,573	82,598,666

Net loss per share attributable to common stockholders, diluted	$(0.25)	$(0.77)	$(0.73)

For the three months ended September 30, 2022 there was no dilutive impact from potentially issuable common shares, therefore, diluted net loss per share was the same as basic net loss per share.

The Company excluded the following potentially issuable common shares, outstanding as of September 30, 2023 and 2022, from the computation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 because they had an anti-dilutive impact.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	16,306,543	13,795,937	16,306,543	13,795,937
Restricted stock units	1,653,363	1,050,339	1,653,363	1,050,339
Shares issuable upon conversion of Convertible Notes, if converted	—	—	—	—
	17,959,906	14,846,276	17,959,906	14,846,276

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

15. Related Party Transactions

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. The Company's Chief Business Officer’s sister is a managing partner at WilmerHale, who has not participated in providing legal services to the Company. The Company incurred fees for legal services rendered by WilmerHale of approximately $323 and $956 for the three and nine months ended September 30, 2023, respectively, and approximately $342 and $876 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, there was $135 and $0 recorded in accounts payable for WilmerHale. As of September 30, 2023 and December 31, 2022, there was $0 and $24 recorded in accrued expenses for WilmerHale.

The Company has engaged Heier Consulting, LLC (“Heier Consulting”), an entity affiliated with Dr. Jeffrey Heier, a member of the Company’s Board of Directors, to provide advice or expertise on one or more of the Company’s development-stage drug or medical device products relating to retinal diseases or conditions under a consultant agreement. Compensation for these services is in the form of cash and stock-based awards. The total grant date fair value of stock-based awards granted to Heier Consulting is $96, which is recognized to expense on a straight-line basis over the respective vesting periods. The Company incurred cash-based fees for services rendered by Heier Consulting of approximately $13 and $18 for the three and nine months ended September 30, 2023, respectively, and approximately $21 and $21 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, there was $7 and $3 recorded in accounts payable for Heier Consulting. As of September 30, 2023 and December 31, 2022, there was $0 and $0 recorded in accrued expenses for Heier Consulting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2022 and any subsequent Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our current products and product candidates in clinical development generally incorporate therapeutic agents that have previously received regulatory approval from the U.S. Food and Drug Administration, or FDA, including small molecules, into our proprietary bioresorbable hydrogel-based formulation technology ELUTYX, with the goal of providing local programmed release to tailor the duration and amount of the therapeutic agent to be delivered to the eye. We believe that our local programmed-release drug delivery technology has the potential to enable the treatment of conditions and diseases of both the front and the back of the eye and can be administered through a range of ocular modalities including intravitreal implants, intracameral implants, and intracanalicular inserts. We are also developing alternative formulations of certain of our products and product candidates that may include the same FDA-approved therapeutic agents or a different form thereof, or a different form of the bioresorbable hydrogel-based formulation technology.

The hydrogel technology that underpins ELUTYX has been used in the human body since 1992 and has demonstrated its safety and effectiveness in over 5 million patients across five FDA-approved devices since that time. Our own approved product, DEXTENZA, the first and only drug-eluting intracanalicular insert approved by the FDA, has been used in nearly 300,000 eyes since launch with reported adverse events in less than 1 in 10,000 patients. As a result, we believe that the ELUTYX technology is well tolerated.

We believe the ELUTYX technology can also potentially provide delivery solutions not only for durable therapies for wet age-related macular degeneration, or wet AMD, but also for other retinal indications which need frequent injections, such as geographic atrophy. The only factors that regulate the bioresorption of our ELUTYX polymer are temperature and pH of the aqueous environment. As human body temperature and pH of the human aqueous environment are within a typical range for each human, and since water levels in the vitreous humor is more than sufficient to saturate our polymer matrix, we believe we can program the time to bioresorption so the polymer will be intact long-enough to deliver the active pharmaceutical ingredient and then be fully bio-resorbed when re-dosing is required. The added benefits of not creating an acidic micro-environment, easy elimination from the vitreous - leaving behind no harmful byproducts, and soft gel properties provide support for the ELUTYX safety profile.

We are currently commercializing DEXTENZA, an intracanalicular insert for the treatment of both post-surgical ocular inflammation and pain and ocular itching associated with allergic conjunctivitis, in the United States. We also have product candidates in clinical development:

●AXPAXLI, or OTX-TKI, an axitinib intravitreal implant being developed for the treatment of wet AMD, non-proliferative diabetic retinopathy, or NPDR, and other retinal diseases;

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

Our preclinical development programs include:

●A complement inhibitor program for the treatment of dry age-related macular degeneration, or dry AMD; and
●A gene delivery program using our proprietary bioresorbable hydrogel technology ELUTYX to control the release of vectors such as adeno-associated virus to ocular tissues for the treatment of inherited and acquired ocular diseases, including dry or wet AMD.

Clinical Portfolio

Retinal Diseases

AXPAXLI (axitinib intravitreal implant)

Our product candidate AXPAXLI is a preformed, bioresorbable hydrogel fiber implant based on our ELUTYX technology incorporating axitinib, a small molecule tyrosine kinase inhibitor with anti-angiogenic properties delivered by intravitreal injection and designed for a duration of six months or longer. We deliver the implant through a 25 gauge or narrower needle and have designed AXPAXLI to create a re-treatment window when an effective dose of axitinib is still getting to the target tissues after full bioresorption of the initial implant. The intent of this design is that the vitreous would never have more than one implant at any one time and that the patient would have some leeway in scheduling an appointment to be re-dosed. We initiated our ongoing pivotal Phase 3 clinical trial to evaluate AXPAXLI for the treatment of wet AMD in September 2023 with the activation of the trial’s first clinical site. We refer to this pivotal Phase 3 clinical trial as the SOL trial. We received written agreement regarding the overall design from the FDA under a Special Protocol Assessment, or SPA, for the SOL trial in October 2023. With the agreement under the SPA, we will begin enrolling patients in the SOL trial and expect to dose the first subject by year-end. We are also currently conducting a Phase 1 clinical trial in the United States to evaluate AXPAXLI for the treatment of NPDR, which we refer to as the HELIOS clinical trial. We also continue to monitor and follow-up on some subjects in our Phase 1 clinical trial in Australia and our Phase 1 clinical trial in the United States evaluating AXPAXLI for the treatment of wet AMD.

Wet Age-Related Macular Degeneration (wet AMD)

In July 2021, we announced that we had dosed the first patient in a prospective, multi-center, randomized, controlled Phase 1 clinical trial in the United States under an exploratory investigational new drug, or eIND, application to evaluate a single AXPAXLI implant containing a 600 µg dose of axitinib with an anti-VEGF injection in comparison with a 2 mg dose of aflibercept. The trial enrolled a total of 21 subjects at six clinical sites, comprising two arms consisting of subjects previously treated with, and responsive to, standard of care anti-VEGF therapy: a 16-subject arm receiving AXPAXLI in combination with a single anti-VEGF injection at month one and a five-subject arm receiving on-label aflibercept at eight-week intervals. The trial is designed to assess the safety, durability and tolerability of AXPAXLI as well as to assess preliminary biological activity in subjects by measuring anatomical and functional changes.

In April 2023, we presented data regarding the preclinical pharmacokinetics, or PK, of AXPAXLI and a review of the 10-month interim data from the ongoing Phase 1 clinical trial of AXPAXLI in the United States, including AXPAXLI implant resorption data to date. We augmented the results from our ongoing clinical trial with PK data in two animal models showing the uptake of axitinib from our hydrogel implant in the choroid and retinal pigment epithelium, or RPE, cells, where axitinib acts intra-cellularly to exert its VEGF receptor inhibiting effect. That data showed that clinically representative formulations of AXPAXLI delivered sustained axitinib concentrations through 12 months that were well above the IC50 for VEGFR-2 (vascular endothelial growth factor receptor) in cynomolgus monkey retina tissue and choroid/RPE tissues. This preclinical PK data aligns with the pharmacodynamics data we have observed to date in our ongoing U.S. clinical trial, namely the high proportion of rescue-free subjects up to Month 10 and suggests that AXPAXLI may provide continuous VEGF receptor inhibition, which, in turn, may support this new treatment paradigm, Treat to Maintain, in wet AMD care.

In June 2023, we presented 12-month data from the ongoing Phase 1 clinical trial of AXPAXLI in the United States at the Clinical Trials at the Summit 2023 conference sponsored by the American Society of Retina Specialists. As of the April 14, 2023 cut-off date, there were no drug-related ocular or systemic SAEs observed in the AXPAXLI arm except for the one SAE of endophthalmitis following the aflibercept injection at month one that we announced at the 10-month data readout in February 2023 and was assessed by the investigator as related to the injection procedure. There were no retinal detachment, retinal vasculitis, or implant migration into the anterior chamber adverse events observed in the AXPAXLI arm, and no subjects had dropped out of either arm as of the data cut-off. The results showed subjects treated with a single AXPAXLI implant continued to demonstrate sustained BCVA (mean change from baseline of -1.0 letters) and CSFT (mean change from baseline of +20.2 μm) in the AXPAXLI arm at 12 months, which was comparable with the aflibercept arm (mean change from BCVA baseline of +2.0 letters; mean change from CSFT baseline of -2.2 μm). Sixty percent of AXPAXLI subjects were rescue-free up to Month 12. At the Month 12 visit, an additional four of the subjects were rescued. Overall, an 89% reduction in treatment burden was observed in AXPAXLI treated subjects at 12 months. These results align with our expectation that we would see a reactivation of disease in some patients, which we believe indicates that AXPAXLI continues to function as designed with axitinib concentrations beginning to fall below therapeutic levels after the implant bioresorbs.

We initiated the SOL trial, as the first of two planned pivotal trials in wet AMD, in September 2023. On September 12, 2023, we submitted a request for a SPA to the FDA to determine whether the clinical protocol and the statistical analysis plan for the SOL trial adequately addresses scientific and regulatory requirements for a clinical trial that could support marketing application. We received an agreement letter from the FDA under the SPA on October 30, 2023. The SOL trial is designed as a prospective, multi-center, randomized, parallel-group trial that will be run primarily at U.S. sites. The protocol for the SOL trial contemplates a superiority trial comparing a single implant of AXPAXLI to a single injection of aflibercept and assessing the safety and efficacy of AXPAXLI in subjects with wet AMD by measuring BCVA and CSFT. We plan to enroll approximately 300 evaluable wet AMD subjects who are treatment naïve in the study eye with good visual acuity and a diagnosis of choroidal neovascularization or sub-foveal neovascularization at screening in the SOL trial. Every enrolled subject will receive two aflibercept injections: one at week -8 and another at week -4. Subjects reaching 20/20 vision after these injections will then be randomized in the trial at baseline to receive either one implant of AXPAXLI in the investigational arm or one injection of aflibercept in the control arm, followed every month and rescued as needed with supplemental anti-VEGF treatment based on pre-specified criteria. The primary endpoint is expected to be the proportion of subjects who maintained visual acuity, defined as a BCVA loss of less than 15 letters on the Early Treatment of Diabetic Retinopathy Study, or ETDRS, chart, at week 36. The FDA has provided guidance to us that week 36 is an acceptable time point for the primary endpoint analysis but has stated that week 40 is preferred. Subject to additional internal discussions, we may choose to move the primary endpoint timing to week 40. Our pre-specified rescue criteria are a loss of 15 or more letters on the ETDRS chart compared to baseline, or a new hemorrhage that is deemed to be likely to cause irreversible vision loss. A loss of 15 letters or more on the ETDRS chart at any time in the trial would be considered as having met the endpoint as a treatment failure.

We intend to move forward into the pivotal trial evaluating AXPAXLI for the treatment of wet AMD with an optimized drug load of 450 µg of axitinib per implant. This optimized configuration is expected to provide for a slightly increased daily release of the drug and is designed to improve synchronization of axitinib drug depletion with hydrogel bioresorption.

On October 4, 2023, Antony Mattessich, our Chief Executive Officer, presented at the EURETINA Innovation Spotlight (EIS) regarding our clinical development program in wet AMD. On November 2, 2023, Peter Kaiser, MD, our Chief Medical Advisor - Retina, presented an overview of the AXPAXLI program as part of the Retina Showcase at the Eyecelerator@AAO Conference in San Francisco.

Non-Proliferative Diabetic Retinopathy (NPDR)

Given our belief in the potential applicability of AXPAXLI to other retinal diseases, we initiated the HELIOS clinical trial to evaluate AXPAXLI for the treatment of NPDR in the fourth quarter of 2022 and dosed our first patient in February 2023. In June 2023, we announced completion of enrollment in the HELIOS clinical trial. We are conducting the HELIOS Phase 1 clinical trial initially under an exploratory Investigational New Drug Application, or eIND. In the

HELIOS clinical trial, we have enrolled 22 subjects with diabetic retinopathy secondary to type 1 or type 2 diabetes who had not had an anti-VEGF injection in the prior 12 months or diabetic macular edema, or DME, in the prior six months, randomized 2:1 to either a single implant of AXPAXLI containing 600 µg of axitinib or sham control across approximately 10 sites. In consultation with our scientific advisors, we moved the time point for unmasking the HELIOS trial from 6-months to 9-months, as we believe that 9-months is a more meaningful time point and will allow us to better evaluate the effect of AXPAXLI. We anticipate disclosing topline 9-month data from the HELIOS clinical trial in the second quarter of 2024.

We have had discussions with the FDA for the clinical development of AXPAXLI for the treatment of NPDR and have a potential pivotal clinical trial design that is consistent with guidance from the FDA. Subject to favorable topline data from the ongoing HELIOS clinical trial and obtaining the necessary financing to fund the trial, we expect to be prepared to initiate a pivotal clinical trial for NPDR.

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

We initiated a Phase 2 clinical trial evaluating the safety, tolerability and efficacy of OTX-TIC for the treatment of patients with primary OAG or OHT in the fourth quarter of 2021 and dosed the first subject in the first quarter of 2022. The Phase 2 clinical trial was designed to include approximately 105 subjects at 15 to 20 sites between three arms of approximately 35 subjects each to evaluate two formulations of OTX-TIC for the treatment of OAG or OHT in subjects compared to DURYSTA. The non-study eye of each subject will receive a topical prostaglandin daily. The primary efficacy endpoint is measured by diurnal IOP mean change from baseline (8 a.m., 10 a.m. and 4 p.m.) at two, six and 12 weeks. One arm in the Phase 2 clinical trial is receiving the same formulation used in cohort 2 of the Phase 1 clinical trial, containing a 26 µg dose of drug and utilizing a standard implant. The second arm was receiving the same formulation used in cohort 4 of the Phase 1 clinical trial, containing a 5 µg dose of drug and utilizing a fast-degrading implant. The active comparator control arm will receive one injection of DURYSTA in one eye and a topical prostaglandin daily in the non-study eye. Due to elevations in IOP observed in six subjects in the OTX-TIC 5 µg arm of the trial approximately 12 weeks after enrollment, we terminated enrollment in the 5 µg arm of the trial in the fourth quarter of 2022 and are continuing forward with the OTX-TIC 26 µg and DURYSTA arms of the trial. We expect that the Phase 2 clinical trial will consist of approximately 86 patients: approximately 35 patients in the OTX-TIC 26 µg treatment arm, 35 patients in the DURYSTA arm and approximately 16 patients that were previously enrolled in the OTX-TIC 5 µg treatment arm. Enrollment of the Phase 2 clinical trial was completed in July 2023. We have started a pilot repeat-dose sub-study in the Phase 2 clinical trial to evaluate the safety of a repeat, sustained release dose of OTX-TIC 26 μg, in a small subset of subjects with OAG or OHT. These subjects will be followed for at least 6 months after their enrollment in the sub-study to monitor and evaluate their endothelial cell health. We plan to provide topline data from the single-dose portion of the Phase 2 clinical trial, assessing the safety, efficacy and durability of OTX-TIC and the preservation of endothelial cell health that could make the drug suitable for chronic dosing, at the American Society of Cataract and Refractive Surgery 2024 Annual Meeting in April 2024.

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

Based on the data from the Phase 2 clinical trial, we initiated a small trial in connection with our efforts to develop an appropriate placebo comparator that may be used in both the OTX-DED and OTX-CSI programs in the second quarter of 2023. This trial is evaluating the performance of OTX-DED versus placebo inserts, namely fast-dissolving, biodegradable collagen plugs, and no inserts at all, to explain the placebo performance seen in the Phase 2 clinical trials evaluating both OTX-DED and OTX-CSI in which the vehicle hydrogel placebo insert or placebo comparator vehicle remained in the canaliculus longer than anticipated, performing more like an active comparator than a placebo. We plan to use the results of this trial to inform the next steps for both the OTX-DED and OTX-CSI programs.

If we determine to advance the program, we believe we could advance OTX-DED into pivotal trials subject to discussions with the FDA and subject to obtaining additional financing.

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

If we determine to advance the program, we believe we could advance OTX-CSI into pivotal trials subject to discussions with the FDA and subject to obtaining additional financing.

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

In November 2023, we presented two posters on DEXTENZA at the American Academy of Ophthalmology meeting in San Francisco: 1) Real-World Characteristics of 50,000 Patients Treated With Intracanalicular Dexamethasone Insert: Analysis Using IRIS® Registry; and 2) Real-World Safety Analysis of 50,000 Patients Treated With Intracanalicular Dexamethasone Insert Using IRIS® Registry.

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

In April 2023, AffaMed announced that China’s National Medical Products Administration, or NMPA, had approved AffaMed’s Clinical Trial Application to initiate a Phase 3 registrational study in China to investigate the efficacy and safety of DEXTENZA in subjects following ophthalmic surgery, or the Phase 3 Registrational Study. The approval triggered a $1 million milestone payment that we received in June 2023. In September 2023, AffaMed announced that the first patient had been treated in the Phase 3 Registrational Study. In October 2023, AffaMed announced positive topline results from its Real-World study conducted in the Boao Lecheng Pilot Zone in Hainan, China, to evaluate the safety and efficacy of DEXTENZA (dexamethasone insert) 0.4mg for the treatment of ocular inflammation and pain following cataract surgery. As announced by AffaMed, the trial met its primary endpoint, with DEXTENZA demonstrating a significant reduction of ocular inflammation as measured by the absence of anterior chamber cells (i.e. score of "0") in the study eye on Day 14 after cataract surgery. AffaMed also announced that the trial also met its secondary endpoint, demonstrating a significant reduction of ocular pain on Day 8, and that DEXTENZA was well-tolerated and had a favorable safety profile consistent with all prior trials. Royalties are tiered and will range from the low teens to low twenty percent range. In return, we agreed to grant AffaMed exclusive rights to develop and commercialize DEXTENZA for the treatment of postsurgical inflammation and pain following ophthalmic surgery and ocular itching in patients with allergic conjunctivitis, and OTX-TIC for the reduction of elevated IOP in patients with primary OAG or OHT in specified Asian markets. We retain the right to develop and commercialize DEXTENZA and OTX-TIC in all other global markets.

Financial Position

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our continued commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery, and our development and commercialization of other products with significant market potential, including: AXPAXLI for the treatment of wet AMD, NPDR, and other retinal diseases; OTX-TIC for the treatment of OAG or OHT; OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease; and OTX-CSI for the chronic treatment of dry eye disease. Our net loss was $0.5 million and $51.5 million for the three and nine months ended September 30, 2023, respectively. Our net loss was $24.2 million and $55.5 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $668.4 million.

Our total costs and operating expenses were $34.3 million and $106.0 million for the three and nine months ended September 30, 2023 including $5.4 million and $15.5 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our total costs and operating expenses were $33.5 million and $96.7 million for the three and nine months ended September 30, 2022 including $4.7 million and $14.3 million in non-cash stock-based compensation expense and depreciation and amortization expense, respectively. Our operating expenses have grown as we continue to commercialize DEXTENZA; pursue the clinical development of AXPAXLI, OTX-TIC, OTX-DED, and OTX-CSI; and research and develop other product candidates. We expect to incur substantial sales and marketing expenses in connection with the ongoing commercialization of DEXTENZA and any commercialization efforts for any other product candidate for which we may receive approval. We expect to incur substantial research and development expenses in connection with the SOL trial and any other planned clinical trials that we may initiate for AXPAXLI or other product candidates.

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

All of our product candidates are designed to be medical-benefit “buy-and-bill” products with associated procedure codes. Products with these characteristics are designed to be attractive not only to physicians, optometrists, and patients but also to the sites of care that participate in utilization. We primarily derive our product revenues from the sale of DEXTENZA in the United States to a network of specialty distributors, who then sell DEXTENZA to ASCs, HOPDs, and physicians’ offices. In addition to distribution agreements with specialty distributors, we enter into arrangements with government payors that provide for government-mandated rebates and chargebacks with respect to the purchase of DEXTENZA. During 2022, we adjusted our discounting and rebate strategy to meet the demands of the market. In the third quarter of 2022, we implemented an off-invoice discount program whereby providers receive the discounted price immediately upon purchase, rather than having to wait until the end of the quarter for a rebate payment. We renewed our focus on sales to ASCs and specifically strategic accounts that own and control multiple ASCs. In the first quarter of 2023, we launched a Commercial Assurance Program to provide assistance with patients’ out of pocket costs, supporting the expansion of DEXTENZA for commercially insured patients not covered by government payors.

In-market unit sales figures—unit sales from specialty distributors to ASCs and HOPDs—in the third quarter of 2023 were in excess of 36,000 billable units, compared to more than 26,000 billable units in the third quarter of 2022, representing an increase of approximately 38%, and compared to more than 36,900 billable units in the second quarter of 2023. As of September 30, 2023, we have achieved market access coverage of 100% coverage in Medicare Part B, over 90% coverage in Medicare Advantage, and over 70% coverage on the commercial payor side. In-market unit sales for October 2023 were approximately 12,800 billable units. Differences between the growth in DEXTENZA’s product revenue, net as recognized in our unaudited condensed consolidated financial statements and the in-market unit sales figures are attributable to distributor stocking patterns. In November 2022, as part of the annual rule-making cycle of the Centers for Medicare & Medicaid Studies, or CMS, the CY 2023 OPPS rule was finalized and provided that DEXTENZA would qualify under the criteria established for non-opioid pain management drugs as a surgical supply provision. This provision allows for continued separate payment of DEXTENZA in the ASC setting for 2023 but does not require separate payment for DEXTENZA in the HOPD setting. The changes resulting from this provision have resulted in an increase in the relative share of sales of DEXTENZA to ASCs as a percentage of our total product revenue, net. CMS decided to continue separate payment of DEXTENZA in the ASC setting for 2024.

Currently, the billing code that describes the insertion procedure for DEXTENZA does not provide for a separate facility payment to the provider for the actual procedure to insert DEXTENZA, or the Facility Payment. In 2023, the Advisory Panel on Hospital Outpatient Payment recommended a change on the status indicator to allow for a Facility Payment, but CMS did not assign a status indicator to the billing code that would provide a separate Facility Payment in the ASC in its 2024 final rule issued in November 2023. We intend to request that CMS reconsider its decision and provide for a separate Facility Payment in the 2024 (CY 2025) rule-making cycle.

In August 2021, we and Jefferies LLC, or Jefferies, entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies, acting as agent. During the three and nine months ended September 30, 2023, we sold 144,718 and 1,514,926 shares of common stock, respectively, under the 2021 Sales Agreement, resulting in gross proceeds to us of $0.7 million and $9.9 million, respectively, and net proceeds, after accounting for issuance costs, of $0.7 million and $9.5 million, respectively.

On August 2, 2023, or the Closing Date, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility for us, or the Barings Credit Facility, in the aggregate principal amount of $82.5 million, or the Total Credit Facility Amount. We borrowed the full amount of $82.5 million at closing and received proceeds of $77.8 million, after the application of an original issue discount and fees. Indebtedness under the Barings Credit Facility matures on the earlier to occur of (i) the six-year anniversary of the Closing Date and (ii) the date that is 91 days prior to the maturity date for our Convertible Notes, as defined below.

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

In March 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the Convertible Notes. The Convertible Notes accrue interest at an annual rate of 6% of the outstanding principal amount, payable in cash at maturity, unless earlier converted, repurchased or redeemed. Concurrently with entering into the Barings Credit Agreement, on August 2, 2023, we and the holders of the Convertible Notes extended the maturity of the Convertible Notes, which would otherwise have matured on March 1, 2026, to a date 91 days following the maturity of the indebtedness under the Barings Credit Facility.

In connection with entering the Barings Credit Facility, in August 2023, we paid MidCap Financial Trust, as administrative agent, and our other lenders an aggregate of $26.2 million in satisfaction of our obligations under our prior credit facility, which we refer to as the MidCap Credit Facility.

We believe that our existing cash and cash equivalents of $110.6 million as of September 30, 2023 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2025. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA product sales, and cash outflows from operating expenses, including clinical trials, and capital expenditures, and reflects our observance of the minimum liquidity covenant of $20.0 million in the Barings Credit Agreement. These resources have enabled us to initiate the SOL trial in September 2023, as the first of two planned pivotal clinical trials for AXPAXLI for the treatment of wet AMD. Our planned operating expenses do not include the expenses necessary to complete the SOL trial or to initiate the planned second pivotal clinical trial for AXPAXLI for the treatment of wet AMD or any other pivotal trials for our other product candidates, including AXPAXLI for the treatment of NPDR. We do not intend to commence any additional pivotal clinical trials unless we obtain additional financing. These estimates are subject to various assumptions including assumptions as to the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, and other aspects of our business. These and other assumptions upon which we have based our estimates may prove to be wrong, and we could use our capital resources sooner than we currently expect and would therefore need to raise additional capital to support our ongoing operations or adjust our plans accordingly. See “—Liquidity and Capital Resources”.

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

Other Income (Expense)

Interest Expense. Interest expense is incurred on our debt. As of and for the three and nine months ended September 30, 2023, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal since the Closing Date), the Convertible Notes ($37.5 million outstanding principal) and the notes payable under the MidCap Credit Facility ($25.0 million outstanding principal through August 2, 2023, no outstanding principal thereafter).

Change in Fair Value of Derivative Liabilities. In August 2023, in connection with entering into the Barings Credit Agreement, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. In 2019, in connection with the issuance of our Convertible Notes, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. The changes in fair value of these derivative liabilities are recorded through the condensed consolidated statement of operations and comprehensive loss and are presented under the caption change in fair value of derivative liabilities.

Gains and Losses from Debt Extinguishment. In August 2023, we amended the Convertible Notes, and accounted for the amendment as an extinguishment of debt in accordance with the guidance in Accounting Standards Codification Topic 470-50 Debt. Application of this accounting standard resulted in a gain on extinguishment. In August 2023, we also extinguished our obligations under the MidCap Credit Facility, resulting in a loss on extinguishment.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

We define our critical accounting policies as those accounting policies that require us to make subjective estimates and judgments about matters that are uncertain and have had or are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those policies. Our critical accounting policies, which relate to revenue recognition and our derivative liabilities, are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023. The following information updates, and should be read in conjunction with, the critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

On the Closing Date, we entered into the Barings Credit Agreement. The Barings Credit Agreement contains an embedded Royalty Fee Obligation that meets the criteria to be bifurcated and accounted for separately from the Barings Credit Facility, or the Royalty Fee Derivative Liability. The Royalty Fee Derivative Liability was recorded at fair value upon the entering into the Barings Credit Facility and is subsequently remeasured to fair value at each reporting period. The Barings Credit Facility was initially valued and is remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis with the embedded Royalty Fee Obligation and then valuing the Barings Credit Facility without the embedded Royalty Fee Obligation. Royalty payments are estimated using a Monte Carlo simulation. The use of this approach requires the use of Level 3 unobservable inputs. The main inputs when determining the fair value of the Royalty Fee Derivative Liability are the amount and timing of our expected future revenue, the estimated volatility of these revenues, and the discount rate corresponding to the risk of revenue. There have been no other significant changes to our critical accounting policies since the beginning of this fiscal year.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$14,950	$11,913	$3,037
Collaboration revenue	131	52	79
Total revenue, net	15,081	11,965	3,116
Costs and operating expenses:
Cost of product revenue	1,377	1,073	304
Research and development	15,019	13,719	1,300
Selling and marketing	9,315	10,186	(871)
General and administrative	8,584	8,531	53
Total costs and operating expenses	34,295	33,509	786
Loss from operations	(19,214)	(21,544)	2,330
Other income:
Interest income	1,212	285	927
Interest expense	(3,426)	(1,797)	(1,629)
Change in fair value of derivative liabilities	6,722	(1,133)	7,855
Gains and losses on extinguishment of debt, net	14,190	—	14,190
Other income (expense), net	—	1	(1)
Total other income (expense), net	18,698	(2,644)	21,342
Net loss	$(516)	$(24,188)	$23,672

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the three months ended September 30, 2023 and 2022 were 29.8% and 24.3%, respectively, of gross DEXTENZA product sales.

Net Revenue

We generated $15.0 million of net product revenue during the three months ended September 30, 2023 from sales of our products, all of which was attributable to sales of DEXTENZA. We generated $11.9 million of net product revenue during the three months ended September 30, 2022 from sales of DEXTENZA.

We recognized $0.1 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC during the three months ended September 30, 2023 compared to $0.1 million in the three months ended September 30, 2022. We recognize collaboration revenue based on a cost-to-cost method.

Research and Development Expenses

	Three Months Ended
	September 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for diabetic retinopathy	$652	$—	$652
AXPAXLI for wet AMD	2,077	1,472	605
OTX-TIC for glaucoma or ocular hypertension	650	798	(148)
OTX-CSI for treatment of dry eye disease	6	48	(42)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	266	10	256
DEXTENZA for post-surgical ocular inflammation and pain	606	457	149
Preclinical programs	217	604	(387)
Unallocated expenses:
Personnel costs	6,407	6,204	203
All other costs	4,138	4,126	12
Total research and development expenses	$15,019	$13,719	$1,300

Research and development expenses were $15.0 million for the three months ended September 30, 2023, compared to $13.7 million for the three months ended September 30, 2022. Within research and development expenses, expenses for clinical programs increased $1.5 million, unallocated expenses increased $0.2 million, and expenses for preclinical programs decreased $0.4 million. For the three months ended September 30, 2023, we incurred $4.3 million in direct research and development expenses for our products and product candidates compared to $2.8 million for the three months ended September 30, 2022. The increase of $1.3 million is related to timing and conduct of our various clinical trials for our product candidates and development activities related to our preclinical programs.

We expect that clinical trial expenses will increase for the remainder of 2023 for our product candidates, reflecting the anticipated completion of our ongoing U.S. based Phase 1 clinical trial for AXPAXLI for wet AMD, the initial costs of the SOL trial, and the continuation of the HELIOS trial and our ongoing Phase 2 clinical trial for OTX-TIC. We expect that clinical trial expenses will increase in 2024 as we have started to screen and dose patients in the SOL trial.

Selling and Marketing Expenses

	Three Months Ended
	September 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$6,591	$6,907	$(316)
Professional fees	1,715	2,170	(455)
Facility related and other	1,009	1,109	(100)
Total selling and marketing expenses	$9,315	$10,186	$(871)

Selling and marketing expenses were $9.3 million for the three months ended September 30, 2023, compared to $10.2 million for the three months ended September 30, 2022. The decrease of $0.9 million was primarily due to a decrease of $0.5 million in professional fees and a decrease of $0.3 million in personnel costs, including stock-based compensation.

While selling and marketing expenses decreased, we expect our selling and marketing expenses to continue to increase in the remainder of 2023 and beyond as we continue to support the commercialization of DEXTENZA.

General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$5,313	$4,727	$586
Professional fees	2,575	3,105	(530)
Facility related and other	696	699	(3)
Total general and administrative expenses	$8,584	$8,531	$53

General and administrative expenses were $8.6 million for the three months ended September 30, 2023, compared to $8.5 million for the three months ended September 30, 2022, primarily due to an increase of $0.6 million in personnel related costs, including stock-based compensation, and a decrease of $0.5 million in professional fees.

Other Income (Expense), Net

Other income, net was $18.7 million for the three months ended September 30, 2023, compared to other expense, net of $2.6 million for the three months ended September 30, 2022. The change of $21.3 million was due primarily to gains related to the extinguishment of debt, net, of $14.2 million, an increase in the recognized income (expense) related to the fair value measurement of the derivative liabilities related to the Barings Credit Facility and the Convertible Notes of $7.9 million, and an increase of interest income of $0.9 million, partially offset by an increase in interest expense of $1.6 million.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$43,193	$36,555	$6,638
Collaboration revenue	449	864	(415)
Total revenue, net	43,642	37,419	6,223
Costs and operating expenses:
Cost of product revenue	3,895	3,528	367
Research and development	44,860	39,919	4,941
Selling and marketing	31,304	29,390	1,914
General and administrative	25,915	23,875	2,040
Total costs and operating expenses	105,974	96,712	9,262
Loss from operations	(62,332)	(59,293)	(3,039)
Other income (expense):
Interest income	2,524	375	2,149
Interest expense	(7,187)	(5,175)	(2,012)
Change in fair value of derivative liabilities	1,290	8,598	(7,308)
Gains and losses on extinguishment of debt, net	14,190	—	14,190
Other expense, net	(1)	(1)	—
Total other income, net	10,816	3,797	7,019
Net loss	$(51,516)	$(55,496)	$3,980

Gross-to-Net Deductions

We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the nine months ended September 30, 2023 and 2022 were 29.2% and 23.1%, respectively, of gross DEXTENZA product sales.

Net Revenue

We generated $43.2 million of net product revenue during the nine months ended September 30, 2023, all of which was attributable to sales of DEXTENZA. We generated $36.6 million of net product revenue during the nine months ended September 30, 2022, all of which was attributable to sales of DEXTENZA. We believe the growth in revenue for DEXTENZA was primarily due to increased market acceptance and our ongoing commercialization efforts.

We recognized $0.4 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC during the nine months ended September 30, 2023, compared to $0.9 million in the nine months ended September 30, 2022. We recognize collaboration revenue based on a cost-to-cost method.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for diabetic retinopathy	$2,063	$—	$2,063
AXPAXLI for wet AMD	4,899	4,016	883
OTX-TIC for glaucoma or ocular hypertension	2,795	1,988	807
OTX-CSI for treatment of dry eye disease	140	189	(49)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	531	317	214
DEXTENZA for post-surgical ocular inflammation and pain	1,611	1,255	356
DEXTENZA for ocular itching associated with allergic conjunctivitis	—	21	(21)
Preclinical programs	1,165	1,341	(176)
Unallocated expenses:
Personnel costs	20,616	19,067	1,549
All other costs	11,040	11,725	(685)
Total research and development expenses	$44,860	$39,919	$4,941

Research and development expenses were $44.9 million for the nine months ended September 30, 2023, compared to $39.9 million for the nine months ended September 30, 2022. The increase of $4.9 million was primarily due to an increase of $4.3 million in clinical programs, and increase of $0.9 million in unallocated expenses, and a decrease of $0.2 million in preclinical related programs. For the nine months ended September 30, 2023, we incurred $12.0 million in direct research and development expenses for our products and product candidates compared to $7.8 million for the nine months ended September 30, 2022. The increase of $4.9 million is primarily related to timing and start of our various clinical trials for our product candidates.

Selling and Marketing Expenses

	Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$21,402	$19,487	$1,915
Professional fees	6,216	6,875	(659)
Facility related and other	3,686	3,028	658
Total selling and marketing expenses	$31,304	$29,390	$1,914

Selling and marketing expenses were $31.3 million for the nine months ended September 30, 2023, compared to $29.4 million for the nine months ended September 30, 2022. The increase of $1.9 million was primarily due to increases of $1.9 million in personnel costs, including stock-based compensation, with the expansion of the commercial workforce to support DEXTENZA and $0.7 million in facility related and other costs, partially offset by a $0.7 million decrease in professional fees.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$16,455	$13,844	$2,611
Professional fees	8,218	8,659	(441)
Facility related and other	1,242	1,372	(130)
Total general and administrative expenses	$25,915	$23,875	$2,040

General and administrative expenses were $25.9 million for the nine months ended September 30, 2023, compared to $23.9 million for the nine months ended September 30, 2022. The increase of $2.0 million was primarily due to an increase of $2.6 million in personnel related costs, including stock-based compensation, partially offset by a $0.4 million decrease in professional fees.

Other Income (Expense), Net

Other income, net was $10.8 million for the nine months ended September 30, 2023, compared to $3.8 million for the nine months ended September 30, 2022. The change of $7.0 million was due primarily to net gains related to the extinguishment of debt of $14.2 million, an increase in interest income of $2.1 million, partially offset by a decrease in the recognized income related to the fair value measurement of derivative liabilities related to the Barings Credit Facility and the Convertible Notes of $7.3 million, and an increase in interest expense of $2.0 million.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through sales of our products, private placements of our preferred stock, public offerings of our common stock, the private placement of our Convertible Notes, and borrowings under credit facilities. We are also party to the 2021 Sales Agreement with Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time.

We have a history of incurring significant operating losses. For the three months ended September 30, 2023, we had a loss from operations of $19.2 million, which was partially offset by the one-time effect of recording a net gain on extinguishment of debt of $14.2 million and other non-operating items of $4.5 million, resulting in a net loss of $0.5 million. For the nine months ended September 30, 2023, we had a loss from operations of $62.3 million and a loss from other non-operating items of $3.4 million, which was partially offset by the one-time effect of recording a net gain on extinguishment of debt of $14.2 million, resulting in a net loss of $51.5 million. For the year ended December 31, 2022, we had a loss from operations of $78.7 million, which was partially offset by non-operating items of $7.6 million, resulting in a net loss of $71.0 million. For the year ended December 31, 2021, we had a loss from operations of $78.0 million, partially offset by income from other non-operating items of $71.4 million, resulting in a net loss of $6.6 million.

As of September 30, 2023, we had an accumulated deficit of $668.4 million.

As of September 30, 2023, we had cash and cash equivalents of $110.6 million; outstanding notes payable with a principal amount of $82.5 million par value under the Barings Credit Facility, and outstanding Convertible Notes of $37.5 million par value plus total unpaid interest obligations related to the amounts outstanding under the Barings Credit Facility and the Convertible Notes of $11.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2023	2022

Cash used in operating activities	$(47,780)	$(42,645)
Cash used in investing activities	(5,628)	(1,565)
Cash provided by financing activities	61,658	996
Net increase (decrease) in cash and cash equivalents	$8,250	$(43,214)

Operating activities. Net cash used in operating activities was $47.8 million for the nine months ended September 30, 2023, primarily resulting from our net loss of $51.5 million, adjusted for changes in the fair value of our derivative liability of $1.3 million and the net gains on extinguishment of debt of $14.2 million, partially offset by $19.2 million of other non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which significantly offset any contributions from our revenues to date. Our other non-cash charges during the nine months ended September 30, 2023 consisted primarily of $13.5 million of stock-based compensation expense, $4.6 million in non-cash interest expense, and $2.0 million in depreciation and amortization expense, including amortization of operating lease assets. Net cash used by unfavorable changes in our operating assets and liabilities during the nine months ended September 30, 2023 of $0.9 million consisted primarily of net increases in accounts receivable of $2.3 million, net increases of prepaid expenses and other current assets of $0.8 million, and decreases of deferred revenue of $0.6 million, increases of inventories of $0.3 million partially offset by increases in accrued expenses and other current liabilities, excluding accrued non-cash interest, of $2.0 million, and net increases of accounts payable, excluding accounts payable related to additions to property and equipment, of $0.1 million.

Net cash used in operating activities was $42.6 million for the nine months ended September 30, 2022, primarily resulting from our net loss of $55.5 million, the change in the fair value of our derivative liability of $8.6 million, net changes in our operating assets and liabilities of $3.5 million, offset by $18.0 million of other non-cash items. Our net loss was primarily attributed to research and development activities, selling and marketing expenses, and our general and administrative expenses, which significantly offset any contributions from our revenues to date. Our non-cash charges during the nine months ended September 30, 2022 consisted primarily of $12.7 million of stock-based compensation expense, $3.6 million in non-cash interest expense, and $1.6 million in depreciation and amortization expense, including amortization of operating lease assets. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2022 consisted primarily of net decreases in accounts receivable, prepaid expenses and other operating assets, and net decreases in accrued expenses and other operating liabilities.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 totaled $5.6 million and $1.6 million, respectively. For the nine months ended September 30, 2023, the investing activities were primarily related to leasehold improvements and purchases of equipment. For the nine months ended September 30, 2022, the investing activities were purchases of equipment.

Financing activities. Net cash provided by financing activities was $61.7 million for the nine months ended September 30, 2023 and $1.0 million for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of $77.3 million from borrowing under the Barings Credit Facility, net of debt issuance costs, $9.5 million from the sale of shares of our common stock under the 2021 Sales Agreement, and $1.0 million from the exercises of stock options and purchases of shares of our common stock under our Employee Stock Purchase Plan, or ESPP, partially offset by repayment of the MidCap Credit Facility of $26.1 million. In March 2023, we requested a protective advance of $2.0 million under the MidCap Credit Agreement in response to the closure of Silicon Valley Bank by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation was appointed as receiver, which was deemed a credit extension. We repaid the full principal amount of $2.0 million in March 2023. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of proceeds from the exercise of stock options and purchases of shares of our common stock under the ESPP.

Funding Requirements

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development and increase our sales and marketing resources to support the commercialization of DEXTENZA and the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue to commercialize DEXTENZA in the United States;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any other products or product candidates we intend to commercialize;
●	continue ongoing clinical trials for AXPAXLI for the treatment of wet AMD (in both Australia and the United States, including the SOL trial) and the treatment of NPDR (United States), including the HELIOS trial, OTX-TIC for the treatment of OAG or OHT, OTX-DED for the short-term treatment of the signs and symptoms of dry eye diseases, and DEXTENZA in pediatric subjects following cataract surgeries;
●	initiate our planned clinical trials, including the second of two planned pivotal clinical trials for AXPAXLI for the treatment of wet AMD;
●	determine to initiate new clinical trials to evaluate our product candidates;
●	conduct research and development activities on, and seek regulatory approvals for, DEXTENZA and OTX-TIC in specified Asian markets pursuant to our license agreement and collaboration with AffaMed;
●	continue the research and development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;
●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings;
●	make investments to improve our defenses against cybersecurity and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

●	continue to operate as a public company.

We believe that our existing cash and cash equivalents as of September 30, 2023, and reflecting our observance of the $20.0 million minimum cash covenant in the Barings Credit Agreement, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2025. This estimate is based on our current operating plan which includes estimates of anticipated cash inflows from DEXTENZA product sales, and cash outflows from operating expenses, including clinical trials, and capital expenditures. These resources have enabled us to initiate the SOL trial in September 2023, as the first of two planned pivotal clinical trials for AXPAXLI for the treatment of wet AMD. Our planned operating expenses do not include the expenses necessary to complete the SOL trial or to initiate the planned second pivotal clinical trial for AXPAXLI for the treatment of wet AMD or any other pivotal trials for our other product candidates, including AXPAXLI for the treatment of NPDR. We do not intend to commence any additional pivotal clinical trials unless we obtain additional financing. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, and would therefore need to raise additional capital to support our ongoing operations or adjust our operating plan accordingly.

Our future capital requirements will depend on many factors, including:

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future, including cost increases due to inflation;
●	the progress, costs and outcome of our ongoing clinical trials of our product candidates, including our SOL trial, our HELIOS trial, our Phase 1 clinical trials evaluating AXPAXLI for wet AMD, our Phase 2 clinical trial of OTX-TIC for the treatment of OAG or OHT, and of our planned clinical trials, including our planned second pivotal clinical trial evaluating AXPAXLI for the treatment of wet AMD, and our planned pivotal clinical trials evaluating AXPAXLI for the treatment of NPDR;
●	the scope, progress, costs and outcome of preclinical development and clinical trials of any other product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

On March 31, 2023, we entered into Amendment No. 1 to the MidCap Credit Agreement, or Amendment No. 1, to replace the LIBOR-based interest rate provisions of the MidCap Credit Agreement with interest rate provisions based on the Secured Overnight Financing Rate, or SOFR, establish a benchmark replacement mechanism and make additional administrative updates. On May 4, 2023, we entered into Amendment No. 2 to the MidCap Credit Agreement, or Amendment No. 2. Amendment No. 2 provided that we may maintain up to 50% of our consolidated cash and cash equivalents with banks or financial institutions other than Silicon Valley Bank and made additional administrative updates. On the Closing Date, we entered into the Barings Credit Agreement providing for a secured term loan facility, and we amended the Convertible Notes to extend the maturity to a date 91 days following the maturity of the indebtedness under the Barings Credit Facility, unless earlier converted, repurchased, or redeemed. On August 2, 2023, we paid MidCap and our other lenders $26.2 million in satisfaction of our obligations under the MidCap Credit Facility. During the three and nine months ended September 30, 2023, there were no significant changes to our contractual obligations and commitments as described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 other than Amendments No. 1 and 2 to the MidCap Credit Agreement, the Barings Credit Agreement, the amendment to the Convertible Notes, and the termination of the MidCap Credit Facility in August 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2023, we had cash and cash equivalents of $110.6 million, which includes cash in operating bank accounts, and investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

As of September 30, 2023, we had a secured term loan facility with a principal amount of $82.5 million under a credit and security agreement with Barings Finance LLC and the lenders party thereto, or the Barings Credit Agreement. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of September 30, 2023, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

We account for the obligation to pay royalty fees embedded in the Barings Credit Agreement as a separate financial instrument, measured at fair value, using a Monte Carlo simulation, which we refer to as the Royalty Fee Derivative Liability. As of September 30, 2023, the Royalty Fee Derivative Liability was valued at $12.6 million. As of September 30, 2023, a 10% increase or decrease of the interest rate used in the valuation model would not have a material effect on the fair value of the Royalty Fee Derivative Liability. Changes of the fair value of the Royalty Fee Derivative Liability have no impact on anticipated cash outflows.

We account for the conversion option embedded in our unsecured senior subordinated convertible notes, or the Convertible Notes, as a separate financial instrument, measured at fair value, using a binomial lattice model, which we refer to as the Conversion Option Derivative Liability. As of September 30, 2023, the Conversion Option Derivative Liability was valued at $11.4 million. As of September 30, 2023, a 10% increase or decrease of the main inputs to the valuation model would not have a material effect on the fair value of the Conversion Option Derivative Liability. Changes of the fair value of the Conversion Option Derivative Liability have no impact on anticipated cash outflows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future growth prospects, including those identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or SEC, on March 6, 2023, which we refer to as our Annual Report on Form 10-K, and those identified under the heading “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which was filed with the SEC on May 8, 2023, and those identified under the heading “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which was filed with the SEC on August 7, 2023. The following information updates, and should be read in conjunction with, the risks factors discussed in our Annual Report on Form 10-K under the heading “Risk Factors” in Part I, Item 1A. Any of the risks and uncertainties described in our Annual Report on Form 10-K, in any subsequent Quarterly Report on Form 10-Q, and in this Quarterly Report on Form 10-Q could materially and adversely affect our business, financial condition, results of operations and future growth prospects, and such risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business or otherwise affect our operations.

On August 2, 2023, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility for us in the aggregate principal amount of $82.5 million, or the Barings Credit Facility. Under the Barings Credit Facility, we have $82.5 million, net of unamortized discount and fees, of outstanding principal indebtedness. Under the Barings Credit Agreement, we are permitted to make payments of interest and fees only through August 2029, at which time we will be required to repay the full principal amount in addition to any outstanding interest and fees. In addition, we are obligated to pay a fee, which we refer to as the Royalty Fee, in an amount equal to $82.5 million, subject to potential reductions as specified in the Barings Credit Agreement. We are required to pay the Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Royalty Fee is paid in full. The Royalty Fee is due and payable upon a change of control of the company. The Royalty Fee may also be reduced if a change of control occurs within the first twelve months of the term of the Barings Credit Agreement.

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

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Credit and Security Agreement, dated August 2, 2023, by and among Barings Finance LLC, as administrative agent, the Registrant, and the Lenders listed therein.					X

10.2	Amendment No. 1 to Senior Subordinated Convertible Note, dated as of August 2, 2023, between the Registrant and the holders thereof.					X

10.3	Amendment No. 1 to Employee Stock Purchase Plan, effective October 4, 2023.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: November 7, 2023	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)