Form 10-K
period 2023-12-31
OCULAR THERAPEUTIX, INC
filed 2024-03-11
CIK 1393434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $405.7 million. The number of shares outstanding of the registrant’s class of common stock, as of March 6, 2024: 148,627,439.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our ongoing clinical trials, including the pivotal Phase 3 clinical trial of AXPAXLI that we initiated for the treatment of wet age-related macular degeneration, or wet AMD, and which we refer to as the SOL-1 trial; our Phase 1 clinical trials of AXPAXLI for the treatment of wet AMD; our Phase 1 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS trial; our Phase 2 clinical trial of PAXTRAVA for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT; our Phase 2 clinical trial of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease; our clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery; and our planned clinical trials, including our planned second pivotal clinical trial of AXPAXLI for the treatment of wet AMD, and our planned pivotal clinical trials of AXPAXLI for the treatment of NPDR;
●	determining our next steps for PAXTRAVA for the treatment of patients with OAG or OHT, OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, and OTX-CSI for the chronic treatment of dry eye disease;
●	our commercialization efforts for our product DEXTENZA;
●	our plans to develop, seek regulatory approval for and commercialize AXPAXLI, PAXTRAVA, OTX-DED, OTX-CSI, and our other product candidates based on our proprietary bioresorbable hydrogel-based formulation technology ELUTYX;
●	our ability to manufacture DEXTENZA and our product candidates in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and our product candidates;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA and our product candidates;

●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate PAXTRAVA in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations; and
●	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section captioned “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, licensing agreements or investments we may make.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K. We do not assume, and we expressly disclaim, any obligation or undertaking to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K and the documents incorporated by reference herein may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies' trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. AXPAXLI is a trade name which we use to refer to our OTX-TKI product candidate, and PAXTRAVA is a trade name which we use to refer to our OTX-TIC product candidate. The U.S. Food and Drug Administration, or FDA, has not approved either AXPAXLI or PAXTRAVA as product names.

Summary of Risks Related to our Business

Our business, financial condition, results of operations, future growth prospects and common stock price are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	We have a history of incurring significant losses. Our net losses were $80.7 million and $71.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $697.6 million. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts. To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
●	If we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, products or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
●	We have substantial indebtedness including under our secured term loan facility pursuant to our credit and security agreement with Barings Finance LLC as administrative agent, and the lenders party thereto, and in connection with the convertible notes that we issued pursuant to our note purchase agreement with Cap 1 LLC, an affiliate of Summer Road LLC. Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business or otherwise affect our operations.
●	We depend heavily on the success of DEXTENZA and our product candidates. Our ability to generate product revenues sufficient to achieve profitability is dependent on our successful commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis and our obtaining marketing approval for and successfully commercializing our product candidates.
●	Clinical trials of our product candidates may not be successful. If we experience delays or difficulties in enrollment, serious adverse events or side effects are identified, or any other unforeseen events occur in connection with clinical trials of any of our product candidates, or if clinical trials of any of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
●	We may experience unforeseen events that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials of our product candidates could produce negative or inconclusive results, or we could disagree with regulators regarding clinical trial results. We may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs. Enrollment in clinical trials may be slower than we anticipate. The cost of clinical trials of our product candidates may be greater than we anticipate.

●	We are conducting our SOL-1 trial under a Special Protocol Assessment, or SPA, agreed to by the FDA. An SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of the overall protocol design for a clinical trial intended to support a future marketing application, but it does not indicate FDA concurrence on every protocol detail. Moreover, the FDA retains significant discretion in interpreting the terms of an SPA agreement and the data and results from any trial that is the subject of an SPA agreement. An SPA agreement does not ensure the receipt of marketing approval by the FDA or other regulatory authorities or that the approval process will be faster than conventional procedures.
●	We may not be successful in our efforts to develop additional products and product candidates based on ELUTYX or to expand the use of ELUTYX for treating additional ophthalmic diseases and conditions.
●	We have a single-site clinical and commercial manufacturing facility. We also depend from time to time on single-source suppliers for certain materials used in the manufacturing of our products and product candidates. If we have a material disruption in our manufacturing operations at this facility, or if we are unable to obtain sufficient components of our products and product candidates from our suppliers on acceptable terms or at all, we may not have sufficient quantities of our product candidates to meet our clinical trial requirements or of our product inventory to meet our commercial requirements. Such an event could delay our clinical trials or, particularly because we maintain limited commercial inventory, could reduce our product sales.
●	DEXTENZA and any product candidates for which we obtain marketing approval may become subject to less favorable or unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business. If DEXTENZA ceases to be eligible for reimbursement separate from ophthalmic surgery in the ambulatory surgical center setting, our net product revenues would decline significantly, and our ability to generate revenues from future sales of DEXTENZA would be adversely affected.
●	If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, maintain regulatory compliance for our manufacturing operations, obtain and maintain patent protection for or gain market acceptance by physicians, patients and third-party payors and others in the medical community of DEXTENZA or any of our product candidates for which we obtain marketing approval, or experience significant delays in doing so, our business will be materially harmed and our ability to generate revenues from product sales will be materially impaired.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
●	Our products face and, if approved, our product candidates will face competition from generic and branded versions of existing drugs, many of which have achieved widespread acceptance among physicians, payors and patients for the treatment of ophthalmic diseases and conditions. In addition, because the active pharmaceutical ingredients in our products and leading product candidates are available on a generic basis, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe our patent rights.
●	Even if we successfully obtain marketing approval for one or more of our product candidates, the approved product will be subject to ongoing review and extensive regulation.
●	Our stock price is volatile and has fluctuated substantially. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. We have previously, and we may in the future, be the target of legal proceedings related to declines in our stock price.

PART I

Item 1.	Business

We are a biopharmaceutical company committed to enhancing people’s vision and quality of life through the development and commercialization of innovative therapies for diseases and conditions of the eye, with a specific focus on retinal disease. Our program for retinal disease is led by AXPAXLI (axitinib intravitreal implant, also known as OTX-TKI), which is based on our ELUTYX proprietary bioresorbable hydrogel-based formulation technology. We are currently conducting a pivotal Phase 3 clinical trial to evaluate AXPAXLI for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 trial, and a Phase 1 clinical trial for the treatment of diabetic retinopathy. Our clinical portfolio also includes PAXTRAVA (travoprost intracameral implant, also known as OTX-TIC), which is currently in Phase 2 clinical development for the treatment of primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT.

Our expertise in the formulation, development and commercialization of innovative therapies and our ELUTYX platform supported the development and launch of our first commercial drug product, DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration, or FDA, for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis. We are also developing two other clinical-stage assets, OTX-DED (dexamethasone intracanalicular insert) for the short-term treatment of the signs and symptoms of dry eye disease, and OTX-CSI (cyclosporine intracanalicular insert) for the chronic treatment of dry eye disease, which we collectively refer to as our Dry Eye Programs, and several preclinical programs.

Our current products and product candidates in clinical development generally incorporate therapeutic agents that have previously received regulatory approval from the FDA, including small molecules, into ELUTYX, with the goal of providing local programmed release to tailor the duration and amount of the therapeutic agent to be delivered to the eye. We believe that our local programmed-release drug delivery technology has the potential to enable the treatment of conditions and diseases of both the front and the back of the eye and can be administered through a range of ocular modalities including intravitreal implants, intracameral implants, and intracanalicular inserts.

The hydrogel technology that underpins ELUTYX has been used in the human body since 1992 and has demonstrated its safety and effectiveness in over five million patients across five FDA-approved devices since that time. Our own approved product DEXTENZA, the first and only drug-eluting intracanalicular insert approved by the FDA, has been used in nearly 400,000 eyes since launch with reported adverse events in less than 1 in 10,000 patients. As a result, we believe that the ELUTYX technology is well tolerated.

We believe the ELUTYX technology can provide delivery solutions for durable therapies for wet AMD, non-proliferative diabetic retinopathy, or NPDR, and other diseases and conditions of the eye. The only factors that regulate the bioresorption of our ELUTYX polymer are temperature and pH of the aqueous environment. As body temperature and pH of the human aqueous environment are within a typical range for each human, and since water levels in the vitreous humor are more than sufficient to saturate our polymer matrix, we believe we can program our products and product candidates so that the polymer will be intact long-enough to deliver the active pharmaceutical ingredient and then be fully bio-resorbed when re-dosing is required. That ELUTYX does not create an acidic microenvironment, is easily eliminated from the vitreous, leaving behind no harmful byproducts, and has soft gel properties provides further support for the ELUTYX safety profile.

We currently focus on some of the largest markets in ophthalmology. According to the Market Scope 2022-2023 reports, our product candidates seek to address select indications within the retina, glaucoma, and dry eye disease areas of ophthalmology. These areas, in the aggregate, account for approximately $25.6 billion in global annual sales.

The following table summarizes the status of our key product candidates and development programs, as well as DEXTENZA. We hold worldwide exclusive commercial rights to the core technology underlying all of our product candidates in development and have not granted commercial rights to any marketing partners other than a license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA and PAXTRAVA in the geographies agreed to between the parties.

PIPELINE AT A GLANCE

Our Strategy

Our strategy is to advance our pipeline of clinical assets, focusing specifically on our programs for wet AMD and NPDR, while we continue to build upon our experience in commercializing ophthalmology products. The key tactics of our strategy are:

●Advance our AXPAXLI clinical development programs.
●	Wet AMD: Complete enrollment of the SOL-1 trial, our first pivotal Phase 3 clinical trial of AXPAXLI for the treatment of wet AMD by the end of the first quarter of 2025. Subject to agreement with the FDA, we intend to commence screening of a second pivotal Phase 3 clinical trial, which we refer to as the SOL-2 trial, by the first quarter of 2025.
●	NPDR: Deliver topline data from our Phase 1 clinical trial of AXPAXLI for the treatment of NPDR, which we refer to as the HELIOS trial, in the second quarter of 2024. Subject to favorable topline data and agreement with the FDA, we intend to commence a pivotal Phase 3 clinical trial as a next step of clinical development.

●Deliver topline data from our U.S.-based Phase 2 clinical trial of PAXTRAVA for the reduction of intraocular pressure, or IOP, in patients with OAG or OHT in the second quarter of 2024.

●Grow DEXTENZA revenues primarily through sales for the treatment of ocular inflammation and pain following ophthalmic surgery.

●	Deliver topline data from our ongoing trial to evaluate OTX-DED in the fourth quarter of 2024.

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

Back-of-the-Eye Injections

An intravitreal injection is a procedure to place a medication directly into the space in the back of the eye called the vitreous cavity, which is filled with a jelly-like fluid called the vitreous humor gel. The procedure is usually performed by a trained retina specialist in the office setting. Intravitreal injections are used to administer medications to treat a variety of chronic conditions; wet AMD, diabetic retinopathy, diabetic retinal edema, or DME, and retinal vein occlusion, or RVO, are among the most common conditions treated with intravitreal anti-VEGF (vascular endothelial growth factor, or VEGFs) drugs. Anti-VEGF drugs and steroids help to reduce fluid leakage associated with these disorders.

While anti-VEGF treatment regimens can be very effective therapies, there are a number of significant drawbacks, driven primarily by the frequency of injections that typically range from every six to eight weeks. We refer to the number of injections a patient has over a given time period as the treatment burden of the particular treatment. The actual injection at the time of administration is uncomfortable for patients and can be a deterrent in terms of compliance. Then there is the burden to both patients and their caregivers of regular office visits. These patients may not be mobile enough to travel to the office on their own and therefore require not only the assistance of a caregiver but also transportation to and from the office. These patients may also be younger, part of the active workforce and therefore unwilling or unable to take personal time off to receive frequent injections. Furthermore, injecting high doses of drug to the back of the eye every four to six weeks can result in the macula constantly alternating between a thicker and a thinner state, which may lead to fibrosis presenting as scarring and atrophy. Finally, while intravitreal injections are typically safe, there is the potential risk of endophthalmitis (infection in the eye), inflammation, bleeding into the vitreous gel and retinal detachment that comes with injections.

As a result of these limitations, there is a significant unmet need for technologies that will allow for a longer duration of effect and an overall reduced number of injections.

The Ocular Therapeutix Approach

Our Hydrogel-Based Formulation Technology ELUTYX

We apply our expertise with ELUTYX to the development of products for local programmed-release of known, FDA-approved therapeutic agents for a variety of ophthalmic diseases and conditions and to ophthalmic wound closure.

ELUTYX is based on the use of a proprietary form of PEG. Our technical capabilities include a deep understanding of the polymer chemistry of PEG-based hydrogels and the design of the highly specialized manufacturing processes required to achieve a reliable, preservative-free and pure product. We tailor the hydrogel to act as a vehicle for local programmed-release drug delivery to the eye and as an ocular tissue sealant.

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

We select the active pharmaceutical ingredients for our local programmed-release drug delivery product candidates based on criteria we have developed through our extensive experience with hydrogel-based technologies. We consider the following selection criteria:

●	prior approval by the FDA for the targeted ophthalmic indication, except for our AXPAXLI program in which the active pharmaceutical ingredient, axitinib, is not currently approved for an ophthalmic indication;
●	expiration of relevant patent protection prior to or within our anticipated development timeline;
●	high potency to minimize required drug load in the intracanalicular insert, intracameral implant or intravitreal implant;
●	availability from a qualified supplier; and
●	compatibility with our drug delivery system.

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

Intracameral Implants

We are engaged in the clinical development of our hydrogel administered via intracameral injection to address glaucoma. Intracameral implants refer to biodegradable or bioresorbable implants placed into the anterior chamber or front of the eye for the treatment of ocular conditions. The implants are designed to be held in place by currents and gravity present in the anterior chamber of an eye. In the case of PAXTRAVA, the implant is designed to infuse with liquid, settle into the inferior angle of the eye and demonstrate little to no movement. The implants are preferably polymeric, biodegradable and provide sustained release of at least one therapeutic agent to both the trabecular meshwork and associated ocular tissue and the fluids within the anterior chamber of an eye.

Intravitreal Implants

We are engaged in the clinical development of our hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our intravitreal implant product candidates, such as AXPAXLI, consist of a PEG-based hydrogel suspension, which contains embedded micronized particles of active drug. We design the intravitreal implant to be injected and retained in the vitreous humor to provide local programmed-release intravitreal delivery of anti-VEGF compounds.

Clinical Portfolio

Retinal Diseases

Age-related macular degeneration, or AMD, and diabetic retinopathy are the most common retinal diseases, affecting approximately 212.0 million and 146.4 million, respectively, worldwide, according to the Market Scope 2023 Retinal Pharmaceuticals Market Report. In the United States, Market Scope estimates that there are approximately 17.9 million suffering from some form of AMD.

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

Wet AMD is the most common cause of visual impairment among elderly patients in developed countries. According to the Market Scope 2023 Retinal Pharmaceuticals Market Report, there are approximately 1.6 million people in the United States who suffer from wet AMD. This population is expected to grow at a 3.5% compound annual growth rate through 2028.

Diabetic Retinopathy (DR)

DR is a progressive condition in which chronically elevated levels of blood glucose and depleted levels of oxygen damage the tiny blood vessels in the retina. DR is among the most common microvascular complications of diabetes, making diabetes the leading cause of new cases of blindness in adults. DR can take time to develop. NPDR, sometimes called background retinopathy, is usually mild and may go unnoticed. Proliferative DR is the most serious stage of the disease and develops when areas of the retina are starved for nourishment and oxygen, triggering the proliferation of new blood vessels via secretions of VEGFs. The current standard of care for DR at the non-proliferative stage is watchful waiting, with the use of anti-VEGFs when the disease has progressed to the proliferative stage.

It is estimated that there were 8.6 million cases of DR in the United States in 2023 according to the Market Scope 2023 Retinal Pharmaceuticals Market Report, of which 3.4 million cases were moderate to severe NPDR, growing at an approximately 1.8% compound annual growth rate through 2028. Overall, there are an estimated 146.4 million cases of DR globally, growing at a compound annual growth rate of 3.1%.

Market Data

The global market for retinal disease inclusive of wet AMD and DR was approximately $16.5 billion in 2023 and is estimated to grow at approximately 6.1% per year through 2028 according to Market Scope. The U.S. market accounted for approximately 58% of the global market or $9.5 billion in 2023 and is expected to grow at approximately 5.6% through 2028.

The anti-VEGF market for the treatment of wet AMD consists predominantly of three drugs that are approved for marketing and primarily prescribed for the treatment of wet AMD: Eylea, marketed in the United States by Regeneron; Lucentis, marketed in the United States by Genentech; and Vabysmo, launched in 2022 and marketed in the United States by Genentech. Bevacizumab, also known as Avastin, an anti-VEGF therapy approved for the treatment of certain cancers, is also used off-label in ophthalmology.

Retinal Programs

AXPAXLI (axitinib intravitreal implant)

Our product candidate AXPAXLI is a preformed, bioresorbable hydrogel fiber implant based on our ELUTYX technology incorporating axitinib, a small molecule TKI with anti-angiogenic properties. AXPAXLI is delivered by intravitreal injection and is designed for a duration of six months or longer. We are conducting the SOL-1 trial to evaluate AXPAXLI for the treatment of wet AMD in the United States, Argentina, and several other countries. Subject to agreement with the FDA, we intend to commence screening of the SOL-2 trial by the first quarter of 2025. We have also conducted a Phase 1 clinical trial in Australia and a Phase 1 clinical trial in the United States to evaluate AXPAXLI for the treatment of wet AMD. We are also conducting the HELIOS trial in the United States to evaluate AXPAXLI for the treatment of NPDR. Subject to favorable topline data from the HELIOS trial and agreement with the FDA, we intend to commence a pivotal Phase 3 clinical trial of AXAPXLI for the treatment of NPDR as a next step of clinical development.

We believe axitinib is well suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, TKIs have been difficult to deliver to the eye for acceptable time frames at therapeutic levels without causing local and systemic toxicity due to low drug solubility and very short half-lives in solution. We believe our local programmed-release drug delivery technology gives us potential advantages in this regard. Our initial implants have delivered anti-VEGF compounds in vitro over a targeted nine-to-twelve-month period, which we believe could make it possible to reduce patients’ treatment burden by reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD.

We conducted the two Phase 1 trials of AXPAXLI for the treatment of wet AMD with different formulations of axitinib. We are conducting the SOL-1 trial, and intend to conduct the SOL-2 trial and any pivotal trials for the treatment of NPDR, with a single 450 µg axitinib implant formulation of AXPAXLI, which is a different formulation than we used in either of the two Phase 1 trials.

Wet Age-Related Macular Degeneration (wet AMD)

The SOL-1 Trial

We initiated the SOL-1 trial, our first pivotal Phase 3 clinical trial of AXPAXLI for the treatment of wet AMD, in September 2023 with the activation of the trial’s first clinical site. The SOL-1 trial is designed as a prospective, multi-center, randomized, parallel-group trial that will be run primarily at U.S. sites, as well as sites in Argentina and several other countries. The SOL-1 trial is designed as a superiority trial comparing a single optimized implant of AXPAXLI with a drug load of 450 µg of a more soluble form of axitinib to a single injection of aflibercept and assessing the safety and efficacy of AXPAXLI in subjects with wet AMD by measuring Best Corrected Visual Accuity, or BCVA, and central subfield thickness, or CSFT.

We plan to enroll approximately 300 evaluable wet AMD subjects who are treatment naïve in the study eye with good visual acuity and a diagnosis of choroidal neovascularization or sub-foveal neovascularization at screening in the SOL-1 trial. Every enrolled subject will receive two aflibercept injections between the initial screening visit and day 1: one at week -8 and another at week -4. Subjects reaching approximately 20/20 vision or experiencing an improvement of 10 Early Treatment of Diabetic Retinopathy Study, or ETDRS, letters after these injections, in addition to satisfying other enrollment criteria, will then be randomized in the trial at baseline to receive either one implant of AXPAXLI in the investigational arm or one injection of aflibercept in the control arm, followed every month and rescued as needed with supplemental anti-VEGF treatment based on pre-specified criteria. The primary endpoint is the proportion of subjects who maintained visual acuity, defined as a BCVA loss of less than 15 letters on the ETDRS chart at week 36. Our pre-specified rescue criteria are a loss of 15 or more letters on the ETDRS chart compared to baseline, or a new hemorrhage that is deemed to be likely to cause irreversible vision loss. A loss of 15 letters or more on the ETDRS chart at any time in the trial would be considered as having met the endpoint as a treatment failure.

In September 2023, we submitted a request for a Special Protocol Assessment, or SPA, to the FDA to determine whether the proposed clinical protocol and the statistical analysis plan for the SOL-1 trial adequately addressed scientific and regulatory requirements for a clinical trial that could support a marketing application. We received an agreement letter regarding the overall trial design from the FDA under the SPA on October 30, 2023. In December 2023, we submitted the SPA Agreement Modification to the FDA to broaden the inclusion criteria for subjects in the SOL-1 trial and to reflect our intention to evaluate a single optimized implant of AXPAXLI with a drug load of 450 µg of a more soluble form of axitinib in the trial. This optimized configuration is expected to provide for a slightly increased daily release of the drug and is designed to improve synchronization of axitinib drug depletion with hydrogel bioresorption. We received an agreement letter regarding the SPA Agreement Modification from the FDA on January 22, 2024. The SPA Agreement Modification enables the trial to include treatment-naïve wet AMD subjects with visual acuity of approximately 20/80 or better at the initial screening visit.

The first three subjects in the SOL-1 trial were screened and received their first aflibercept injection in February 2024. We expect to complete enrollment of the SOL-1 trial by the end of the first quarter of 2025.

Phase 1 Clinical Trial (Australia)

We have conducted an open-label, multi-center, proof-of-concept, dose-escalation Phase 1 clinical trial of AXPAXLI for the treatment of patients with wet AMD caused by excessive blood vessel growth in the back of the eye due to VEGF. This Phase 1 clinical trial was designed to evaluate the safety, durability and tolerability of AXPAXLI. All subjects have exited this Phase 1 clinical trial and we are in the process of closing all clinical sites.

Our Phase 1 clinical trial of AXPAXLI in Australia was submitted to the Therapeutic Goods Administration, Australia’s regulatory authority for therapeutic goods, in July 2018 and was being conducted at multiple sites in Australia. The Phase 1 clinical trial was comprised of four cohorts consisting of subjects with pre-existing intraretinal and/or subretinal fluid: a lower dose cohort of 200 µg with six subjects; a higher dose cohort of 400 µg with seven subjects; a third cohort with two parallel arms, one arm of four subjects receiving a concomitant anti-VEGF injection with 400 µg of AXPAXLI and the other arm of six subjects receiving a 600 µg of AXPAXLI with no anti-VEGF injection; and a fourth cohort with two parallel arms, one arm of one subject receiving a 600 µg single implant of AXPAXLI and the other arm of five subjects receiving a 600 µg single implant of AXPAXLI with anti-VEGF injection. In this trial, we evaluated whether AXPAXLI can reduce existing fluid levels.

In the Phase 1 clinical trial of AXPAXLI conducted in Australia, we evaluated biological activity by measuring CSFT, using spectral domain optical coherence tomography, or OCT, and following visual acuity over time as measured by BCVA.

In February 2022, data as of January 11, 2022 from this Phase 1 clinical trial of AXPAXLI was presented at the Angiogenesis, Exudation and Degeneration Virtual Symposium. In subjects with subretinal and/or intraretinal fluid due to wet AMD, AXPAXLI was observed to be generally well tolerated. No ocular serious adverse events were reported in treatment naïve or previously treated wet AMD subjects. Plasma concentrations of the active drug (axitinib) were measured to be below the limit of quantification of assay, or BLQ < 0.1 ng/ml, at all sampled time points for all subjects in cohorts 1, 2, 3a and 3b. This assessment indicated that there was no measurable systemic exposure to axitinib.

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

In addition, the AXPAXLI implants in cohort 1 (single implant) were observed to have biodegraded in all subjects within nine to 10.5 months of injection. It has also been observed in the trial that the implants were able to be adequately monitored and that there was limited to no movement of the implant.

Phase 1 Clinical Trial (United States)

We have conducted a prospective, multi-center, randomized, controlled Phase 1 clinical trial in the United States under an exploratory investigational new drug, or eIND, application to evaluate a single implant 600 µg dose of AXPAXLI with an anti-VEGF injection in comparison with a 2 mg dose of aflibercept. The population we studied in this U.S.-based clinical trial was different than the population we studied in our Phase 1 clinical trial of AXPAXLI in Australia. In this trial, we evaluated how long we are able to maintain subjects who have been previously treated with anti-VEGF therapy without the need for retreatment. All subjects have exited this Phase 1 clinical trial and we are in the process of closing all clinical sites.

The trial enrolled a total of 21 subjects at six clinical sites, comprising two arms consisting of subjects previously treated with, and responsive to, standard of care anti-VEGF therapy: a 16-subject arm receiving AXPAXLI in combination with a single anti-VEGF injection at month one and a five-subject arm receiving on-label aflibercept at eight-week intervals. The trial was designed to assess the safety, durability and tolerability of AXPAXLI as well as to assess preliminary biological activity in subjects by measuring anatomical and functional changes.

In February 2023, we announced interim 10-month data from the Phase 1 clinical trial of AXPAXLI in the United States at the Angiogenesis, Exudation, and Degeneration 2023 Annual Meeting. As of the December 12, 2022 cut-off date, the interim data showed that the single 600 µg AXPAXLI implant was generally well tolerated with no drug-related ocular or systemic serious adverse events, or SAEs, observed through 10 months. One SAE of endophthalmitis was observed in the AXPAXLI arm which occurred following the aflibercept injection required by the clinical trial protocol at month one and was assessed by the investigator as related to the injection procedure. There were no instances of elevated IOP, retinal detachment, retinal vasculitis, or implant migration into the anterior chamber observed in the AXPAXLI arm, and no subjects had dropped out of either arm as of the data cutoff.

The interim results showed subjects treated with a single AXPAXLI implant demonstrated stable and sustained BCVA (mean change from baseline of -0.3 letters) and CSFT (mean change from baseline of -1.3 µm) in the AXPAXLI arm at 10 months, which was comparable with the aflibercept arm (mean change from BCVA baseline of -0.8 letters; mean change from CSFT baseline of -4.5 µm). Up to Month 10, 73% of subjects remained rescue-free. Overall, a 92% reduction in treatment burden (average percent decrease in injections over the period compared to a standard monthly injection regimen) was observed in AXPAXLI treated subjects for up to 10 months. Four subjects were rescued in the AXPAXLI arm up to Month 10. One subject, the subject who experienced endophthalmitis, was rescued twice. None of these rescues met the preestablished rescue criteria set forth in the clinical trial protocol and were instead initiated at investigator discretion. One additional subject, who met the established rescue criteria at such subject’s Month 10 visit, was rescued at the end of Month 10.

There was one subject randomized to the AXPAXLI arm who was inadvertently given aflibercept instead of sham injections at the subject’s month three and month five visits. Since this subject was not treated according to protocol, the subject was excluded from the analysis of biological activity, which comprised 15 out of the 16 subjects in the AXPAXLI arm and all five subjects in the aflibercept arm, but the subject was included in the safety analysis which comprised all 16 subjects in the AXPAXLI arm and all five subjects in the aflibercept arm.

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

In June 2023, we presented 12-month data from the ongoing Phase 1 clinical trial of AXPAXLI in the United States at the Clinical Trials at the Summit 2023 conference sponsored by the American Society of Retina Specialists. As of the April 14, 2023 cut-off date, there were no drug-related ocular or systemic SAEs observed in the AXPAXLI arm except for the one SAE of endophthalmitis following the aflibercept injection at month one that we announced at the 10-month data readout in February 2023 and was assessed by the investigator as related to the injection procedure. There were no retinal detachment, retinal vasculitis, or implant migration into the anterior chamber adverse events observed in the AXPAXLI arm, and no subjects had dropped out of either arm as of the data cut-off. The results showed subjects treated with a single AXPAXLI implant continued to demonstrate sustained BCVA (mean change from baseline of -1.0 letters) and CSFT (mean change from baseline of +20.2 μm) in the AXPAXLI arm at 12 months, which was comparable with the aflibercept arm (mean change from BCVA baseline of +2.0 letters; mean change from CSFT baseline of -2.2 μm). Sixty percent of AXPAXLI subjects were rescue-free up to Month 12. At the Month 12 visit, an additional four of the subjects were rescued. Overall, an 89% reduction in treatment burden was observed in AXPAXLI treated subjects at 12 months. These results align with our expectation that we would see a reactivation of disease in some subjects, which we believe indicates that AXPAXLI continues to function as designed with axitinib concentrations beginning to fall below therapeutic levels after the implant bioresorbs.

Next Steps

Subject to agreement with the FDA, we intend to commence screening of the SOL-2 trial by the first quarter of 2025. The SOL-2 trial design is expected to be substantially similar to the design of the SOL-1 trial. If we were to obtain favorable results from the SOL-1 trial and the planned SOL-2 trial evaluating AXPAXLI for the treatment of wet AMD, we expect that we would submit an NDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information.

Non-Proliferative Diabetic Retinopathy (NPDR)

Phase 1 Clinical Trial

Given our belief in the potential applicability of AXPAXLI to other retinal diseases, we initiated the HELIOS trial to evaluate AXPAXLI for the treatment of NPDR in the fourth quarter of 2022. The HELIOS trial is a U.S.-based, multicenter, double-masked, randomized, parallel group study evaluating the safety, tolerability and biological activity of AXPAXLI in patients with moderately severe to severe NPDR without DME. We dosed our first subject in February 2023. We are conducting the Phase 1 clinical trial initially under an eIND and are in the process of converting this to a regular IND. We have enrolled 22 subjects with diabetic retinopathy secondary to type 1 or type 2 diabetes who had not had an anti-VEGF injection in the prior 12 months or diabetic macular edema in the prior six months, randomized 2:1 to either a single implant of AXPAXLI containing 600 µg of axitinib or sham control. We announced the completion of enrollment in the HELIOS trial in June 2023 and expect to provide 9-month topline data in the second quarter of 2024.

Next Steps

We have had discussions with the FDA with respect to the clinical development of AXPAXLI for the treatment of NPDR and have a potential pivotal clinical trial design that is consistent with guidance from the FDA. Subject to favorable topline data from the ongoing HELIOS trial and agreement with the FDA, we intend to commence a pivotal Phase 3 clinical trial evaluating AXPAXLI for the treatment of NPDR as a next step of clinical development.

Glaucoma

Glaucoma is a progressive and highly individualized disease in which elevated levels of IOP are associated with damage to the optic nerve, which results in irreversible vision loss. According to the World Health Organization, glaucoma is the second leading cause of blindness in the world. OHT is characterized by elevated levels of IOP without any optic nerve damage. Patients with OHT are at high risk of developing glaucoma.

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

According to the Market Scope 2023 Glaucoma Pharmaceuticals Market Report, it is estimated that there were 126.6 million people globally in 2023 with primary OAG or OHT. In the United States, it is estimated there are 6.8 million and 3.7 million who had primary OAG or OHT, respectively. Both groups are estimated to grow by 1.3% and 2.4% annually through 2026, respectively. The primary goal of glaucoma treatment is to slow the progression of this chronic disease by reducing IOP, and many medications can accomplish this. Importantly, however, adherence to current topical glaucoma therapies is known to be particularly poor with reported rates of non-adherence from 30% to 80%. These low compliance rates may be associated with disease progression and loss of vision and may be part of the reason that glaucoma is a leading cause of blindness in people over 60 years of age. Prostaglandins are the most commonly used class of medications to treat patients with glaucoma and are administered via daily eye drops as the current standard of care. The ability of patients to use and place daily eye drops is challenging. The product candidates that we are developing are designed to address the issue of compliance by delivering a prostaglandin analog, or PGA, formulated with our programmed release hydrogel to lower IOP for several months with a single insert.

Market Data

The global market for glaucoma was estimated by Market Scope at $4.3 billion in 2023 with the U.S. market representing $1.6 billion. The global market is estimated to grow at 4.9% annually to approximately $5.5 billion in 2028 while the U.S. market is expected to grow 3.9% annually to approximately $2.0 billion in 2028.

The market for drugs administered by eye drops for the treatment of glaucoma consists of both branded and generic products. Branded products have maintained premium pricing and significant market share. These products include Lumigan (bimatoprost) marketed by Allergan, Travatan Z (travoprost) marketed by Novartis, Tapros marketed by Santen, and recently approved Miebo (perfluorohexyloctane ophthalmic solution) marketed by Bausch + Lomb. Commonly used generic drugs include latanoprost and timolol.

Glaucoma Program

PAXTRAVA (travoprost intracameral implant)

Our product candidate PAXTRAVA is a bioresorbable hydrogel implant based on ELUTYX, incorporating travoprost, an FDA-approved prostaglandin analog designed to lower elevated IOP, that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months with a single treatment.

Phase 2 Clinical Trial

We are conducting a U.S.-based Phase 2 prospective, multi-center, randomized, controlled clinical trial evaluating the safety, tolerability and efficacy of PAXTRAVA for the treatment of patients with primary OAG or OHT under an IND. The Phase 2 clinical trial was initially designed to include approximately 105 subjects at 15 to 20 sites between three arms of approximately 35 subjects each to evaluate two formulations of PAXTRAVA for the treatment of OAG or OHT in subjects compared to DURYSTA. The non-study eye of each subject receives a topical prostaglandin daily. The primary efficacy endpoint is measured by diurnal IOP mean change from baseline (8 a.m., 10 a.m. and 4 p.m.) at two, six and 12 weeks. The active comparator control arm receives one injection of DURYSTA in one eye and a topical prostaglandin daily in the non-study eye.

We initiated the Phase 2 clinical trial in the fourth quarter of 2021 and dosed the first subject in the first quarter of 2022. One arm in the Phase 2 clinical trial is receiving the same formulation used in cohort 2 of the Phase 1 clinical trial of PAXTRAVA that we conducted, containing a 26 µg dose of drug and utilizing a standard implant. The second arm was receiving the same formulation used in cohort 4 of the Phase 1 clinical trial, containing a 5 µg dose of drug and utilizing a fast-degrading implant. Due to elevations in IOP observed approximately 12 weeks after enrollment in six subjects in the PAXTRAVA 5 µg arm of the trial, we terminated enrollment in the 5 µg arm of the trial in the fourth quarter of 2022 and continued with the PAXTRAVA 26 µg and DURYSTA arms of the trial.

The Phase 2 clinical trial consists of 86 subjects: 35 subjects in the PAXTRAVA 26 µg treatment arm, 35 subjects in the DURYSTA arm and 16 subjects that were previously enrolled in the PAXTRAVA 5 µg treatment arm. Enrollment of the Phase 2 clinical trial was completed in July 2023. We have started a pilot repeat-dose sub-study in the Phase 2 clinical trial to evaluate the safety of a repeat, sustained release dose of PAXTRAVA 26 μg, in a small subset of subjects with OAG or OHT. These subjects will be followed for at least six months after their enrollment in the sub-study to monitor and evaluate their endothelial cell health. We plan to provide topline data from the single-dose portion of the Phase 2 clinical trial, assessing the safety, efficacy and durability of PAXTRAVA and whether the product candidate’s preservation of endothelial cell health could make the drug suitable for chronic dosing, at the American Society of Cataract and Refractive Surgery 2024 Annual Meeting in April 2024.

Phase 1 clinical development

We submitted an IND for PAXTRAVA in February 2018 and have completed a prospective, multi-center, open-label, dose-escalation, proof-of-concept Phase 1 clinical trial of PAXTRAVA in the United States that we initiated in the second quarter of 2018 for the treatment of subjects with moderate to severe glaucoma or OHT. The clinical trial is designed to evaluate the safety, biological activity, durability and tolerability of PAXTRAVA in subjects with controlled OAG or OHT. The clinical trial consisted of four subject cohorts: cohort 1 included five subjects who received a 15 µg dose, cohort 2 included four subjects who received a 26 µg dose, cohort 3 included five subjects who received a 15 µg dose with a fast-degrading implant, and cohort 4 included five subjects who received a 5 µg dose with a fast-degrading implant.

In February 2022, at the Glaucoma 360 virtual meeting, we presented interim results from all four subject cohorts in the Phase 1 clinical trial. We believe, based on these results, that PAXTRAVA shows potential as a sustained-release therapy with a long duration of action. In the Phase 1 clinical trial, at least one subject in each of the four cohorts receiving PAXTRAVA were observed to experience a mean change in IOP from baseline as measured at 8:00 am, 10:00 a.m. and 4:00 p.m. as early as two days following injection. We believe these results were comparable to the decrease in IOP achieved with topical travoprost administered via daily eye drops, the current standard of care. IOP lowering effects lasted more than six months in subjects in cohorts 1 and 2 and three to six months in subjects in cohorts 3 and 4.

The PAXTRAVA implant was observed to biodegrade in between five and seven months in subjects in cohorts 1 and 2. In subjects in cohorts 3 and 4, the fast-degrading implants biodegraded between three and five months. Within all four cohorts, implants were not observed to move when viewed with a slit lamp biomicroscope and were visible at all examinations in all subjects using gonioscopy. Corneal health as measured by endothelial cell counts, pachymetry assessments, and slit lamp examinations did not indicate any clinically meaningful changes from baseline in any of the four cohorts. IOP elevation was observed in three subjects in cohort 3 at the approximate time of the implant resorption.

Next Steps

If the data from our Phase 2 clinical trial is favorable, we intend to evaluate our strategic alternatives for advancing the development of PAXTRAVA to pivotal Phase 3 clinical trials. If we were to decide to move the PAXTRAVA program into pivotal Phase 3 clinical trials, we would be required to successfully complete two well-controlled pivotal clinical trials conducted under an IND to seek marketing approval from the FDA. If our development efforts are successful, we expect that we would submit an NDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information.

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

The current standard of care for moderate to severe dry eye disease is the use of artificial tears and topical anti- inflammatory and immune modulating drugs administered by prescription eye drops. The anti-inflammatory and immune modulating prescription drug market consists of Restasis, for increasing tear production, marketed by Allergan; Cequa for increasing tear production, marketed by Sun Ophthalmics in the United States; lifitegrast, for the treatment of the signs and symptoms of dry eye disease, marketed by Bausch & Lomb (previously marketed by Novartis) under the brand name Xiidra; and off-label use of corticosteroids. As each of Restasis and Xiidra have a relatively long onset of action, they are not generally used for the short-term treatment of episodic dry eye flares. In addition, patients have reported significant issues with stinging and burning when using several of the current treatments.

Market Data

The global market for dry ocular surface disease, which we refer to as dry eye disease, was estimated by Market Scope at $5.7 billion in 2022 with the U.S. market representing $2.2 billion. There are many products to treat dry eye on the market from over an estimated 150 companies, from both the pharmaceutical and OTC segments. Within the prescription category, two of the better-known branded products are Xiidra from Novartis and Restasis from Allergan. In 2022, Xiidra recorded global sales of $487 million while Restasis recorded sales of $666 million.

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

Market Data

Market Scope has estimated that approximately 9.8 million ocular surgeries were performed in the United States in 2023, an increase of approximately 3.5% over 2022. According to the Market Scope 2023 US and Western Europe Cataract Pharmaceuticals Market Report, there were an estimated 4.7 million cataract surgeries in the United States in 2023, an increase of 3.0% over 2022. We currently focus our sales efforts for DEXTENZA for the treatment of inflammation and pain on patients covered by Medicare Part B which accounts for roughly 50% of all cataract surgeries or approximately 2 million surgeries annually. At the current wholesale acquisition price of $555 per insert, we estimate that there is a near-term addressable market of approximately $1 billion per year in the surgical space.

According to IQVIA, Inc. data, approximately 21.6 million prescriptions were filled in the United States in 2023 for anti-inflammatory drugs administered by prescription eye drops for ocular diseases and conditions, resulting in sales of approximately $4.6 billion. These prescriptions consisted of approximately 8.8 million prescriptions and $520.0 million in sales for single-agent corticosteroids, 3.3 million prescriptions and $266.0 million in sales for NSAIDs, 5.4 million prescriptions and $348.0 million in sales for corticosteroid and antibiotic combination products and approximately 4.8 million prescriptions and $3.6 billion in sales for dry eye disease products.

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

Market Data

According to IQVIA, Inc. data, approximately 4.6 million anti-allergy eye drop prescriptions were filled in the United States in 2023, resulting in sales of approximately $257.0 million. The market to treat allergic conjunctivitis consists of antihistamines, mast-cell stabilizers and steroid eye drops and consists of both branded and generic products. Commonly used branded steroids include Lotemax and Alrex (loteprednol etabonate) marketed by Bausch & Lomb, and Durezol (difluprednate) marketed by Alcon. Commonly used generic steroids include prednisolone, dexamethasone and fluorometholone.

Ocular Surface Disease Programs

We are engaged in the development of formulations of our hydrogel administered via intracanalicular inserts to address large markets for diseases and conditions of the surface of the eye. Our development efforts are focused on the use of our extended-delivery hydrogel in combination with well-known and well-understood drugs (corticosteroids and cyclosporine) for the treatment of dry eye disease, allergic conjunctivitis and inflammation and pain following ophthalmic surgery.

OTX-DED (dexamethasone intracanalicular insert)

One of the causes of dry eye disease is inflammation. Topical anti-inflammatory drugs are used as one of several therapies to treat dry eye disease and are administered by eye drops. As the understanding of dry eye disease, specifically the inflammatory components of dry eye disease, has evolved, the use of corticosteroids has become common to offer short-term relief of signs and symptoms of the disease. Physicians typically prescribe a topical corticosteroid for a period of two to four weeks, tapered over the course of delivery as the inflammation and symptoms subside. However, safety limitations associated with the prolonged use of corticosteroids for dry eye disease have limited widespread adoption. We believe that our product candidate OTX-DED has potential as a short-term treatment of the signs and symptoms of dry eye disease caused by inflammation.

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

Ongoing Clinical Work

Based on the data from the Phase 2 clinical trial, we initiated a small trial in the second quarter of 2023 in connection with our efforts to develop an appropriate placebo comparator that may be used in both the OTX-DED and OTX-CSI programs. This trial is evaluating the performance of OTX-DED versus placebo inserts, namely fast-dissolving, biodegradable collagen plugs, and no inserts at all, to explain the placebo performance seen in the Phase 2 clinical trials evaluating both OTX-DED and OTX-CSI in which the vehicle hydrogel placebo insert or placebo comparator vehicle remained in the canaliculus longer than anticipated, performing more like an active comparator than a placebo. We anticipate we will complete enrollment for this trial in the first half of 2024, and to deliver topline data in the fourth quarter of 2024. We plan to use the results of this trial to inform the next steps for both the OTX-DED and OTX-CSI programs.

Next Steps

If the data from the ongoing trial of evaluating OTX-DED versus potential comparators is favorable, we intend to evaluate our strategic alternatives for advancing the development of OTX-DED.

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

Next Steps

If the data from the ongoing trial of evaluating OTX-DED versus potential comparators is favorable, we intend to evaluate our strategic alternatives for advancing the development of OTX-CSI.

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

Investigator-Initiated Trials

We have received proposals for, and are supporting, several investigator-initiated trials evaluating DEXTENZA in different clinical situations. To date, third-party clinical investigators have initiated over 45 trials to study the use of DEXTENZA in cataract surgery, other ophthalmic surgeries and other potential indications. Over 25 of the trials have completed enrollment, and the remaining trials are actively enrolling and treated subjects are being followed. To date, 19 of the trials have published study reports.

Post-Approval Studies

In September 2020, we announced that we had dosed the first pediatric subjects in a U.S.-based, randomized, multicenter Phase 3 clinical trial evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and pain in children following cataract surgery. This clinical trial is a post-approval requirement of the FDA in accordance with the Pediatric Research Equity Act of 2003, in connection with the FDA’s prior approval of DEXTENZA for the treatment of inflammation and pain following ophthalmic surgery in adults. We enrolled 65 subjects in this clinical trial. It is designed to evaluate the safety of DEXTENZA compared to an active control, prednisolone acetate suspension eye drops, for the treatment of inflammation and pain following ocular surgery for pediatric cataract in children between zero and five years of age. The FDA has agreed that this Phase 3 clinical trial evaluating DEXTENZA for the treatment of post-surgical ocular inflammation and pain in children following cataract surgery may also satisfy the post-approval requirement for a pediatric trial as it relates to the indication for ocular itching associated with allergic conjunctivitis.

All subjects have exited this trial and we are in the process of analyzing the final data. We anticipate that we will submit the clinical study report and updated package insert to the FDA in the second quarter of 2024.

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

We have entered into a license agreement and collaboration with AffaMed for the development and commercialization of DEXTENZA, along with PAXTRAVA in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations, or the AffaMed License Agreement. In January 2022, AffaMed dosed its first subject in a study conducted in China evaluating the safety and efficacy of DEXTENZA for the treatment of ocular inflammation and pain post-cataract surgery. This prospective, single-arm, real-world trial is designed to assess the safety and efficacy of DEXTENZA for the treatment of ocular inflammation and pain following cataract surgery in approximately 120 subjects at the Bo’ao Super Hospital, or the Bo’ao Real World Study. The Bo’ao Real World Study’s primary efficacy endpoint is the absence of anterior chamber cells in the study eye at Day 14, and the key secondary endpoint is the absence of pain in the study eye at Day 8. In October 2023, AffaMed announced positive topline results from the Bo’ao Real World Study. As announced by AffaMed, the trial met its primary endpoint, with DEXTENZA demonstrating a significant reduction of ocular inflammation as measured by the absence of anterior chamber cells (i.e. score of "0") in the study eye on Day 14 after cataract surgery. AffaMed also announced that the trial also met its secondary endpoint, demonstrating a significant reduction of ocular pain on Day 8, and that DEXTENZA was well-tolerated and had a favorable safety profile consistent with all prior trials.

In April 2023, AffaMed announced that China’s National Medical Products Administration, or NMPA, had approved AffaMed’s Clinical Trial Application to initiate a Phase 3 registrational study in China to investigate the efficacy and safety of DEXTENZA in subjects following ophthalmic surgery, or the Phase 3 Registrational Study. In September 2023, AffaMed announced that the first subject had been treated in the Phase 3 Registrational Study.

In February 2024, AffaMed announced that the Singapore Health Sciences Authority has accepted AffaMed’s new drug application for DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery, and ocular itching associated with allergic conjunctivitis for evaluation. In April 2022, AffaMed announced that DEXTENZA has been approved in Macau, China for the treatment of ocular inflammation and pain following ophthalmic surgery. We do not expect that DEXTENZA sales in Macau will result in material revenues to us.

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

Allergic Conjunctivitis

DEXTENZA (dexamethasone ophthalmic insert) for the Treatment of Ocular Itching Associated with Allergic Conjunctivitis

In October 2021, the FDA approved our supplemental New Drug Application, sNDA, for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication. With the approval, DEXTENZA became the first, FDA-approved, physician-administered intracanalicular insert capable of delivering a preservative-free drug for the treatment of ocular itching associated with allergic conjunctivitis with a single administration for up to 30 days. DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis also represents our first indication approved to be administered in a physician’s office during a routine, non-surgical appointment.

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

We commercially launched DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first quarter of 2022 utilizing a small, dedicated and highly focused sales force of four key account managers and two field reimbursement managers that called exclusively on the offices of ophthalmologists and optometrists. In the fourth quarter of 2022, we redeployed this small sales force to join the DEXTENZA sales force focused on the ophthalmic surgery market, specifically cataract surgery, in ambulatory surgery centers, or ASCs, and hospital outpatient departments, or HOPDs. We believe that cataract surgeries represent a larger, near-term market opportunity.

AffaMed License Agreement

Under the terms of the AffaMed License Agreement, we received an upfront payment of $12 million and became eligible to receive development, regulatory and commercial milestone payments and clinical development support payments of up to $91 million in the aggregate, as well as royalties from future product sales. In the fourth quarter of 2021, we received a $1 million milestone payment upon the approval by the FDA of an sNDA for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication; in the second quarter of 2022, we received a $2 million clinical support payment in connection with dosing the first subject in a Phase 2 clinical trial evaluating PAXTRAVA for the treatment of OAG or OHT; and in the second quarter of 2023, we received a $1 million milestone payment upon the NMPA’s approval of AffaMed’s Phase 3 Registrational Study. Royalties are tiered and will range from the low teens to low twenty percent range. In return, we agreed to grant AffaMed exclusive rights to develop and commercialize DEXTENZA for the treatment of post-surgical inflammation and pain following ophthalmic surgery and ocular itching in patients with allergic conjunctivitis, and PAXTRAVA for the reduction of elevated IOP in patients with primary OAG or OHT in specified Asian markets. We retain the right to develop and commercialize DEXTENZA and PAXTRAVA in all other global markets.

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

We sell DEXTENZA in the United States primarily to a network of specialty distributors on a direct basis, who then resell DEXTENZA to ASCs, HOPDs, and physicians’ offices. We also sell DEXTENZA on a direct basis to a small number of ASCs. We intend to offer this distribution option more broadly to our end customers starting in the third quarter of 2024.

In addition to distribution agreements with specialty distributors and a small number of ASCs, we enter into arrangements with government payors that provide for government-mandated rebates and chargebacks with respect to the purchase of DEXTENZA. We have built a highly targeted, key account sales force of KAMs, or key account managers, Regional Directors, and FRMs, or field reimbursement managers, that focus on the ASCs and their affiliates responsible for the largest volumes of cataract surgery in the United States, with an initial emphasis on the approximately two million cataract procedures performed annually under Medicare Part B.

During 2022, we adjusted our discounting and rebate strategy to meet the demands of the market. In the third quarter of 2022, we implemented an off-invoice discount program whereby providers receive the discounted price immediately upon purchase, rather than having to wait until the end of the quarter for a rebate payment. We focus our sales efforts on sales to ASCs and strategic accounts that own and control multiple ASCs. In the first quarter of 2023, we launched a Commercial Assurance Program to provide assistance with patients’ out-of-pocket costs, supporting the expansion of DEXTENZA for commercially insured patients not covered by government payors.

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

We have issued patents and/or patent applications pending for all of our commercial products and product candidates, as well as trade secrets to protect proprietary manufacturing processes. As of December 31, 2023, we owned or exclusively licensed in certain fields of use over 250 issued U.S. patents, pending U.S. patent applications, issued foreign patents and pending foreign patent applications.

Certain of our U.S. patents and applications, and foreign counterparts, are owned by us and other U.S. patents and applications, and their foreign counterparts have been in-licensed from Incept.

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

Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, where applicable, we expect to apply for patent term extensions on certain issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. The expiration dates referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, and certain consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data.

The following is a summary of patents and patent applications that cover our commercial products and potentially cover our product candidates:

AXPAXLI (axitinib intravitreal implant) for Wet AMD, DME and RVO

We own issued patents in the United States and patents in certain foreign jurisdictions that cover this product candidate, with current expiration dates in 2041. Additional U.S. and foreign patent applications are pending.

PAXTRAVA (travoprost intracameral implant) for OAG or OHT

We have licenses to pending U.S. applications and certain foreign patent applications pending that potentially cover this product candidate that, if granted, are expected to expire in 2037. Certain foreign licensed patent applications have been issued and expire in 2037. We own an issued patent in the United States and patents in certain foreign jurisdictions that cover this product candidate, with current expiration dates in 2041. Additional owned U.S. and foreign patent applications are pending.

OTX-DED (dexamethasone intracanalicular insert) for episodic dry eye disease

We have licenses to U.S. patents, and certain foreign counterparts, with current expiration dates in 2030.  We own an issued patent that expires in 2037 that covers this product candidate and a pending patent application in the United States, and certain foreign counterparts, with the potential to cover this product candidate that, if granted, are expected to expire in 2041.

OTX-CSI (cyclosporine intracanalicular insert) for dry eye disease

We have licenses to U.S. patents, and certain foreign counterparts, that cover this product candidate, with current expiration dates in 2030.  We own issued patents and pending patent applications in the United States that cover this product candidate with current expiration dates in 2037 and in 2041, and corresponding foreign patent applications that, if granted, are expected to expire in 2041.

DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg

We have licenses to U.S. patents, and certain foreign counterparts, with current expiration dates in 2030 that cover this product.

We also own a U.S. patent that covers this product with a current expiration date in 2037.

DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg for allergic conjunctivitis

We have licenses to U.S. patents, and certain foreign counterparts, with current expiration dates in 2030 that cover this product. We also own a U.S. patent that covers this product with a current expiration date in 2037 and a pending patent application in the United States, and certain foreign counterparts, with the potential to cover this product candidate that, if granted, is expected to expire in 2041.

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

Financial Terms. We and any of our sublicensees are obligated to pay Incept royalties as follows under the Second Amended Agreement: (i) consistent with the Prior Agreement, a royalty equal to a low single-digit percentage of net sales by us or our affiliates of products, devices, materials, or components thereof, or Licensed Products, including or covered by Original IP, excluding the Shape-Changing IP, in the Ophthalmic Field of Use; (ii) a royalty equal to a mid-single-digit percentage of net sales by us or our affiliates of Licensed Products including or covered by Original IP, excluding the Shape-Changing IP, in the Additional Field of Use; and (iii) a royalty equal to a low single-digit percentage of net sales by us or our affiliates of Licensed Products including or covered by Incept IP or Joint IP in the field of drug delivery. Royalty obligations under the Second Amended Agreement commence with the first commercial sale of a Licensed Product described above and terminate upon the expiration of the last-to-expire patents included in the Licensed IP, as applicable. Any sublicensee of us also will be obligated to pay Incept royalties on net sales of Licensed Products made by it and will be bound by the terms of the Second Amended Agreement to the same extent as us. Additionally, at its sole discretion, Incept may require, as a condition of any sublicense by us in the Additional Field of Use and in exchange for a reduction in the royalties owed on net sales of Licensed Products described above, payments equal to a mid-teen percentage of any upfront payment and, subject to certain conditions, other payments received by us from the sublicensee.

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

Term and Termination. The Second Amended Agreement will expire on the later of (i) the expiration or disclaimer by us of the last valid claim of an issued and unexpired patent included in the Licensed IP or (ii) the final unappealable rejection or abandonment of the last pending patent application arising under the Licensed IP. Either party may terminate the Second Amended Agreement in the event of the other party’s insolvency, bankruptcy, or comparable proceedings, or if the other party materially breaches the agreement and does not cure such breach during a specified cure period.

AffaMed License Agreement

On October 29, 2020, we entered into the AffaMed License Agreement with AffaMed for the development and commercialization of DEXTENZA regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis, or collectively, the DEXTENZA Field, and for PAXTRAVA, or collectively with DEXTENZA, the AffaMed Licensed Products, regarding OAG and OHT, or collectively, the TIC Field and, with the DEXTENZA Field, each a Field, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations, or collectively, the Territories. We retain development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

Under the AffaMed License Agreement, we granted AffaMed (i) a non-exclusive, royalty-free, non-sublicensable license under certain of our intellectual property rights and know-how to use the AffaMed Licensed Products in connection with specified activities in accordance with a development plan agreed between the parties and (ii) an exclusive, royalty-bearing, sublicensable, non-transferable (subject to specified exceptions), license under certain of our intellectual property rights and know-how to commercialize the AffaMed Licensed Products in the applicable Field in the Territories. We have further agreed not to, and to cause its affiliates or agents not to, develop or commercialize in the Territories (i) the AffaMed Licensed Products outside of the applicable Fields and (ii) any other product containing the same active pharmaceutical ingredients as the AffaMed Licensed Products and administered into the anterior chamber of the eye, in each case without AffaMed’s prior written consent. AffaMed has agreed not to, and to cause its affiliates or agents not to, engage in the development, manufacture, or commercialization of any competing product in the Territories.

Under the terms of the AffaMed License Agreement, we received upfront payments and we also became eligible to receive additional payments upon the achievement of certain development and commercial milestones. There can be no guarantee, however, that any of the remaining milestones will be achieved. We are also entitled to receive tiered, escalating royalties on the net sales of the AffaMed Licensed Products ranging from a low-teen to low-twenties percentage. Royalties under the AffaMed License Agreement are payable on an AffaMed Licensed Product-by-AffaMed Licensed Product and jurisdiction-by-jurisdiction basis and are subject to potential reductions in specified circumstances, subject to a specified floor.

Pursuant to the terms of the AffaMed License Agreement, we are generally responsible for expenses related to the development of the AffaMed Licensed Products in the applicable Fields in the Territories, provided that AffaMed (i) reimburse us a low-teen percentage of expenses incurred in connection with certain clinical trials conducted by us and designed to support marketing approval of the AffaMed Licensed Product by FDA or the European Medicines Agency, or the Global Studies; (ii) is solely responsible for expenses incurred in connection with territory-specific clinical trials that it conducts in furtherance of the development plan agreed between the parties in the applicable Fields in the Territories, or the Local Studies; and (iii) reimburse us in full for expenses incurred in connection with obtaining and maintaining regulatory approvals of the AffaMed Licensed Products in the applicable Fields in the Territories. In the event AffaMed declines to participate in a Global Study or to conduct a Local Study in any jurisdiction in which we determine to conduct such a study, we are relieved of our obligation to provide AffaMed clinical data from such study, other than safety data, unless AffaMed subsequently reimburses us in the amounts described above plus a prespecified premium.

AffaMed is further obligated, at its sole cost and expense, to use commercially reasonable efforts to commercialize the AffaMed Licensed Products in the applicable Fields in the Territories. The AffaMed License Agreement contemplates that the parties negotiate and enter into a future agreement requiring us to use commercially reasonable efforts to manufacture and supply finished drug products in sufficient quantity for clinical development and commercialization of the AffaMed Licensed Products in the applicable Fields in the Territories.

In accordance with its terms, the AffaMed License Agreement expires upon the expiration of the last royalty term for the last AffaMed Licensed Product in any applicable Field in the Territories. Either party may, subject to specified cure periods, terminate the AffaMed License Agreement in the event of the other party’s uncured breach. Either party may also terminate the AffaMed License Agreement under specified circumstances relating to the other party’s insolvency. During an established period following a change of control of us or our entry into a global licensing agreement that includes the Territories with a third party, we have the option to terminate the AffaMed License Agreement, subject to a specified notice period and the repayment of any costs and expenses incurred by AffaMed in connection with the AffaMed License Agreement, including upfront and milestone payments AffaMed has previously paid to us, at a prespecified premium. AffaMed has the right to terminate the AffaMed License Agreement at any time following the completion of a Phase 3 clinical trial to evaluate PAXTRAVA.

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

The key competitive factors affecting the success of each of our product candidates, if approved for marketing, are likely to be efficacy, safety, method and frequency of administration, convenience, price, the level of generic competition and the availability of coverage and adequate reimbursement from government and other third-party payors.

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

Competitors of AXPAXLI

Our intravitreal implant for the treatment of wet AMD will compete with anti-VEGF compounds administered in their current formulation and prescribed for the treatment of wet AMD as these agents can in some instances deliver three to four months or more of therapeutic effect. They include Lucentis, Eylea and Eylea HD, Beovu, Vabysmo and off-label use of the cancer therapy Avastin. Multiple companies, although all in early stages of development, are exploring ways to deliver anti-VEGF products in a sustained-release fashion, including Regeneron which received approval for its 8mg version of Eylea in August 2023; Clearside Biomedical, which is pursuing a TKI (axitinib) administered into the suprachoroidal space; Eyepoint Pharmaceuticals, which is pursuing a sustained-release bioerodible device containing a TKI (vorolanib) using its Durasert technology; Aerie Pharmaceuticals, which is pursuing development of a four to six month TKI implant (axitinib) using its Print® manufacturing technology; and Kodiak Sciences, which is pursuing sustained release therapies based on its anti-VEGF biopolymer conjugate technology. In October 2021, Genentech received approval for Susvimo which utilizes the company’s port delivery system for delivery of ranibizumab but has recently launched a voluntary recall of the product due to manufacturing issues. In addition, there are several companies pursuing gene therapy to treat retinal diseases including Adverum Biotechnologies, and REGENXBIO. There also are a number of companies with products in development targeting the inhibition of the complement system to address retinal diseases, specifically geographic atrophy, or GA, including Apellis Pharmaceuticals, IVERIC bio, now owned by Astellas Pharma, Annexion Biosciences, Novartis (Gyroscope Therapeutics), Genentech/Ionis and Janssen Pharmaceuticals, among others. Apellis received approval of SYFOVRE as the first approved treatment for GA in February 2023, and IVERIC bio’s Izervay was approved for the treatment of GA in August 2023.

Competitors of PAXTRAVA

Allergan, now owned by AbbVie, received approval in March 2020 of DURYSTA, a biodegradable bimatoprost intracameral implant consisting of a PGA and a biodegradable polymer matrix for the reduction of IOP in patients with OAG or OHT. Allergan purchased ForSight VISION5 who was conducting a Phase 2 clinical trial with the Helios insert, a sustained-release ocular insert placed below the eyelid that delivers bimatoprost for the treatment of glaucoma. In December 2023, Glaukos received approval for iDose, a prostaglandin analog indicated for the reduction of IOP in patients with OHT or OAG. In addition, several other companies have announced their intention to develop products for treatment of glaucoma using sustained-release therapy, although each of these is at an early stage of development. Mati Therapeutics has conducted a Phase 2 clinical trial with an intracanalicular insert for the treatment of glaucoma.

Competitors of OTX-DED and OTX-CSI

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

Competitors of DEXTENZA

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018. DEXYCU is an injection of dexamethasone at the time of surgery into the posterior chamber of the eye (behind the iris) to treat inflammation associated with cataract surgery. Icon Biosciences Inc. was subsequently bought by pSvidia Corporation in March 2018 and, at the same time, the new entity was renamed Eyepoint. Eyepoint launched DEXYCU commercially in the first quarter of 2019. DEXYCU lost separate government reimbursement as of January 1, 2023 and is no longer actively marketed. OMIDRIA, purchased by Rayner Surgical Group Limited, is a prescription medication used during cataract surgery. According to the OMIDRIA website, this product helps the black part in the center of your eye (pupil) stay open (dilated) during cataract surgery and decreases eye pain after surgery.

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

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA approves and regulates drugs under the FDCA and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biological products are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations, and other federal, state and local statutes and regulations. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biological product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

●	design of a clinical protocol and submission to the FDA of an IND, which must take effect before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with GCPs, to establish the safety and efficacy of the proposed drug product for each indication;

●	preparation and submission to the FDA of a new drug application, or NDA, demonstrating the safety and efficacy for the drug candidate product or, with respect to biologics, a biological licensing application, or

BLA, demonstrating the safety, purity and potency of the proposed biological product for one or more proposed indications;

●	review by an FDA advisory committee, where appropriate or if applicable;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of clinical data;

●	payment of user fees and securing FDA approval of the NDA or BLA; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved NDA or BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

Clinical Trials Outside the United States in Support of FDA Approval

We generally plan to conduct our later stage and pivotal clinical trials of our product candidates in the United States. Nonetheless, in connection with our clinical development program, we may have trial sites outside the United States. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the trials must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for IND trials.

The acceptance by the FDA of trial data from clinical trials conducted outside the United States in support of US approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

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

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA or BLA is submitted (pre-NDA or pre-BLA meeting). Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA/pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues, which should be limited to no more than two focused topics and should not require input from more than three disciplines or Divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

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

Special Protocol Assessment Agreements

A Special Protocol Assessment, or SPA, agreement is an agreement between a sponsor and the FDA on the design and size of studies and clinical trials that can be used for approval of a drug or biological product. The FDA’s guidance on such agreements states that an agreement may not be changed by the sponsor or the agency unless through a written agreement of the two entities or if FDA determines there is a substantial scientific issue essential to determining the safety or effectiveness of the drug or the safety, potency or purity of the biologic product. The protocols that are eligible for SPA agreements are: animal carcinogenicity protocols, final product stability protocols and clinical protocols for Phase 3 trials where the data will form the primary basis for an efficacy claim.

The FDA may meet with sponsors, provided certain conditions are met, for the purpose of reaching an SPA agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in a marketing application. If a sponsor makes a reasonable written request to meet with the FDA for the purpose of reaching agreement on the design and size of a clinical trial, then the FDA will meet with the sponsor. If an agreement is reached, the FDA will reduce the agreement to writing and make it part of the administrative record. An agreement may not be changed by the sponsor or FDA after the trial begins, except with the written agreement of the sponsor and FDA, or if the director of the FDA reviewing division determines that “a substantial scientific issue essential to determining the safety or effectiveness of the investigational product was identified after the testing began. If a sponsor and the FDA meet regarding the design and size of a clinical trial and the parties cannot agree that the trial design is adequate to meet the goals of the sponsor, the FDA will clearly state the reasons for the disagreement in a letter to the sponsor.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Pursuant to the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, the FDA must send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

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

Acceptance and Review of NDAs and BLAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product and the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission and review of an application under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for FY2024 this application fee is approximately $4.0 million), and the sponsor of an approved application is also subject to an annual program fee, which for FY2024 is currently set at $416,734 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If FDA determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. The FDA has not yet finalized that guidance.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The guidance provides that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products and product candidates in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products and product candidates in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

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

Regulatory Exclusivity Governing Biologics

When a biological product is licensed for marketing by FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Since enactment of this statute, the FDA has approved a number of biosimilars and interchangeable biosimilar products.

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

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of exclusivity. For drug products, the six-month exclusivity may be attached to the term of any existing patent or regulatory exclusivity, including the orphan exclusivity and regulatory exclusivities available under the Hatch-Waxman Act. For biologic products, the six-month period may be attached to any existing regulatory exclusivities but not to any patent terms. The conditions for pediatric exclusivity include the FDA’s determination that information relating to the use of a new product in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric clinical trials, and the sponsor agreeing to perform, and reporting on, the requested clinical trials within the statutory timeframe. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patents that cover the product are extended by six months. Although this is not a patent term extension, it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) sponsor submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by the proposed product.

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

PMA applications are subject to an application fee. For federal fiscal year 2024, the standard fee is $483,560 and the small business fee is $120,890.

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

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Non-clinical Studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (GLP) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

The Clinical Trials Regulation, or CTR, foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the Clinical Trials Regulation varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EU Clinical Trials Register.

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

Patent Term Extensions

The European Union also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK’s withdrawal from the EU took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, which we refer to as the Agreement and which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the UK will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the UK is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales. Under the 2023 “Windsor Framework” and related laws, the MHRA became responsible for approving all medicinal products destined for the UK market (i.e., Great Britian and Northern Ireland), effective January 1, 2025. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (HMR) is the primary legal instrument for the regulation of medicines in the UK. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law.” However, new legislation such as the (EU) Clinical Trials Regulation will not be applicable in Great Britain. Since a significant proportion of the regulatory framework for pharmaceutical products in the UK covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the UK. For example, the UK is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in the UK. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new Great Britian marketing authorization.

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

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the European Union-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the withdrawal of the UK from the European Union, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms.

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

CPT codes are part of the HCPCS Level I set of procedure codes which consists of codes that are used to report medical services and procedures furnished by physicians. These codes are also used by CMS and other managed care organizations. Drug-eluting intracanalicular inserts, such as DEXTENZA, have a procedure-specific and permanent Category 1 CPT code, 68841, used to facilitate reimbursement for the administration of inserts into the canaliculus. In 2023, the Medicare Physician Fee Schedule, or MPFS, for the insertion of DEXTENZA into the canaliculus was $32.53 in the ASCs and $38.29 in the physician’s office for unilateral insertion. In November 2023, the CY 2024 MPFS rule was finalized resulting in a marginal decrease in physician payments compared to 2023 to $31.43 in the ASCs and $37.33 in the physician’s office for unilateral insertion, due to a decrease in the conversion factor which CMS uses to translate the relative value units, or RVUs, of medical services into fee schedule payment amounts. The RVU for code 68841 was unchanged.

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

Human Capital

As of December 31, 2023, we had 267 full-time employees. The following table provides an overview of the distribution of those employees:

Department	Headcount
Research & Development	118
Sales & Marketing	94
Manufacturing	14
General & Administrative	41
Total Employees	267

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

Our Corporate Information

We were incorporated under the laws of the State of Delaware in 2006. Our principal executive offices are located at 15 Crosby Drive, Bedford, MA 01730, and our telephone number is (781) 357-4000. Our manufacturing is located at 36 Crosby Drive, Suite 101, Bedford, MA 01730 and our research and development operations are located at 15 Crosby Drive, Bedford, MA 01730. Our website address is www.ocutx.com.

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

Item 1A. Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K, including under the heading “Summary of Risk Factors” in this Annual Report, should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the section of this Annual Report on Form 10-K captioned “Forward-Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of incurring significant losses. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We have a history of incurring significant losses. Our net losses were $80.7 million and $71.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $697.6 million. We have financed our operations primarily through private placements of our preferred stock, public offerings and private placements of our common stock, borrowings under our credit facilities, including $82.5 million under a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, which we refer to as the Barings Credit Facility, the private placement of convertible notes in the aggregate principal amount of our $37.5 million, or the Convertible Notes, and sales of our products. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and the commercialization of DEXTENZA. Although we expect to continue to generate revenue from sales of DEXTENZA, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

●	continue our ongoing clinical trials, including our pivotal Phase 3 clinical trial of AXPAXLI, which we refer to as the SOL-1 trial, for the treatment of wet age-related macular degeneration, or wet AMD; the HELIOS trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR; our Phase 2 clinical trial of PAXTRAVA for the reduction of IOP in patients with primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT; and our Phase 2 clinical trial of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;
●	continue to monitor subjects according to the applicable clinical trial protocols in our clinical trials that have been completed, including our clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery;
●	determine to initiate new clinical trials to evaluate our product candidates, including our planned second pivotal Phase 3 clinical trial of AXPAXLI for the treatment of wet AMD, which we refer to as the SOL-2 trial; our planned pivotal Phase 3 clinical trial of AXPAXLI for the treatment of NPDR; and, subject to our evaluation of strategic alternatives, possible pivotal clinical trials of PAXTRAVA for the reduction of IOP in patients with primary OAG or OHT;
●	continue to commercialize DEXTENZA in the United States;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any other products or product candidates we intend to commercialize;
●	conduct or support research and development activities on, and seek regulatory approvals for, DEXTENZA and PAXTRAVA in specified Asian markets pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;
●	continue the research and development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings, if any;
●	make investments to improve our defenses against cybersecurity and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

For us to become and remain profitable, we will need to continue to successfully commercialize DEXTENZA and to successfully develop and commercialize other products with significant market potential. This will require us or our current or future collaborators to be successful in a range of challenging activities, including:

●	continuing to commercialize DEXTENZA in the United States, including by further developing our manufacturing, marketing, sales force, and distribution capabilities;
●	completing clinical development of our product candidates, including AXPAXLI, PAXTRAVA, OTX-DED, and OTX-CSI;
●	obtaining marketing approval for these product candidates;
●	manufacturing, marketing, selling and distributing any other products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from Centers for Medicare and Medicaid Services, or CMS, and other third-party payors for our products; and
●	protecting our rights to our intellectual property portfolio.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly if and as we advance AXPAXLI, PAXTRAVA, OTX-DED and OTX-CSI through clinical development, and continue to commercialize DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and for the treatment of ocular itching associated with allergic conjunctivitis. We expect to devote substantial financial resources as we conduct late-stage clinical trials for our product candidates, seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results, and commercialize any products for which we receive marketing approval. In addition, we plan to devote significant financial resources to conduct research and development of our other product candidates. Accordingly, we will need to obtain substantial additional funding to fully support our continuing and planned operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

As of December 31, 2023, we had cash and cash equivalents of $195.8 million, outstanding debt with a principal amount of $82.5 million under the Barings Credit Facility, and $37.5 million aggregate principal amount of Convertible Notes plus accrued interest of $10.9 million. Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of December 31, 2023, plus the cash received from a private placement of our common stock in February 2024 of $325.0 million before deducting placement agent fees and other offering expenses, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements at least into 2028. These estimates are subject to various assumptions, including assumptions as to the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, the timing of commencement of dosing and enrollment of our clinical trials, and other aspects of our business. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future, including costs increases due to inflation;
●	the progress, costs and outcome of our ongoing and planned clinical trials of our product candidates, in particular AXPAXLI for the treatment of wet AMD and NPDR, and, subject to our evaluation of strategic alternatives, PAXTRAVA for the treatment of OAG or OHT;
●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments and royalty payments.  To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our securityholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing securityholders’ rights as holders or beneficial owners of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under the Barings Credit Facility pursuant to which we have a total borrowing capacity of $82.5 million, which has been fully drawn down, may limit our ability to obtain additional debt or other financing.

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

On August 2, 2023, we entered into the Barings Credit Agreement providing for the Barings Credit Facility in the aggregate principal amount of $82.5 million. Under the Barings Credit Facility we have $82.5 million, net of unamortized discount and fees, of outstanding principal indebtedness. Under the Barings Credit Agreement, we are permitted to make payments of interest and fees only through August 2029, at which time we will be required to repay the full principal amount in addition to any outstanding interest and fees. In addition, we are obligated to pay a fee, which we refer to as the Royalty Fee, in an amount equal to $82.5 million, reduced by the total amount of interest and principal prepayment fees paid by us and subject to further potential reductions as specified in the Barings Credit Agreement. We are required to pay the Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Royalty Fee is paid in full. The Royalty Fee is due and payable upon a change of control of the company. The Royalty Fee may also be reduced if a change of control or a sale of all or substantially all of our assets occurs within the first twelve months of the term of the Barings Credit Agreement.

Our obligations under the Barings Credit Agreement are secured by all of our assets, including our intellectual property. The Barings Credit Facility includes negative covenants restricting us from making payments to the holders of our outstanding Convertible Notes, except in connection with a proposed conversion to equity and with respect to certain permitted expenses and requiring us to maintain a minimum liquidity amount of $20.0 million. The Barings Credit Agreement also includes customary affirmative and negative covenants.

In March 2019, we issued $37.5 million aggregate principal amount of issued and outstanding Convertible Notes. The Convertible Notes mature on a date 91 days following the maturity of the indebtedness under the Barings Credit

Facility, and interest on the Convertible Notes is payable at maturity or if earlier converted, repurchased or redeemed pursuant to their terms. We could in the future incur additional indebtedness beyond such amounts, including by potentially amending the Barings Credit Agreement.

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

As of December 31, 2023, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of $482.6 million and $343.8 million, respectively. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2026. Our federal NOLs generated for the years ended after December 31, 2018, which amounted to a total of $356.8 million, can be carried forward indefinitely. As of December 31, 2023, we also had available research and development tax credit carryforwards for federal and state income tax purposes of $15.4 million and $8.8 million, respectively, which begin to expire in 2026 and 2025, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes because, among other reasons, federal tax rates and the rules governing NOL carryforwards might change; state NOLs generated in one state cannot be used to offset income generated in another state; and the use of NOL carryforwards might become subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including our lead product candidate AXPAXLI, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome.  A failure of one or more clinical trials can occur at any stage of testing.  The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design.  Some of our completed studies were conducted with small patient populations, making it difficult to predict whether the favorable results that we observed in such studies will be repeated in larger and more advanced clinical trials. Some of our clinical trials also were conducted with different formulations than those that we are currently evaluating. For example, we are using a single optimized implant of AXPAXLI with a drug load of 450 µg of a more soluble form of axitinib in our SOL-1 trial and intend to use the same formulation in future clinical trials of AXPAXLI including our planned SOL-2 trial. As we have not evaluated this formulation in earlier trials, it may not demonstrate the efficacy or safety profile that we anticipate.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.  The protocols for our clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States.  However, the FDA is not obligated to comment on our trial protocols within any specified time period or at all or to affirmatively clear or approve our planned pivotal clinical trials.  Subject to a waiting period of 30 days, we could choose to initiate our pivotal clinical trials in the United States without waiting for any additional period for comments from the FDA. Although the FDA may provide comments or clear our clinical trial protocols, final determinations for marketing application approval are made after a complete review of a marketing application and are based on the entirety of the data in the new drug application. Furthermore, we are conducting our SOL-1 trial of AXPAXLI under a Special Protocol Assessment, or SPA, agreed to by the FDA. An SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of the overall protocol design for a clinical trial intended to support a future marketing application, but it does not indicate FDA concurrence on every protocol detail. Moreover, the FDA retains significant discretion in interpreting the terms of an SPA agreement and the data and results from any trial that is the subject of an SPA agreement. An SPA agreement does not ensure the receipt of marketing approval by the FDA or other regulatory authorities or that the approval process will be faster than conventional procedures.

We have devoted a significant portion of our financial resources and business efforts to the development of DEXTENZA and our product candidates.  We are currently investing substantial resources to advance the development of AXPAXLI for the treatment of wet AMD and NPDR, PAXTRAVA for the treatment of OAG or OHT, OTX-CSI for the chronic treatment of dry eye disease, and OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease. We currently have several ongoing clinical trials, including our SOL-1 trial, the HELIOS trial, and our Phase 2 clinical trial of PAXTRAVA. We also continue to wind down our post-trial monitoring and surveillance obligations in our Phase 1 clinical trials of AXPAXLI in wet AMD in Australia and the United States and our Phase 3 clinical trial of DEXTENZA in pediatric subjects following cataract surgery.

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

From time to time, we may decide to conduct clinical trials to assess subjects’ clinical response to treatment and choose not to power such trials to measure the applicable efficacy endpoints with statistical significance, as we did in our Phase 2 clinical trials of our former product candidate OTX-TP for the treatment of OAG or OHT. In addition, post-hoc analyses such as those that we performed on certain results of Phase 2 clinical trials of OTX-TP may not be predictive of success in future clinical trials, including as a result of differences in trial design.  Post-hoc analyses performed using an unlocked clinical trial database can also result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

The FDA may also require that New Drug Application, or NDA, submissions for our product candidates include pediatric data. Under the Pediatric Research Equity Act, or PREA, an NDA, a biological licensing application, or BLA, or supplement to an NDA or BLA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency, or EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

We may not be able to initiate or continue clinical trials for our product candidates, or other product candidates that we might develop if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States.  Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with subject enrollment.  For example, in the third quarter of 2017, we initiated a Phase 1 clinical trial of PAXTRAVA outside the United States.  After several months, after not enrolling any subjects, we closed this trial in the second quarter of 2018. Additionally, we intended to initiate our Phase 1 clinical trial of AXPAXLI outside the United States in 2018, but delays in enrollment prevented us from dosing subjects until the first quarter of 2019.

A variety of factors affect subject enrollment, including:

●	the prevalence and severity of the ophthalmic disease or condition under investigation;
●	the design and eligibility criteria for the study in question;
●	the perceived risks and benefits of the product candidate under study;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the proximity and availability of clinical trial sites for prospective subjects;
●	actual or threatened public health emergencies or outbreaks of disease (including, for example, the COVID-19 pandemic);
●	the conduct of clinical trials by competitors for product candidates that treat the same indications as our product candidates; and
●	the lack of adequate compensation for prospective subjects.

Delays can be more pronounced with later-stage clinical trials because they tend to be larger than early-stage trials. For example, enrollment in our Phase 3 clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery, to fulfill FDA post-approval regulatory requirements, proceeded more slowly than we had anticipated due to the relative scarcity of pediatric cataract surgical subjects. In addition, we may experience delays in enrollment due to the design of our trials. For example, to qualify for enrollment in the SOL-1 trial, participants receive two aflibercept injections in the screening period and would need to gain at least 10 ETDRS letters from the initial screening visit to Day 1 or achieve a visual acuity of approximately 20/20 or better at Day 1, in addition to satisfying other criteria. Enrollment delays may also arise in our SOL-1 trial due to a reluctance of physicians to enroll subjects in the trial given the novel design being used.

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

We may not be successful in our efforts to develop additional products and product candidates based on our bioresorbable hydrogel-based formulation technology ELUTYX.

We are currently directing most of our development efforts towards applying our proprietary, bioresorbable hydrogel-based formulation technology ELUTYX to products and product candidates that are designed to provide local programmed-release hydrogel-based therapeutic agents to the eye using active pharmaceutical ingredients that are currently used in FDA-approved ophthalmic drugs.  We have a number of product candidates at various stages of development based on ELUTYX and are exploring the potential use of ELUTYX for other ophthalmic diseases and conditions.  These product candidates include intracanalicular inserts eluting drug product to the ocular surface; hydrogel drug delivery implants designed to release therapeutic antibodies and small molecules such as TKIs to modulate the biological activity of VEGF over a sustained period following administration by an intravitreal injection for the treatment of diseases and conditions of the back of the eye, including wet AMD and NPDR; and hydrogel drug delivery implants designed to release drug product into the anterior chamber of the eye via an intracameral injection for the treatment of diseases and conditions of the front of the eye.

Our product candidates and any other product candidates that we may develop based on ELUTYX may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  If we do not successfully develop and commercialize products and product candidates that are based on ELUTYX, we will not be able to obtain substantial product revenues in future periods.

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

We are currently prioritizing the advancement of AXPAXLI through Phase 3 clinical development for the treatment of wet AMD and the advancement of AXPAXLI through Phase 1 clinical development for the treatment of NPDR. We are also focused on the advancement through Phase 2 clinical development of PAXTRAVA for the treatment of OAG or OHT, and the continued commercialization of DEXTENZA, and are assessing the further development of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease and OTX-CSI for the chronic treatment of dry eye disease. Although we believe our prioritization of resources is currently the best use of our resources, we may not be correct.

We have conducted, and may in the future conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. We are currently conducting the SOL-1 trial both inside and outside of the United States, with planned sites in Argentina and other countries. We have often conducted our initial and earlier-stage clinical trials for our product candidates outside the United States, including our Phase 1 clinical trial for our product candidate AXPAXLI for the treatment of wet AMD in Australia.

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

Even though DEXTENZA has received marketing approval from the FDA and even if any of our product candidates receives marketing approval, these products may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for these products may be smaller than we estimate.

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

We believe that certain of our product candidates, if they are successfully developed and obtain marketing approval, would be used in ophthalmologists’ offices, similar to DEXTENZA for the treatment of allergic conjunctivitis. We believe the office setting offers a unique set of potential challenges. If we do not succeed in adapting our marketing efforts to include the office setting, our ability to commercialize DEXTENZA to its fullest potential or any future product candidates used in the office setting would be adversely affected.

Because we have not historically evaluated whether to seek regulatory approval for any of our products or product candidates outside of the United States, pending potential receipt of regulatory approval for the applicable product candidate in the United States, at this time we cannot be certain when, if ever, we will recognize revenue from commercialization of our products or product candidates in any international markets.  If we decide to commercialize our products outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval.  These may include independent distributors, pharmaceutical companies or our own direct sales organization. For example, we intend to rely on AffaMed to commercialize DEXTENZA and PAXTRAVA, if approved for marketing, in specified jurisdictions in Asia in connection with our collaboration agreement with AffaMed.

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

Other companies have advanced into Phase 3 clinical development biodegradable, programmed-release drug delivery product candidates that could compete with our intracanalicular insert products and product candidates.  Multiple companies are exploring in early-stage development alternative means to deliver anti-VEGF and TKI products in an extended-delivery fashion to the back of the eye.  There are also multiple branded, generic and over-the-counter products, in the dry eye space, including Restasis, for increasing tear production, marketed by Allergan; Cequa for increasing tear production, marketed by Sun Ophthalmics in the United States; lifitegrast, for the treatment of the signs and symptoms of dry eye disease, marketed by Bausch & Lomb (previously marketed by Novartis) under the brand name Xiidra®; and off-label use of corticosteroids.

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

A specific and permanent J-Code for ophthalmic inserts containing dexamethasone including DEXTENZA is in effect, and DEXTENZA currently benefits from separate payment in the ASC setting because it meets the criteria set forth for non-opioid pain management drugs as a surgical supply provision. CMS evaluates the eligibility of products such as DEXTENZA for separate payment annually, and there can be no assurance that CMS will not change the criteria applicable to non-opioid pain management drugs for 2024 or beyond. If DEXTENZA is no longer eligible for reimbursement separately from ophthalmic surgery in the ASC setting, due to the loss of pass-through status or otherwise, our net product revenues, which currently consist primarily of DEXTENZA sales in reliance on separate reimbursement through pass-through status, would decline significantly, and our ability to generate revenues from future sales of DEXTENZA for the treatment of post-surgical ocular inflammation and pain would be adversely affected.

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

We currently rely on third parties for some aspects of the production of DEXTENZA and our product candidates for commercialization and preclinical testing and clinical trials.  While we expect that our existing manufacturing facility, or additional facilities that we might build, will be sufficient to meet our requirements for manufacturing DEXTENZA and any of our product candidates for which we obtain marketing approval, we may in the future need to rely on third-party manufacturers for some aspects of the manufacture of our products or product candidates.

We also depend on single-source suppliers for certain materials used in the manufacturing of our products and product candidates, including our supply of PEG, the molecule that forms the basis of our hydrogels, and other raw materials of our products and product candidates and for sterilization and packaging of the finished product. We do not have any long-term supply agreements in place for the clinical or commercial supply of any drug substances or raw materials for DEXTENZA or any of our product candidates.  We purchase drug substance and raw materials, including the chemical constituents for our hydrogel, from independent suppliers on a purchase order basis. We cannot ensure that our suppliers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials and other components used in the manufacturing of our products and product candidates could expose us to several risks, including disruptions in supply, price increases or late deliveries. Any performance failure or refusal to supply drug substance or raw materials on the part of our existing or future suppliers could delay clinical development, marketing approval or commercialization of our products. If our current suppliers do not perform as we expect, we may be required to replace one or more of these suppliers. Establishing additional or replacement suppliers could take a substantial amount of time, and it may be difficult to establish replacement suppliers who meet our quality standards and applicable regulatory requirements. For example, we depend on a sole source supplier for the supply of our PEG.  This sole source supplier may be unwilling or unable to supply PEG to us reliably, continuously and at the levels we anticipate or are required by the market.  Although we believe that there are a number of potential long-term replacements to our suppliers, including our PEG supplier, we may incur added costs and delays in identifying and qualifying any such replacements.

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

Risks Related to Our Dependence on Third Parties

We have entered into collaborations with third parties to develop certain product candidates, and in the future we may enter into additional collaborations for the development or commercialization of our product candidates. We may also enter into collaboration, distribution or marketing arrangements for the commercialization of DEXTENZA, ReSure Sealant, or any product candidates for which we obtain marketing approval. If our collaborations are not successful, we may not be able to capitalize on the market potential of these products or product candidates.

We have in the past entered into collaboration agreements with third parties, including our collaboration with AffaMed, and expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize DEXTENZA, or any of our product candidates for which we obtain marketing approval in markets outside the United States.  We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for such products or if we determine that such third-party arrangements are otherwise beneficial. We also may seek additional third-party collaborators for development and commercialization of product candidates, including PAXTRAVA and AXPAXLI. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.  Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Our collaboration with AffaMed poses, and any future collaborations likely will pose, a number of risks including the following:

●	collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization of our products or product candidates that receive marketing approval or may elect not to continue or renew development or commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could be subject to bankruptcy proceedings or other similar arrangements which may result in us having to return funds that we previously received, or in collaborators selling or transferring product licenses to other parties;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of products or product candidates, might lead to additional responsibilities for us with respect to products or product candidates, or might result in litigation or arbitration, any of which would divert management attention and resources, be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable products or product candidates.

Collaboration agreements may not lead to the development or commercialization of products or product candidates in the most efficient manner, or at all.  If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration.  If we do not receive the funding we expect under these agreements, or if we are required to return previously received funds, or if product licenses are sold or transferred to another party as a result of a collaborators’ bankruptcy, our development of our products or product candidates could be delayed and we may need additional resources to develop our products or product candidates.  For example, our former collaborator Regeneron terminated our collaboration in August 2021. As a result of the termination, we were relieved of obligations to reimburse Regeneron for certain development costs, up to an aggregate amount of $30.0 million in certain circumstances, were Regeneron to exercise its option but also ceased to be eligible to receive (i) reimbursement from Regeneron for ongoing research and development activities, (ii) a fee upon exercise of its option, (iii) payments upon the achievement of specified development and regulatory milestones of the products developed under the collaboration, or (iv) tiered, escalating royalties on such products. All of the risks relating to product development, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators.

Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be harmed.

If we are not able to establish additional collaborations, we may have to alter our development and commercialization plans and our business could be adversely affected.

In October 2020, we entered into a collaboration with AffaMed for the development and commercialization of DEXTENZA regarding ocular inflammation and pain following cataract surgery and ocular itching associated with allergic conjunctivitis and for PAXTRAVA regarding OAG and OHT in specified territories in Asia. For some of our product candidates, we may decide to collaborate with pharmaceutical, biotechnology and medical device companies for the development and commercialization of one or more of our product candidates. We face significant competition in seeking appropriate collaborators.  Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.  Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to subjects, the potential of competing products, and industry and market conditions generally.  The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.  We may also be restricted under current or future license and collaboration agreements from entering into agreements on certain terms with potential collaborators.   In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.  If we are unable to reach agreements with suitable collaborators on a timely basis and on acceptable terms, we may have to curtail the development of a product candidate, reduce or delay one or more development programs, or limit potential commercialization activities. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all.  If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform.

Although the majority of our clinical development is administered and managed by our own employees, we have relied, and may continue to rely, on third parties for certain aspects of our clinical development, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

Our employees have administered and managed most of our clinical development work to date.  However, we also utilize third parties, such as CROs, to conduct clinical trials of certain of our product candidates, including AXPAXLI for the treatment of wet AMD and NPDR and PAXTRAVA for the treatment of OAG or OHT, and we may continue to do so.  If we deem necessary, we may engage additional third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct or assist in our clinical trials or other clinical development work.  If we are unable to enter into an agreement with a CRO or other service provider when required, our product development activities could be delayed.

Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities.  For example, we remain responsible for ensuring that each of our clinical trials, including the SOL-1 trial and the HELIOS trial, is conducted in accordance with the general investigational plan and protocols for the trial.  Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected, even if a third party is administering certain activities.  For example, in May 2020, we disclosed the receipt of interim data regarding our Phase 1 clinical trial of AXPAXLI, in Australia, for the treatment of wet AMD and other retinal diseases. We discovered, however, that our disclosures did not include complete information when we became aware in July 2020 that a clinical trial site had not entered certain data concerning these subjects into the clinical trial database in a timely manner. If we engage third parties and they do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

If the FDA or comparable foreign regulatory authorities approve generic versions of our current commercial product or any of our future drug products that receive marketing approval through the NDA pathway, or such authorities do not grant such future products appropriate periods of data exclusivity before approving generic versions of our products, our sales could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains an active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical trials, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

Generic drug manufacturers may seek to launch generic products following the expiration of any applicable exclusivity period we obtain if our product candidates are approved, even if we still have patent protection for such product candidates. Competition that any such product candidates of ours may face from generic versions of such products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we may make in those product candidates.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. For example, the FDA required two post-approval studies as a condition for approval of our premarket approval application for ReSure Sealant, the last of which the FDA confirmed was complete in April 2021. The studies were expensive, required extensive communication and coordination with the FDA, and took more than five years to complete. The FDA also has required us to conduct a clinical trial of DEXTENZA for the treatment of post-surgical ocular inflammation and pain and for the treatment of ocular itching associated with allergic conjunctivitis in pediatric populations in accordance with the Pediatric Research Equity Act of 2003.

Certain endpoint data we hope to include in any approved product labeling also may not make it into such labeling, including exploratory or secondary endpoint data such as patient-reported outcome measures. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or a comparable non-U.S. regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-marketing studies or clinical trials to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
●fines, warning letters or holds on clinical trials;
●refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
●product seizure or detention or refusal to permit the import or export of our product candidates; and
●injunctions or the imposition of civil or criminal penalties.

In addition, we are, or may become, subject to various U.S. federal, state, and local laws, regulations, and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. If we fail to comply with the laws and regulations pertaining to our business, we may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls, marketing restrictions, and civil and criminal penalties.

Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the District Court made a number of findings that may negatively impact the development, approval and distribution of drug products in the United States. Further, the District Court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

On April 12, 2023, the District Court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The Court of Appeals for the Fifth Circuit held that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the U.S. Department of Justice and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the Supreme Court to review the decision of the Court of Appeals for the Fifth Circuit. On December 13, 2023, the Supreme Court granted these petitions for writ of certiorari for the decision.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in other jurisdictions. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States and the UK Bribery Act 2010. Payments made to physicians in certain European Union Member States must be publicly disclosed and often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the 2017 Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on June 17, 2021,the U.S. Supreme Court dismissed an action to challenge the constitutionality of the ACA after finding that the plaintiffs did not have standing to bring the legal action. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of pharmaceuticals under Medicare and Medicaid, and reform government program reimbursement methodologies for products. In 2020, President Trump issued several Executive Orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most-favored-nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada.  Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval.  On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026.

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

More recently, on August 16, 2022, the Inflation Reduction Act, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to European Union rules. The United Kingdom and European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Similar laws and regulations have been approved, or are expected to be approved, in several jurisdictions beyond the European Union including the UK Data Protection Act 2018.

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

Our internal information technology systems, or those of our vendors, collaborators, contractors, consultants, or other third parties may fail or suffer security breaches, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, trigger contractual and legal obligations, potentially exposing us to liability, reputational harm or otherwise adversely affecting our business and financial results.

We are dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, including personal information and information relating to intellectual property, on internal and external information systems and through the information systems of our vendors, collaborators, contractors, consultants, or other third parties. It is critical that we, our vendors, collaborators, contractors, consultants, or other third parties, do so in a secure manner to maintain the availability, security, confidentiality, privacy and integrity of such confidential information.

Despite the implementation of security measures, our internal information technology systems and those of third parties are vulnerable to damage from computer viruses, malware, computer hackers, malicious code, employee error, theft or misuse, denial-of-service attacks, sophisticated nation-state supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, our collaborators, contractors, consultants, vendors, and other third parties, or from cyberattacks by malicious third parties over the Internet or through other mechanisms. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial of service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyberattacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent any future breaches.

While we have not experienced any such material system failure, accident, cyberattack or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, clinical trials and business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from clinical trials could result in delays or termination of our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, as risks with respect to our information systems continue to evolve, we will incur additional costs to maintain the security of our information systems and comply with evolving laws and regulations pertaining to cybersecurity and related areas.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our or our vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, enrollment in our clinical trials could be negatively affected, our competitive position and reputation could be harmed and the further development and commercialization of our product candidates could be delayed. As a result of such an event, we may be in breach of our contractual obligations. Furthermore, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we maintain and could have a material adverse effect on our business, financial condition, results of operations or prospects. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above.

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

We remain highly dependent on the research and development, clinical and business development expertise of our principal members of our management, scientific and clinical team, including Pravin Dugel, M.D., our Executive Chairman, and Antony Mattessich, our President and Chief Executive Officer. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.

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

Not Applicable.

Item 1C. Cybersecurity

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall risk management program and are designed to help protect our information assets and operations from internal and external cyber threats and to protect the information of employees, customers, vendors, and other individuals, such as subjects enrolled in our clinical trials, from unauthorized access or attack, as well as secure our networks and systems. We have designed our processes based on, and periodically assess our processes against, the National Institute of Standards and Technology Cybersecurity Framework Special Publication 800-53, 800-61, rev 2, or the NIST Framework. This does not imply that we meet any particular technical standards, specifications, or requirements of the NIST Framework, only that we use these standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our processes for assessing, identifying and managing cybersecurity risks include physical, procedural and technical safeguards, a cybersecurity incident response plan, regular tests on our systems, incident simulations and routine review of our policies and procedures to identify risks and improve our practices. We engage certain external parties, including computer security firms, to assist us with the identification, verification, and validation of cybersecurity risks, and to support mitigation efforts if necessary. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

The Audit Committee of our board of directors provides direct oversight over cybersecurity risk and provides updates to the board of directors regarding such oversight as deemed necessary. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.

Our management team is responsible for day-to-day assessment and management of cybersecurity risks. On our management team, our Chief Financial Officer, or CFO, leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees, customers, vendors and other individuals to address cybersecurity risks. Our CFO has approximately 10 years of experience managing information technology teams of operating companies in the biotechnology industry. Our CFO leads a cross-functional Cybersecurity Committee, consisting of executive-level leaders and other management-level individuals with the requisite skills and education, that assists the CFO with carrying out these duties. Collectively, the members of our Cybersecurity Committee have notable experience in managing information security, possess the education and skills to fulfill these duties, and attend periodic trainings as necessary.

In an effort to deter and detect cyber threats, we provide all employees, including part-time and temporary employees, with periodic training, including training related to data protection, cybersecurity and incident response, and prevention and compliance, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

Item 2.	Properties

Our facilities consist of leased office space, laboratory space and manufacturing facilities in Bedford, Massachusetts. We occupy approximately 121,000 square feet of space. The lease for approximately 71,000 square feet of this space expires in July 2027, the lease for approximately 30,000 square feet of this space expires in March 2024, and the lease for approximately 20,000 square feet of this space, which includes our manufacturing facility, expires in July 2028. We do not intend to renew the lease that expires in March 2024 nor do we intend to lease new space, as we believe that our remaining current facilities are suitable and adequate to meet our current needs.

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

Holders

As of March 7, 2024, there were approximately 29 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing credit facility preclude us from paying cash dividends without the consent of our lenders.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2024 Annual Meeting of Stockholders and is incorporated by reference herein.

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2023 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q.

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

Overview

Our Company

We are a biopharmaceutical company committed to enhancing people’s vision and quality of life through the development and commercialization of innovative therapies for diseases and conditions of the eye, with a specific focus on retinal disease. Our program for retinal disease is led by AXPAXLI (axitinib intravitreal implant, also known as OTX-TKI), which is based on our ELUTYX proprietary bioresorbable hydrogel-based formulation technology. We are currently conducting a pivotal Phase 3 clinical trial to evaluate AXPAXLI for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 trial, and a Phase 1 clinical trial for the treatment of diabetic retinopathy. Our clinical portfolio also includes PAXTRAVA (travoprost intracameral implant, also known as OTX-TIC), which is currently in Phase 2 clinical development for the treatment of primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT.

Our expertise in the formulation, development and commercialization of innovative therapies and our ELUTYX platform supported the development and launch of our first commercial drug product, DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration, or FDA, for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis. We are also developing two other clinical-stage assets, OTX-DED (dexamethasone intracanalicular insert) for the short-term treatment of the signs and symptoms of dry eye disease, and OTX-CSI (cyclosporine intracanalicular insert) for the chronic treatment of dry eye disease, which we collectively refer to as our Dry Eye Programs, and several preclinical programs.

Key Business and Financial Developments

Board of Directors and Leadership Updates

In February 2024, we expanded our leadership team and added Pravin Dugal, M.D. as Executive Chairman on a full-time basis. We also added Jeffrey Heier, M.D. as Chief Scientific Officer, Peter Kaiser, M.D. as Medical Director, both on a part-time basis, and Sanjay Nayak, MBBS, PhD as Chief Strategy Officer on a full-time basis. We believe the contribution of these acknowledged strategic and clinical experts will put the Company on track to be a leader in retina care for wet AMD, non-proliferative diabetic retinopathy, or NPDR, and other conditions.

In connection with these additions, Charles Warden transitioned from Chairman of the Board to Lead Independent Director. To enable full transitions to their new operating roles, Dr. Heier resigned from his positions with us as a Board Director and Advisor – Retina, and Dr. Kaiser resigned from his position as Chief Medical Advisor – Retina. In addition, Peter Jarrett, PhD has begun the new role of Chief Technical Officer. Rabia Gurses Ozden, M.D. will continue in her role as Chief Medical Officer.

AXPAXLI

We are conducting a pivotal Phase 3 clinical trial as the first of two planned pivotal trials for the treatment of wet AMD, which we refer to as the SOL-1 trial. The first subjects in the SOL-1 trial were screened and received their first aflibercept injection in February 2024. We expect to complete enrollment of the SOL-1 trial by the end of the first quarter of 2025. Subject to agreement with the FDA, we intend to commence screening of a second pivotal Phase 3 clinical trial for the treatment of wet AMD, which we refer to as the SOL-2 trial, by the first quarter of 2025.

In September 2023, we submitted a request for a Special Protocol Assessment, or SPA, to the FDA to determine whether the proposed clinical protocol and the statistical analysis plan for the SOL-1 trial adequately addressed scientific and regulatory requirements for a clinical trial that could support a marketing application. We received an agreement letter regarding the overall trial design from the FDA under the SPA in October 2023. In December 2023, we submitted an amendment to the SPA to the FDA to broaden the inclusion criteria for subjects in the SOL-1 trial and to reflect our intention to evaluate a single optimized implant of AXPAXLI with a drug load of 450 µg of a more soluble form of axitinib in the SOL-1 trial, or the SPA Agreement Modification. We received an agreement letter regarding the SPA Agreement Modification in January 2024. If we were to obtain favorable results from both the SOL-1 trial and the SOL-2 trial, we plan to submit a New Drug Application, or NDA, with the FDA for marketing approval.

In June 2023, we presented 12-month data from the clinical trial of AXPAXLI for the treatment of wet AMD in the United States at the Clinical Trials at the Summit 2023 conference sponsored by the American Society of Retina Specialists.

We initiated a U.S.-based multicenter, double-masked, randomized, parallel group study evaluating the safety, tolerability and biological activity of AXPAXLI in patients with moderately severe to severe NPDR without DME, which we refer to as the HELIOS trial, in the fourth quarter of 2022. We dosed our first subject in February 2023. We announced the completion of enrollment in the HELIOS trial in June 2023 and expect to provide 9-month topline data in the second quarter of 2024. Subject to favorable topline data from the HELIOS trial and agreement with the FDA, we intend to commence a pivotal Phase 3 clinical trial.

PAXTRAVA

We are conducting a Phase 2 clinical trial evaluating the safety, tolerability and efficacy of PAXTRAVA for the treatment of subjects with primary OAG or OHT. We completed enrollment of this Phase 2 clinical trial in July 2023. We have started a pilot repeat-dose substudy in the Phase 2 clinical trial to evaluate the safety of a repeat, sustained release dose in a small subset of subjects with OAG or OHT. We plan to provide topline data from this Phase 2 clinical trial at the American Society of Cataract and Refractive Surgery 2024 Annual Meeting in April 2024. Subject to favorable topline data, we intend to evaluate our strategic alternatives in moving the PAXTRAVA program into pivotal Phase 3 clinical trials.

Commercial

Our net product revenue was $57.9 million for the year ended December 31, 2023, reflecting an increase of $7.4 million or 14.7% over the year ended December 31, 2022.

In November 2023, the Centers for Medicare and Medicaid Services, or CMS, released the final rulemaking for CY 2024 under the Outpatient Prospective Payment System, or OPPS. The final rule confirms that DEXTENZA will continue to be separately reimbursed by Medicare in the ambulatory surgical center, or ASC, setting under the non-opioid pain provision; and that CPT 68841, the code that describes the insertion of DEXTENZA, maintains a Q1 status indicator.

We believe that DEXTENZA is currently used in less than 5% of cataract procedures and that commercial growth may be driven by a continued focus on sales to ASCs, specifically strategic accounts that own and control multiple ASCs.

2024 Private Placement

In February 2024, concurrent with the Board of Directors and Leadership Updates detailed above, we sold 32,413,560 shares of our common stock at $7.52 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 10,805,957 shares of our common stock at a price of $7.519 per pre-funded warrant for aggregate gross proceeds of approximately $325.0 million, before deducting placement agent fees and other offering expenses, or the 2024 Private Placement. Each pre-funded warrant has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until exercised in full.

2023 Equity Financing

In December 2023, we completed an underwritten public offering of 35,420,000 shares of our common stock at a public offering price of $3.25 per share. The total gross proceeds of the public offering were approximately $115.1 million, before deducting underwriting discounts and commissions and other offering expenses payable by us, resulting in net proceeds of approximately $107.7 million.

In 2023, we sold 1,514,926 shares of our common stock under our Open Market Sale Agreement with Jefferies LLC, or Jefferies, resulting in gross proceeds to us of $9.9 million, and net proceeds, after accounting for issuance costs, of $9.5 million.

2023 Debt Financing

In August 2023, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility for us, or the Barings Credit Facility, in the aggregate principal amount of $82.5 million. We borrowed the full amount of $82.5 million at closing and received proceeds of $77.3 million, after the application of an original issue discount and fees.

In March 2019, we issued $37.5 million of unsecured senior subordinated convertible notes, or the Convertible Notes. Concurrently with entering into the Barings Credit Agreement, in August 2023, we and the holders of the Convertible Notes extended the maturity of the Convertible Notes, which would otherwise have matured on March 1, 2026, to a date 91 days following the maturity of the indebtedness under the Barings Credit Facility.

In connection with entering the Barings Credit Facility, in August 2023, we paid MidCap Financial Trust, as administrative agent, and our other lenders an aggregate of $26.2 million in satisfaction of our obligations under our prior credit facility, which we refer to as the MidCap Credit Facility.

Collaborations

In the second quarter of 2023, we received a $1 million milestone payment from our collaboration partner AffaMed Therapeutics Limited, or AffaMed, upon the approval of AffaMed’s clinical trial application to initiate a Phase 3 registrational study in China to investigate the efficacy and safety of DEXTENZA in subjects following ophthalmic surgery by China’s National Medical Products Administration. In the second quarter of 2022, we received a $2 million clinical support payment in connection with dosing the first subject in a Phase 2 clinical trial evaluating PAXTRAVA for the treatment of OAG or OHT.

Components of our Financial Performance

Revenue

We recognize product revenue when we sell DEXTENZA in the United States to a network of specialty distributors on a direct basis, who then resell the product to ASCs and hospital out-patient departments, or HOPDs, and physicians’ offices, and when we sell DEXTENZA on a direct basis to a small number of ASCs. We refer to these resales from the specialty distributors to the ASCs and HOPDs as in-market unit sales. We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions.

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

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials and regulatory fees. We do not allocate employee and contractor-related costs, costs associated with our proprietary bioresorbable hydrogel-based formulation technology ELUTYX, costs related to manufacturing or purchasing clinical trial materials, and facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. We use internal resources in combination with third-party CROs, including clinical monitors and clinical research associates, to manage our clinical trials, monitor subject enrollment and perform data analysis for many of our clinical trials. These employees work across multiple development programs and, therefore, we do not track their costs by program.

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

Other Income (Expense)

Interest Expense. Interest expense is incurred on our debt. For the year ended December 31, 2023, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal since August 2, 2023), the Convertible Notes ($37.5 million outstanding principal) and the notes payable under the MidCap Credit Facility ($25.0 million outstanding principal through August 2, 2023, no outstanding principal thereafter).

Change in Fair Value of Derivative Liabilities. In August 2023, in connection with entering into the Barings Credit Agreement, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. In 2019, in connection with the issuance of our Convertible Notes, we identified an embedded derivative liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. The changes in fair value of these derivative liabilities are recorded through the consolidated statement of operations and comprehensive loss and are presented under the caption change in fair value of derivative liabilities.

Gains and Losses from Debt Extinguishment. In August 2023, we amended the Convertible Notes and accounted for the amendment as an extinguishment of debt in accordance with the guidance in Accounting Standards Codification Topic 470-50 Debt. Application of this accounting standard resulted in a gain on extinguishment. In August 2023, we also extinguished our obligations under the MidCap Credit Facility, resulting in a loss on extinguishment.

Results of Operations

Comparison of the Years Ended December 31, 2023 and December 31, 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,		Increase
	2023	2022	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$57,870	$50,457	$7,413
Collaboration revenue	573	1,037	(464)
Total revenue, net	58,443	51,494	6,949
Costs and operating expenses:
Cost of product revenue	5,281	4,540	741
Research and development	61,055	53,462	7,593
Selling and marketing	40,549	39,922	627
General and administrative	33,940	32,224	1,716
Total costs and operating expenses	140,825	130,148	10,677
Loss from operations	(82,382)	(78,654)	(3,728)
Other income (expense):
Interest income	3,983	798	3,185
Interest expense	(11,338)	(7,022)	(4,316)
Change in fair value of derivative liabilities	(5,188)	13,841	(19,029)
Gains and losses on extinguishment of debt, net	14,190	—	14,190
Other expense, net	(1)	(1)	—
Total other income, net	1,646	7,616	(5,970)
Net loss	$(80,736)	$(71,038)	$(9,698)

Product Revenue, net

Our product revenue, net was $57.9 million and $50.5 million for the years ended December 31, 2023 and 2022, respectively, reflecting an increase of $7.4 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total gross-to-net provisions for the years ended December 31, 2023 and 2022 were 30.1% and 24.9%, respectively, of gross DEXTENZA product sales.

Collaboration Revenue

We recognized $0.6 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of PAXTRAVA during the year ended December 31, 2023 compared to $1.0 million in the year ended December 31, 2022. We recognize collaboration revenue based on a cost-to-cost method.

Research and Development Expenses

	Year Ended
	December 31,		Increase
	2023	2022	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for wet AMD	8,750	5,296	3,454
PAXTRAVA for glaucoma or ocular hypertension	3,600	2,835	765
AXPAXLI for diabetic retinopathy	$2,868	$659	$2,209
DEXTENZA for post-surgical ocular inflammation and pain	2,224	1,649	575
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	837	328	509
OTX-CSI for treatment of dry eye disease	161	453	(292)
DEXTENZA for ocular itching associated with allergic conjunctivitis	—	21	(21)
Preclinical programs	1,501	1,947	(446)
Unallocated expenses:
Personnel costs	27,068	25,106	1,962
All other costs	14,046	15,168	(1,122)
Total research and development expenses	$61,055	$53,462	$7,593

Research and development expenses were $61.1 million and $53.5 million for the years ended December 31, 2023 and 2022, respectively, reflecting an increase of $7.6 million year-over-year.

Within research and development expenses, expenses for clinical programs increased $7.2 million, unallocated expenses increased $0.8 million, and expenses for preclinical programs decreased $0.4 million.

For the year ended December 31, 2023, we incurred $18.4 million in direct research and development expenses for our products and product candidates compared to $11.2 million for the year ended December 31, 2022. The increase of $7.2 million is related to timing and conduct of our various clinical trials for our product candidates, including the initiation of the SOL-1 trial and the HELIOS trial, and development activities related to our preclinical programs.

We expect that clinical trial expenses for our product candidates will increase for 2024 and beyond, as we progress with the SOL-1 trial, the HELIOS trial, and the ongoing Phase 2 clinical trial of PAXTRAVA for the treatment of primary OAG or OHT, and as we initiate the planned SOL-2 trial of AXPAXLI in the first quarter of 2025, and as we, subject to favorable topline data from the HELIOS trial and agreement with the FDA, intend to commence a pivotal Phase 3 clinical trial of AXPAXLI for NPDR as a next step of clinical development.

Selling and Marketing Expenses

	Year Ended
	December 31,		Increase
	2023	2022	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$27,434	$26,679	$755
Professional fees	8,287	9,077	(790)
Facility related and other	4,828	4,166	662
Total selling and marketing expenses	$40,549	$39,922	$627

Selling and marketing expenses were $40.5 million and $39.9 million for the years ended December 31, 2023 and 2022, respectively, reflecting an increase of $0.6 million year-over-year.

The increase was primarily due to an increase of $0.8 million in personnel costs, including stock-based compensation, as we expanded our field-based team to support the commercialization of DEXTENZA, and an increase in facility-related and other costs of $0.7 million, partially offset by a decrease in professional fees, including consulting, trade shows, and conferences, of $0.8 million.

We expect our selling and marketing expenses to continue to increase for the remainder of 2024 and beyond as we continue to support the commercialization of DEXTENZA.

General and Administrative Expenses

	Year Ended
	December 31,		Increase
	2023	2022	(Decrease)

	(in thousands)
Personnel related (including stock-based compensation)	$21,356	$18,227	$3,129
Professional fees	10,821	11,634	(813)
Facility related and other	1,763	2,363	(600)
Total general and administrative expenses	$33,940	$32,224	$1,716

General and administrative expenses were $33.9 million and $32.2 million for the years ended December 31, 2023 and 2022, respectively, reflecting an increase of $1.7 million year-over-year.

The increase was primarily due to an increase of $3.1 million in personnel related costs including stock-based compensation, which was partially offset by a decrease in professional fees of $0.8 million and a decrease of $0.6 million in facility related and other costs.

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

Other Income (Expense), Net

Interest Income. Interest income was $4.0 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively, reflecting an increase of $3.2 million year-over-year. The increase is primarily due to a higher average balance of cash and cash equivalents held by us, and higher interest rates.

Interest Expense. Interest expense was $11.3 million and $7.0 million for the years ended December 31, 2023 and 2022, respectively, reflecting an increase of $4.3 million year-over-year. The increase is primarily due to higher balances of debt outstanding as a result of us drawing $82.5 million of debt under the Barings Credit Facility in August 2023, partially offset by us paying off the MidCap Credit Facility of $25.0 million in August 2023.

Change in Fair Value of Derivative Liabilities. We recognized a loss from the change in fair values of our derivative liabilities of $5.2 million for the year ended December 31, 2023, compared to a gain of $13.8 million for the year ended December 31, 2022. The net loss for 2023 comprises of a loss of $4.5 million from the change in the fair value of the derivative liability related to a conversion option embedded in the Convertible Notes and $0.9 million related to royalty fees under the Barings Credit Agreement that we paid or accrued, partially offset by a gain of $0.2 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement. The net gain for 2022 results solely from the change in the fair value of the derivative liability related to the Conversion Option. We cannot predict how the fair value of the derivative liabilities will change in 2024 and beyond.

Gains and losses on extinguishment of debt, net. We recognized a gain from accounting for the modification of the Convertible Notes as an extinguishment of $14.9 million, partially offset by a loss from extinguishment of the MidCap Credit Facility of $0.7 million.

Comparison of the Years Ended December 31, 2022 and 2021

A discussion of changes in our results of operations during the year ended December 31, 2022 compared to the year ended December 31, 2021 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023, which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our preferred stock, public offerings and private placements of our common stock, borrowings under credit facilities, the private placements of our convertible notes, and sales of our products.

As of December 31, 2023, we had cash and cash equivalents of $195.8 million; outstanding notes payable with a principal amount of $82.5 million par value under the Barings Credit Facility, and outstanding Convertible Notes of $37.5 million par value plus total unpaid interest obligations related to the amounts outstanding under the Barings Credit Facility and the Convertible Notes of $11.7 million.

2023 Equity Financing

On December 18, 2023, we completed an underwritten public offering of 35,420,000 shares of our common stock at a public offering price of $3.25 per share, which includes 4,620,000 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares of common stock in the public offering at the public offering price, less underwriting discounts and commissions. The total gross proceeds of the public offering were approximately $115.1 million, before deducting underwriting discounts and commissions and other offering expenses payable by us, resulting in net proceeds of approximately $107.7 million.

In 2023, we sold 1,514,926 shares of our common stock under our Open Market Sale Agreement with Jefferies, resulting in gross proceeds to us of $9.9 million, and net proceeds, after accounting for issuance costs, of $9.5 million.

2023 Debt Financing

On August 2, 2023, or the Closing Date, we entered into the Barings Credit Agreement, with Barings, as administrative agent, and the lenders party thereto, providing for the Barings Credit Facility, in the aggregate principal amount of $82.5 million, or the Total Credit Facility Amount. We borrowed the full amount of $82.5 million at closing and received proceeds of $77.3 million, after the application of an original issue discount and fees. Indebtedness under the Barings Credit Facility matures on the earlier to occur of (i) the six-year anniversary of the Closing Date and (ii) the date that is 91 days prior to the maturity date for our Convertible Notes.

Indebtedness under the Barings Credit Facility incurs interest at a Secured Overnight Financing Rate, or SOFR, based rate, subject to a minimum 1.50% floor, plus 6.75%. We are obligated to make interest payments on our indebtedness under the Barings Credit Facility on a monthly basis, commencing on the Closing Date; to pay annual administration fees; and to pay, on the maturity date, any principal and accrued interest that remains outstanding as of such date. In addition, we are obligated to pay a fee, which we refer to as the Royalty Fee, in an amount equal to the Total Credit Facility Amount, which amount shall be reduced by the total amount of interest and principal prepayment fees paid under the Barings Credit Agreement. We are required to pay the Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Royalty Fee is paid in full. The Royalty Fee is due and payable upon a change of control of the company. In the event we complete a change of control transaction or sell all or substantially all of our assets on or prior to the twelve-month anniversary of the Closing Date, the Royalty Fee is subject to a reduction to an amount that is equal to (i) 20% of the Total Credit Facility Amount, in the event that a signed letter of intent evidencing such transaction was entered into by us on or prior to the date that is six months after the Closing Date and (ii) 30% of the Total Credit Facility Amount, in the event that a signed letter of intent evidencing such transaction was entered into by us after the date that is six months, but before the date that is twelve months, after the Closing Date. We may, at our option, prepay any or all of the Royalty Fee at any time without penalty. In connection with the Barings Credit Agreement, we have granted the lenders a first-priority security interest in all of our assets, including our intellectual property, subject to certain agreed-upon exceptions. The Barings Credit Agreement includes negative covenants restricting us from making payments to the holders of the Convertible Notes except in connection with a proposed conversion to equity and with respect to certain permitted expenses and requiring us to maintain a minimum liquidity amount of $20.0 million. The Barings Credit Agreement also includes customary affirmative and negative covenants.

In March 2019, we issued the Convertible Notes pursuant to a note purchase agreement, or the Purchase Agreement, with Cap 1 LLC, an affiliate of Summer Road LLC. Concurrently with entering into the Barings Credit Agreement, on August 2, 2023, we and the holders of the Convertible Notes extended the maturity of the Convertible Notes, which would otherwise have matured on March 1, 2026, to a date 91 days following the maturity of the indebtedness under the Barings Credit Facility. The Convertible Notes, as amended, accrue interest at an annual rate of 6% of its outstanding principal amount, payable at maturity, unless earlier converted, repurchased or redeemed. The holders of the Convertible Notes may convert all or part of the outstanding principal amount of their Convertible Notes into shares of our common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock. The conversion rate is initially 153.8462 shares of our common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price is $6.50 per share. The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to our capitalization. At our election, we may choose to make such conversion payment in cash, in shares of common stock, or in a combination thereof. Upon any conversion of any Convertible Note, we are obligated to make a cash payment to the holder of such Convertible Note for any interest accrued but unpaid on the principal amount converted. Upon the occurrence of a Corporate Transaction (as defined in the Convertible Notes), the holder of a Convertible Note is entitled, at such holder’s option, to convert all of the outstanding principal amount of the Convertible Note in accordance with the foregoing and receive an additional, “make-whole” cash payment in accordance with a table set forth in each Convertible Note. Upon the occurrence of a Corporate Transaction, each holder of a Convertible Note has the option to require us to repurchase all or part of the outstanding principal amount of such Convertible Note at a repurchase price equal to 100% of the outstanding principal amount of the Convertible Note to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. If the last reported sale price of the common stock has been at least 130% of the conversion rate then in effect for twenty of the preceding thirty trading days (including the last trading day of such period), we are entitled, at our option, to redeem all or part of the outstanding principal amount of the Convertible Notes, on a pro rata basis, at an optional redemption price equal to 100% of the outstanding principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the optional redemption date. The Purchase Agreement contains customary representations and warranties by us and the noteholder. The Purchase Agreement does not include any financial covenants. Our obligations under the Purchase Agreement and the Convertible Notes are subject to acceleration upon the occurrence of specified events of default, including a default or breach of certain contracts material to us and the delisting and deregistration of our common stock.

In connection with entering the Barings Credit Facility, in August 2023, we paid MidCap Financial Trust, as administrative agent, and our other lenders an aggregate of $26.2 million in satisfaction of our obligations under the MidCap Credit Facility.

2024 Private Placement

In February 2024, we sold 32,413,560 shares of our common stock at $7.52 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 10,805,957 shares of our common stock at a price of $7.519 per pre-funded warrant for aggregate gross proceeds of approximately $325.0 million, before deducting placement agent fees and other offering expenses, under the 2024 Private Placement. Each pre-funded warrant has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until exercised in full.

Funding Requirements

We have a history of incurring significant operating losses. Our net losses were $80.7 million, $71.0 million, and $6.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $697.6 million.

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development and increase our sales and marketing resources to support the commercialization of DEXTENZA and the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue our ongoing clinical trials, including the SOL-1 trial of AXPAXLI for the treatment of wet AMD; our Phase 1 clinical trials of AXPAXLI for the treatment of wet AMD; the HELIOS trial of AXPAXLI for the treatment of NPDR; our Phase 2 clinical trial of PAXTRAVA for the treatment of OAG or OHT; our Phase 2 clinical trial of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;
●	continue to monitor subjects according to the applicable clinical trial protocols in our clinical trials that have been completed, including our clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery;
●	determine to initiate new clinical trials to evaluate our product candidates, including our planned SOL-2 trial of AXPAXLI for the treatment of wet AMD; our planned pivotal clinical trials of AXPAXLI for the treatment of NPDR; and, subject to our evaluation of strategic alternatives, possible pivotal clinical trials of PAXTRAVA for the reduction of IOP in patients with primary OAG or OHT;
●	continue to commercialize DEXTENZA in the United States;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any other products or product candidates we intend to commercialize;
●	conduct or support research and development activities on, and seek regulatory approvals for, DEXTENZA and PAXTRAVA in specified Asian markets pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;
●	continue the research and development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings, if any;
●	make investments to improve our defenses against cybersecurity and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

The amount and timing of these expenses determines our future capital requirements.

Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of December 31, 2023, plus the cash received from the 2024 Private Placement of our common stock in February 2024 of $325.0 million before deducting placement agent fees and other offering expenses, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements at least into 2028. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future, including cost increases due to inflation;
●	the progress, costs and outcome of our ongoing and planned clinical trials of our product candidates, in particular AXPAXLI for the treatment of wet AMD and NPDR, and, subject to our evaluation of strategic alternatives, PAXTRAVA for the treatment of OAG or OHT;
●	the scope, progress, costs and outcome of preclinical development and clinical trials of our other product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments and royalty payments.  To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our securityholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing securityholders’ rights as holders or beneficial owners of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under the Barings Credit Facility pursuant to which we have a total borrowing capacity of $82.5 million, which has been fully drawn down, may limit our ability to obtain additional debt or other financing. If we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, products or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,

	2023	2022	2021

	(in thousands)
Cash used in operating activities	$(70,234)	$(59,603)	$(65,550)
Cash used in investing activities	(6,087)	(3,715)	(1,194)
Cash provided by financing activities	169,828	1,454	2,851
Net increase (decrease) in cash and cash equivalents	$93,507	$(61,864)	$(63,893)

Operating activities.

Net cash used in operating activities was $70.2 million for the year ended December 31, 2023, primarily resulting from our net loss of $80.7 million, adjusted for net gains on extinguishment of debt of $14.2 million, partially offset by changes in the fair value of our derivative liabilities of $5.2 million and $19.5 million of other non-cash items and changes in operating assets and liabilities. Our net loss was primarily attributed to research and development activities, selling and marketing costs and our general and administrative expenses partially offset by $58.4 million of revenue and other income of $1.6 million. Our other non-cash items during the year ended December 31, 2023 consisted primarily of $17.8 million of stock-based compensation expense, $6.1 million in non-cash interest expense, and $3.0 million in depreciation and amortization expense, partially offset by $7.4 million unfavorable changes in our operating assets and liabilities. Net cash used by unfavorable changes in our operating assets and liabilities during the year ended December 31, 2023 consisted primarily of net increases of prepaid expenses and other current assets of $5.0 million, net increases in accounts receivable of $4.9 million, partially offset by increases of accounts payable, excluding accounts payable related to additions to property and equipment, of $1.8 million, and increases in accrued expenses and other current liabilities, excluding accrued non-cash interest, of $0.8 million.

Net cash used in operating activities was $59.6 million for the year ended December 31, 2022, primarily resulting from our net loss of $71.0 million, adjusted for changes in the fair value of our derivative liabilities of $13.8 million, partially offset by $25.2 million of other non-cash items and changes in operating assets and liabilities. Our net loss was primarily attributed to research and development activities, selling and marketing costs and our general and administrative expenses partially offset by $51.5 million of revenue and $7.6 million of other income. Our other non-cash items during the year ended December 31, 2022 consisted primarily of $17.0 million of stock-based compensation expense, $4.9 million in non-cash interest expense, $2.1 million in depreciation and amortization expense, and $1.3 million net cash generated by favorable changes in our operating assets and liabilities. Net cash generated by changes in our operating assets and liabilities during the year ended December 31, 2022 consisted primarily of an increase of $1.6 million in accrued expenses, an increase in deferred revenue of $1.0 million and a decrease of prepaid expenses of $0.7 million partially offset by increase in inventory of $0.7 million, decrease in accounts payable of $0.6 million and an increase of accounts receivable of $0.2 million.

Net cash used in operating activities was $65.6 million for the year ended December 31, 2021, primarily resulting from our net loss of $6.6 million, adjusted for changes in the fair value of our derivative liabilities of $78.1 million, partially offset by $19.1 million of other non-cash items and changes in operating assets and liabilities. Our net loss was primarily attributed to research and development activities, selling and marketing costs and our general and administrative expenses partially offset by $71.5 million of other income and $43.5 million of revenue. Our other non-cash items during the year ended December 31, 2021 consisted primarily of $15.0 million of stock-based compensation expense, $4.6 million in non-cash interest expense, and $2.4 million in depreciation and amortization expense, partially offset by $2.9 million unfavorable changes in our operating assets and liabilities. Net cash used by unfavorable changes in our operating assets and liabilities during the year ended December 31, 2021 consisted primarily of an increase of $8.9 million in accounts receivable, partially offset by increases in accrued expenses and other current liabilities, excluding accrued non-cash interest, of $3.7 million, increases of accounts payable, excluding accounts payable related to additions to property and equipment, of $1.8 million, and increases of deferred revenue of $1.0 million.

Investing activities. Net cash used in investing activities was $6.1 million for the year ended December 31, 2023, consisting of cash used to purchase property and equipment and leasehold improvements. Net cash used in investing activities was $3.7 million for the year ended December 31, 2022, consisting of cash used to purchase property and equipment. Net cash used in investing activities was $1.2 million for the year ended December 31, 2021, consisting of cash used to purchase property and equipment.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2023 was $169.8 million and consisted of proceeds from the issuance of common stock in public offerings of $117.3 million, drawings under the Barings Credit Facility of $77.3 million, net of issuance costs, proceeds from the issuance of common stock pursuant to our employee stock purchase plan of $0.9 million and proceeds from the exercise of stock options of $0.6 million, partially offset by repayment of the MidCap Credit Facility of $26.1 million.

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

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$10,713	$2,504	7,493	716	—
Barings Credit Agreement	82,474	—	—	—	82,474
Convertible Notes	61,535	—	—	—	61,535
Total	$154,722	$2,504	$7,493	$716	$144,009

The table above includes our enforceable and legally binding obligations and future commitments at December 31, 2023, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at December 31, 2023. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

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

The commitments under the Barings Credit Agreement represent repayment of principal only. Future payments of interest under the Barings Credit Agreement depends on the level of SOFR, and future payments of royalty fees depend on our future revenue from DEXTENZA, both of which cannot be estimated at this time.

The commitments under the Convertible Notes represent repayment of principal and payment of previously accrued interest at maturity in November 2029.

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

Revenue Recognition

We recognize product revenue from the sales of DEXTENZA product.

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

Derivative Liabilities

The Convertible Notes allow the holders to convert all or part of the outstanding principal of their Convertible Notes into shares our common stock provided that no conversion results in a holder beneficially owning more than 19.99% of our issued and outstanding common stock. The entire embedded conversion option is required to be separated from the Convertible Notes and accounted for as a freestanding derivative instrument subject to derivative accounting. Therefore, the entire conversion option is bifurcated from the underlying debt instrument and accounted for and valued separately from the host instrument. The main input when determining the fair value of the Convertible Notes is the bond yield that pertains to the host instrument without the conversion option. The significant assumption used in determining the bond yield is the market yield movements of a comparable instrument issued as of the valuation date, which is assessed and updated each period. We measure the value of the embedded conversion option at its estimated fair value and recognize changes in the estimated fair value in other income (expense), net in the consolidated statements of operations and comprehensive loss during the period of change. The embedded conversion is recognized as a derivative liability in our consolidated balance sheet.

The Barings Credit Agreement contains an embedded obligation to pay the Royalty Fee, or the Royalty Fee Obligation, that meets the criteria to be bifurcated and accounted for separately from the Barings Credit Facility, or the Royalty Fee Derivative Liability. Royalty payments are estimated using a Monte Carlo simulation. The main inputs when determining the fair value of the Royalty Fee Derivative Liability are the amount and timing of our expected future revenue, the estimated volatility of these revenues, and the discount rate corresponding to the risk of revenue. We measure the value of the Royalty Fee Derivative Liability at its estimated fair value and recognize changes in the estimated fair value in other income (expense), net in the consolidated statements of operations and comprehensive loss during the period of change. The Royalty Fee Derivative Liability is recognized as a derivative liability in our consolidated balance sheet.

Recently Issued Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 – Summary of Significant Accounting Policies to the current period’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2023, we had cash and cash equivalents of $195.8 million, which includes cash in operating bank accounts, and investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

As of December 31, 2023, we had a secured term loan facility with a principal amount of $82.5 million under a credit and security agreement with Barings Finance LLC and the lenders party thereto, or the Barings Credit Agreement. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of December 31, 2023, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

We account for the obligation to pay royalty fees embedded in the Barings Credit Agreement as a separate financial instrument, measured at fair value, using a Monte Carlo simulation, which we refer to as the Royalty Fee

Derivative Liability. As of December 31, 2023, the Royalty Fee Derivative Liability was valued at $12.4 million. As of December 31, 2023, a 10% increase or decrease of the interest rate used in the valuation model would not have a material effect on the fair value of the Royalty Fee Derivative Liability. Changes of the fair value of the Royalty Fee Derivative Liability have no impact on anticipated cash outflows.

We account for the conversion option embedded in our unsecured senior subordinated convertible notes, or the Convertible Notes, as a separate financial instrument, measured at fair value, using a binomial lattice model, which we refer to as the Conversion Option Derivative Liability. As of December 31, 2023, the Conversion Option Derivative Liability was valued at $17.6 million. As of December 31, 2023, a 10% increase or decrease of the main inputs to the valuation model would not have a material effect on the fair value of the Conversion Option Derivative Liability. Changes of the fair value of the Conversion Option Derivative Liability have no impact on anticipated cash outflows.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Delinquent Section 16(a) Reports

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders, if applicable, and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Merilee Raines qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the Nasdaq Global Market.

Item 11.	Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-36554	8/9/2021	3.1

3.2	Amended and Restated By-laws of the Registrant	8-K	001-36554	7/30/2014	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-196932	7/11/2014	4.1

4.2	Registration Rights Agreement, dated as of March 1, 2019, by and among the Registrant and the Purchasers identified therein	10-K	001-36554	3/7/2019	4.2

4.3	Registration Rights Agreement, dated as of February 21, 2024, by and among the Registrant and the other parties thereto	8-K	001-36554	2/22/2024	10.2

4.4	Form of Pre-Funded Warrant	8-K	001-36554	2/22/2024	4.1

4.5	Description of Securities Registered under Section 12 of the Exchange Act	10-K	001-36554	2/28/2022	4.3

10.1+	2006 Stock Incentive Plan, as amended	S-1	333-196932	6/20/2014	10.1

10.2+	Form of Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.2

10.3+	Form of Restricted Stock Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.3

10.4+	2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.4

10.5+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.5

10.6+	Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.6

10.7+	Form of Restricted Stock Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.7

10.8+	2019 Inducement Stock Incentive Plan	10-Q	001-36554	11/12/2019	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.9+	Amendment to 2019 Inducement Stock Incentive Plan	10-K	001-36554	3/11/2021	10.9

10.10+	Amendment No. 2 to 2019 Inducement Stock Incentive Plan	8-K	001-36554	2/22/2024	10.5

10.11+	Form of Non-statutory Stock Option Agreement under 2019 Inducement Stock Incentive Plan	10-Q	001-36554	11/12/2019	10.2

10.12+	Form of Restricted Stock Unit Agreement under 2019 Inducement Stock Incentive Plan					X

10.13†	Amended and Restated License Agreement, dated January 27, 2012, between the Registrant and Incept LLC	S-1	333-196932	6/20/2014	10.8

10.14	Lease Agreement dated September 2, 2009, by and between the Registrant and RAR2-Crosby Corporate Center QRS, Inc., as amended.	S-1	333-196932	6/20/2014	10.9

10.15+	2014 Employee Stock Purchase Plan	S-1/A	333-196932	7/11/2014	10.10

10.16+	Amendment No. 1 to Employee Stock Purchase Plan, effective October 4, 2023	10-Q	001-36554	11/7/2023	10.3

10.17	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-196932	6/20/2014	10.12

10.18	Lease Agreement dated June 17, 2016 between the WS NF 15 Crosby Drive, LLC and the Registrant	10-Q	001-36554	8/9/2016	10.1

10.19	Open Market Sale Agreement, dated as of August 9, 2021, by and between the Registrant and Jefferies LLC	8-K	001-36554	8/9/2021	1.1

10.20+	Employment Agreement, by and between the Registrant and Philip Strassburger, dated August 28, 2020	10-K	001-36554	3/11/2021	10.19

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.21+	Employment Agreement, by and between the Registrant and Antony C. Mattessich, dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.2

10.22+	Amendment to Employment Agreement by and between the Registrant and Antony C. Mattessich, dated as of February 21, 2024	8-K	001-36554	2/22/2024	10.4

10.23+	Non-Statutory Stock Option Agreement, by and between the Registrant and Antony C. Mattessich dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.3

10.24+	Employment Agreement, by and between the Registrant and Donald Notman, dated as of September 25, 2017	8-K	001-36554	9/25/2017	10.1

10.25	Second Amendment to Lease, by and between the Registrant and CCC Investors LLC, dated October 10, 2017	8-K	001-36554	10/16/2017	10.1

10.26	Third Amendment to Lease, by and between the Registrant and Cobalt PropCo 2020 LLC, dated June 30, 2023	8-K	001-36554	7/7/2023	10.1

10.27†	Second Amended and Restated License Agreement, dated September 13, 2018, by and between the Registrant and Incept LLC	8-K	001-36554	9/19/2018	10.1

10.28	Note Purchase Agreement (including Form of Senior Subordinated Convertible Notes), dated as of February 21, 2019, by and among the Registrant and the Purchasers listed therein	8-K	001-36554	2/22/2019	10.1

10.29	Amendment No. 1 to Senior Subordinated Convertible Note, dated as of August 2, 2023, between the Registrant and the holders thereof	10-Q	001-36554	11/7/2023	10.2

10.30	Securities Purchase Agreement, dated February 21, 2024, by and among the Registrant and the other parties thereto	8-K	001-36554	2/22/2024	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.31	Sublease, dated as of April 4, 2019, by and among Ocular Therapeutix, Inc. and Holcim (US) Inc.	10-Q	001-36554	5/10/2019	10.4

10.32*	License Agreement, by and between the Registrant and AffaMed Therapeutics Limited, dated as of October 29, 2020	10-Q	001-36554	11/5/2020	10.1

10.33*	Supplement to License Agreement, by and between the Registrant and AffaMed Therapeutics Limited, dated as of January 18, 2021	10-K	001-36554	3/11/2021	10.36

10.34	Credit and Security Agreement, dated August 2, 2023, by and among Barings Finance LLC, as administrative agent, the Registrant, and the Lenders listed therein	10-Q	001-36554	11/7/2023	10.1

10.35+	2021 Stock Incentive Plan, as amended	10-Q	001-36554	8/7/2023	10.2

10.36+	Form of Option Grant Agreement under 2021 Stock Incentive Plan	10-K	001-36554	2/28/2022	10.39

10.37+	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan					X

10.38	Amendment No. 1 to License Agreement, by and between the Registrant and AffaMed Therapeutics (HK) Limited, dated as of October 28, 2021	10-K	001-36554	2/28/2022	10.41

10.39+	Employment Agreement, by and between the Registrant and Rabia Ozden-Gurses, dated as of September 28, 2022	10-K	001-36554	3/6/2023	10.44

10.40+	Employment Agreement, by and between the Registrant and Christopher White, dated as of October 13, 2022	10-K	001-36554	3/6/2023	10.45

10.41+	Employment Agreement, by and between the Registrant and Dr. Pravin U. Dugel, dated as of February 21, 2024	8-K	001-36554	2/22/2024	10.3

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.42+	Employment Agreement, by and between the Registrant and Dr. Sanjay Nayak, dated as of February 21, 2024					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Ocular Therapeutix, Inc. Compensation Recovery Policy					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101					X
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2024

OCULAR THERAPEUTIX, INC.

By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antony Mattessich	President, Chief Executive Officer and Director
Antony Mattessich	(Principal Executive Officer)	March 11, 2024

/s/ Donald Notman	Chief Financial Officer	March 11, 2024
Donald Notman	(Principal Financial and Accounting Officer)

/s/ Pravin Dugel, M.D.	Executive Chairman of the Board of Directors	March 11, 2024
Pravin Dugel, M.D.

/s/ Adrienne Graves, Ph.D.	Director	March 11, 2024
Adrienne Graves, Ph.D.

/s/ Seung Suh Hong, Ph.D.	Director	March 11, 2024
Seung Suh Hong, Ph.D.

/s/ Richard L. Lindstrom, M.D.	Director	March 11, 2024
Richard L. Lindstrom, M.D.

/s/ Merilee Raines	Director	March 11, 2024
Merilee Raines

/s/ Charles Warden	Director	March 11, 2024
Charles Warden

/s/ Leslie Williams	Director	March 11, 2024
Leslie Williams

OCULAR THERAPEUTIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ocular Therapeutix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocular Therapeutix, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of the Convertible Notes Derivative Liability

As described in Notes 2, 10, and 11 to the consolidated financial statements, the Company’s Convertible Notes Derivative Liability balance was $17.6 million as of December 31, 2023 and the change in fair value recorded in other income (expense), net was $(4.5) million for the year ended December 31, 2023. The Conversion Option Derivative Liability was recorded at fair value upon the issuance of the Convertible Notes and is subsequently remeasured to fair value at each reporting period. The Conversion Option Derivative Liability was initially valued and remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Conversion Option Derivative Liability. The fair value of the Convertible Notes with and without the conversion option is estimated using a binomial lattice approach. The main inputs to valuing the Convertible Notes with the conversion option as of December 31, 2023 include the Company’s stock price on the valuation date, the expected annual volatility of the Company’s stock and the bond yield. The significant assumption used in determining the bond yield is the market yield movements of a comparable instrument issued as of the valuation date, which is assessed and updated each period.

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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

March 11, 2024

We have served as the Company’s auditor since 2008.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$195,807	$102,300
Accounts receivable, net	26,179	21,325
Inventory	2,305	1,974
Restricted cash	150	—
Prepaid expenses and other current assets	7,794	4,028
Total current assets	232,235	129,627
Property and equipment, net	11,739	9,856
Restricted cash	1,614	1,764
Operating lease assets	6,472	8,042
Total assets	$252,060	$149,289
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,389	$5,123
Accrued expenses and other current liabilities	28,666	24,097
Deferred revenue	255	576
Operating lease liabilities	1,586	1,599
Total current liabilities	34,896	31,395
Other liabilities:
Operating lease liabilities, net of current portion	6,878	8,678
Derivative liabilities	29,987	6,351
Deferred revenue, net of current portion	14,135	13,387
Notes payable, net	65,787	25,257
Other non-current liabilities	108	93
Convertible Notes, net	9,138	28,749
Total liabilities	160,929	113,910
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized and 114,963,193 and 77,201,819 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	12	8
Additional paid-in capital	788,697	652,213
Accumulated deficit	(697,578)	(616,842)
Total stockholders’ equity	91,131	35,379
Total liabilities and stockholders’ equity	$252,060	$149,289

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,

	2023	2022	2021
Revenue:
Product revenue, net	$57,870	$50,457	$43,522
Collaboration revenue	573	1,037	—
Total revenue, net	58,443	51,494	43,522
Costs and operating expenses:
Cost of product revenue	5,281	4,540	4,406
Research and development	61,055	53,462	50,083
Selling and marketing	40,549	39,922	35,190
General and administrative	33,940	32,224	31,880
Total costs and operating expenses	140,825	130,148	121,559
Loss from operations	(82,382)	(78,654)	(78,037)
Other income (expense):
Interest income	3,983	798	33
Interest expense	(11,338)	(7,022)	(6,671)
Change in fair value of derivative liabilities	(5,188)	13,841	78,121
Gains and losses on extinguishment of debt, net	14,190	—	—
Other income (expense), net	(1)	(1)	1
Total other income, net	1,646	7,616	71,484
Net loss	$(80,736)	$(71,038)	$(6,553)
Net loss per share, basic	$(1.01)	$(0.92)	$(0.09)
Weighted average common shares outstanding, basic	79,827,362	76,875,035	76,392,870
Net loss per share, diluted	$(1.02)	$(0.97)	$(0.98)
Weighted average common shares outstanding, diluted	85,596,594	82,644,267	82,162,102

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balances at December 31, 2020	75,996,732	8	615,338	(539,251)	76,095
Issuance of common stock upon exercise of stock options	598,923	—	2,586	—	2,586
Issuance of common stock in connection with employee stock purchase plan	124,548	—	985	—	985
Issuance of common stock upon cashless exercise of warrant	11,737	—	—	—	—
Common stock issuance costs	—	—	(91)	—	(91)
Stock-based compensation expense	—	—	14,977	—	14,977
Net loss	—	—	—	(6,553)	(6,553)
Balances at December 31, 2021	76,731,940	8	633,795	(545,804)	87,999
Issuance of common stock upon exercise of stock options	137,502	—	514	—	514
Issuance of common stock in connection with employee stock purchase plan	332,377	—	940	—	940
Stock-based compensation expense	—	—	16,964	—	16,964
Net loss	—	—	—	(71,038)	(71,038)
Balances at December 31, 2022	77,201,819	8	652,213	(616,842)	35,379
Issuance of common stock upon exercise of stock options	141,952	—	551	—	551
Issuance of common stock in connection with employee stock purchase plan	290,691	—	851	—	851
Issuance of common stock upon public offering, net of issuance costs	36,934,926	4	117,257	—	117,261
Issuance of common stock upon vesting of restricted stock units	393,805	—	—	—	—
Stock-based compensation expense	—	—	17,825	—	17,825
Net Loss	—	—	—	(80,736)	(80,736)
Balances at December 31, 2023	114,963,193	$12	$788,697	$(697,578)	$91,131

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2023	2022	2021
Cash flows from operating activities:
Net loss	$(80,736)	$(71,038)	$(6,553)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	17,825	16,964	14,977
Non-cash interest expense	6,106	4,853	4,628
Change in fair value of derivative liabilities	5,188	(13,841)	(78,121)
Depreciation and amortization expense	2,983	2,109	2,421
Gains and losses on extinguishment of debt, net	(14,190)	—	—
Gain (loss) on disposal of property and equipment	1	1	(1)
Changes in operating assets and liabilities:
Accounts receivable	(4,854)	(190)	(8,883)
Prepaid expenses and other current assets	(3,766)	723	(101)
Inventory	(331)	(724)	(49)
Accounts payable	583	(621)	1,796
Operating lease assets	1,570	(3,175)	977
Accrued expenses	773	1,644	3,717
Deferred revenue	427	963	1,000
Operating lease liabilities	(1,813)	2,729	(1,358)
Net cash used in operating activities	(70,234)	(59,603)	(65,550)
Cash flows from investing activities:
Purchases of property and equipment	(6,087)	(3,715)	(1,194)
Net cash used in investing activities	(6,087)	(3,715)	(1,194)
Cash flows from financing activities:
Proceeds from issuance of short-term bridge loan	2,000	—	—
Proceeds from issuance of Barings notes payable	82,474	—	—
Proceeds from issuance of notes payable, net	—	—	3,722
Proceeds from exercise of stock options	551	514	2,586
Proceeds from issuance of common stock pursuant to employee stock purchase plan	851	940	985
Payments of debt financing costs	(5,184)	—	—
Proceeds from issuance of common stock upon public offering, net of issuance costs	117,261	—	—
Issuance costs from the issuance of common stock upon public offering in prior period	—	—	(275)
Repayment of MidCap notes payable	(26,125)	—	—
Repayment of notes payable	—	—	(4,167)
Repayment of short-term bridge loan	(2,000)	—	—
Net cash provided by financing activities	169,828	1,454	2,851
Net increase (decrease) in cash, cash equivalents and restricted cash	93,507	(61,864)	(63,893)
Cash, cash equivalents and restricted cash at beginning of period	104,064	165,928	229,821
Cash, cash equivalents and restricted cash at end of period	$197,571	$104,064	$165,928
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,464	$2,147	$1,932
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$16	$1,384	$181

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company committed to enhancing people’s vision and quality of life through the development and commercialization of innovative therapies for diseases and conditions of the eye, with a specific focus on retinal disease. The Company’s program for retinal disease is led by AXPAXLI (axitinib intravitreal implant, also known as OTX-TKI), which is based on its ELUTYX proprietary bioresorbable hydrogel-based formulation technology.

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

The Company is currently commercializing DEXTENZA (dexamethasone insert) 0.4mg, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain and for the treatment of ocular itching associated with allergic conjunctivitis, in the United States. The Company’s most advanced product candidate, AXPAXLI, formerly referred to as OTX-TKI, is in Phase 3 clinical development; the Company’s other advanced product candidates are in either Phase 1 or Phase 2 clinical development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of December 31, 2023, the Company had an accumulated deficit of $697,578. Based on its current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses and capital expenditures, the Company believes that its existing cash and cash equivalents of $195,807 as of December 31, 2023, plus the cash received from a private placement of the Company’s common stock in February 2024 of $325,000 before deducting placement agent fees and other offering expenses, will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these consolidated financial statements while the Company observes a minimum liquidity covenant of $20,000 in its credit facility (Note 9). The future viability of the Company beyond that point is dependent on the Company’s ability to generate cash flows from the sale of DEXTENZA and raise additional capital to finance its operations. The Company will need to finance its operations through public or private securities offerings, debt financings, collaborations, strategic alliances, licensing agreements, royalty agreements, or marketing and distribution agreements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

Product Revenue

The Company sells DEXTENZA in the United States primarily to a limited number of specialty distributors (“SDs”) under individually negotiated distribution agreements. These customers then subsequently resell DEXTENZA to physicians, clinics and certain medical centers or hospitals. The Company also sells DEXTENZA directly to a small population of ambulatory surgery centers (“ASCs”) based on individually negotiated direct distribution agreements (the “Direct Customers”). In addition, the Company enters into arrangements with health care providers and payors that provide for government mandated or privately negotiated rebates and chargebacks with respect to the purchase of DEXTENZA.

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

Government Chargebacks— Chargebacks for fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and entities that are subject to the U.S. federal government 340B Drug Discount Program at prices lower than the list prices charged to SDs and Direct Customers. Chargeback amounts are generally determined at the time of resale to the qualified government healthcare provider by SDs and Direct Customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Allowance for chargebacks also consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit. These allowances are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivables, net.

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

The Company considers the existence of any significant financing component within its arrangements based on whether a substantive business purpose exists to support the payment structure other than to provide a significant benefit of financing. The Company measures the transaction price based on the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which the Company will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. With respect to arrangements that include payments for a development or regulatory milestone payment, the Company evaluates whether the associated event is considered likely of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the Company’s control or the control of the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be likely of achievement until the triggering event occurs. At the end of each reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, the Company recognizes revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.

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

The Company measures the value of embedded derivatives that are accounted for separately at their respective fair values and recognizes changes in the respective estimated fair values in other income (expense), net in the consolidated statements of operations and comprehensive loss during the period of change. Embedded derivatives that are accounted for separately are recognized as derivative liabilities in the Company’s consolidated balance sheet.

The Convertible Notes, as discussed in Note 9, allow the holders to convert all or part of the outstanding principal of their Convertible Notes into shares of the Company’s common stock provided that no conversion results in a holder beneficially owning more than 19.99% of the issued and outstanding common stock of the Company. The entire embedded conversion option is required to be separated from the Convertible Notes and accounted for as a freestanding derivative instrument subject to derivative accounting. The main input when determining the fair value of the Convertible Notes is the bond yield that pertains to the host instrument without the conversion option. The significant assumption used in determining the bond yield is the market yield movements of a comparable instrument issued as of the valuation date, which is assessed and updated each period. Therefore, the entire conversion option is bifurcated from the underlying debt instrument and accounted for and valued separately from the host instrument.

The Barings Credit Agreement, as discussed in Note 9, contains an embedded obligation to pay a royalty fee that meets the criteria to be bifurcated and accounted for separately from the Barings Credit Facility, as discussed in Note 9, subject to derivative accounting. The main inputs when determining the fair value of the derivative liability are the amount and timing of our expected future revenue, the estimated volatility of these revenues, and the discount rate corresponding to the risk of revenue.

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

The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received, estimates provided by vendors, and contracted costs. Judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023, 2022 and 2021, there were no items that gave rise to other comprehensive loss and therefore, there was no difference between net loss and comprehensive loss.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and adopted by the Company as of the specified effective date. The Company believes that recently issued accounting pronouncements that are not yet effective will not have a material impact on our consolidated financial statements and disclosures.

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

Royalties paid under this agreement related to product sales were $1,713, $1,466 and $1,333 for the years ended December 31, 2023, 2022 and 2021, respectively. Royalties have been charged to cost of product revenue.

AffaMed License Agreement (out-licensing)

On October 29, 2020, the Company entered into a license agreement (“License Agreement”) with AffaMed Therapeutic Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis (collectively, the “DEXTENZA Field”) and for the Company’s PAXTRAVA, formerly known as OTX-TIC, product candidate (collectively with DEXTENZA, the “AffaMed Licensed Products”) regarding open-angle glaucoma or ocular hypertension (collectively, the “TIC Field” and, with the DEXTENZA Field, each a “Field”), in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations (collectively, the “Territories”). The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

Under the License Agreement, the Company received a non-refundable upfront payment of $12,000 in December 2020, a $1,000 milestone in the fourth quarter of 2021, a $2,000 clinical support payment in the second quarter of 2022, and a $1,000 milestone payment in the second quarter of 2023. The Company is also eligible to receive up to an additional $87,000 in aggregate upon the achievement of certain regulatory, development and commercial milestones. The Company is also entitled to receive tiered, escalating royalties on the net sales of the AffaMed Licensed Products ranging from a low-teen to low-twenties percentage. Royalties under the License Agreement are payable on an AffaMed Licensed Product-by-AffaMed Licensed Product and jurisdiction-by-jurisdiction basis and are subject to potential reductions in specified circumstances, subject to a specified floor.

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

The License Agreement expires upon the expiration of the last royalty term for the last AffaMed Licensed Product in any applicable Field in the Territories. Either party may, subject to specified cure periods, terminate the License Agreement in the event of the other party’s uncured breach. Either party may also terminate the License Agreement under specified circumstances relating to the other party’s insolvency. AffaMed has the right to terminate the License

Agreement at any time after completion of a Phase 3 clinical trial for PAXTRAVA for any or no reason upon providing the Company three months’ notice. During an established period following its change of control or its entry into a global licensing agreement that includes the Territories with a third party, the Company has the option to terminate the License Agreement, subject to a specified notice period and the repayment of any costs and expenses incurred by AffaMed in connection with the License Agreement, including upfront and milestone payments AffaMed has previously paid to the Company, at a prespecified premium.

The Company concluded that AffaMed is a customer in this arrangement, and as such, the arrangement falls within the scope of the revenue recognition guidance in ASC 606.

At the inception of the License Agreement, the Company identified the following performance obligations in the agreement:

●	the license, regulatory filings and manufacturing of DEXTENZA (the “DEXTENZA Field performance obligation”);

●	the license, regulatory filings and manufacturing for the Company’s PAXTRAVA product candidate regarding open-angle glaucoma or ocular hypertension in the Territories (the “PAXTRAVA Field performance obligation”);

●	the conduct of a Phase 2 clinical trial of PAXTRAVA (the “Phase 2 Clinical Trial of PAXTRAVA performance obligation”); and

●	obligations to participate on various joint research, development and project committees, which the Company has concluded is not a material performance obligation.

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

As of December 31, 2023, the transaction price was determined to be $16,000. All potential regulatory, development and commercial milestone payments in the amount of $87,000 did not meet the recognition criteria under the most likely method, because their achievement was highly dependent on factors outside the control of the Company and therefore, were excluded from the transaction price as of December 31, 2023. Furthermore, under the expected value method the Company excluded the potential royalties from the transaction price.

We recognize revenue related to the amounts allocated to the DEXTENZA Field performance obligation and the PAXTRAVA Field performance obligation based on the point in time upon which control of supply is transferred to AffaMed for each delivery of the associated supply. The Company currently expects to recognize the revenue over a period of approximately seven to eight years commencing on the date the Company begins delivering product to AffaMed. This estimate of this period considers the timing of development and commercial activities under the License Agreement and may be reduced or increased based on the various activities as directed by the joint committees, decisions made by AffaMed, regulatory feedback or other factors not currently known.

The Company recognized $573, $1,037 and $0 of collaboration revenue related to the Phase 2 Clinical Trial of PAXTRAVA performance obligation for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the aggregate amount of the transaction price allocated to the partially unsatisfied Phase 2 Clinical Trial of PAXTRAVA performance obligation was $390. This amount is expected to be recognized as this performance obligation is satisfied through June 2025.

Deferred revenue activity for the year ended December 31, 2023 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2022	$13,963
Additions	1,000
Amounts recognized into revenue	(573)
Deferred revenue at December 31, 2023	$14,390

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

For the years ended December 31, 2023, 2022 and 2021, the Company had recorded $0, $0 and $768 related to work performed for preclinical development activities in connection with the revised work plan which the Company has recorded as a reduction of research and development expense as this research is not an output of the Company’s ordinary business activities. As of December 31, 2023 and 2022, the Company had not recorded any assets or liabilities with regard to the Regeneron Collaboration Agreement.

4. Cash Equivalents and Restricted Cash

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	December 31,	December 31,	December 31,
	2023	2022	2021
Cash and cash equivalents	$195,807	$102,300	$164,164
Restricted cash (current)	150	—	—
Restricted cash (non-current)	1,614	1,764	1,764
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$197,571	$104,064	$165,928

The Company held restricted cash as security deposits for its real estate leases.

5. Inventory

Inventory consisted of the following:

	December 31,	December 31,
	2023	2022
Raw materials	$302	$309
Work-in-process	1,012	899
Finished goods	991	766
	$2,305	$1,974

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2023	2022
Equipment	$15,515	$12,485
Leasehold improvements	14,699	9,074
Furniture and fixtures	1,268	1,268
Software	236	236
Construction in progress	281	4,071
	31,999	27,134
Less: Accumulated depreciation and amortization	(20,260)	(17,278)
	$11,739	$9,856

Depreciation and amortization expense was $2,983, $2,109 and $2,421 for the years ended December 31, 2023, 2022 and 2021, respectively.

7. Leases

The Company leases real estate, including laboratory, manufacturing and office space. The Company’s leases have remaining lease terms ranging from less than 1 year to approximately 4.5 years. All of the Company’s leases qualify as operating leases.

The lease for the Company’s 20,445 square feet of manufacturing space located at 36 Crosby Drive in Bedford, Massachusetts commenced on June 30, 2018. On October 18, 2022, the Company exercised its option to extend the lease agreement by an additional five-year term, resulting in a new expiration date of July 31, 2028. Under the terms of the existing lease, rent for the five-year extension period was based on the current fair market rent for comparable space in the building and in other similar buildings in the same rental market as of August 1, 2023, the commencement date of the additional five-year term. The Company estimated the prevailing market rental rates at the time when the Company exercised the renewal option and included these in the remeasurement of the operating lease asset and the lease liability. This resulted in an increase of the operating lease assets and operating lease liabilities of $4,284 as of the remeasurement date. As this is an estimate for variable payments that depend on an index or a rate, the Company has not remeasured the payments for the five-year renewal period as of the commencement date of the five-year extension term. On June 30, 2023, the Company and the landlord executed an amendment to this lease, formally extending the term of the lease through July 31, 2028. This lease does not include any additional renewal options.

The lease is for approximately 70,712 square feet of general office, research and development and manufacturing space located at 15 Crosby Drive in Bedford, Massachusetts. The lease term commenced on February 1, 2017 and will expire on July 31, 2027. The Company has the option to extend the lease for two additional periods of five years each by delivering written notice of the exercise not earlier than fifteen months nor later than 12 months before expiration of the original term.

The lease for 30,036 square feet of office space located at 24 Crosby Drive in Bedford, Massachusetts commenced on April 18, 2019 and terminates on March 31, 2024 and does not include any lease renewal options.

Recognized lease costs were as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Operating lease costs	$2,663	$2,369	$2,482
Variable lease costs	987	756	629
Total lease costs	$3,650	$3,125	$3,111

The minimum lease payments for the next five years and thereafter are expected to be as follows:

December 31,
Year Ending December 31,	2023
2024	2,504
2025	2,673
2026	2,709
2027	2,111
2028	716
Thereafter	—
Total lease payments	$10,713
Less: interest	2,249
Present value of operating lease liabilities	$8,464

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate used to determine the operating lease liability:

	December 31,	December 31,
	2023	2022
Weighted average remaining lease term in years	4.1	4.9
Weighted average discount rate	12.00%	13.41%

Supplemental disclosure of cash flow information related to the Company’s operating leases included in cash flows provided by operating activities in its consolidated statements of cash flows is as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$2,663	$2,549	$2,482

8. Expenses

The Company recognized $880, $1,166, and $1,925 of advertising expenses for the years ended December 31, 2023, 2022 and 2021, respectively.

Accrued expenses consisted of the following:

	December 31,	December 31,
	2023	2022
Accrued interest payable on Convertible Notes (Note 9)	10,886	8,756
Accrued payroll and related expenses	$8,156	$7,509
Accrued rebates and programs	5,117	3,560
Accrued research and development expenses	1,488	1,816
Accrued interest payable on Barings Credit Facility (Note 9)	803	—
Accrued professional fees	691	1,228
Accrued other	1,525	1,228
	$28,666	$24,097

9. Financial Liabilities

Barings Credit Agreement

On August 2, 2023 (the “Closing Date”), the Company entered into a credit and security agreement (the “Barings Credit Agreement”) with Barings Finance LLC (“Barings”), as administrative agent, and the lenders party thereto, providing for a secured term loan facility for the Company (the “Barings Credit Facility”) in the aggregate principal amount of $82,474 (the “Total Credit Facility Amount”). The Company borrowed the full amount of $82,474 at closing and received proceeds of $77,290, after the application of an original issue discount and fees. Indebtedness under the Barings Credit Facility matures on the earlier to occur of (i) the six-year anniversary of the Closing Date and (ii) the date that is 91 days prior to the maturity date for the Company’s Convertible Notes (as defined below). Indebtedness under the Barings Credit Facility incurs interest based on the Secured Overnight Financing Rate (“SOFR”), subject to a minimum 1.50% floor, plus 6.75%. The Company is obligated to make interest payments on its indebtedness under the Barings Credit Facility on a monthly basis, commencing on the Closing Date; to pay annual administration fees; and to pay, on the maturity date, any principal and accrued interest that remains outstanding as of such date. In addition, the Company is obligated to pay a fee in an amount equal to the Total Credit Facility Amount, which amount shall be reduced by the total amount of interest and principal prepayment fees paid under the Barings Credit Agreement (such fee, the “Barings Royalty Fee”). The Company is required to pay the Barings Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Barings Royalty Fee is paid in full. The Barings Royalty Fee is due and payable upon a change of control of the Company. In the event the Company completes a change of control transaction or a sale of all or substantially all of its assets on or prior to the twelve-month anniversary of the Closing Date, the Barings Royalty Fee is subject to a reduction to an amount that is equal to (i) 20% of the Total Credit Facility Amount, in the event that a signed letter of intent evidencing such transaction was entered into by the Company on or prior to the date that is six months after the Closing Date and (ii) 30% of the Total Credit Facility Amount, in the event that a signed letter of intent evidencing such transaction was entered into by the Company after the date that is six months, but before the date that is twelve months, after the Closing Date. The Company may, at its option, prepay any or all of the Barings Royalty Fee at any time without penalty. In connection with the Barings Credit Agreement, the Company granted the lenders thereto a first-priority security interest in all assets of the Company, including its intellectual property, subject to certain agreed-upon exceptions. The Barings Credit Agreement includes negative covenants restricting the Company from making payments to the holders of the Convertible Notes, except in connection with a proposed conversion to equity and with respect to certain permitted expenses and requiring the Company to maintain a minimum liquidity amount of $20,000. The Barings Credit Agreement also includes customary affirmative and negative covenants.

The Company determined that the embedded obligation to pay the Barings Royalty Fee (the “Barings Royalty Fee Obligation”) is required to be separated from the Barings Credit Facility and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of proceeds to the Barings Royalty Fee Obligation resulted in a discount on the Barings Credit Facility. The Company is amortizing the discount to interest expense over the term of the Barings Credit Facility using the effective interest method. Accrued or paid Barings Royalty Fees are included in the change in fair value of derivative liabilities on the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2023, Barings Royalty Fees were $901.

A summary of the Barings Credit Facility at December 31, 2023 is as follows:

December 31,
2023
Barings Credit Facility	$82,474
Less: unamortized discount	(16,687)
Total	$65,787

As of December 31, 2023, the full principal for the Barings Credit Facility of $82,474 was due for repayment in 2029.

Convertible Notes

On March 1, 2019, the Company issued $37,500 of convertible notes which accrue interest at an annual rate of 6% of their outstanding principal amount, which is payable, along with the principal amount at maturity, unless earlier converted, repurchased or redeemed (as amended the “Convertible Notes”).

Concurrently with entering into the Barings Credit Agreement, on August 2, 2023, the Company and the holders of the Convertible Notes extended the maturity of the Convertible Notes, which would otherwise have matured on March 1, 2026, to a date 91 days following the maturity of the indebtedness under the Barings Credit Facility, unless earlier converted, repurchased or redeemed (the “Amendment”). The Company accounted for the Amendment as an extinguishment of debt in accordance with the guidance in Accounting Standards Codification Topic 470-50 Debt (“ASC 470-50”) and derecognized all liabilities related to the Convertible Notes, including the outstanding principal less unamortized discount, a derivative liability, and accrued interest, with a total carrying value of $51,090 as of the date of the Amendment. The Company determined that, after the Amendment, the embedded conversion option continues to be required to be separated from the Convertible Notes and accounted for the embedded conversion option as a freestanding derivative instrument subject to derivative accounting (the “Conversion Option Derivative Liability”). The total fair value of the Convertible Notes on August 2, 2023 after the Amendment, including the conversion option, was $36,183. The Company recognized the Convertible Notes and the Conversion Option Derivative Liability after the Amendment at their fair values as of the date of the Amendment of $18,482 and $17,701, respectively. A portion of the fair value of the Convertible Notes as of the date of the Amendment of $9,943 is presented in accrued expenses and other current liabilities on the consolidated balance sheets because the Convertible Notes are currently convertible, and this amount represents interest that was accrued before the Amendment and that would be payable in cash upon conversion. The allocation of a portion of the total fair value of the Convertible Notes to the Conversion Option Derivative Liability results in a discount on the Convertible Notes. Application of ASC 470-50 resulted in a gain on extinguishment of $14,907, which was charged to gains and losses on extinguishment of debt, net on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

The holders of the Convertible Notes may convert all or part of the outstanding principal amount of their Convertible Notes into shares of the Company’s common stock, par value $0.0001 per share, prior to maturity and provided that no conversion results in a holder beneficially owning more than 19.99% of the issued and outstanding common stock of the Company. The conversion rate is initially 153.8462 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of $6.50 per share.

The conversion rate is subject to adjustment in customary circumstances such as stock splits or similar changes to the Company’s capitalization.

Upon conversion by the holder, other than a conversion based on a Corporate Transactions as defined below, the Company has the right to select the settlement of the conversion in either shares of common stock, cash, or in a combination thereof. Upon any conversion of any Convertible Note, the Company is obligated to make a cash payment to the holder of such Convertible Note for any interest accrued but unpaid on the principal amount converted.

●

If the Company elects to satisfy such conversion by shares of common stock, the Company shall deliver to the converting holder in respect of each $1,000 principal amount of Convertible Notes being converted a number of common shares equal to the conversion rate in effect on the conversion date;

●

If the Company elects to satisfy such conversion by cash settlement, the Company shall pay to the converting holder in respect of each $1,000 principal amount of Convertible Notes being converted cash in an amount equal to the sum of the Daily Conversion Values (as defined below) for each of the twenty (20) consecutive trading days during a specified period. The “Daily Conversion Values” is defined as each of the 20 consecutive trading days during the specified period, 5.0% of the product of (a) the conversion rate on such trading day and (b) the “Daily VWAP” on such trading day. The Daily VWAP is defined as each of the 20 consecutive trading days during the applicable Observation Period, the per share volume-weighted average price as displayed under the heading “Bloomberg VWAP” on the Bloomberg page for the Company.

●

If the Company elects to satisfy such conversion by combination, the Company shall pay or deliver, as the case may be, in respect of each $1,000 principal amount of Convertible Notes being converted, a settlement amount equal to the sum of the “Daily Settlement Amounts” (as defined below) for each of the twenty (20) consecutive trading days during the specified period. The “Daily Settlement Amount” is defined as, for each of the 20 consecutive trading days during the specified period: (a) cash in an amount equal to the lesser of (i) the Daily Measurement Value (as defined below) and (ii) the Daily Conversion Value on such Trading Day; and (b) if the Daily Conversion Value on such trading day exceeds the Daily Measurement Value, a number of Shares equal to (i) the difference between the Daily Conversion Value and the Daily Measurement Value, divided by (ii) the Daily VWAP for such Trading Day. The “Daily Measurement Value” is defined as the Specified Dollar Amount (as defined below), if any, divided by 20. The “Specified Dollar Amount” is defined as the maximum cash amount per $1,000 principal amount of Notes to be received upon conversion as specified in the notice specifying the Company’s chosen settlement method.

In the event of a Corporate Transaction, the noteholder shall have the right to either (a) convert all of the unpaid principal at the conversion rate and receive a cash payment equal to (i) the outstanding accrued but unpaid interest under the Convertible Note to, but excluding, the corporate transaction conversion date (to the extent such date occurs prior to a date 91 days following the maturity of the indebtedness under the Barings Credit Facility, the maturity date of the Convertible Notes) plus (ii) and an additional amount of consideration based on a sliding scale depending on the date of such as Corporate transaction or (b) require the Company to repurchase all or part of the outstanding principal amount of such Convertible Note at a repurchase price equal to 100% of the outstanding principal amount of the Convertible Note to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

If the last reported sale price of the common stock has been at least 130% of the conversion rate then in effect for 20 of the preceding 30 trading days (including the last trading day of such period), the Company is entitled, at its option, to redeem all or part of the outstanding principal amount of the Convertible Notes, on a pro rata basis, at an optional redemption price equal to 100% of the outstanding principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the optional redemption date.

The Convertible Notes are subject to acceleration upon the occurrence of specified events of default, including a default or breach of certain contracts material to the Company and the delisting and deregistration of the Company’s common stock.

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

The Company presents accrued interest in accrued current liabilities because the notes are currently convertible and the interest is payable in cash. The effective annual interest rate for the Convertible Notes was 19.4%, 14.8%, and 14.8% for the years ended December 31, 2023, 2022, and 2021, respectively.

A summary of the Convertible Notes at December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Convertible Notes	$37,500	$37,500
Less: unamortized discount and current portion	(28,362)	(8,751)
Total	$9,138	$28,749

Interest recognized with regard to the Convertible Notes was as follows:

	Year Ended December 31,

	2023	2022	2021
Coupon Interest	$2,130	2,281	2,281
Amortization of discount	2,042	2,314	2,128
Total	$4,172	4,595	4,409

Notes Payable

The Company entered into a credit and security agreement in 2014 (as amended, the “MidCap Credit Agreement”) establishing a credit facility (as amended, the “MidCap Credit Facility”). The Company satisfied its obligations under the MidCap Credit Agreement in August 2023, as discussed below. In connection with its satisfaction of its obligations, the Company extinguished the MidCap Credit Facility, and all liens and security interests securing the indebtedness under the MidCap Credit Agreement were released.

In June 2021, the Company entered into a Fourth Amended and Restated Credit and Security Agreement (the “Fourth Amendment”) to amend the terms of its debt with existing lenders for total indebtedness of $20,833 and borrowed an incremental $4,167, for a total of $25,000. Under the Fourth Amendment, the Company was required to make interest-only payments through April 2024. Commencing in May 2024, the Company was required to make 19 equal monthly installments of principal in the amount of $1,042, plus interest, then on the maturity date, November 30, 2025 the remaining balance of $5,208 plus the exit fee, as defined below. Amounts borrowed under the MidCap Credit Facility based on the Fourth Amendment were initially at LIBOR base rate, subject to 1.00% floor, plus 6.75%.  In addition, a final payment (exit fee) equal to 3.5% of amounts drawn under the MidCap Credit Facility, or $875 based on borrowings of $25,000, was due upon the maturity date of November 30, 2025. The Company had accrued the exit fee through November 30, 2025. The Company accounted for the Fourth Amendment as a modification in accordance with the guidance in ASC 470-50 Debt. Amounts paid to the lenders were recorded as debt discount and a new effective interest rate was established.

On March 12, 2023, the Company requested, and received, a protective advance of $2,000 under the MidCap Credit Agreement as a short-term bridge loan in response to the closure of Silicon Valley Bank by the California Department of Financial Protection and Innovation. This protective advance was deemed a credit extension. The Company repaid the full principal amount of $2,000 in March 2023.

On March 31, 2023, the Company entered into Amendment No. 1 to the MidCap Credit Agreement (“Amendment No. 1”) to replace the LIBOR-based interest rate provisions of the MidCap Credit Agreement with interest rate provisions based on SOFR, establish a benchmark replacement mechanism and make additional administrative updates. The Company accounted for Amendment No. 1 as a modification in accordance with the guidance in ASC 470-50 Debt. Application of the modification accounting guidance did not have a material effect on the carrying amount of the long-term notes payable.

On May 4, 2023, the Company entered into Amendment No. 2 to the MidCap Credit Agreement (“Amendment No. 2”). Amendment No. 2 provided that the Company may maintain up to 50% of its consolidated cash and cash equivalents with banks or financial institutions other than Silicon Valley Bank and made additional administrative updates.

As of December 31, 2022, the Company had a total borrowing capacity of $25,000 under the MidCap Credit Facility, which was fully drawn down. In August 2023, in connection with the Company’s establishment of the Barings Credit Facility, the Company paid an aggregate of $26,157 to MidCap Financial Trust and the other lenders party to the MidCap Credit Agreement, comprised of $25,017 in principal and interest accrued thereunder and $1,140 in exit and prepayment fees, in satisfaction of the Company’s obligations under the MidCap Credit Agreement. In connection with the payment, all liens and security interests securing the indebtedness under the MidCap Credit Agreement were released. The extinguishment of the MidCap Credit Facility has resulted in a loss of $717, which was charged to gains and losses on extinguishment of debt, net on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

Borrowings outstanding were as follows:

December 31,
2022
Borrowings outstanding	$25,000
Accrued exit fee	335
Unamortized discount	(78)
Long-term notes payable	$25,257

10. Derivatives

Barings Credit Agreement

The Barings Credit Agreement (Note 9) contains an embedded Royalty Fee Obligation that meets the criteria to be bifurcated and accounted for separately from the Barings Credit Facility (the "Royalty Fee Derivative Liability"). The Royalty Fee Derivative Liability was recorded at fair value upon the entering into the Barings Credit Facility and is subsequently remeasured to fair value at each reporting period. The Royalty Fee Derivative Liability was initially valued and is remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis with the embedded Royalty Fee Obligation and then valuing the instrument without the embedded Royalty Fee Obligation. Royalty payments are estimated using a Monte Carlo simulation. Refer to Note 11 for details regarding the determination of fair value.

A roll-forward of the Royalty Fee Derivative Liability is as follows:

As of
Balance at August 2, 2023	$12,604
Change in fair value	(215)
Balance at December 31, 2023	$12,389

Convertible Notes

The Convertible Notes (Note 9) contain the Conversion Option Derivative Liability, an embedded conversion option that meets the criteria to be bifurcated and accounted for separately from the Convertible Notes. The Conversion Option Derivative Liability was recorded at fair value upon the issuance of the Convertible Notes and is subsequently remeasured to fair value at each reporting period. The Conversion Option Derivative Liability was initially valued and are remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis with the embedded conversion option and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Conversion Option Derivative Liability. Refer to Note 11 for details regarding the determination of fair value.

A roll-forward of the Conversion Option Derivative Liability, including the impact from accounting for the Convertible Notes Amendment, is as follows:

As of
Balance at December 31, 2021	$20,192
Change in fair value	(13,841)
Balance at December 31, 2022	6,351
Change in fair value	4,502
Change in fair value from Convertible Notes Amendment	6,745
Balance at December 31, 2023	$17,598

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

There are no warrants outstanding as of December 31, 2023 and 2022, respectively.

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

Three specialty distributor customers accounted for the following percentages of the Company’s total revenue:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Customer 1	49%	44%	42%

Customer 2	25	25	26
Customer 3	11	17	17

Three specialty distributor customers accounted for the following percentages of the Company’s accounts receivables:

	As of
	December 31,	December 31,
	2023	2022
Customer 1	50%	52%
Customer 2	28	24
Customer 3	11	15

Change in Fair Value of Derivative Liabilities

Other income (expenses) from the change in the fair values of derivative liabilities as presented on the Company’s consolidated statements of operations and comprehensive loss includes the following:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Change in the fair value of the Conversion Option Derivative Liability	$(4,502)	$13,841	$78,121
Change in the fair value of Royalty Fee Derivative Liability	215	—	—
Barings Royalty Fee	(901)	—	—
	$(5,188)	$13,841	$78,121

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$187,951	$—	$—	$187,951

Liability:
Derivative liabilities	$—	$—	$29,987	$29,987

	Fair Value Measurements as of
	December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$30,188	$—	$—	$30,188

Liability:
Derivative liability	$—	$—	$6,351	$6,351

During the year ended December 31, 2023 and 2022, there were no transfers between Level 1 and 2.

The carrying value of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s variable interest rate MidCap Credit Facility was recorded at amortized cost, which approximates fair value due to the variable interest rate.

Barings Credit Agreement and Royalty Fee Derivative Liability

At December 31, 2023, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $66,590 comprised of the $65,787 non-current liability (Note 9) and $803 accrued interest (Note 8). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $72,295 at December 31, 2023.

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

The main inputs to valuing the Royalty Fee Derivative Liability are as follows:

As of
December 31,
2023
Revenue volatility	67.0%
Revenue discount rate	15.8%

The main inputs to valuing the Royalty Fee Derivative Liability as of the Closing Date were revenue volatility of 61.0%, and a revenue discount rate of 15.8%.

Convertible Notes and Conversion Option Derivative Liability

At December 31, 2023, the Convertible Notes, net of the Conversion Option Derivative Liability, were carried at amortized cost totaling $20,024, comprised of the $9,138 non-current liability (Note 9) and $10,886 accrued interest (Note 8). At December 31, 2022, the Convertible Notes, net of the Conversion Option Derivative Liability, were carried at amortized cost totaling $37,505, comprised of the $28,749 non-current liability (Note 9) and $8,756 accrued interest (Note 8). The estimated fair value of the Convertible Notes, without the Conversion Option Derivative Liability, was $22,665 and $33,177 at December 31, 2023 and 2022, respectively.

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

The main inputs to valuing the Convertible Notes with the conversion option are as follows:

	As of
	December 31,	December 31,
	2023	2022
Company's stock price	$4.46	$2.81
Volatility	88.4%	93.8%

Bond yield	20.8%	16.2%

The bond yield was derived by making the fair value of the Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

12. Equity

Preferred Stock

The Amended and Restated Certificate of Incorporation authorized 5,000,000 shares of preferred stock, $0.0001 par value, all of which is undesignated and none of which are issued or outstanding at December 31, 2023 and 2022.

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

On April 5, 2019, the Company entered into an Open Market Sales Agreement (the “2019 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may offer and sell its common stock having aggregate proceeds of up to $50,000 from time-to-time through Jefferies, acting as agent. The Company did not sell any shares of common stock under the 2019 Sales Agreement in the twelve months ended December 31, 2021. On August 9, 2021, the Company and Jefferies mutually terminated the 2019 Sales Agreement and entered into another Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of common stock of the Company having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. In the twelve months ended December 31, 2023, the Company sold 1,514,926 shares of common stock under the 2021 Sales Agreement, resulting in gross proceeds to the Company of $9,897, and net proceeds, after accounting for issuance costs, of $9,532. The Company did not offer or sell shares of its common stock under the 2021 Sales Agreement during the twelve months ended December 31, 2022 and 2021, respectively.

On December 13, 2023, the Company entered into an underwriting agreement with Jefferies, BofA Securities, Inc. and Piper Sandler & Co. (collectively “the Underwriters”) in connection with an underwritten public offering of 30,800,000 shares of the Company’s common stock. Under the terms of this underwriting agreement, the Company also granted the Underwriters an option to purchase up to an additional 4,620,000 shares of common stock at the public offering price, less the underwriting discounts and commissions. On December 17, 2023, the Company sold all 35,420,000 shares of common stock and closed this underwritten public offering. The public offering price of the shares in this offering was $3.25 per share, and the Underwriters purchased all of the shares from the Company at a price of $3.055 per share. After deducting underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $107,725.

As of December 31, 2023, the Company had reserved 24,933,970 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, and the number of shares remaining available for grant under its stock-based compensation plans (Note 13).

13. Stock-Based Awards

For the years ended December 31, 2023 and 2022, the Company had four stock-based compensation plans under which it was able to grant stock-based awards, the 2014 Stock Incentive Plan (the “2014 Plan”), the 2021 Stock Incentive Plan (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan (the “2019 Inducement Plan”), and the 2014 Employee Stock Purchase Plan (the “ESPP”) (collectively the “Stock Plans”). Certain inducement awards made prior to inception of the 2019 Inducement Plan were issued outside of the Stock Plans. The purpose of the Stock Plans is to provide incentives to employees, directors, and nonemployee consultants. The 2014 Plan and the 2021 Plan provide for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights and other stock-based awards. As of December 31, 2023 and 2022, respectively, the Company had an immaterial number of vested stock awards outstanding that were granted under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”). Effective as of the adoption of the 2014 Plan by the Company’s stockholders in 2014, no new awards have been granted under the 2006 Plan. As of December 31, 2023, all then outstanding awards under the 2006 Plan remained in effect and continued to be governed by the terms of the 2006 Plan.

2014 Plan - The number of shares initially reserved for issuance under the 2014 Plan was 1,336,907 shares of common stock. Between 2014 and 2021, the number of shares reserved for issuance under the 2014 Plan increased to 8,622,647 as of January 1, 2021. On June 18, 2021, the Company’s stockholders approved the adoption of the 2021 Plan previously approved by the board of directors. Effective as of the adoption of the 2021 Plan by the Company’s stockholders, no new awards have been granted under the 2014 Plan. However, as of December 31, 2023, all then-outstanding awards under the 2014 Plan remained in effect and continued to be governed by the terms of the 2014 Plan.

2021 Plan - The number of shares initially reserved for issuance under the 2021 Plan was 6,000,000 shares of common stock; plus 456,334 shares remaining available for grant under the 2014 Plan as of immediately prior to the effective date of the 2021 Plan and 9,766,336 shares subject to awards granted under the 2014 Plan or the 2006 Plan, which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject to certain limitations). On June 16, 2022, the Company’s stockholders approved an amendment (“Amendment No. 1”) to the Company’s 2021 Plan. Amendment No. 1 increased the number of shares of common stock that is reserved for issuance under the 2021 Plan by 3,600,000. On June 14, 2023, the Company’s stockholders approved an amendment (“Amendment No. 2”) to the Company’s 2021 Plan. Amendment No. 2 increased the number of shares of common stock that is reserved for issuance under the 2021 Plan by 3,900,000. As of December 31, 2023, 6,219,678 shares remained available for issuance under the 2021 Plan.

2019 Inducement Plan - The 2019 Inducement Plan provides for the following types of awards, each of which is referred to as an “Award”: non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Awards under the 2019 Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). For the avoidance of doubt, neither consultants nor advisors shall be eligible to participate in the 2019 Inducement Plan. Each person who is granted an Award under the 2019 Inducement Plan is deemed a “Participant”. On December 10, 2020, the board of directors of the Company amended the 2019 Inducement Plan to increase the aggregate number of shares issuable by 554,000 shares of common stock to 1,054,000. As of December 31, 2023, 551,375 shares remained available for issuance under the 2019 Inducement Plan.

ESPP – The number of shares initially reserved for issuance under the ESPP was 207,402 shares of common stock. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2023, the number of shares available for issuance under the ESPP increased by 207,402. As of December 31, 2023, 398,784 shares of common stock remained available for issuance.

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

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended
	December 31,
	2023	2022	2021
Risk-free interest rate	3.72%	2.10%	0.80%
Expected term (in years)	6	6	6
Expected volatility	77.32%	81.14%	87.65%
Expected dividend yield	—%	—%	—%

For RSUs, the grant date fair value is the closing price of the Company’s stock on the grant date.

Stock Options

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Issuable	Exercise	Contractual	Intrinsic
	Under Options	Price	Term	Value
			(In years)
Outstanding as of December 31, 2022	13,669,711	$8.45	7.0	$7
Granted	3,542,491	4.00
Exercised	(141,952)	3.88
Cancelled/forfeited	(933,459)	8.63
Outstanding as of December 31, 2023	16,136,791	$7.51	6.1	$3,364
Options vested and expected to vest as of December 31, 2023	14,859,010	$7.48	5.9	$2,910
Options exercisable as of December 31, 2023	11,073,110	$8.18	5.0	$1,648

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $275, $186 and $6,779 during the years ended December 31, 2023, 2022 and 2021, respectively.

The weighted average grant date fair value of stock options granted to employees and directors during the years ended December 31, 2023, 2022 and 2021 was $2.74, $4.95 and $12.48 per share, respectively.

As of December 31, 2023, there were 67,509 outstanding unvested service-based stock options held by nonemployees.

RSUs

The following table summarizes the Company’s activity of unvested RSUs:

		Weighted
		average
		grant date
	RSU's	fair value

Unvested balance at December 31, 2022	1,092,682	$5.03
Granted	1,113,964	4.00
Released	(393,805)	4.89
Cancelled/forfeited	(185,500)	4.75
Unvested balance at December 31, 2023	1,627,341	$4.40

Each RSU is equivalent to one share of common stock upon vesting. Typically, each RSU award vests on an annual basis over a three-year period. Holders of RSUs are not entitled to vote on any matters and are not entitled to dividends. The Company has determined the fair value of each RSU based on the closing price of the Company’s common stock on the date of grant and recognizes the compensation expense using the straight-line method over the service period, which coincides with the vesting period.

Stock-based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,

	2023	2022	2021
Research and development	$4,508	$4,166	$3,750
Selling and marketing	3,682	4,684	4,014
General and administrative	9,635	8,114	7,214
	$17,825	$16,964	$14,978

As of December 31, 2023, the Company had an aggregate of $16,537 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.02 years.

14. Employee Benefits

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. For the years ended December 31, 2023, 2022 and 2021, the Company has made contributions of $625, $593, and $493, respectively, to the 401(k) Plan.

15. Income Taxes

During the years ended December 31, 2023, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
Research and development tax credits	3.6	5.4	35.9
State taxes, net of federal benefit	2.0	2.6	19.3
Stock-based compensation	(2.3)	(2.1)	(7.8)
Derivative liability	—	2.7	244.7
Change in tax rate	(0.4)	1.4	(8.4)
Other	(0.2)	(0.1)	(3.8)
Change in the valuation allowance	(23.7)	(30.9)	(300.9)
Effective income tax rate	—%	—%	—%

Changes in the valuation of the Royalty Fee Derivative Liability, except to the extent that they relate to actual royalties paid or accrued, do not provide a future tax benefit. To the extent the deferred tax asset related to the Royalty Fee Derivative Liability exceeds the deferred tax liability related to the Barings Credit Agreement, the excess is recorded as a permanent item. Changes in the valuation of the Conversion Option Derivative Liability do not provide a future tax benefit. To the extent the deferred tax asset related to the Conversion Option Derivative Liability exceeds the deferred tax liability related to the Convertible Notes, the excess is recorded as a permanent item.

Net deferred tax assets consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$120,971	$113,801
Tax credit carryforwards	22,597	19,653
Capitalized start-up costs	121	255
Capitalized research and development expenses, net - Sec. 59(e):	3,570	5,773
Capitalized research and development expenses, net Sec. 174	19,491	10,046
Operating lease liabilities	1,970	2,422
Derivative liability	6,981	1,497
Stock-based Awards	10,443	8,783
Accrued expenses and other	8,433	6,274
Total deferred tax assets	194,577	168,504
Valuation allowance	(183,737)	(164,546)
Net deferred tax assets	10,840	3,958

Deferred tax liabilities:
Operating lease right of use assets	(1,507)	(1,895)
Convertible Notes	(6,603)	(2,063)
Barings Credit Facility	(2,730)	—
Total deferred tax liabilities	(10,840)	(3,958)
Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023, 2022 and 2021 related primarily to the increase in net operating loss carryforwards, amortization of capitalized research and development expenses, and increase in research and development tax credit carryforwards were as follows:

	Year Ended December 31,
	2023	2022	2021
Valuation allowance as of beginning of year	$164,546	$142,637	$123,020
Increases recorded to income tax provision	19,191	21,909	19,617
Valuation allowance as of end of year	$183,737	$164,546	$142,637

As of December 31, 2023, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $482,561 and $343,803, respectively. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2026. The Company’s federal NOLs generated for the years ended since December 31, 2018, which amounted to a total of $356,757, can be carried forward indefinitely. As of December 31, 2023, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $15,383 and $8,794, respectively, which begin to expire in 2026 and 2025, respectively. Utilization of the NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 (“Section 382”) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the NOL carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management considered the Company’s cumulative net losses and concluded that it is more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2023, 2022 and 2021.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2023, 2022 or 2021.

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

16. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(80,736)	$(71,038)	$(6,553)
Denominator:
Weighted average common shares outstanding, basic	79,827,362	76,875,035	76,392,870
Net loss per share - basic	$(1.01)	$(0.92)	$(0.09)

Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to common stockholders, basic	$(80,736)	$(71,038)	$(6,553)
Interest expense on Convertible Notes	4,172	4,596	4,409
Gain on extinguishment of debt (Note 9)	(14,907)	—	—
Change in fair value of derivative liability	4,502	(13,841)	(78,121)
Net loss attributable to common stockholders, diluted	$(86,969)	$(80,283)	$(80,265)

Weighted average common shares outstanding, basic	79,827,362	76,875,035	76,392,870
Dilutive options (treasury stock method)	—	—	—
Shares issuable upon conversion of Convertible Notes, as if converted	5,769,232	5,769,232	5,769,232
Weighted average common shares outstanding, diluted	85,596,594	82,644,267	82,162,102

Net loss per share attributable to common stockholders, diluted	$(1.02)	$(0.97)	$(0.98)

The Company excluded the following common stock equivalents, outstanding as of December 31, 2023, 2022 and 2021 from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021 because they had an anti-dilutive impact due to the net loss incurred for the periods.

	December 31,
	2023	2022	2021
Options to purchase common stock	16,136,791	13,669,711	10,934,828
Restricted stock units	1,627,341	1,092,682	—
	17,764,132	14,762,393	10,934,828

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

18. Related Party Transactions

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. The sister of the Company's former Chief Business Officer Christopher White was a managing partner at WilmerHale, who has not participated in providing legal services to the Company. The Company incurred fees for legal services rendered by WilmerHale of approximately $1,472, $959 and $1,396 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, there was $298 and $0 recorded in accounts payable for WilmerHale. As of December 31, 2023 and 2022, there was $0 and $24 recorded in accrued expenses for WilmerHale.

The Company has engaged Heier Consulting, LLC (“Heier Consulting”), an entity affiliated with Jeffrey Heier, M.D. a former member of the Company’s Board of Directors and the Company’s current Chief Scientific Officer, to provide advice or expertise on one or more of the Company’s development-stage drug or medical device products relating to retinal diseases or conditions under a consultant agreement. Compensation for these services is in the form of cash and stock-based awards. The total grant date fair value of stock-based awards granted to Heier Consulting is $96, which is recognized to expense on a straight-line basis over the respective vesting periods. The Company incurred cash-based fees for services rendered by Heier Consulting of approximately $32, 24, and $0 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, there was $6 and $3 recorded in accounts payable for Heier Consulting. As of December 31, 2023 and 2022, there was $0 and $0 recorded in accrued expenses for Heier Consulting. Effective February 21, 2024, the Company and Heier Consulting terminated this relationship.

In November 2020, the Company engaged Specialty Pharma Consulting, LLC (“Specialty Pharma”), an entity affiliated with Kevin Coughenour, to provide services for quality engineering and validation activities in the ordinary course of business. Mr. Coughenour is married to the Company’s former Chief Operating Officer Patricia Kitchen. On April 26, 2021, the Company and Specialty Pharma terminated their relationship. The Company incurred fees for quality engineering and validation activities rendered by Specialty Pharma of $0, $0 and $155 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, there were no liabilities recorded with regard to Specialty Pharma.

19. Subsequent Events

Securities Purchase Agreement

On February 21, 2024, the Company, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement an aggregate of 32,413,560 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a price of $7.52 per share, and, to certain Investors in lieu of Shares, pre-funded warrants to purchase 10,805,957 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a price of $7.519 per Pre-Funded Warrant (the “2024 Private Placement”). Each Pre-Funded Warrant issued in the 2024 Private Placement has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until the Pre-Funded Warrant is exercised in full. The 2024 Private Placement closed on February 26, 2024. The Company received aggregate gross proceeds from the 2024 Private Placement of approximately $325,000, before deducting placement agent fees and offering expenses.

2019 Inducement Plan

On February 20, 2024, the Company’s board of directors amended the 2019 Inducement Plan to increase the aggregate number of shares issuable thereunder from 1,054,000 to 3,804,000 shares of common stock. On February 22, 2024, the Company granted a total of 1,527,019 non-statutory stock options and a total of 935,279 RSUs under the 2019 Inducement Plan to the Company’s newly appointed Executive Chairman and its new Chief Strategy Officer.

ESPP

The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2024, the number of shares available for issuance under the ESPP increased by 207,402.