Form 10-Q
period 2024-03-31
OCULAR THERAPEUTIX, INC
filed 2024-05-07
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 154,888,915 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing clinical trials, including the pivotal Phase 3 clinical trial of AXPAXLI that we initiated for the treatment of wet age-related macular degeneration, or wet AMD, and which we refer to as the SOL-1 trial; our Phase 1 clinical trials of AXPAXLI for the treatment of wet AMD; our Phase 1 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS trial; our Phase 2 clinical trial of PAXTRAVA for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT; our Phase 2 clinical trial of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease; and our clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery;
●	our planned additional clinical trials of AXPAXLI for the treatment of wet AMD and any additional clinical trials we might determine in the future to conduct for our product candidates;
●	determining our next steps for AXPAXLI for the treatment of patients with NPDR, PAXTRAVA for the treatment of patients with OAG or OHT, OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, and OTX-CSI for the chronic treatment of dry eye disease;
●	our commercialization efforts for our product DEXTENZA;
●	our plans to potentially develop, seek regulatory approval for and commercialize AXPAXLI, PAXTRAVA, OTX-DED, OTX-CSI, and our other product candidates based on our proprietary bioresorbable hydrogel-based formulation technology ELUTYX;
●	our ability to manufacture DEXTENZA and our product candidates in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and our product candidates;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA and our product candidates;

●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate PAXTRAVA in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations; and
●	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the Securities and Exchange Commission, or the SEC, on March 11, 2024, in each case, particularly in the section captioned “Risk Factors”, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, licensing agreements or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our other periodic reports completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q. We do not assume, and we expressly disclaim, any obligation or undertaking to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$482,888	$195,807
Accounts receivable, net	26,546	26,179
Inventory	2,574	2,305
Restricted cash	150	150
Prepaid expenses and other current assets	7,666	7,794
Total current assets	519,824	232,235
Property and equipment, net	11,450	11,739
Restricted cash	1,614	1,614
Operating lease assets	6,059	6,472
Total assets	$538,947	$252,060
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,453	$4,389
Accrued expenses and other current liabilities	16,040	28,666
Deferred revenue	263	255
Operating lease liabilities	1,542	1,586
Total current liabilities	24,298	34,896
Other liabilities:
Operating lease liabilities, net of current portion	6,407	6,878
Derivative liabilities	19,624	29,987
Deferred revenue, net of current portion	14,068	14,135
Notes payable, net	66,456	65,787
Other non-current liabilities	111	108
Convertible Notes, net	—	9,138
Total liabilities	130,964	160,929
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized and 154,704,086 and 114,963,193 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	15	12
Additional paid-in capital	1,170,394	788,697
Accumulated deficit	(762,426)	(697,578)
Total stockholders’ equity	407,983	91,131
Total liabilities and stockholders’ equity	$538,947	$252,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Product revenue, net	$14,715	$13,214
Collaboration revenue	59	160
Total revenue, net	14,774	13,374
Costs and operating expenses:
Cost of product revenue	1,326	1,214
Research and development	20,735	14,747
Selling and marketing	10,183	10,835
General and administrative	14,147	9,127
Total costs and operating expenses	46,391	35,923
Loss from operations	(31,617)	(22,549)
Other income (expense):
Interest income	3,922	563
Interest expense	(4,051)	(1,768)
Change in fair value of derivative liabilities	(5,152)	(6,563)
Loss on extinguishment of debt	(27,950)	—
Other expense	—	(1)
Total other income (expense), net	(33,231)	(7,769)
Net loss	$(64,848)	$(30,318)
Net loss per share, basic	$(0.49)	$(0.39)
Weighted average common shares outstanding, basic	132,021,945	77,386,287
Net loss per share, diluted	$(0.49)	$(0.39)
Weighted average common shares outstanding, diluted	132,021,945	77,386,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(64,848)	$(30,318)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,978	4,572
Non-cash interest expense	1,968	1,228
Change in fair value of derivative liabilities	5,152	6,563
Depreciation and amortization expense	920	483
Loss on extinguishment of debt	27,950	—
Gain on disposal of property and equipment	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(367)	201
Prepaid expenses and other current assets	128	(718)
Inventory	(269)	(292)
Accounts payable	1,693	1,025
Operating lease assets	413	417
Accrued expenses	(14,031)	(2,628)
Deferred revenue	(59)	(160)
Operating lease liabilities	(515)	(345)
Net cash used in operating activities	(33,887)	(19,973)
Cash flows from investing activities:
Purchases of property and equipment	(255)	(3,379)
Net cash used in investing activities	(255)	(3,379)
Cash flows from financing activities:
Proceeds from issuance of short-term bridge loan	—	2,000
Proceeds from exercise of stock options	4,870	78
Repayment from issuance of short-term bridge loan	—	(2,000)
Proceeds from issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	316,353	—
Net cash provided by financing activities	321,223	78
Net increase (decrease) in cash, cash equivalents and restricted cash	287,081	(23,274)
Cash, cash equivalents and restricted cash at beginning of period	197,571	104,064
Cash, cash equivalents and restricted cash at end of period	$484,652	$80,790
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,967	$701
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$392	$646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2023	114,963,193	$12	$788,697	$(697,578)	$91,131
Issuance of common stock upon exercise of stock options	1,025,384	—	4,870	—	4,870
Issuance of common stock upon vesting of restricted stock units	532,717	—	—	—	—
Issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	32,413,560	3	316,350	—	316,353
Issuance of common stock in connection with conversion of Convertible Notes	5,769,232	—	52,499	—	52,499
Stock-based compensation expense	—	—	7,978	—	7,978
Net loss	—	—	—	(64,848)	(64,848)
Balances at March 31, 2024	154,704,086	$15	$1,170,394	$(762,426)	$407,983

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

Ocular Therapeutix, Inc.

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company committed to enhancing people’s vision and quality of life through the development and commercialization of innovative therapies for wet age-related macular degeneration, diabetic retinopathy, and other diseases and conditions of the eye. AXPAXLI (axitinib intravitreal implant), the Company’s product candidate for retinal disease, is based on its ELUTYX proprietary bioresorbable hydrogel-based formulation technology.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations, regulatory approval and compliance, reimbursement, uncertainty of market acceptance of products and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Approved products will require significant sales, marketing and distribution support.

The Company is currently commercializing DEXTENZA (dexamethasone insert) 0.4mg, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain and for the treatment of ocular itching associated with allergic conjunctivitis, in the United States. The Company’s most advanced product candidate, AXPAXLI, is in Phase 3 clinical development for the treatment of wet age-related macular degeneration; the Company’s other advanced programs and product candidates are in either Phase 1 or Phase 2 clinical development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of March 31, 2024, the Company had an accumulated deficit of $762,426. Based on its current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses and capital expenditures, the Company believes that its existing cash and cash equivalents of $482,888 as of March 31, 2024 will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these unaudited condensed consolidated financial statements while the Company observes a minimum liquidity covenant of $20,000 in its credit facility (Note 7).

The future viability of the Company is dependent on the Company’s ability to generate cash flows from the sales of DEXTENZA and sales of our product candidates, if and as approved, and raise additional capital to finance its operations. The Company will need to finance its operations through public or private securities offerings, debt financings, collaborations, strategic alliances, licensing agreements, royalty agreements, or marketing and distribution agreements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are consistent with those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2024. The following information updates, and should be read in conjunction with, the significant accounting policies described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2024.

Warrants

The Company accounts for issued warrants, including pre-funded warrants, as either liability or equity. Warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. Contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. If warrants do not otherwise require liability classification, the Company assesses whether the warrants are indexed to its common stock. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations as a gain or loss. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2023 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2024 and results of operations and cash flows for the three months ended March 31, 2024 and 2023 have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and adopted by the Company as of the specified effective date. The Company believes that recently issued accounting pronouncements that are not yet effective will not have a material impact on our consolidated financial statements and disclosures.

3. Licensing Agreements and Deferred Revenue

Incept License Agreement (in-licensing)

On September 13, 2018, the Company entered into a second amended and restated license agreement with Incept, LLC (“Incept”) to use and develop certain intellectual property (the “Incept License Agreement”). Under the Incept License Agreement, as amended and restated, the Company was granted a worldwide, perpetual, exclusive license to use specific Incept technology to develop and commercialize products that are delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to ophthalmic diseases or conditions. The Company is obligated to pay low single-digit royalties on net sales of commercial products developed using the licensed technology, commencing with the date of the first commercial sale of such products and until the expiration of the last to expire of the patents covered by the license.

The terms and conditions of the Incept License Agreement are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024.

Royalties paid under this agreement related to product sales (the “Incept Royalties”) were $440 and $417 for the three months ended March 31, 2024 and 2023, respectively. The Incept Royalties have been charged to cost of product revenue.

AffaMed License Agreement (out-licensing)

On October 29, 2020, the Company entered into a license agreement (“AffaMed License Agreement”) with AffaMed Therapeutic Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis and for the Company’s PAXTRAVA product candidate (collectively the “AffaMed Licensed Products”) regarding open-angle glaucoma or ocular hypertension, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

The terms and conditions of the AffaMed License Agreement are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024.

The Company recognized collaboration revenue related to its performance obligation regarding the conduct of a Phase 2 clinical trial of PAXTRAVA (the “Phase 2 Clinical Trial of PAXTRAVA performance obligation”) of $59 and $160 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the aggregate amount of the transaction price allocated to the partially unsatisfied Phase 2 Clinical Trial of PAXTRAVA performance obligation was $331. This amount is expected to be recognized as this performance obligation is satisfied through June 2025.

Deferred revenue activity for the three months ended March 31, 2024 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2023	$14,390
Amounts recognized into revenue	(59)
Deferred revenue at March 31, 2024	$14,331

4. Cash Equivalents and Restricted Cash

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

	March 31,	March 31,
	2024	2023
Cash and cash equivalents	$482,888	$79,026
Restricted cash (current)	150	—
Restricted cash (non-current)	1,614	1,764
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$484,652	$80,790

The Company held restricted cash as security deposits for its real estate leases.

5. Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$329	$302
Work-in-process	915	1,012
Finished goods	1,330	991
	$2,574	$2,305

6. Expenses

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued rebates and programs	$5,487	$5,117
Accrued payroll and related expenses	5,367	8,156
Accrued professional fees	1,887	691
Accrued other	1,576	1,525
Accrued interest payable on Barings Credit Facility (Note 7)	885	803
Accrued research and development expenses	838	1,488
Accrued interest payable on Convertible Notes (Note 7)	—	10,886
	$16,040	$28,666

7. Financial Liabilities

Barings Credit Agreement

On August 2, 2023 (the “Closing Date”), the Company entered into a credit and security agreement (the “Barings Credit Agreement”) with Barings Finance LLC (“Barings”), as administrative agent, and the lenders party thereto, providing for a secured term loan facility for the Company (the “Barings Credit Facility”) in the aggregate principal amount of $82,474 (the “Total Credit Facility Amount”). The Company borrowed the full amount of $82,474 at closing and received proceeds of $77,290, after the application of an original issue discount and fees. Indebtedness under the Barings Credit Facility matures on the earlier to occur of (i) the six-year anniversary of the Closing Date and (ii) the date that is 91 days prior to the maturity date for the Company’s Convertible Notes (as defined below). Indebtedness under the Barings Credit Facility incurs interest based on the Secured Overnight Financing Rate (“SOFR”), subject to a minimum 1.50% floor, plus 6.75%. The Company is obligated to make interest payments on its indebtedness under the

Barings Credit Facility on a monthly basis, commencing on the Closing Date; to pay annual administration fees; and to pay, on the maturity date, any principal and accrued interest that remains outstanding as of such date. In addition, the Company is obligated to pay a fee in an amount equal to the Total Credit Facility Amount, which amount shall be reduced by the total amount of interest and principal prepayment fees paid under the Barings Credit Agreement (such fee, the “Barings Royalty Fee”). The Company is required to pay the Barings Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Barings Royalty Fee is paid in full. The Barings Royalty Fee is due and payable upon a change of control of the Company. In the event the Company completes a change of control transaction or a sale of all or substantially all of its assets on or prior to the twelve-month anniversary of the Closing Date, the Barings Royalty Fee is subject to a reduction to an amount that is equal to 30% of the Total Credit Facility Amount, in the event that a signed letter of intent evidencing such transaction was entered into by the Company after the date that is six months, but before the date that is twelve months, after the Closing Date. The Company may, at its option, prepay any or all of the Barings Royalty Fee at any time without penalty. In connection with the Barings Credit Agreement, the Company granted the lenders thereto a first-priority security interest in all assets of the Company, including its intellectual property, subject to certain agreed-upon exceptions. The Barings Credit Agreement includes negative covenants restricting the Company from making payments to the holders of the Convertible Notes, except in connection with a proposed conversion to equity and with respect to certain permitted expenses and requiring the Company to maintain a minimum liquidity amount of $20,000. The Barings Credit Agreement also includes customary affirmative and negative covenants.

The Company determined that the embedded obligation to pay the Barings Royalty Fee (the “Barings Royalty Fee Obligation”) is required to be separated from the Barings Credit Facility and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of proceeds to the Barings Royalty Fee Obligation resulted in a discount on the Barings Credit Facility. The Company is amortizing the discount to interest expense over the term of the Barings Credit Facility using the effective interest method. Accrued or paid Barings Royalty Fees are included in the change in fair value of derivative liabilities on the consolidated statements of operations and comprehensive loss (Note 9).

A summary of the Barings Credit Facility at March 31, 2024 and December 31, 2023 is as follows:

	March 31,	December 31,
	2024	2023
Barings Credit Facility	$82,474	82,474
Less: unamortized discount	(16,018)	(16,687)
Total	$66,456	65,787

As of March 31, 2024, the full principal for the Barings Credit Facility of $82,474 was due for repayment in 2029.

Convertible Notes

On March 1, 2019, the Company issued $37,500 of convertible notes, which accrued interest at an annual rate of 6% of their outstanding principal amount which was payable, along with the principal amount, at maturity unless earlier converted, repurchased or redeemed (as amended the “Convertible Notes”). The terms and conditions of the Convertible Notes are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024.

The Company determined that the embedded conversion option was required to be separated from the Convertible Notes and accounted for the embedded conversion option as a freestanding derivative instrument subject to derivative accounting (the “Conversion Option Derivative Liability”).

On March 28, 2024, the Company issued 5,769,232 shares of its common stock with a total fair value of $52,499 (Note 10) to the holder of the Convertible Notes in connection with the conversion of the principal amount of the Convertible Notes (the “Conversion”) and paid the holder $11,361 for accrued interest. The extinguishment of obligations under the Convertible Notes and the resulting derecognition of the principal of the Convertible Notes ($37,500), the unamortized discount ($27,950), and the Conversion Option Derivative Liability ($15,000), resulted in a net loss of $27,950, which was charged to losses on extinguishment of debt on the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024.

MidCap Credit Agreement

The Company entered into a credit and security agreement in 2014 (as amended, the “MidCap Credit Agreement”) establishing a credit facility (the “MidCap Credit Facility”). The terms and conditions of the MidCap Credit Agreement and the MidCap Credit Facility are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. In connection with entering into the Barings Credit Facility, in August 2023 the Company paid MidCap Financial Trust, as administrative agent, and its other lenders an aggregate of $26,157 in satisfaction of the Company’s obligations under the MidCap Credit Facility. In connection with its satisfaction of its obligations, the Company extinguished the MidCap Credit Facility, and all liens and security interests securing the indebtedness under the MidCap Credit Agreement were released.

On March 12, 2023, the Company requested, and received, a protective advance of $2,000 under the MidCap Credit Agreement as a short-term bridge loan in response to the closure of Silicon Valley Bank by the California Department of Financial Protection and Innovation. This protective advance was deemed a credit extension. The Company repaid the full principal amount of $2,000 in March 2023.

8. Derivative Liability

Barings Credit Agreement

The Barings Credit Agreement (Note 7) contains an embedded Royalty Fee Obligation that meets the criteria to be bifurcated and accounted for separately from the Barings Credit Facility (the “Royalty Fee Derivative Liability”). The Royalty Fee Derivative Liability was recorded at fair value upon the entering into the Barings Credit Facility and is subsequently remeasured to fair value at each reporting period. The Royalty Fee Derivative Liability was initially valued and is remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis with the embedded Royalty Fee Obligation and then valuing the instrument without the embedded Royalty Fee Obligation. Royalty payments are estimated using a Monte Carlo simulation. Refer to Note 9 for details regarding the determination of fair value.

A roll-forward of the Royalty Fee Derivative Liability is as follows:

As of
Balance at December 31, 2023	$12,389
Change in fair value	7,235
Balance at March 31, 2024	$19,624

Convertible Notes

The Convertible Notes (Note 7), which were extinguished in March 2024, contained the Conversion Option Derivative Liability, an embedded conversion option that meets the criteria to be bifurcated and accounted for separately from the Convertible Notes. The Conversion Option Derivative Liability was recorded at fair value upon the issuance of the Convertible Notes and was subsequently remeasured to fair value at each reporting period. The Conversion Option Derivative Liability was initially valued and was subsequently remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis with the embedded conversion option and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option is the fair value of the derivative, recorded as the Conversion Option Derivative Liability. Refer to Note 9 for details regarding the determination of fair value.

A roll-forward of the Conversion Option Derivative Liability is as follows:

As of
Balance at December 31, 2023	$17,598
Change in fair value	(2,598)
Balance at March 28, 2024	15,000
Extinguishment in connection with Conversion	(15,000)
Balance at March 31, 2024	$—

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

Three specialty distributor customers accounted for the following percentages of the Company’s total revenue:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Customer 1	51%	52%
Customer 2	20	25
Customer 3	13	13

Three specialty distributor customers accounted for the following percentages of the Company’s accounts receivable, net:

	As of
	March 31,	December 31,
	2024	2023
Customer 1	51%	50%
Customer 2	24	28
Customer 3	13	11

Change in Fair Value of Derivative Liabilities

Other income (expenses) from the change in the fair values of derivative liabilities as presented on the Company’s consolidated statements of operations and comprehensive loss includes the following:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Change in the fair value of the Conversion Option Derivative Liability	$2,598	$(6,563)
Change in the fair value of Royalty Fee Derivative Liability	(7,235)	—
Barings Royalty Fee	(515)	—
Total	$(5,152)	$(6,563)

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$475,764	$—	$—	$475,764

Liability:
Derivative liability	$—	$—	$19,624	$19,624

	Fair Value Measurements as of
	December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$187,951	$—	$—	$187,951

Liability:
Derivative liabilities	$—	$—	$29,987	$29,987

Barings Credit Agreement and Royalty Fee Derivative Liability

At March 31, 2024, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $67,341, comprised of the $66,456 non-current liability (Note 7) and $885 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $75,929 at March 31, 2024. At December 31, 2023, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $66,590 comprised of the $65,787 non-current liability (Note 7) and $803 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $72,295 at December 31, 2023.

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

The main inputs to valuing the Royalty Fee Derivative Liability are as follows:

	As of
	March 31,	December 31,
	2024	2023
Revenue volatility	70.0%	67.0%
Revenue discount rate	16.1%	15.8%

Convertible Notes and Conversion Option Derivative Liability

At December 31, 2023, the Convertible Notes, net of the Conversion Option Derivative Liability, were carried at amortized cost totaling $20,024, comprised of the $9,138 non-current liability (Note 7) and $10,886 accrued interest (Note 6).

The fair value of the Convertible Notes with and without the conversion option as of December 31, 2023 was estimated using a binomial lattice approach. The use of this approach required the use of Level 3 unobservable inputs. The main input when determining the fair value of the Convertible Notes was the bond yield that pertained to the host instrument without the conversion option. The significant assumption used in determining the bond yield was the market yield movements of a comparable instrument issued as of the valuation date, which was assessed and updated each period. The main input when determining the fair value for disclosure purposes was the bond yield which was updated each period to reflect the yield of a comparable instrument issued as of the valuation date. The fair value of the Conversion Option Derivative Liability immediately before the Conversion was determined based on the intrinsic value of the separated conversion option.

10. Equity

On February 21, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement an aggregate of 32,413,560 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a price of $7.52 per share, and, to certain Investors in lieu of Shares, pre-funded warrants to purchase 10,805,957 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a price of $7.519 per Pre-Funded Warrant (the “2024 Private Placement”). Each Pre-Funded Warrant issued in the 2024 Private Placement has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until the Pre-Funded Warrant is exercised in full. The 2024 Private Placement closed on February 26, 2024. The Company received total net proceeds from the 2024 Private Placement of approximately $316,353 after deducting placement agent fees and offering expenses. The Company accounts for the Pre-Funded Warrants as a component of permanent equity. In connection with entering into the Securities Purchase Agreement, also on February 21, 2024, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to register for resale the Shares and the shares of the Company’s common stock issuable upon exercise of the Pre-Funded Warrants (together with the Shares, the “Registrable Securities”). The Company filed a registration statement regarding the Registrable Securities on Form S-3 with the SEC on March 25, 2024.

On March 28, 2024, the Company issued 5,769,232 shares of its common stock to the holder of the Convertible Notes in connection with the Conversion. The newly issued shares of common stock were valued at fair value, being the closing price of the Company’s common stock on that day, and resulted in an increase in additional paid-in capital of $52,499.

On August 9, 2021, the Company and Jefferies LLC (“Jefferies”) entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. The Company did not offer or sell shares of its common stock under the 2021 Sales Agreement during the three months ended March 31, 2024 and 2023, respectively.

11. Stock-Based Awards

For the three months ended March 31, 2024, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the 2014 Employee Stock Purchase Plan (the “ESPP”) (collectively, the “Stock Plans”). The terms and conditions of the Stock Plans are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. On February 20, 2024, the Company’s board of directors amended the 2019 Inducement Plan to increase the aggregate number of shares issuable thereunder from 1,054,000 to 3,804,000 shares of common stock. On January 1, 2024, the number of shares available for issuance under the ESPP increased from 398,784 to 606,186.

During the three months ended March 31, 2024, the Company granted options to purchase 5,817,746 shares of common stock at a weighted exercise price of $7.29 per share. Of these, options to purchase 4,290,727 shares of common stock were granted under the 2021 Plan, and options to purchase 1,527,019 shares of common stock were granted under the 2019 Inducement Plan.

During the three months ended March 31, 2024, the Company granted 2,278,416 restricted stock units (“RSUs”). Of these, 1,343,137 RSUs were granted under the 2021 Plan, and 935,279 RSUs were granted under the 2019 Inducement Plan. Each RSU is settleable for one share of common stock upon vesting.

During the three months ended March 31, 2024, 308,681 stock options and 119,604 RSUs expired or were forfeited.

As of March 31, 2024, 994,099, 819,077, and 606,186 shares of common stock remained available for issuance under the 2021 Plan, the 2019 Inducement Plan, and the ESPP, respectively.

The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of its unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
	2024	2023
Research and development	$1,453	$1,141
Selling and marketing	837	1,043
General and administrative	5,688	2,388
	$7,978	$4,572

As of March 31, 2024, the Company had an aggregate of $52,872 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.1 years.

12. Income Taxes

The Company did not provide for any income taxes in its unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, respectively. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2024 and December 31, 2023, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

13. Net Loss Per Share

Basic net loss per share was calculated as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(64,848)	$(30,318)
Denominator:
Weighted average common shares outstanding, basic	132,021,945	77,386,287
Net loss per share - basic	$(0.49)	$(0.39)

For the three months ended March 31, 2024 and 2023, respectively, there was no dilutive impact from potentially issuable common shares, therefore, diluted net loss per share was the same as basic net loss per share. As of March 31, 2024, the Pre-Funded Warrants (Note 10) are included in the calculation of basic and diluted net loss per share.

The Company excluded the following potentially issuable common shares, outstanding as of March 31, 2024 and 2023, respectively, from the computation of diluted net loss per share for the three months ended March 31, 2024 and 2023, respectively, because they had an anti-dilutive impact.

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	20,660,472	16,546,260
Restricted stock units	3,253,436	1,708,741
Shares issuable in connection with conversion of Convertible Notes, if converted	—	5,769,232
	23,913,908	24,024,233

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

15. Related Party Transactions

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. Christopher White, who served as the Company’s Chief Business Officer until March 6, 2024, is the brother of a partner at WilmerHale who has not participated in providing legal services to the Company. The Company incurred fees for legal services rendered by WilmerHale of approximately $1,080 and $394 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there was $0 and $298 recorded in accounts payable for WilmerHale. As of March 31, 2024 and December 31, 2023, there was $1,014 and $0 recorded in accrued expenses for WilmerHale.

The Company has engaged Heier Consulting, LLC (“Heier Consulting”), an entity affiliated with Jeffrey Heier, M.D. a former member of the Company’s Board of Directors and the Company’s current Chief Scientific Officer, to provide advice or expertise on one or more of the Company’s development-stage drug or medical device products relating to retinal diseases or conditions under a consultant agreement. On February 21, 2024, the Company entered into an employment agreement with Dr. Heier (the “Heier Employment Agreement”) under which Dr. Heier agreed to serve as Chief Scientific Officer of the Company on a part-time basis, working 50% of a full-time schedule. In connection with entering into the Heier Employment Agreement, the Heier Consulting Agreement was terminated. In addition, in connection with his commencement of employment, Dr. Heier resigned from the Company’s board of directors, effective February 21, 2024. Compensation for the consulting services was in the form of cash and stock-based awards. The total grant date fair value of stock-based awards granted to Dr. Heier was $96, which was recognized to expense on a straight-line basis over the respective vesting periods. The Company incurred cash-based fees for services rendered by Heier Consulting of approximately $5 and $2 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there was $0 and $6 recorded in accounts payable for Heier Consulting. As of March 31, 2024 and December 31, 2023, there was $5 and $0 recorded in accrued expenses for Heier Consulting.

16. Subsequent Events

On April 16, 2024, the board of directors of the Company amended the Company’s 2019 Inducement Plan, as amended, to increase the aggregate number of shares issuable thereunder from 3,804,000 to 4,804,000 shares of common stock.

On May 1, 2024 the Company executed a separation and release of claims agreement (the “Separation Agreement”) with Antony Mattessich, who served as the Company’s President and Chief Executive Officer until April 14, 2024. In accordance with the terms of his employment agreement and subject to the Separation Agreement becoming effective, Mr. Mattessich is entitled to receive, among other consideration, (i) twenty-four (24) months of pay at his most recent base salary rate; (ii) the acceleration of any equity awards (including for any stock options and restricted stock units) held by him that vest solely based on his continued performance of services to the Company, so such equity awards become vested, exercisable and nonforfeitable with respect to the portion of such equity awards that would otherwise have vested, become exercisable or become nonforfeitable as of May 2, 2026; and (iii) a period of 24 months to exercise stock option awards, subject to the terms of the stock incentive plans under which such options have been granted and the final exercise dates under the stock option agreements evidencing the grant of such stock options. The Company cannot make an estimate of the impact of the Separation Agreement on its consolidated financial statements at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

Our Company

We are a biopharmaceutical company committed to enhancing people’s vision and quality of life through the development and commercialization of innovative therapies for wet age-related macular degeneration, or wet AMD, diabetic retinopathy, or DR, and other diseases and conditions of the eye. AXPAXLI (axitinib intravitreal implant, also known as OTX-TKI), our product candidate for retinal disease, is based on our ELUTYX proprietary bioresorbable hydrogel-based formulation technology. AXPAXLI is currently in a Phase 3 clinical trial for wet AMD, which we refer to as the SOL-1 trial. Our clinical portfolio also includes PAXTRAVA (travoprost intracameral implant, also known as OTX-TIC), currently in a Phase 2 clinical trial for the treatment of open-angle glaucoma, or OAG, or ocular hypertension, or OHT. AXPAXLI is also currently in a Phase 1 clinical trial for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS trial.

Our expertise in the formulation, development and commercialization of innovative therapies and our ELUTYX platform supported the development and launch of our first commercial drug product, DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration, or FDA, for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis. ELUTYX is also the foundation for two other clinical-stage assets, OTX-CSI (cyclosporine intracanalicular insert) for the chronic treatment of dry eye disease and OTX-DED (dexamethasone intracanalicular insert) for the short-term treatment of the signs and symptoms of dry eye disease, as well as several preclinical programs.

Key Business and Financial Developments

AXPAXLI for wet AMD

We are currently conducting the SOL-1 trial, a pivotal Phase 3 clinical trial for the treatment of wet AMD. The SOL-1 trial is designed as a prospective, multi-center, randomized, parallel-group trial that we expect to be run primarily at U.S. sites, as well as sites in Argentina and several other countries. The SOL-1 trial is designed as a superiority trial comparing a single optimized implant of AXPAXLI with a drug load of 450 µg of axitinib to a single injection of aflibercept and assessing the safety and efficacy of AXPAXLI in subjects with wet AMD by measuring Best Corrected Visual Accuity, or BCVA, and central subfield thickness. We are conducting the SOL-1 trial in accordance with a Special Protocol Assessment, or SPA, agreement letter we received in October 2023 from the FDA regarding the proposed clinical trial protocol and the statistical analysis plan and a subsequent SPA agreement modification letter we received from the FDA in January 2024 regarding the formulation of AXPAXLI to be used and the trial’s inclusion criteria.

We plan to enroll approximately 300 evaluable wet AMD subjects who are treatment naïve in the study eye with good visual acuity and a diagnosis of macular choroidal neovascularization at screening in the SOL-1 trial. Every enrolled subject will receive two aflibercept injections between the initial screening visit and Day 1: one at week -8 and another at week -4. Subjects reaching approximately 20/20 vision or experiencing an improvement of 10 Early Treatment of Diabetic Retinopathy Study, or ETDRS, letters after these injections, in addition to satisfying other enrollment criteria, will then be randomized in the trial at Day 1 to receive either one implant of AXPAXLI in the investigational arm or one injection of aflibercept in the control arm. All subjects will then be followed every month and rescued as needed with supplemental anti-VEGF treatment based on pre-specified criteria. The primary endpoint is the proportion of subjects who maintained visual acuity, defined as a BCVA loss of less than 15 letters on the ETDRS chart at week 36. Our pre-specified rescue criteria are a loss of 15 or more letters on the ETDRS chart compared to baseline, or a new hemorrhage that is deemed to be likely to cause irreversible vision loss. A loss of 15 letters or more on the ETDRS chart at any time in the trial would be considered as having met the endpoint as a treatment failure.

The first subjects in the SOL-1 trial were screened and received their first aflibercept injection in February 2024, and we started randomizing subjects in April 2024. We expect to complete enrollment of the SOL-1 trial by the end of the first quarter of 2025. We plan to enter into additional clinical trials of AXPAXLI for the treatment of wet AMD. We intend to pursue additional discussions with the FDA to guide development of these additional clinical trials. We are also developing a potential next-generation injector that we believe could improve the administration of AXPAXLI to the eye. If we were to obtain favorable results from the SOL-1 trial and any additional clinical trials we conduct for wet AMD, we plan to submit a New Drug Application, or NDA, with the FDA for marketing approval of AXPAXLI for the treatment of wet AMD.

AXPAXLI for NPDR

We are currently conducting the HELIOS trial, a U.S.-based, multicenter, double-masked, randomized, parallel group Phase 1 study evaluating the safety, tolerability and biological activity of a single injection of AXPAXLI in patients with moderately severe to severe NPDR without diabetic macular edema. We dosed our first subject in February 2023. We started conducting the Phase 1 clinical trial initially under an exploratory IND, which was subsequently converted to a traditional IND. We have enrolled 22 subjects with diabetic retinopathy secondary to type 1 or type 2 diabetes who had not had an anti-VEGF injection in the prior 12 months or diabetic macular edema in the prior six months, randomized 2:1 to either a single implant of AXPAXLI containing 600 µg of axitinib or sham control. In April 2024, we announced topline data from the HELIOS trial. AXPAXLI was generally well tolerated with no inflammation observed including no incidence of iritis, vitritis or vasculitis. No patients in either arm received rescue medication. Six of 13 (46.2%) patients in the AXPAXLI group experienced a 1 or 2-step improvement in the Diabetic Retinopathy Severity Scale, or DRSS, at 40 weeks, with two of the six experiencing a 2-step improvement. No patients in the control group showed a 1- or 2-step improvement at the same time point. No patients in the AXPAXLI group experienced any worsening in DRSS. One of eight (12.5%) patients in the control group experienced worsening in the DRSS at 40 weeks. A single injection of AXPAXLI provided durable DRSS improvement up to 40 weeks.

We plan to seek a Type C meeting with the FDA and to determine our next steps for AXPAXLI for the treatment of patients with NPDR following that meeting.

PAXTRAVA

We are conducting a U.S.-based Phase 2 prospective, multi-center, randomized, controlled clinical trial evaluating the safety, tolerability and efficacy of PAXTRAVA for the treatment of subjects with primary OAG or OHT under an IND. The Phase 2 clinical trial was initially designed to include approximately 105 subjects at 15 to 20 sites between three arms of approximately 35 subjects each to evaluate two formulations of PAXTRAVA for the treatment of OAG or OHT in subjects compared to DURYSTA. The non-study eye of each subject receives a topical prostaglandin analog daily, if not contraindicated. The primary efficacy endpoint is measured by diurnal IOP mean change from baseline (8 a.m., 10 a.m. and 4 p.m.) at two, six and 12 weeks. The active comparator control arm receives one injection of DURYSTA in one eye and a topical prostaglandin analog daily in the non-study eye, if not contraindicated. In April 2024, we presented 6-month topline data from this Phase 2 clinical trial at the 2024 American Society of Cataract and Refractive Surgery Annual Meeting. In the trial, the PAXTRAVA 26 µg single implant demonstrated consistent control of intraocular pressure, or IOP, through six months, as statistically significant IOP changes from baseline were observed for every individual and mean diurnal measurement at primary endpoints Week 2 (M0.5), Week 6 (M1.5), and Week 12 (M3), as well as secondary endpoints Months 4.5 and 6 (p<0.0001), although no formal statistical testing was prespecified by the clinical trial protocol. Clinically meaningful mean IOP reduction of approximately 24-30% from baseline over six months was observed. A majority (81.3%) of treated eyes did not require additional IOP-lowering therapy through six months, indicating sustained and consistent treatment effects.

PAXTRAVA 26 µg was generally well tolerated with no impact on corneal endothelium having been observed at six months following a single administration of the product candidate. The majority of adverse events, or AEs, observed were mild in severity and generally resolved with topical medical treatment. Most ocular AEs within three days were deemed related to the injection procedure by the investigators. AEs observed more than three days post-injection procedure were consistent with the travoprost label. There was one serious AE in the trial, where an implant required removal, which the investigator assessed to be likely due to a peri-implantation bacterial infection.

Consistent bioresorption of the implant coupled with the durable effect observed in the Phase 2 trial suggests redosing could be possible without the risk of stacking implants. We are conducting a pilot repeat-dose sub study in the Phase 2 clinical trial to evaluate the safety of a repeat, sustained-release dose in a small subset of subjects with OAG or OHT.

We plan to seek an end-of-Phase 2 meeting with the FDA and to determine our next steps for PAXTRAVA for the treatment of OAG or OHT following that meeting. We are also developing a potential next-generation injector that we believe could improve the administration of therapy.

Commercial

Our net product revenue generated from the sale of DEXTENZA was $14.7 million for the three months ended March 31, 2024, reflecting an increase of $1.6 million or 11.8% over the three months ended March 31, 2023, and an increase of $0.1 million or 0.1% over the three months ended December 31, 2023.

We believe that DEXTENZA is currently used in less than 5% of cataract procedures and that commercial growth may be driven by a continued focus on sales to ambulatory surgery centers, or ASCs, with specific focus on strategic corporate accounts that own and control multiple ASCs.

2024 Private Placement

In February 2024, we sold in a private placement 32,413,560 shares of our common stock at $7.52 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 10,805,957 shares of our common stock at a price of $7.519 per pre-funded warrant for total net proceeds to us of approximately $316.4 million, after deducting placement agent fees and other offering expenses, or the 2024 Private Placement. Each pre-funded warrant has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until exercised in full.

Convertible Notes

In March 2024, the holder of our $37.5 million unsecured senior subordinated convertible notes, or the Convertible Notes, converted the principal amount of the Convertible Notes, and we issued to the holder of the Convertible Notes 5,769,232 shares of our common stock with a total fair value of $52.5 million and paid $11.4 million for accrued interest. The accounting for the extinguishment of the Convertible Notes resulted in a non-cash loss of $28.0 million.

Components of our Financial Performance

Revenue

We recognize product revenue when we sell DEXTENZA in the United States to a network of specialty distributors on a direct basis, who then resell the product to ASCs, hospital out-patient departments, or HOPDs, and physicians’ offices, and when we sell DEXTENZA on a direct basis to a small number of ASCs. We refer to these resales from the specialty distributors to the ASCs and HOPDs as in-market unit sales. We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions.

Operating Expenses

Cost of Product Revenue

Cost of product revenue consists of costs of DEXTENZA product revenue, which include:

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

Other Income (Expense)

Interest Expense. Interest expense is incurred on our debt. In August 2023, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility, or the Barings Credit Facility, in the aggregate principal amount of $82.5 million. For the three months ended March 31, 2024, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal) and the Convertible Notes ($37.5 million outstanding principal through March 28, 2024, no outstanding principal thereafter).

Change in Fair Value of Derivative Liabilities. In August 2023, in connection with entering into the Barings Credit Agreement, we identified an embedded derivative liability, which we were required to measure at fair value at inception and then are required to measure at the end of each reporting period until the embedded derivative is settled. In 2019, in connection with the issuance of our Convertible Notes, we identified an embedded derivative liability, which we were required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. The settlement of the derivative liability related to the Convertible Notes occurred on March 28, 2024. The changes in fair value of these derivative liabilities are recorded through the condensed consolidated statement of operations and comprehensive loss and are presented under the caption “change in fair value of derivative liabilities”.

Losses from Debt Extinguishment. In March 2024, the holder of the Convertible Notes converted the Convertible Notes. In connection with the conversion, our obligations under the Convertible Notes extinguished, resulting in a loss on extinguishment.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$14,715	$13,214	$1,501
Collaboration revenue	59	160	(101)
Total revenue, net	14,774	13,374	1,400
Costs and operating expenses:
Cost of product revenue	1,326	1,214	112
Research and development	20,735	14,747	5,988
Selling and marketing	10,183	10,835	(652)
General and administrative	14,147	9,127	5,020
Total costs and operating expenses	46,391	35,923	10,468
Loss from operations	(31,617)	(22,549)	(9,068)
Other income (expense):
Interest income	3,922	563	3,359
Interest expense	(4,051)	(1,768)	(2,283)
Change in fair value of derivative liabilities	(5,152)	(6,563)	1,411
Loss on extinguishment of debt	(27,950)	—	(27,950)
Other expense	—	(1)	1
Total other income (expense), net	(33,231)	(7,769)	(25,462)
Net loss	$(64,848)	$(30,318)	$(34,530)

Product Revenue, net

Our product revenue, net was $14.7 million and $13.2 million for the three months ended March 31, 2024 and 2023, respectively, reflecting an increase of $1.5 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total gross-to-net provisions for the three months ended March 31, 2024 and 2023 were 36.1% and 28.1%, respectively, of gross DEXTENZA product sales. Effective April 1, 2024, we increased the wholesale acquisition cost, or WAC, for DEXTENZA and the off-invoice discount, or OID, under our rebate program. The OID amounts are generally determined at the time of resale by specialty distributors or direct sales to ASCs by us. The total gross-to-net provision for the three months ended March 31, 2024 includes timing effects related to this increase, as units that we sold to specialty distributors under the pre-April 1, 2024 WAC through March 31, 2024 will be subject to the increased OID to the extent that such units are sold in-market by specialty distributors to ASCs, HOPDs, and physicians’ offices after March 31, 2024. We expect that the gross-to-net provision relative to gross DEXTENZA product sales will increase as a result of this change.

Collaboration Revenue

We recognized $0.1 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of PAXTRAVA during the three months ended March 31, 2024 compared to $0.2 million in the three months ended March 31, 2023. We recognize collaboration revenue based on a cost-to-cost method.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for wet AMD	$5,493	$1,785	$3,708
PAXTRAVA for OAG or OHT	993	654	339
AXPAXLI for DR	832	601	231
DEXTENZA for post-surgical ocular inflammation and pain	593	449	144
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	265	54	211
OTX-CSI for treatment of dry eye disease	—	102	(102)
Preclinical programs	532	975	(443)
Unallocated expenses:
Personnel costs	8,359	7,341	1,018
All other costs	3,668	2,786	882
Total research and development expenses	$20,735	$14,747	$5,988

Research and development expenses were $20.7 million and $14.7 million for the three months ended March 31, 2024 and 2023, respectively, reflecting an increase of $6.0 million year-over-year.

Within research and development expenses, expenses for clinical programs increased $4.5 million, unallocated expenses increased $1.9 million, and expenses for preclinical programs decreased $0.4 million.

For the three months ended March 31, 2024, we incurred $8.7 million in direct research and development expenses for our products and product candidates compared to $4.6 million for the three months ended March 31, 2023. The increase of $4.1 million is related to timing and conduct of our various clinical trials for our product candidates, including the SOL-1 trial and the HELIOS trial, partially offset by reduced development activities related to our preclinical programs.

We expect that clinical trial expenses for our product candidates will increase for the remainder of 2024 and beyond, as we progress with the SOL-1 trial; complete the HELIOS trial; continue the substudy in the Phase 2 clinical trial of PAXTRAVA for the treatment of primary OAG or OHT; initiate our planned additional clinical trials of AXPAXLI for wet AMD; and initiate any other clinical trials of our product candidates that we might determine in the future to conduct. We expect that personnel costs will increase for the remainder of 2024 and beyond, as we have recently strengthened and continue to strengthen our leadership team and our clinical teams with the addition of several retinal disease experts and other key professionals.

Selling and Marketing Expenses

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$7,353	$7,561	$(208)
Professional fees	1,563	2,078	(515)
Facility-related and other	1,267	1,196	71
Total selling and marketing expenses	$10,183	$10,835	$(652)

Selling and marketing expenses were $10.2 million and $10.8 million for the three months ended March 31, 2024 and 2023, respectively, reflecting a decrease of $0.7 million year-over-year.

The decrease was primarily due to a decrease of $0.5 million in professional fees, including consulting, and a decrease in personnel-related costs, including stock-based compensation, of $0.2 million, partially offset by an increase in facility-related and other costs of $0.1 million.

We expect our selling and marketing expenses to increase slightly for the remainder of 2024 and beyond as we continue to support the commercialization of DEXTENZA.

General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$9,757	$5,840	$3,917
Professional fees	3,818	2,881	937
Facility-related and other	572	406	166
Total general and administrative expenses	$14,147	$9,127	$5,020

General and administrative expenses were $14.1 million and $9.1 million for the three months ended March 31, 2024 and 2023, respectively, reflecting an increase of $5.0 million year-over-year.

The increase was primarily due to an increase of $3.9 million in personnel-related costs, including stock-based compensation, an increase in professional fees of $0.9 million, and an increase of $0.2 million in facility-related and other costs. Personnel-related costs, including stock-based compensation, for the three months ended March 31, 2024 include $2.8 million related to accrued severance and acceleration of stock-based compensation for certain employees who departed during the three months ended March 31, 2024.

We anticipate that our general and administrative expenses will increase for the remainder of 2024 and beyond as we support our continued clinical development of our product candidates. During the three months ended March 31, 2024, we made several changes to our leadership team, which are expected to result in an increase in personnel-related costs, including stock-based compensation. We also anticipate that we will continue to incur increased administrative support, accounting, audit, legal, intellectual property, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Other Income (Expense), Net

Interest Income. Interest income was $3.9 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, reflecting an increase of $3.3 million year-over-year. The increase is primarily due to a higher average balance of cash and cash equivalents held by us, and higher interest rates.

Interest Expense. Interest expense was $4.1 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively, reflecting an increase of $2.3 million year-over-year. The increase is primarily due to higher balances of debt outstanding as a result of us drawing $82.5 million of debt under the Barings Credit Facility in August 2023, partially offset by us paying off the MidCap Credit Facility, as defined below, of $25.0 million in August 2023.

Change in Fair Value of Derivative Liabilities. We recognized a non-cash loss from the change in fair values of our derivative liabilities of $5.2 million for the three months ended March 31, 2024, compared to a loss of $6.6 million for the three months ended March 31, 2023. The net loss for the three months ended March 31, 2024 comprises of a loss of $7.2 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement, and $0.5 million related to royalty fees under the Barings Credit Agreement that we paid or accrued, partially offset by a gain of $2.6 million from the change in the fair value of the derivative liability related to a conversion option embedded in the Convertible Notes. The loss for the three months ended March 31, 2023 results solely from the change in the fair value of the derivative liability related to the Conversion Option. We cannot predict how the fair value of the derivative liabilities will change in 2024 and beyond.

Loss on extinguishment of debt. We recognized a non-cash loss on extinguishment from the conversion of the Convertible Notes in March 2024 of $28.0 million.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our preferred stock, public offerings and private placements of our common stock, borrowings under credit facilities, the private placements of our convertible notes, and sales of our products.

As of March 31, 2024, we had cash and cash equivalents of $482.9 million, and outstanding notes payable with a principal amount of $82.5 million par value under the Barings Credit Facility.

In February 2024, we sold 32,413,560 shares of our common stock at $7.52 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 10,805,957 shares of our common stock at a price of $7.519 per pre-funded warrant for total net proceeds of approximately $316.4 million, after deducting placement agent fees and other offering expenses, in the 2024 Private Placement. Each pre-funded warrant has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until exercised in full.

On December 18, 2023, we sold 35,420,000 shares of our common stock in an underwritten public offering at a public offering price of $3.25 per share. The total net proceeds of the public offering to us were approximately $107.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

Funding Requirements

We have a history of incurring significant operating losses. Our net losses were $64.8 million for the three months ended March 31, 2024, and $80.7 million and $71.0 million for the years ended December 31, 2023 and 2022, respectively. As of March 31, 2024, we had an accumulated deficit of $762.4 million.

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development, specifically AXPAXLI for the treatment of wet AMD, and as we support the commercialization of DEXTENZA and the potential commercialization of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue our ongoing clinical trials, including the SOL-1 trial of AXPAXLI for the treatment of wet AMD; our Phase 1 clinical trials of AXPAXLI for the treatment of wet AMD; the HELIOS trial of AXPAXLI for the treatment of NPDR; our Phase 2 clinical trial of PAXTRAVA for the treatment of OAG or OHT; and our Phase 2 clinical trial of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;
●	continue to monitor subjects according to the applicable clinical trial protocols in our clinical trials that have been completed, including our clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery;

●	initiate our planned additional clinical trials of AXPAXLI for wet AMD and any additional clinical trials we might determine in the future to conduct for our product candidates;
●	continue to commercialize DEXTENZA in the United States;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any other products or product candidates we intend to commercialize;
●	conduct or support research and development activities on, and seek regulatory approvals for, DEXTENZA and PAXTRAVA in specified Asian markets pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;
●	continue the research and development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	renovate our existing facilities including research and development laboratories, manufacturing space and office space;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings, if any;
●	make investments to improve our defenses against cybersecurity threats and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

The amount and timing of these expenses determines our future capital requirements.

Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of March 31, 2024 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2028. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;

●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future, including cost increases due to inflation;
●	the progress, costs and outcome of our ongoing and planned clinical trials of AXPAXLI for the treatment of wet AMD,
●	the scope, progress, costs and outcome of preclinical development and any additional clinical trials we might determine in the future to conduct for our product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments and royalty payments.  To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our securityholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing securityholders’ rights as holders or beneficial owners of our common stock.  Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  The covenants under the Barings Credit Facility and our pledge of our assets as collateral to secure our obligations under the Barings Credit Facility pursuant to which we have a total borrowing capacity of $82.5 million, which has been fully drawn down, may limit our ability to obtain additional debt or other financing. If we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, products or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Cash used in operating activities	$(33,887)	$(19,973)
Cash used in investing activities	(255)	(3,379)
Cash provided by financing activities	321,223	78
Net increase (decrease) in cash and cash equivalents	$287,081	$(23,274)

Operating activities. Net cash used in operating activities was $33.9 million for the three months ended March 31, 2024, primarily resulting from our net loss of $64.8 million, adjusted for losses on extinguishment of debt of $28.0 million, changes in the fair value of our derivative liabilities of $5.2 million, and other non-cash items of $10.9 million, partially offset by net unfavorable changes in operating assets and liabilities of $13.2 million. Our net loss was primarily attributed to research and development activities, selling and marketing costs, our general and administrative expenses, and other non-operating expenses of $33.2 million, partially offset by $14.8 million of revenue. Our other non-cash items were $8.0 million of stock-based compensation expense, $2.0 million in non-cash interest expense, and $0.9 million in depreciation and amortization expense. Net cash used by net unfavorable changes in our operating assets and liabilities during the three months ended March 31, 2024 consisted primarily of net decreases of accrued expenses of $14.0 million, which include a $11.4 million payment of interest to the holder of the Convertible Notes and other items, net, of $0.7 million, partially offset by increases of accounts payable, excluding accounts payable related to additions to property and equipment, of $1.7 million.

Net cash used in operating activities was $20.0 million for the three months ended March 31, 2023, primarily resulting from our net loss of $30.3 million, adjusted for changes in the fair value of a derivative liability of $6.6 million and $3.8 million of other non-cash items and changes in operating assets and liabilities. Our net loss was primarily attributed to research and development activities, selling and marketing costs, our general and administrative expenses, and our other income, partially offset by $13.4 million of revenue. Our other non-cash items during the three months ended March 31, 2023 consisted primarily of $4.6 million of stock-based compensation expense, $1.2 million in non-cash interest expense, and $0.5 million in depreciation and amortization expense, partially offset by $2.5 million unfavorable changes in our operating assets and liabilities. Net cash used by unfavorable changes in our operating assets and liabilities during the three months ended March 31, 2023 consisted primarily of decreases in accrued expenses, excluding accrued non-cash interest, of $2.6 million and increases of prepaid expenses and other current assets of $0.7 million, partially offset by increases in accounts payable of $1.0 million.

Investing activities. Net cash used in investing activities was $0.3 million for the three months ended March 31, 2024, consisting of cash used to purchase property and equipment and leasehold improvements. Net cash used in investing activities was $3.4 million for the three months ended March 31, 2023, consisting of cash used to purchase property and equipment, primarily consisting of leasehold improvements.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2024 was $321.2 million and consisted of total net proceeds from the issuance of common stock and pre-funded warrants in a private placement of approximately $316.4 million, and proceeds from the exercise of stock options of $4.9 million.

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.1 million and consisted of proceeds from the exercise of stock options of $0.1 million. In March 2023, we requested a protective advance of $2.0 million under our Fourth Amended and Restated Credit and Security Agreement with MidCap Financial Trust, as administrative agent, and the lenders party thereto, in response to the closure of Silicon Valley Bank, which was deemed a credit extension. We repaid the full principal amount of $2.0 million in March 2023.

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$10,190	$2,288	5,382	2,520	—
Barings Credit Agreement	82,474	—	—	—	82,474
Total	$92,664	$2,288	$5,382	$2,520	$82,474

The table above includes our enforceable and legally binding obligations and future commitments at March 31, 2024, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at March 31, 2024. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

We enter into contracts in the normal course of business to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts which are not included in contractual obligations and commitments.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts and certain office equipment under operating leases that expire in July 2027 and July 2028.

The commitments under the Barings Credit Agreement represent repayment of principal only. Future payments of interest under the Barings Credit Agreement depends on the level of the Secured Overnight Financing Rate, and future payments of royalty fees depend on our future revenue from DEXTENZA, both of which cannot be estimated at this time.

We have in-licensed a significant portion of our intellectual property from Incept, an intellectual property holding company, under an amended and restated license agreement, or the Incept License Agreement, that we entered into with Incept in January 2012, which was most recently amended in September 2018. We are obligated to pay Incept a royalty equal to a low-single-digit percentage of net sales made by us or our affiliates of any products, devices, materials, or components thereof, or the Licensed Products, including or covered by Original IP (as defined in the Incept License Agreement), excluding the Shape-Changing IP (as defined in the Incept License Agreement), in the Ophthalmic Field of Use (as defined in the Incept License Agreement). We are obligated to pay Incept a royalty equal to a mid-single-digit percentage of net sales made by us or our affiliates of any Licensed Products including or covered by Original IP, excluding the Shape-Changing IP, in the Additional Field of Use (as defined in the Incept License Agreement). We are obligated to pay Incept a royalty equal to a low-single-digit percentage of net sales made by us or our affiliates of any Licensed Products including or covered by Incept IP (as defined in the Incept License Agreement) or Joint IP (as defined in the Incept License Agreement) in the field of drug delivery. Any sublicensee of ours also will be obligated to pay Incept a royalty on net sales of Licensed Products made by it and will be bound by the terms of the agreement to the same extent as we are. We are obligated to reimburse Incept for our share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to us under the agreement. Our share of these fees and costs is equal to the total amount of such fees and costs divided by the total number of Incept’s exclusive licensees of the patent application. We have not included in the table above any payments to Incept under this license agreement as the amount, timing and likelihood of such payments are not known.

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

We define our critical accounting policies as those accounting policies that require us to make subjective estimates and judgments about matters that are uncertain and have had or are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those policies. Our critical accounting policies, which relate to revenue recognition and our derivative liabilities, are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2024, we had cash and cash equivalents of $482.9 million, which includes cash in operating bank accounts, and investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest-rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

As of March 31, 2024, we had a secured term loan facility with a principal amount of $82.5 million under a credit and security agreement with Barings Finance LLC and the lenders party thereto, or the Barings Credit Agreement. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of March 31, 2024, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

We account for the obligation to pay royalty fees embedded in the Barings Credit Agreement as a separate financial instrument, measured at fair value, using a Monte Carlo simulation, which we refer to as the Royalty Fee Derivative Liability. As of March 31, 2024, the Royalty Fee Derivative Liability was valued at $19.6 million. As of March 31, 2024, a 10% increase or decrease of the interest rate used in the valuation model would not have a material effect on the fair value of the Royalty Fee Derivative Liability. Changes of the fair value of the Royalty Fee Derivative Liability have no impact on anticipated cash outflows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future growth prospects, including those identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, or SEC, on March 11, 2024, which we refer to as our Annual Report on Form 10-K. Any of the risks and uncertainties described in our Annual Report on Form 10-K could materially and adversely affect our business, financial condition, results of operations and future growth prospects, and such risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

Item 5. Other Information.

Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) is in the form of equity awards, including stock options and restricted stock units, or RSUs, and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other of our securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Pravin U. Dugel (President and Chief Executive Officer, Executive Chairman)	Adoption (February 21, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any covered RSUs	Indeterminable (1)

Antony Mattessich (President and Chief Executive Officer until April 14, 2024)	Adoption (March 14, 2024)	Rule 10b5-1 trading arrangement for sale of vested stock options	Sale	September 15, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 969,370
Sanjay Nayak (Chief Strategy Officer)	Adoption (February 21, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any covered RSUs	Indeterminable (1)
Donald Notman (Chief Financial Officer)	Adoption (March 15, 2024)	Rule 10b5-1 trading arrangement for sale of vested stock options	Sale	March 15, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 125,000
Philip C. Strassburger (General Counsel)	Adoption (March 14, 2024)	Rule 10b5-1 trading arrangement for sale of vested stock options and shares of common stock	Sale	December 31, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 69,118

(1) The number of shares subject to covered RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. This trading arrangement, which applies to RSUs whether vesting is based on the passage of time and/or the achievement of performance goals, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

4.1	Registration Rights Agreement, dated as of February 21, 2024, by and among the Registrant and the other parties thereto	8-K	001-36554	2/22/2024	10.2

4.2	Form of Pre-Funded Warrant	8-K	001-36554	2/22/2024	4.1

10.1	Securities Purchase Agreement, dated February 21, 2024, by and among the Registrant and the other parties thereto	8-K	001-36554	2/22/2024	10.1

10.2	Amendment No. 2 to 2019 Inducement Stock Incentive Plan	8-K	001-36554	2/22/2024	10.5

10.3	Amendment No. 3 to 2019 Inducement Stock Incentive Plan	8-K	001-36554	4/18/2024	99.1

10.4	Amendment to Employment Agreement, by and between the Registrant and Antony C. Mattessich, dated as of February 21, 2024	8-K	001-36554	2/22/2024	10.4

10.5	Employment Agreement, by and between the Registrant and Dr. Pravin U. Dugel, dated as of February 21, 2024	8-K	001-36554	2/22/2024	10.3

10.6	Employment Agreement, by and between the Registrant and Dr. Sanjay Nayak, dated as of February 21, 2024	10-K	001-36554	3/11/2024	10.42

10.7†	Amended and Restated License Agreement, dated January 27, 2012, between the Registrant and Incept LLC					X

10.8	Amendment to Employment Agreement, by and between the Registrant and Rabia Gurses Ozden, dated as of March 14, 2024					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101					X

† Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: May 7, 2024	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)