Form 10-Q
period 2024-06-30
OCULAR THERAPEUTIX, INC
filed 2024-08-07
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 155,921,685 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing clinical trials, including our registrational Phase 3 clinical trial of AXPAXLI that we initiated for the treatment of wet age-related macular degeneration, or wet AMD, and which we refer to as the SOL-1 trial; our second Phase 3 clinical trial of AXPAXLI for the treatment of wet AMD, which we refer to as the SOL-R trial; our Phase 1 clinical trials of AXPAXLI for the treatment of wet AMD; our Phase 1 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS trial; our Phase 2 clinical trial of PAXTRAVA for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT; and our Phase 2 clinical trial of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease; and our clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery;
●	any additional clinical trials we might determine in the future to conduct for our product candidates;
●	determining our next steps for AXPAXLI for the treatment of patients with NPDR, PAXTRAVA for the treatment of patients with OAG or OHT, OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, and OTX-CSI for the chronic treatment of dry eye disease;
●	our commercialization efforts for our product DEXTENZA;
●	our plans to potentially develop, seek regulatory approval for and commercialize AXPAXLI, PAXTRAVA, OTX-DED, OTX-CSI, and any other product candidate that we might develop based on our proprietary bioresorbable hydrogel-based formulation technology ELUTYX;
●	our ability to manufacture DEXTENZA and our product candidates in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and our product candidates;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA and our product candidates;

●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate PAXTRAVA in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future;
●	our intellectual property position;
●	the impact of government laws and regulations; and
●	our competitive position.

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

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$459,690	$195,807
Accounts receivable, net	30,232	26,179
Inventory	2,547	2,305
Restricted cash	—	150
Prepaid expenses and other current assets	6,116	7,794
Total current assets	498,585	232,235
Property and equipment, net	10,887	11,739
Restricted cash	1,614	1,614
Operating lease assets	6,005	6,472
Total assets	$517,091	$252,060
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,689	$4,389
Accrued expenses and other current liabilities	24,358	28,666
Deferred revenue	269	255
Operating lease liabilities	1,656	1,586
Total current liabilities	29,972	34,896
Other liabilities:
Operating lease liabilities, net of current portion	6,100	6,878
Derivative liabilities	22,078	29,987
Deferred revenue, net of current portion	14,000	14,135
Notes payable, net	67,132	65,787
Other non-current liabilities	114	108
Convertible Notes, net	—	9,138
Total liabilities	139,396	160,929
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 and 200,000,000 shares authorized and 155,624,363 and 114,963,193 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	16	12
Additional paid-in capital	1,183,882	788,697
Accumulated deficit	(806,203)	(697,578)
Total stockholders’ equity	377,695	91,131
Total liabilities and stockholders’ equity	$517,091	$252,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$16,379	$15,029	$31,094	$28,243
Collaboration revenue	62	157	121	318
Total revenue, net	16,441	15,186	31,215	28,561
Costs and operating expenses:
Cost of product revenue	1,509	1,304	2,835	2,517
Research and development	28,857	15,094	49,592	29,842
Selling and marketing	9,994	11,153	20,177	21,989
General and administrative	19,671	8,205	33,818	17,332
Total costs and operating expenses	60,031	35,756	106,422	71,680
Loss from operations	(43,590)	(20,570)	(75,207)	(43,119)
Other income (expense):
Interest income	6,036	748	9,958	1,312
Interest expense	(3,196)	(1,991)	(7,247)	(3,760)
Change in fair value of derivative liabilities	(3,027)	1,131	(8,179)	(5,432)
Loss on extinguishment of debt	—	—	(27,950)	—
Other expense	—	—	—	(1)
Total other income (expense), net	(187)	(112)	(33,418)	(7,881)
Net loss	$(43,777)	$(20,682)	$(108,625)	$(51,000)
Net loss per share, basic	$(0.26)	$(0.26)	$(0.73)	$(0.66)
Weighted average common shares outstanding, basic	165,824,778	78,047,705	148,922,937	77,718,823
Net loss per share, diluted	$(0.26)	$(0.26)	$(0.73)	$(0.66)
Weighted average common shares outstanding, diluted	165,824,778	78,047,705	148,922,937	77,718,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(108,625)	$(51,000)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	19,271	8,985
Non-cash interest expense	2,537	2,481
Change in fair value of derivative liabilities	8,179	5,432
Depreciation and amortization expense	1,876	1,135
Loss on extinguishment of debt	27,950	—
Gain on disposal of property and equipment	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(4,053)	(5,984)
Prepaid expenses and other current assets	1,678	(565)
Inventory	(242)	(230)
Accounts payable	(727)	(320)
Operating lease assets	467	790
Accrued expenses	(6,171)	(578)
Deferred revenue	(121)	682
Operating lease liabilities	(708)	(875)
Net cash used in operating activities	(58,689)	(40,048)
Cash flows from investing activities:
Purchases of property and equipment	(997)	(5,369)
Net cash used in investing activities	(997)	(5,369)
Cash flows from financing activities:
Proceeds from issuance of short-term bridge loan	—	2,000
Proceeds from exercise of stock options	6,574	481
Proceeds from issuance of common stock pursuant to employee stock purchase plan	492	418
Repayment from issuance of short-term bridge loan	—	(2,000)
Proceeds from issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	316,353	8,824
Net cash provided by financing activities	323,419	9,723
Net increase (decrease) in cash, cash equivalents and restricted cash	263,733	(35,694)
Cash, cash equivalents and restricted cash at beginning of period	197,571	104,064
Cash, cash equivalents and restricted cash at end of period	$461,304	$68,370
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,595	$1,521
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$43	$116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2023	114,963,193	$12	$788,697	$(697,578)	$91,131
Issuance of common stock upon exercise of stock options	1,025,384	—	4,870	—	4,870
Issuance of common stock upon vesting of restricted stock units	532,717	—	—	—	—
Issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	32,413,560	3	316,350	—	316,353
Issuance of common stock in connection with conversion of Convertible Notes	5,769,232	—	52,499	—	52,499
Stock-based compensation expense	—	—	7,978	—	7,978
Net loss	—	—	—	(64,848)	(64,848)
Balances at March 31, 2024	154,704,086	$15	$1,170,394	$(762,426)	$407,983
Issuance of common stock upon exercise of stock options	245,554	1	1,703	—	1,704
Issuance of common stock in connection with employee stock purchase plan	120,806	—	492	—	492
Issuance of common stock upon vesting of restricted stock units	553,917	—	—	—	—
Stock-based compensation expense	—	—	11,293	—	11,293
Net loss	—	—	—	(43,777)	(43,777)
Balances at June 30, 2024	155,624,363	$16	$1,183,882	$(806,203)	$377,695

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

Ocular Therapeutix, Inc.

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company committed to improving vision in the real world through the development and commercialization of innovative therapies for retinal diseases and other eye conditions. AXPAXLI (axitinib intravitreal implant), the Company’s product candidate for retinal disease, is based on its ELUTYX proprietary bioresorbable hydrogel-based formulation technology.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, dependence on specific programs, compliance with government regulations, regulatory approval and compliance, reimbursement, uncertainty of market acceptance of products and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Approved products will require significant sales, marketing and distribution support.

The Company is currently commercializing DEXTENZA (dexamethasone insert) 0.4mg, an intracanalicular insert for the treatment of post-surgical ocular inflammation and pain and for the treatment of ocular itching associated with allergic conjunctivitis, in the United States. The Company’s most advanced product candidate, AXPAXLI, is in Phase 3 clinical development for the treatment of wet age-related macular degeneration; the Company’s other programs and product candidates are in either Phase 1 or Phase 2 clinical development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval and adequate reimbursement or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapidly changing technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants. The Company may not be able to generate significant revenue from sales of any product for several years, if at all. Accordingly, the Company will need to obtain additional capital to finance its operations.

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of June 30, 2024, the Company had an accumulated deficit of $806,203. Based on its current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses and capital expenditures, the Company believes that its existing cash and cash equivalents of $459,690 as of June 30, 2024 will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these unaudited condensed consolidated financial statements while the Company observes a minimum liquidity covenant of $20,000 in its credit facility (Note 7).

The future viability of the Company is dependent on the Company’s ability to generate cash flows from the sales of DEXTENZA and sales of the Company’s product candidates, if and as approved, and raise additional capital to finance its operations. The Company will need to finance its operations through public or private securities offerings, debt financings, collaborations, strategic alliances, licensing agreements, royalty agreements, or marketing and distribution agreements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are consistent with those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2024, and in Note 2 – Summary of Significant Accounting Policies in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 7, 2024.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2023 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023 have been made. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

Royalties paid under this agreement related to product sales (the “Incept Royalties”) were $441 and $882 for the three and six months ended June 30, 2024, respectively, and $396 and $813 for the three and six months ended June 30, 2023, respectively. The Incept Royalties have been charged to cost of product revenue.

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

The Company recognized collaboration revenue related to its performance obligation regarding the conduct of a Phase 2 clinical trial of PAXTRAVA (the “Phase 2 Clinical Trial of PAXTRAVA performance obligation”) of $62 and $121 for the three and six months ended June 30, 2024, respectively, and $157 and $318 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, the aggregate amount of the transaction price allocated to the partially unsatisfied Phase 2 Clinical Trial of PAXTRAVA performance obligation was $269. This amount is expected to be recognized as this performance obligation is satisfied through June 2025.

Deferred revenue activity for the six months ended June 30, 2024 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2023	$14,390
Amounts recognized into revenue	(121)
Deferred revenue at June 30, 2024	$14,269

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

	June 30,	June 30,
	2024	2023
Cash and cash equivalents	$459,690	$66,606
Restricted cash (non-current)	1,614	1,764
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$461,304	$68,370

The Company held restricted cash as security deposits for its real estate leases.

5. Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$267	$302
Work-in-process	1,057	1,012
Finished goods	1,223	991
	$2,547	$2,305

6. Expenses

Restructuring

On May 29, 2024, the Company’s board of directors approved a strategic reduction in force to eliminate 37 full-time employees of the Company, primarily in research and development and technical operations and representing approximately 13% of the Company’s workforce, as part of an initiative to prioritize Company resources on the clinical development of AXPAXLI for the treatment of wet age-related macular degeneration.

The Company has substantially completed the reduction in force and recorded the related restructuring costs, primarily for paid-leave for terminated employees, severance, and related costs, in the three months ended June 30, 2024. The Company expects to pay the remaining balance of accrued restructuring costs at June 30, 2024 in the third quarter of 2024.

A roll-forward of the costs accrued with regard to this restructuring is as follows:

As of
Accrued restructuring costs at March 31, 2024	—
Restructuring costs incurred during the period	1,601
Restructuring costs paid during the period	(395)
Accrued restructuring costs at June 30, 2024	1,206

Restructuring costs incurred during three and six months ended June 30, 2024 are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued payroll and related expenses (excluding accrued restructuring costs)	$8,435	$8,156
Accrued rebates and programs	5,655	5,117
Accrued research and development expenses	4,621	1,488
Accrued other	1,918	1,525
Accrued professional fees	1,748	691
Accrued restructuring costs	1,206	—
Accrued interest payable on Barings Credit Facility (Note 7)	775	803
Accrued interest payable on Convertible Notes (Note 7)	—	10,886
	$24,358	$28,666

7. Financial Liabilities

Barings Credit Agreement

On August 2, 2023 (the “Closing Date”), the Company entered into a credit and security agreement (the “Barings Credit Agreement”) with Barings Finance LLC (“Barings”), as administrative agent, and the lenders party thereto, providing for a secured term loan facility for the Company (the “Barings Credit Facility”) in the aggregate principal amount of $82,474 (the “Total Credit Facility Amount”). The Company borrowed the full amount of $82,474 at closing and received proceeds of $77,290, after the application of an original issue discount and fees. Indebtedness under the Barings Credit Facility matures on the earlier to occur of (i) the six-year anniversary of the Closing Date and (ii) the date that is 91 days prior to the maturity date for the Company’s Convertible Notes (as defined below). Indebtedness under the Barings Credit Facility incurs interest based on the Secured Overnight Financing Rate (“SOFR”), subject to a minimum 1.50% floor, plus 6.75%. The Company is obligated to make interest payments on its indebtedness under the Barings Credit Facility on a monthly basis, commencing on the Closing Date; to pay annual administration fees; and to pay, on the maturity date, any principal and accrued interest that remains outstanding as of such date. In addition, the Company is obligated to pay a fee in an amount equal to the Total Credit Facility Amount, which amount shall be reduced by the total amount of interest and principal prepayment fees paid under the Barings Credit Agreement (such fee, the “Barings Royalty Fee”). The Company is required to pay the Barings Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Barings Royalty Fee is paid in full. The Barings Royalty Fee is due and payable upon a change of control of the Company. The Company may, at its option, prepay any or all of the Barings Royalty Fee at any time without penalty. In connection with the Barings Credit Agreement, the Company granted the lenders thereto a first-priority security interest in all assets of the Company, including its intellectual property, subject to certain agreed-upon exceptions. The Barings Credit Agreement includes negative covenants requiring the Company to maintain a minimum liquidity amount of $20,000. The Barings Credit Agreement also includes customary affirmative and negative covenants.

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

A summary of the Barings Credit Facility at June 30, 2024 and December 31, 2023 is as follows:

	June 30,	December 31,
	2024	2023
Barings Credit Facility	$82,474	82,474
Less: unamortized discount	(15,342)	(16,687)
Total	$67,132	65,787

As of June 30, 2024, the full principal for the Barings Credit Facility of $82,474 was due for repayment in 2029.

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

On March 28, 2024, the Company issued 5,769,232 shares of its common stock with a total fair value of $52,499 (Note 10) to the holder of the Convertible Notes in connection with the conversion of the principal amount of the Convertible Notes (the “Conversion”) and paid the holder $11,361 for accrued interest. The extinguishment of obligations under the Convertible Notes and the resulting derecognition of the principal of the Convertible Notes ($37,500), the unamortized discount ($27,950), and the Conversion Option Derivative Liability ($15,000), resulted in a net loss of $27,950, which was charged to losses on extinguishment of debt on the unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024.

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

8. Derivative Liability

Barings Credit Agreement

The Barings Credit Agreement (Note 7) contains the embedded Barings Royalty Fee Obligation that meets the criteria to be bifurcated and accounted for separately from the Barings Credit Facility (the “Royalty Fee Derivative Liability”). The Royalty Fee Derivative Liability was recorded at fair value upon the entering into the Barings Credit Facility and is subsequently remeasured to fair value at each reporting period. The Royalty Fee Derivative Liability was initially valued and is remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis with the embedded Barings Royalty Fee Obligation and then valuing the instrument without the embedded Barings Royalty Fee Obligation. Royalty payments are estimated using a Monte Carlo simulation. Refer to Note 9 for details regarding the determination of fair value.

A roll-forward of the Royalty Fee Derivative Liability is as follows:

As of
Balance at December 31, 2023	$12,389
Change in fair value	9,689
Balance at June 30, 2024	$22,078

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

A roll-forward of the Conversion Option Derivative Liability is as follows:

As of
Balance at December 31, 2023	$17,598
Change in fair value	(2,598)
Balance at March 28, 2024	15,000
Extinguishment in connection with Conversion	(15,000)
Balance at June 30, 2024	$—

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

Three specialty distributor customers accounted for the following percentages of the Company’s total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Customer 1	42%	58%	46%	55%
Customer 2	24	21	22	23
Customer 3	12	10	12	11

Three specialty distributor customers accounted for the following percentages of the Company’s accounts receivable, net:

	As of
	June 30,	December 31,
	2024	2023
Customer 1	47%	50%
Customer 2	26	28
Customer 3	12	11

Change in Fair Value of Derivative Liabilities

Other income (expenses) from the change in the fair values of derivative liabilities as presented on the Company’s consolidated statements of operations and comprehensive loss includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Change in the fair value of the Conversion Option Derivative Liability	$—	$1,131	$2,598	$(5,432)
Change in the fair value of Royalty Fee Derivative Liability	(2,454)	—	(9,689)	—
Barings Royalty Fee	(573)	—	(1,088)	—
Total	$(3,027)	$1,131	$(8,179)	$(5,432)

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$451,447	$—	$—	$451,447

Liability:
Derivative liability	$—	$—	$22,078	$22,078

	Fair Value Measurements as of
	December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$187,951	$—	$—	$187,951

Liability:
Derivative liabilities	$—	$—	$29,987	$29,987

Barings Credit Agreement and Royalty Fee Derivative Liability

At June 30, 2024, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $67,907, comprised of the $67,132 non-current liability (Note 7) and $775 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $76,968 at June 30, 2024. At December 31, 2023, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $66,590 comprised of the $65,787 non-current liability (Note 7) and $803 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $72,295 at December 31, 2023.

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

The main inputs to valuing the Royalty Fee Derivative Liability are as follows:

	As of
	June 30,	December 31,
	2024	2023
Revenue volatility	75.0%	67.0%
Revenue discount rate	16.2%	15.8%

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

10. Equity

In June 2024, the Company adopted an amended and restated certificate of incorporation increasing the number of its authorized shares of its common stock by 200,000,000 shares to 400,000,000 shares.

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

On August 9, 2021, the Company and Jefferies LLC (“Jefferies”) entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. The Company did not offer or sell shares of its common stock under the 2021 Sales Agreement during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company sold 1,370,208 shares of common stock under the 2021 Sales Agreement, resulting in gross proceeds to the Company of $9,162, and net proceeds, after accounting for issuance costs, of $8,824.

11. Stock-Based Awards

For the three and six months ended June 30, 2024, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the 2014 Employee Stock Purchase Plan (the “ESPP”) (collectively, the “Stock Plans”). The 2021 Plan and the 2019 Inducement Plan provide for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights and other stock-based awards.

The terms and conditions of the Stock Plans are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. Subsequent updates to Stock Plans during the three and six months ended June 30, 2024 are as follows:

2021 Plan - On June 12, 2024, the Company’s shareholders approved an amendment of the 2021 Plan to increase the aggregate number of shares issuable thereunder by 7,000,000.

2019 Inducement Plan - On February 20, 2024, the Company’s board of directors amended the 2019 Inducement Plan to increase the aggregate number of shares issuable thereunder from 1,054,000 to 3,804,000 shares of common stock. On April 16, 2024, the board of directors of the Company further amended the 2019 Inducement Plan to increase the aggregate number of shares issuable thereunder from 3,804,000 to 4,804,000 shares of common stock.

ESPP - On January 1, 2024, the number of shares available for issuance under the ESPP increased from 398,784 to 606,186.

As of June 30, 2024, 8,803,632, 544,696, and 485,380 shares of common stock remained available for issuance under the 2021 Plan, the 2019 Inducement Plan, and the ESPP, respectively.

Stock options and RSUs

During the three and six months ended June 30, 2024, the Company granted options to purchase 1,010,325 and 6,828,071 shares of common stock, respectively, at a weighted exercise price of $6.11 and $7.12 per share, respectively. Of these, options to purchase 37,900 and 4,328,627 shares of common stock, respectively, were granted under the 2021 Plan, and options to purchase 972,425 and 2,499,444 shares of common stock, respectively, were granted under the 2019 Inducement Plan.

During the three and six months ended June 30, 2024, the Company granted 333,341 and 2,611,757 RSUs, respectively. Of these, 12,634 and 1,355,771 RSUs, respectively, were granted under the 2021 Plan, and 320,707 and 1,255,986 RSUs, respectively, were granted under the 2019 Inducement Plan. Each RSU is settleable for one share of common stock upon vesting.

During the three and six months ended June 30, 2024, 731,580 and 1,040,261 stock options, respectively, and 147,238 and 266,842 RSUs, respectively, expired or were forfeited.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of its unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$2,345	$1,133	$3,798	$2,274
Selling and marketing	689	970	1,526	2,014
General and administrative	8,259	2,310	13,947	4,697
	$11,293	$4,413	$19,271	$8,985

During the three months ended June 30, 2024, vesting of certain stock options and RSUs granted to a former executive of the Company was accelerated upon his departure from the Company, resulting in incremental stock-based compensation expense of $5,092. During the six months ended June 30, 2024, vesting of certain stock options and RSUs granted to two former executives of the Company was accelerated upon their departures from the Company, resulting in incremental stock-based compensation expense of $7,493.

As of June 30, 2024, the Company had an aggregate of $43,728 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.0 years.

12. Income Taxes

The Company did not provide for any income taxes in its unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, respectively. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2024 and December 31, 2023, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

13. Net Loss Per Share

Basic net loss per share was calculated as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(43,777)	$(20,682)	$(108,625)	$(51,000)
Denominator:
Weighted average common shares outstanding, basic	165,824,778	78,047,705	148,922,937	77,718,823
Net loss per share - basic	$(0.26)	$(0.26)	$(0.73)	$(0.66)

For the three and six months ended June 30, 2024 and 2023, respectively, there was no dilutive impact from potentially issuable common shares. Therefore, diluted net loss per share was the same as basic net loss per share. As of June 30, 2024, the Pre-Funded Warrants (Note 10) are included in the calculation of basic and diluted net loss per share.

The Company excluded the following potentially issuable common shares, outstanding as of June 30, 2024 and 2023, respectively, from the computation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023, respectively, because they had an anti-dilutive impact.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	20,693,663	16,333,870	20,693,663	16,333,870
Restricted stock units	2,885,622	1,654,517	2,885,622	1,654,517
Shares issuable in connection with conversion of Convertible Notes, if converted	—	5,769,232	—	5,769,232
	23,579,285	23,757,619	23,579,285	23,757,619

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

15. Related Party Transactions

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. Christopher White, who served as the Company’s Chief Business Officer until March 6, 2024, is the brother of a partner at WilmerHale who has not participated in providing legal services to the Company. Upon Mr. White’s departure, WilmerHale ceased to be a related party to the Company. For the three and six months ended June 30, 2024, the Company incurred fees for legal services rendered by WilmerHale while being deemed a related party through March 31, 2024 of $0 and $1,080, respectively. The Company incurred fees for legal services rendered by WilmerHale of $239 and $633 for the three and six months ended June 30, 2023, respectively. As of December 31, 2023, there was $298 recorded in accounts payable for WilmerHale. As of December 31, 2023, there was $0 recorded in accrued expenses for WilmerHale.

The Company has engaged Heier Consulting, LLC (“Heier Consulting”), an entity affiliated with Jeffrey Heier, M.D. a former member of the Company’s Board of Directors and the Company’s current Chief Scientific Officer, to provide advice or expertise on one or more of the Company’s development-stage drug or medical device products relating to retinal diseases or conditions under a consultant agreement (the “Consultant Agreement”). On February 21, 2024, the Company entered into an employment agreement with Dr. Heier (the “Heier Employment Agreement”) under which Dr. Heier agreed to serve as Chief Scientific Officer of the Company on a part-time basis, working 50% of a full-time schedule. In connection with entering into the Heier Employment Agreement, the Heier Consulting Agreement was terminated. In addition, in connection with his commencement of employment, Dr. Heier resigned from the Company’s board of directors, effective February 21, 2024. Compensation for the consulting services was in the form of cash and stock-based awards. The total grant date fair value of stock-based awards granted to Dr. Heier was $96, which was recognized to expense on a straight-line basis over the respective vesting periods. The Company did not incur any cash-based fees for services rendered by Heier Consulting for the three months ended June 30, 2024 and 2023, respectively. The Company incurred cash-based fees for services rendered by Heier Consulting before termination of the Consultant Agreement of approximately $5 and $0 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, there were $0 and $6 recorded in accounts payable for Heier Consulting, respectively. As of June 30, 2024 and December 31, 2023, there were $0 and $0 recorded in accrued expenses for Heier Consulting, respectively.

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

Overview

Our Company

We are a biopharmaceutical company committed to improving vision in the real world through the development and commercialization of innovative therapies for retinal diseases and other eye conditions. AXPAXLI (axitinib intravitreal implant, also known as OTX-TKI), our product candidate for retinal disease, is based on our ELUTYX proprietary bioresorbable hydrogel-based formulation technology.

We are currently evaluating AXPAXLI as a treatment for wet age-related macular degeneration, or wet AMD, in two Phase 3 clinical trials, which we refer to as the SOL-1 trial and the SOL-R trial. Our clinical portfolio also includes PAXTRAVA (travoprost intracameral implant, also known as OTX-TIC), currently in a Phase 2 clinical trial for the treatment of open-angle glaucoma, or OAG, or ocular hypertension, or OHT. We are also currently evaluating AXPAXLI in a Phase 1 clinical trial for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS trial.

Our expertise in the formulation, development and commercialization of innovative therapies of the eye and our ELUTYX platform supported the development and launch of our first commercial drug product, DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration, or FDA, for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis. ELUTYX is also the foundation for two other clinical-stage assets, OTX-CSI (cyclosporine intracanalicular insert) for the chronic treatment of dry eye disease and OTX-DED (dexamethasone intracanalicular insert) for the short-term treatment of the signs and symptoms of dry eye disease.

Key Business and Financial Developments

AXPAXLI for wet AMD

We are currently conducting the SOL-1 trial, a registrational Phase 3 clinical trial for the treatment of wet AMD. The SOL-1 trial is designed as a prospective, multi-center, randomized, parallel-group trial. We expect to conduct the SOL-1 trial primarily at U.S. sites, as well as sites in Argentina and potentially other countries. The SOL-1 trial is designed as a superiority trial comparing a single optimized implant of AXPAXLI with a drug load of 450 µg of axitinib to a single injection of aflibercept and assessing the safety and efficacy of AXPAXLI in subjects with wet AMD by measuring Best Corrected Visual Accuity, or BCVA, and central subfield thickness. We are conducting the SOL-1 trial in accordance with a Special Protocol Assessment, or SPA, agreement letter we received in October 2023 from the FDA regarding the proposed clinical trial protocol and the statistical analysis plan and a subsequent SPA agreement modification letter we received from the FDA in January 2024 regarding the formulation of AXPAXLI to be used and the trial’s inclusion criteria.

We plan to randomize approximately 300 evaluable wet AMD subjects who are treatment naïve in the study eye with good visual acuity and a diagnosis of macular choroidal neovascularization at screening in the SOL-1 trial. Under the study protocol, after initial screening, enrolled subjects in the trial will receive two aflibercept loading doses between the screening visit and Day 1: one at week -8 and another at week -4. Subjects reaching approximately 20/20 vision or experiencing an improvement of 10 Early Treatment of Diabetic Retinopathy Study, or ETDRS, letters after these injections, in addition to satisfying other criteria, will then be randomized in the trial at Day 1 to receive either one implant of AXPAXLI in the investigational arm or one injection of aflibercept in the control arm. Those subjects who fail randomization will then be eligible to be enrolled in the SOL-R trial. All subjects who are successfully randomized in the SOL-1 trial will then be followed every month and rescued as needed with supplemental anti-VEGF treatment based on pre-specified criteria. The primary endpoint is the proportion of subjects who maintain visual acuity, defined as a BCVA loss of less than 15 letters on the ETDRS chart at week 36. Our pre-specified rescue criteria are a loss of 15 or more letters on the ETDRS chart compared to baseline, or a new hemorrhage that is deemed to be likely to cause irreversible vision loss. A loss of 15 letters or more on the ETDRS chart at any time in the trial would be considered as having met the endpoint as a treatment failure.

The first subjects in the SOL-1 trial were screened and received their first aflibercept injections in February 2024, and we started randomizing subjects in April 2024. During our Investor Day on June 13, 2024, we announced that, as of June 7, 2024, we had 60 active study sites and 151 subjects enrolled in various stages of loading and randomization. We expect to complete enrollment of the SOL-1 trial by the end of the first quarter of 2025.

In June 2024, we initiated the SOL-R trial, a repeat-dosing registrational Phase 3 clinical trial for the treatment of wet AMD. The SOL-R trial is designed as a multi-center, double-masked, randomized (2:2:1), three-arm study that will involve sites located in the U.S. and the rest of the world. The trial is intended to randomize approximately 825 subjects that are either treatment naïve or have been diagnosed with wet AMD within three months prior to enrollment in the study eye. This non-inferiority trial reflects a patient enrichment strategy that includes multiple loading doses of aflibercept and monitoring to exclude those with significant retinal fluid fluctuations. In the first arm, subjects will be randomized to receive a single dose of AXPAXLI at Day 1 and re-dosed at Week 24. In the second arm, subjects will receive aflibercept (2mg) on-label every 8 weeks. In a third arm, subjects will receive a single dose of the comparator, Eylea HD, at Day 1 and will be re-dosed at Week 24, aligned with the AXPAXLI dosing regimen in the first arm and serving as adequate masking to the FDA. The clinical trial protocol requires that, during the study, subjects in any arm meeting pre-specified rescue criteria will receive a supplemental dose of aflibercept. The primary endpoint is non-inferiority in mean BCVA change from baseline between the AXPAXLI and on-label aflibercept (2mg) arms at one year. Subjects enrolled in SOL-R are initially expected to include subjects that constitute loading or randomization failures from the SOL-1 trial until such time as SOL-1 is fully enrolled. The first subjects were enrolled in the SOL-R trial in July 2024.

In August 2024, we received a Type C written response in which the FDA agreed that the SOL-R clinical trial is appropriate as an adequate and well-controlled study in support of a potential NDA and product label. The FDA also noted that the use of one superiority study and one non-inferiority study is generally acceptable as the basis of an eventual NDA in wet AMD.

If we were to obtain favorable results from the SOL-1 trial and the SOL-R trial, we plan to submit an NDA with the FDA for marketing approval of AXPAXLI for the treatment of wet AMD.

AXPAXLI for NPDR

We are currently conducting the HELIOS trial, a U.S.-based, multicenter, double-masked, randomized, parallel group Phase 1 study evaluating the safety, tolerability and efficacy of a single injection of AXPAXLI in subjects with moderately severe to severe NPDR without diabetic macular edema. We started conducting the Phase 1 clinical trial initially under an exploratory IND, which was subsequently converted to a traditional IND. We have enrolled 22 subjects with diabetic retinopathy secondary to type 1 or type 2 diabetes who had not had an anti-VEGF injection in the prior 12 months or diabetic macular edema in the prior six months, randomized 2:1 to either a single implant of AXPAXLI containing 600 µg of axitinib or sham control. One subject dropped out from the HELIOS trial for reasons unrelated to HELIOS trial.

In June 2024, we announced topline data from the HELIOS trial at 48 weeks. AXPAXLI was generally well-tolerated and did not result in any reported incidence of intraocular inflammation, iritis, vitritis, or vasculitis. No subjects in either arm received rescue medication. At week 48, six of 13 (46.2%) subjects in the AXPAXLI group experienced a 1 or 2-step improvement in the Diabetic Retinopathy Severity Scale, or DRSS, with three of the 13 (23.1%) experiencing a 2-step improvement. No subjects in the control group showed a 1- or 2-step improvement at the same timepoint. No subjects in the AXPAXLI group experienced any worsening in DRSS. Two of eight (25.0%) subjects in the control group experienced worsening in the DRSS at 48 weeks. No subjects in the AXPAXLI group developed proliferative diabetic retinopathy, or PDR, or center-involved diabetic macular edema, or CI-DME at week 48. Three of eight (37.5%)

subjects in the control group developed PDR or CI-DME at the same timepoint. On average, subjects in the AXPAXLI arm showed improvement in mean central subfield thickness versus baseline compared to the control group, which showed worsening at the 48-week timepoint.

We plan to request a meeting with the FDA to discuss the results of the HELIOS trial and seek guidance as to the regulatory requirements regarding the further clinical development of AXPAXLI for the treatment of diabetic retinopathy. We are also developing a potential next-generation injector that we believe could improve the administration of AXPAXLI to the eye.

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

PAXTRAVA 26 µg was generally well tolerated with no impact on the corneal endothelium having been observed at six months following a single administration of the product candidate. The majority of adverse events, or AEs, observed were mild in severity and generally resolved with topical medical treatment. Most ocular AEs within three days were deemed related to the injection procedure by the investigators. AEs observed more than three days post-injection procedure were consistent with the travoprost label. There was one serious AE in the trial, where an implant required removal, which the investigator assessed to be likely due to a peri-implantation bacterial infection.

Consistent bioresorption of the implant coupled with the durable effect observed in the Phase 2 trial suggests redosing could be possible without the risk of stacking implants. We are conducting a pilot repeat-dose sub-study in the Phase 2 clinical trial to evaluate the safety of a repeat, sustained-release dose in a small subset of subjects with OAG or OHT.

Once we have completed the pilot repeat-dose sub-study, we plan to seek an end-of-Phase 2 meeting with the FDA and to determine our next steps for PAXTRAVA for the treatment of OAG or OHT following that meeting. We are also developing a potential next-generation injector that we believe could improve the administration of therapy.

Commercial

Our net product revenue generated from the sale of DEXTENZA was $16.4 million for the three months ended June 30, 2024, reflecting an increase of $1.4 million or 9.0% over the three months ended June 30, 2023, and an increase of $1.7 million or 11.3% over the three months ended March 31, 2024. Our net product revenue generated from the sale of DEXTENZA was $31.1 million for the six months ended June 30, 2024, reflecting an increase of $2.9 million or 10.1% over the six months ended June 30, 2023.

Reduction in Force

In May 2024, our board of directors approved a strategic reduction in force to eliminate 37 full-time employees, primarily in research and development and technical operations and representing approximately 13% of our workforce, as part of an initiative to prioritize our resources on the clinical development of AXPAXLI for the treatment of wet

AMD, or the Strategic Restructuring. We have substantially completed the Strategic Restructuring and recorded the related restructuring charges of $1.6 million, resulting primarily from garden leaves and severance benefits, in each of the three and six months ended June 30, 2024.

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

Other Income (Expense)

Interest Expense. Interest expense is incurred on our debt. In August 2023, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility, or the Barings Credit Facility, in the aggregate principal amount of $82.5 million. For the three months ended June 30, 2024, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal). For the six months ended June 30, 2024, our interest-bearing debt included the Barings Credit Facility and the Convertible Notes ($37.5 million outstanding principal through March 28, 2024, no outstanding principal thereafter).

Change in Fair Value of Derivative Liabilities. In August 2023, in connection with entering into the Barings Credit Agreement, we identified an embedded derivative liability, which we were required to measure at fair value at inception and then are required to measure at the end of each reporting period until the embedded derivative is settled. In 2019, in connection with the issuance of our Convertible Notes, we identified an embedded derivative liability, which we were required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative was settled. The settlement of the derivative liability related to the Convertible Notes occurred on March 28, 2024. The changes in fair value of these derivative liabilities are recorded through the condensed consolidated statement of operations and comprehensive loss and are presented under the caption “change in fair value of derivative liabilities”.

Losses from Debt Extinguishment. In March 2024, the holder of the Convertible Notes converted the Convertible Notes. In connection with the conversion, our obligations under the Convertible Notes extinguished, resulting in a loss on extinguishment.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$16,379	$15,029	$1,350
Collaboration revenue	62	157	(95)
Total revenue, net	16,441	15,186	1,255
Costs and operating expenses:
Cost of product revenue	1,509	1,304	205
Research and development	28,857	15,094	13,763
Selling and marketing	9,994	11,153	(1,159)
General and administrative	19,671	8,205	11,466
Total costs and operating expenses	60,031	35,756	24,275
Loss from operations	(43,590)	(20,570)	(23,020)
Other income (expense):
Interest income	6,036	748	5,288
Interest expense	(3,196)	(1,991)	(1,205)
Change in fair value of derivative liabilities	(3,027)	1,131	(4,158)
Total other income (expense), net	(187)	(112)	(75)
Net loss	$(43,777)	$(20,682)	$(23,095)

Product Revenue, net

Our product revenue, net was $16.4 million and $15.0 million for the three months ended June 30, 2024 and 2023, respectively, reflecting an increase of $1.4 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total gross-to-net provisions, or GTN Provisions, for the three months ended June 30, 2024 and 2023 were 39.6% and 29.7%, respectively, of gross DEXTENZA product sales. Effective April 1, 2024, we increased the wholesale acquisition cost, or WAC, for DEXTENZA and the off-invoice discount, or OID. The OID amounts are generally determined at the time of resale by specialty distributors or direct sales to ASCs by us. The increase in the WAC and the OID has resulted in an elevation of the level of the GTN Provisions relative to gross DEXTENZA product sales compared to periods prior to the increase in the WAC and the OID, and we expect that GTN Provisions relative to gross DEXTENZA product sales will remain at an elevated level for 2024 and beyond.

Collaboration Revenue

During the three months ended June 30, 2024, we recognized $0.1 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of PAXTRAVA, compared to $0.2 million in the three months ended June 30, 2023. We recognize collaboration revenue based on a cost-to-cost method.

Research and Development Expenses

	Three Months Ended
	June 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for wet AMD	$12,753	$1,036	$11,717
AXPAXLI for NPDR	639	810	(171)
PAXTRAVA for OAG or OHT	635	1,491	(856)
DEXTENZA for post-surgical ocular inflammation and pain	639	557	82
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	130	211	(81)
OTX-CSI for treatment of dry eye disease	—	32	(32)
Preclinical programs	308	(24)	332
Unallocated expenses:
Personnel costs	9,583	6,867	2,716
All other costs	4,170	4,114	56
Total research and development expenses	$28,857	$15,094	$13,763

Research and development expenses were $28.9 million and $15.1 million for the three months ended June 30, 2024 and 2023, respectively, reflecting an increase of $13.8 million year-over-year.

Within research and development expenses, expenses for clinical programs increased $10.7 million, unallocated expenses increased $2.8 million, and expenses for preclinical programs increased $0.3 million.

For the three months ended June 30, 2024, we incurred $15.1 million in direct research and development expenses for our products and product candidates compared to $4.1 million for the three months ended June 30, 2023. The increase of $11.0 million is primarily related to timing and conduct of our clinical trials of AXPAXLI, including the SOL-1 trial and the initiation of the SOL-R trial, partially offset by a decrease in costs associated with our Phase 2 clinical trial of PAXTRAVA as we shifted to the smaller size repeat dose sub-study.

We expect that direct research and development expenses for our products and product candidates will increase significantly for the remainder of 2024 and beyond as we progress with the SOL-1 trial and the SOL-R trial; complete our other ongoing clinical trials; and initiate any other clinical trials of our product candidates that we might determine in the future to conduct, partially offset by reduced costs related to preclinical programs as a result of the Strategic Restructuring. We expect that personnel costs will increase for the remainder of 2024 and beyond, as we have recently strengthened and continue to strengthen our leadership team and our clinical teams dedicated to the SOL-1 and SOL-R trials with the addition of several retinal disease experts and other key professionals. The anticipated increase will be partially offset by reduced personnel costs as a result of the Strategic Restructuring.

Selling and Marketing Expenses

	Three Months Ended
	June 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$6,690	$7,250	$(560)
Professional fees	2,026	2,423	(397)
Facility-related and other	1,278	1,480	(202)
Total selling and marketing expenses	$9,994	$11,153	$(1,159)

Selling and marketing expenses were $10.0 million and $11.2 million for the three months ended June 30, 2024 and 2023, respectively, reflecting a decrease of $1.2 million year-over-year.

The decrease was primarily due to a decrease in personnel-related costs, including stock-based compensation, of $0.6 million; a decrease in professional fees, including consulting, of $0.4 million; and a decrease in facility-related and other costs of $0.2 million.

We expect our selling and marketing expenses to remain stable or increase slightly for the remainder of 2024 and beyond as we continue to support the commercialization of DEXTENZA.

General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$14,675	$5,304	$9,371
Professional fees	3,933	2,762	1,171
Facility-related and other	1,063	139	924
Total general and administrative expenses	$19,671	$8,205	$11,466

General and administrative expenses were $19.7 million and $8.2 million for the three months ended June 30, 2024 and 2023, respectively, reflecting an increase of $11.5 million year-over-year.

The increase was primarily due to an increase of $9.4 million in personnel-related costs, including stock-based compensation, an increase in professional fees of $1.2 million, and an increase of $0.9 million in facility-related and other costs. Personnel-related costs, including stock-based compensation, for the three months ended June 30, 2024 include $1.6 million related to accrued wages, severance, and other benefits under the Strategic Restructuring, and $7.1 million related to accrued severance and acceleration of stock-based compensation for certain employees who departed during the three months ended June 30, 2024 separate from the Strategic Restructuring, including our former Chief Executive Officer and our former Chief Medical Officer.

We anticipate that the level of our general and administrative expenses will be lower for the remainder of 2024, due to $8.7 million of one-time expenses incurred in the three months ended June 30, 2024 related to the departure of certain employees and the Strategic Restructuring. We anticipate, however, that the level of our general and administrative expenses, exclusive of these one-time charges, will increase for the remainder of 2024 and beyond, as we have recently strengthened, and as we continue to further strengthen, our leadership team and other certain functions that support our clinical trials of AXPAXLI, including the SOL-1 trial and the SOL-R trial, and our business in general.

Other Income (Expense), Net

Interest Income. Interest income was $6.0 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, reflecting an increase of $5.3 million year-over-year. The increase is primarily due to a higher average balance of cash and cash equivalents held by us, and higher interest rates.

Interest Expense. Interest expense was $3.2 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively, reflecting an increase of $1.2 million year-over-year. The increase is primarily due to higher average balances of debt outstanding as a result of us drawing $82.5 million of debt under the Barings Credit Facility in August 2023, partially offset by us paying off the MidCap Credit Facility, as defined below, of $25.0 million in August 2023, and the conversion of the Convertible Notes of $37.5 million in March 2024.

Change in Fair Value of Derivative Liabilities. We recognized a non-cash loss from the change in fair values of our derivative liabilities of $3.0 million for the three months ended June 30, 2024, compared to a gain of $1.1 million for the three months ended June 30, 2023. The net loss for the three months ended June 30, 2024 is comprised of a loss of $2.5 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement, and $0.6 million related to royalty fees under the Barings Credit Agreement that we paid or accrued. The loss for the three months ended June 30, 2023 resulted solely from the change in the fair value of the derivative liability related to a conversion option embedded in the Convertible Notes. We cannot predict how the fair value of the derivative liability related to the Barings Credit Agreement will change in 2024 and beyond.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$31,094	$28,243	$2,851
Collaboration revenue	121	318	(197)
Total revenue, net	31,215	28,561	2,654
Costs and operating expenses:
Cost of product revenue	2,835	2,517	318
Research and development	49,592	29,842	19,750
Selling and marketing	20,177	21,989	(1,812)
General and administrative	33,818	17,332	16,486
Total costs and operating expenses	106,422	71,680	34,742
Loss from operations	(75,207)	(43,119)	(32,088)
Other income (expense):
Interest income	9,958	1,312	8,646
Interest expense	(7,247)	(3,760)	(3,487)
Change in fair value of derivative liabilities	(8,179)	(5,432)	(2,747)
Gains and losses on extinguishment of debt, net	(27,950)	—	(27,950)
Other expense, net	—	(1)	1
Total other income, net	(33,418)	(7,881)	(25,537)
Net loss	$(108,625)	$(51,000)	$(57,625)

Product Revenue, net

Our product revenue, net was $31.1 million and $28.2 million for the six months ended June 30, 2024 and 2023, respectively, reflecting an increase of $2.9 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total GTN Provisions for the six months ended June 30, 2024 and 2023 were 38.0% and 28.9%, respectively, of gross DEXTENZA product sales. Effective April 1, 2024, we increased the WAC for DEXTENZA and the OID. The OID amounts are generally determined at the time of resale by specialty distributors or direct sales to ASCs by us. The total GTN Provisions for the six months ended June 30, 2024 include timing effects related to this increase, as units that we sold to specialty distributors under the pre-April 1, 2024 WAC through March 31, 2024 will be subject to the increased OID to the extent that such units are sold in-market by specialty distributors to ASCs, HOPDs, and physicians’ offices after March 31, 2024. The increase in the WAC and the OID has resulted in an elevation of the level of the GTN Provisions relative to gross DEXTENZA product sales compared to periods prior to the increase in the WAC and the OID, and we expect that GTN Provisions relative to gross DEXTENZA product sales will further increase for 2024 and beyond.

Collaboration Revenue

We recognized $0.1 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of PAXTRAVA during the six months ended June 30, 2024 compared to $0.3 million in the six months ended June 30, 2023. We recognize collaboration revenue based on a cost-to-cost method.

Research and Development Expenses

	Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for wet AMD	$18,246	$2,822	$15,424
AXPAXLI for NPDR	1,471	1,411	60
PAXTRAVA for OAG or OHT	1,628	2,145	(517)
DEXTENZA for post-surgical ocular inflammation and pain	1,232	1,005	227
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	395	265	130
OTX-CSI for treatment of dry eye disease	—	134	(134)
Preclinical programs	840	950	(110)
Unallocated expenses:
Personnel costs	17,942	14,208	3,734
All other costs	7,838	6,902	936
Total research and development expenses	$49,592	$29,842	$19,750

Research and development expenses were $49.6 million and $29.8 million for the six months ended June 30, 2024 and 2023, respectively, reflecting an increase of $19.8 million year-over-year.

Within research and development expenses, expenses for clinical programs increased $15.2 million, unallocated expenses increased $4.7 million, and expenses for preclinical programs decreased $0.1 million.

For the six months ended June 30, 2024, we incurred $23.8 million in direct research and development expenses for our products and product candidates compared to $8.7 million for the six months ended June 30, 2023. The increase of $15.1 million is primarily related to timing and conduct of our clinical trials of AXPAXLI, including the SOL-1 trial and the initiation of the SOL-R trial, partially offset by reduced development activities related to our Phase 2 clinical trial of PAXTRAVA as we shifted to the smaller size repeat dose sub-study.

We expect that direct research and development expenses for our products and product candidates will increase significantly for the remainder of 2024 and beyond as we progress with the SOL-1 trial and the SOL-R trial; complete our other ongoing clinical trials; and initiate any other clinical trials of our product candidates that we might determine in the future to conduct, partially offset by reduced costs related to preclinical programs as a result of the Strategic Restructuring. We expect that personnel costs will increase for the remainder of 2024 and beyond, as we have recently strengthened and continue to strengthen our leadership team and our clinical teams dedicated to the SOL-1 and SOL-R trials with the addition of several retinal disease experts and other key professionals. The anticipated increase will be partially offset by reduced personnel costs as a result of the Strategic Restructuring.

Selling and Marketing Expenses

	Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$14,043	$14,811	$(768)
Professional fees	3,589	4,501	(912)
Facility-related and other	2,545	2,677	(132)
Total selling and marketing expenses	$20,177	$21,989	$(1,812)

Selling and marketing expenses were $20.2 million and $22.0 million for the six months ended June 30, 2024 and 2023, respectively, reflecting a decrease of $1.8 million year-over-year.

The decrease was primarily due to a decrease of $0.9 million in professional fees, including consulting; a decrease in personnel-related costs, including stock-based compensation, of $0.8 million; and a decrease in facility-related and other costs of $0.1 million.

We expect our selling and marketing expenses to remain stable or increase slightly for the remainder of 2024 and beyond as we continue to support the commercialization of DEXTENZA.

General and Administrative Expenses

	Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$24,431	$11,144	$13,287
Professional fees	7,752	5,643	2,109
Facility-related and other	1,635	545	1,090
Total general and administrative expenses	$33,818	$17,332	$16,486

General and administrative expenses were $33.8 million and $17.3 million for the six months ended June 30, 2024 and 2023, respectively, reflecting an increase of $16.5 million year-over-year.

The increase was primarily due to an increase of $13.3 million in personnel-related costs, including stock-based compensation, an increase in professional fees of $2.1 million, and an increase of $1.1 million in facility-related and other costs. Personnel-related costs, including stock-based compensation, for the six months ended June 30, 2024 include $1.6 million related to accrued wages, severance, and other benefits under the Strategic Restructuring and $9.9 million related to accrued severance and acceleration of stock-based compensation for certain employees who departed during the six months ended June 30, 2024 separate from the Strategic Restructuring, including our former Chief Executive Officer, our former Chief Business Officer, and our former Chief Medical Officer.

We anticipate that the level of our general and administrative expenses will be lower for the remainder of 2024, due to $11.5 million of one-time expenses incurred in the six months ended June 30, 2024 related to the departure of certain employees and the Strategic Restructuring. We anticipate, however, that the level of our general and administrative expenses, exclusive of these one-time charges, will increase for the remainder of 2024 and beyond, as we have recently strengthened, and as we continue to further strengthen, our leadership team and other certain functions that support our clinical trials of AXPAXLI, including the SOL-1 trial and the SOL-R trial, and our business in general.

Other Income (Expense), Net

Interest Income. Interest income was $10.0 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively, reflecting an increase of $8.7 million year-over-year. The increase is primarily due to a higher average balance of cash and cash equivalents held by us, and higher interest rates.

Interest Expense. Interest expense was $7.2 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively, reflecting an increase of $3.4 million year-over-year. The increase is primarily due to higher average balances of debt outstanding as a result of us drawing $82.5 million of debt under the Barings Credit Facility in August 2023, partially offset by us paying off the MidCap Credit Facility, of $25.0 million in August 2023, and the conversion of the Convertible Notes of $37.5 million in March 2024.

Change in Fair Value of Derivative Liabilities. We recognized a non-cash loss from the change in fair values of our derivative liabilities of $8.2 million for the six months ended June 30, 2024, compared to a loss of $5.4 million for the six months ended June 30, 2023. The net loss for the six months ended June 30, 2024 is comprised of a loss of $9.7 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement, and $1.1 million related to royalty fees under the Barings Credit Agreement that we paid or accrued, partially offset by a gain of $2.6 million from the change in the fair value of the derivative liability related to a conversion option embedded in the Convertible Notes. The loss for the six months ended June 30, 2023 results solely from the change in the fair value of the derivative liability related to the conversion option embedded in the Convertible Notes. We cannot predict how the fair value of the derivative liability related to the Barings Credit Agreement will change in 2024 and beyond.

Loss on extinguishment of debt. We recognized a non-cash loss on extinguishment of debt from the conversion of the Convertible Notes in March 2024 of $28.0 million.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our preferred stock, public offerings and private placements of our common stock and pre-funded warrants to purchase our common stock, borrowings under credit facilities, the private placements of our convertible notes, and sales of our products.

As of June 30, 2024, we had cash and cash equivalents of $459.7 million, and outstanding notes payable with a principal amount of $82.5 million par value under the Barings Credit Facility.

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

In August 2021, we entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies, acting as agent. We did not offer or sell shares of our common stock under the 2021 Sales Agreement during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, we sold 1,370,208 shares of common stock under the 2021 Sales Agreement, resulting in gross proceeds to us of $9.2 million, and net proceeds, after accounting for issuance costs, of $8.8 million.

In connection with entering the Barings Credit Facility, in August 2023, we paid MidCap Financial Trust, as administrative agent, and our other lenders an aggregate of $26.2 million in satisfaction of our obligations under our prior credit facility, which we refer to as the MidCap Credit Facility.

Funding Requirements

We have a history of incurring significant operating losses. Our net losses were $43.8 million for the three months ended June 30, 2024, $108.6 million for the six months ended June 30, 2024, and $80.7 million and $71.0 million for the years ended December 31, 2023 and 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $806.2 million.

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development, specifically the SOL-1 trial and the SOL-R trial, and as we support the commercialization of DEXTENZA and the potential commercialization of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue our ongoing clinical trials, including the SOL-1 and the SOL-R trials of AXPAXLI for the treatment of wet AMD;

●	continue to monitor subjects in our clinical trials according to the applicable clinical trial protocols, or prepare submission documentation such as clinical study reports, for our clinical trials that have been completed;
●	initiate any additional clinical trials we might determine in the future to conduct for our product candidates;
●	continue to commercialize DEXTENZA in the United States;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any other products or product candidates we intend to commercialize;
●	conduct or support research and development activities on, and seek regulatory approvals for, DEXTENZA and PAXTRAVA in specified Asian markets pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings, if any;
●	make investments to improve our defenses against cybersecurity threats and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

The amount and timing of these expenses determines our future capital requirements.

Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of June 30, 2024 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2028. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the progress, costs and outcome of our ongoing and planned clinical trials of AXPAXLI for the treatment of wet AMD and NPDR,
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future, including cost increases due to inflation;

●	the scope, progress, costs and outcome of preclinical development and any additional clinical trials we might determine in the future to conduct for our product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the EMA or other regulatory authorities;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2024	2023
Cash used in operating activities	$(58,689)	$(40,048)
Cash used in investing activities	(997)	(5,369)
Cash provided by financing activities	323,419	9,723
Net increase (decrease) in cash and cash equivalents	$263,733	$(35,694)

Operating activities. Net cash used in operating activities was $58.7 million for the six months ended June 30, 2024, primarily resulting from our net loss of $108.6 million and net unfavorable changes in operating assets and liabilities of $9.9 million, partially offset by non-cash adjustments of $59.8 million. Our net loss was primarily attributed to operating expenses of $106.4 million, which we incurred primarily for research and development activities, selling and marketing activities, and general and administrative activities, and non-operating expenses of $33.4 million, partially offset by $31.2 million of revenue. Non-cash adjustments primarily include losses on extinguishment of debt of $28.0 million, stock-based compensation expense of $19.3 million, changes in the fair value of our derivative liabilities of $8.2 million, non-cash interest expense of $2.5 million, and depreciation and amortization expense of $1.9 million. Net cash used by net unfavorable changes in our operating assets and liabilities during the six months ended June 30, 2024 consisted primarily of net decreases of accrued expenses of $6.2 million and net increases of accounts receivable of $4.1 million, partially offset by other items, net, of $0.4 million. Decreases of accrued expenses include a $11.4 million payment of interest to the holder of the Convertible Notes.

Net cash used in operating activities was $40.0 million for the six months ended June 30, 2023, primarily resulting from our net loss of $51.0 million and net unfavorable changes in operating assets and liabilities of $7.1 million, partially offset by non-cash adjustments of $18.0 million. Our net loss was primarily attributed to operating expenses of $71.7 million, which we incurred primarily for research and development activities, selling and marketing activities, and general and administrative activities, and non-operating expenses of $7.9 million, partially offset by $28.6 million of revenue. Non-cash adjustments primarily include stock-based compensation expense of $9.0 million, changes in the fair value of our derivative liabilities of $5.4 million, non-cash interest expense of $2.5 million, and depreciation and amortization expense of $1.1 million. Net cash used by net unfavorable changes in our operating assets and liabilities during the six months ended June 30, 2023 consisted primarily of net increases of accounts receivables of $6.0 million and other items, net of $1.1 million.

Investing activities. Net cash used in investing activities was $1.0 million for the six months ended June 30, 2024, consisting of cash used to purchase property and equipment and leasehold improvements. Net cash used in investing activities was $5.4 million for the six months ended June 30, 2023, consisting of cash used to purchase property and equipment, primarily consisting of leasehold improvements.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2024 was $323.4 million and consisted of total net proceeds from the issuance of common stock and pre-funded warrants in a private placement of approximately $316.4 million, proceeds from the exercise of stock options of $6.6 million, and proceeds from issuing shares under our Employee Stock Purchase Plan, or ESPP, of $0.5 million.

Net cash provided by financing activities for the six months ended June 30, 2023 was $9.7 million and consisted of proceeds of $8.8 million from the sale of shares of our common stock under the 2021 Sales Agreement with Jefferies and $0.9 million from the exercises of stock options and purchases of shares of our common stock under the ESPP. In March 2023, we requested a protective advance of $2.0 million under our Fourth Amended and Restated Credit and Security Agreement with MidCap Financial Trust, as administrative agent, and the lenders party thereto, in response to the closure of Silicon Valley Bank, which was deemed a credit extension. We repaid the full principal amount of $2.0 million in March 2023.

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$9,799	$2,724	5,551	1,524	—
Barings Credit Agreement	82,474	—	—	—	82,474
Total	$92,273	$2,724	$5,551	$1,524	$82,474

The table above includes our enforceable and legally binding obligations and future commitments at June 30, 2024, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at June 30, 2024. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

We enter into contracts in the normal course of business to assist in the performance of our research and development activities, including agreements with clinical research organizations regarding the SOL-1 trial and the SOL-R trial, and other services and products for operating purposes. These contracts generally provide for termination on notice and therefore are cancelable contracts which are not included in contractual obligations and commitments.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts that expire in July 2027 and July 2028, and leases of equipment that expire in 2028.

The commitments under the Barings Credit Agreement represent repayment of principal only. Future payments of interest under the Barings Credit Agreement depend on the level of the Secured Overnight Financing Rate, and future payments of royalty fees depend on our future revenue from DEXTENZA, both of which cannot be estimated at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2024, we had cash and cash equivalents of $459.7 million, which includes cash in operating bank accounts, and investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest-rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

As of June 30, 2024, we had a secured term loan facility with a principal amount of $82.5 million under a credit and security agreement with Barings Finance LLC and the lenders party thereto, or the Barings Credit Agreement. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of June 30, 2024, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

We account for the obligation to pay royalty fees embedded in the Barings Credit Agreement as a separate financial instrument, measured at fair value, using a Monte Carlo simulation, which we refer to as the Royalty Fee Derivative Liability. As of June 30, 2024, the Royalty Fee Derivative Liability was valued at $22.1 million. As of June 30, 2024, a 10% increase or decrease of the interest rate used in the valuation model would not have a material effect on the fair value of the Royalty Fee Derivative Liability. Changes of the fair value of the Royalty Fee Derivative Liability have no impact on anticipated cash outflows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Shares of Common Stock

In connection with effecting a sell-to-cover transaction for a former employee to satisfy his tax withholding obligations upon the vesting and settlement of a restricted stock unit award, on May 15, 2024, we inadvertently sold an additional 30,000 shares of our common stock, approximately, on the Nasdaq Global Market at prevailing market prices. Due to the administrative error, such sale was effectively made on our behalf. Total proceeds to us from this sale were insignificant.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation, as amended					X

10.1	Amendment No. 3 to 2019 Inducement Stock Incentive Plan	8-K	001-36554	4/18/2024	99.1

10.2	Amendment No. 3 to 2021 Stock Incentive Plan	DEF-14A	001-36554	4/29/2024	Appendix A

10.3	Separation Agreement, by and between the Registrant and Antony C. Mattessich, dated May 1, 2024					X

10.4	Separation Agreement, by and between the Registrant and Rabia Gurses-Ozden, dated May 29, 2024					X

10.5	Employment Agreement, by and between the Registrant and Nadia Waheed, dated April 15, 2024					X

10.6	Letter Agreement, by and between the Registrant and Nadia Waheed, dated April 22, 2024					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101	X

† Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: August 7, 2024	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer
(Principal Financial and Accounting Officer)