Form 10-Q
period 2024-09-30
OCULAR THERAPEUTIX, INC
filed 2024-11-14
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, there were 157,217,427 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing clinical trials, including our two registrational Phase 3 clinical trials of AXPAXLI for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 trial and the SOL-R trial, respectively, and our Phase 2 clinical trial of PAXTRAVA for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT;
●	our clinical trials which we have completed, subject to finalization of the clinical study reports, including our Phase 1 clinical trials of AXPAXLI for the treatment of wet AMD; our Phase 1 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS trial; and our Phase 2 clinical trial of OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease;
●	any additional clinical trials we might determine in the future to conduct for our product candidates;
●	determining our next steps for AXPAXLI for the treatment of patients with NPDR, PAXTRAVA for the treatment of patients with OAG or OHT, OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease, and OTX-CSI for the chronic treatment of dry eye disease;
●	our commercialization efforts for our product DEXTENZA;
●	our plans to potentially develop, seek regulatory approval for and commercialize AXPAXLI, PAXTRAVA, OTX-DED, OTX-CSI, and any other product candidate that we might develop based on our proprietary bioresorbable hydrogel-based formulation technology ELUTYX;
●	our ability to manufacture DEXTENZA, AXPAXLI, and our other product candidates in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and our product candidates;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of DEXTENZA and our product candidates;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;

●	our estimates regarding the market opportunity for DEXTENZA and our product candidates;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate PAXTRAVA in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future;
●	our intellectual property position;
●	the impact of government laws and regulations; and
●	our competitive position.

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

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$427,220	$195,807
Accounts receivable, net	30,235	26,179
Inventory	2,405	2,305
Restricted cash	—	150
Prepaid expenses and other current assets	13,151	7,794
Total current assets	473,011	232,235
Property and equipment, net	10,050	11,739
Restricted cash	1,614	1,614
Operating lease assets	5,694	6,472
Total assets	$490,369	$252,060
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,001	$4,389
Accrued expenses and other current liabilities	30,451	28,666
Deferred revenue	190	255
Operating lease liabilities	1,717	1,586
Total current liabilities	36,359	34,896
Other liabilities:
Operating lease liabilities, net of current portion	5,592	6,878
Derivative liabilities	14,465	29,987
Deferred revenue, net of current portion	14,000	14,135
Notes payable, net	67,815	65,787
Other non-current liabilities	117	108
Convertible Notes, net	—	9,138
Total liabilities	138,348	160,929
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 and 200,000,000 shares authorized and 156,654,938 and 114,963,193 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	16	12
Additional paid-in capital	1,194,701	788,697
Accumulated deficit	(842,696)	(697,578)
Total stockholders’ equity	352,021	91,131
Total liabilities and stockholders’ equity	$490,369	$252,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$15,347	$14,950	$46,441	$43,193
Collaboration revenue	78	131	200	449
Total revenue, net	15,425	15,081	46,641	43,642
Costs and operating expenses:
Cost of product revenue	1,561	1,377	4,396	3,895
Research and development	37,054	15,019	86,646	44,860
Selling and marketing	10,573	9,315	30,750	31,304
General and administrative	12,235	8,584	46,054	25,915
Total costs and operating expenses	61,423	34,295	167,846	105,974
Loss from operations	(45,998)	(19,214)	(121,205)	(62,332)
Other income (expense):
Interest income	5,653	1,212	15,611	2,524
Interest expense	(3,224)	(3,426)	(10,471)	(7,187)
Change in fair value of derivative liabilities	7,076	6,722	(1,103)	1,290
Gains and losses on extinguishment of debt, net	—	14,190	(27,950)	14,190
Other expense	—	—	—	(1)
Total other income (expense), net	9,505	18,698	(23,913)	10,816
Net loss	$(36,493)	$(516)	$(145,118)	$(51,516)
Net loss per share, basic	$(0.22)	$(0.01)	$(0.94)	$(0.66)
Weighted average common shares outstanding, basic	166,992,735	79,373,272	154,990,112	78,276,341
Net loss per share, diluted	$(0.22)	$(0.25)	$(0.94)	$(0.77)
Weighted average common shares outstanding, diluted	166,992,735	85,142,504	154,990,112	84,045,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(145,118)	$(51,516)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	25,912	13,497
Non-cash interest expense	3,158	4,553
Change in fair value of derivative liabilities	1,103	(1,290)
Depreciation and amortization expense	2,835	2,025
Gains and losses on extinguishment of debt, net	27,950	(14,190)
Gain on disposal of property and equipment	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(4,056)	(2,264)
Prepaid expenses and other current assets	(5,357)	(834)
Inventory	(100)	(283)
Accounts payable	(430)	(73)
Operating lease assets	778	1,174
Accrued expenses	(568)	2,019
Deferred revenue	(200)	551
Operating lease liabilities	(1,155)	(1,148)
Net cash used in operating activities	(95,248)	(47,780)
Cash flows from investing activities:
Purchases of property and equipment	(1,086)	(5,628)
Net cash used in investing activities	(1,086)	(5,628)
Cash flows from financing activities:
Proceeds from issuance of short-term bridge loan	—	2,000
Proceeds from issuance of Barings notes payable	—	82,474
Proceeds from exercise of stock options	10,752	543
Proceeds from issuance of common stock pursuant to employee stock purchase plan	492	418
Payments of debt refinancing costs	—	(5,184)
Proceeds from issuance of common stock upon public offering, net of issuance costs	—	9,532
Repayment of MidCap notes payable	—	(26,125)
Repayment from issuance of short-term bridge loan	—	(2,000)
Proceeds from issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	316,353	—
Net cash provided by financing activities	327,597	61,658
Net increase in cash, cash equivalents and restricted cash	231,263	8,250
Cash, cash equivalents and restricted cash at beginning of period	197,571	104,064
Cash, cash equivalents and restricted cash at end of period	$428,834	$112,314
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,198	$2,865
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$76	$267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2023	114,963,193	$12	$788,697	$(697,578)	$91,131
Issuance of common stock upon exercise of stock options	1,025,384	—	4,870	—	4,870
Issuance of common stock upon vesting of restricted stock units	532,717	—	—	—	—
Issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	32,413,560	3	316,350	—	316,353
Issuance of common stock in connection with conversion of Convertible Notes	5,769,232	—	52,499	—	52,499
Stock-based compensation expense	—	—	7,978	—	7,978
Net loss	—	—	—	(64,848)	(64,848)
Balances at March 31, 2024	154,704,086	$15	$1,170,394	$(762,426)	$407,983
Issuance of common stock upon exercise of stock options	245,554	1	1,703	—	1,704
Issuance of common stock in connection with employee stock purchase plan	120,806	—	492	—	492
Issuance of common stock upon vesting of restricted stock units	553,917	—	—	—	—
Stock-based compensation expense	—	—	11,293	—	11,293
Net loss	—	—	—	(43,777)	(43,777)
Balances at June 30, 2024	155,624,363	$16	$1,183,882	$(806,203)	$377,695
Issuance of common stock upon exercise of stock options	961,030	—	4,178	—	4,178
Issuance of common stock upon vesting of restricted stock units	69,545	—	—	—	—
Stock-based compensation expense	—	—	6,641	—	6,641
Net loss	—	—	—	(36,493)	(36,493)
Balances at September 30, 2024	156,654,938	$16	$1,194,701	$(842,696)	$352,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2022	77,201,819	$8	$652,213	$(616,842)	$35,379
Issuance of common stock upon exercise of stock options	26,443	—	78	—	78
Issuance of common stock upon vesting of restricted stock units	288,376	—	—	—	—
Stock-based compensation expense	—	—	4,572	—	4,572
Net loss	—	—	—	(30,318)	(30,318)
Balances at March 31, 2023	77,516,638	$8	$656,863	$(647,160)	$9,711
Issuance of common stock upon exercise of stock options	97,435	—	403	—	403
Issuance of common stock in connection with employee stock purchase plan	176,406	—	418	—	418
Issuance of common stock upon vesting of restricted stock units	73,117	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs	1,370,208	—	8,824	—	8,824
Stock-based compensation expense	—	—	4,413	—	4,413
Net loss	—	—	—	(20,682)	(20,682)
Balances at June 30, 2023	79,233,804	$8	$670,921	$(667,842)	$3,087
Issuance of common stock upon exercise of stock options	16,216	—	62	—	62
Issuance of common stock upon vesting of restricted stock units	17,376		—	—	—
Issuance of common stock upon public offering, net of issuance costs	144,718		708	—	708
Stock-based compensation expense	—	—	4,512	—	4,512
Net loss	—	—	—	(516)	(516)
Balances at September 30, 2023	79,412,114	$8	$676,203	$(668,358)	$7,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company committed to improving vision in the real world through the development and commercialization of innovative therapies for retinal diseases and other eye conditions. AXPAXLI (axitinib intravitreal implant), the Company’s product candidate for retinal disease, is based on its ELUTYX proprietary bioresorbable hydrogel-based formulation technology. AXPAXLI is currently in Phase 3 clinical trials for wet age-related macular degeneration (“wet AMD”).

The Company also leverages the ELUTYX technology in its commercial product DEXTENZA (dexamethasone insert) 0.4mg, a corticosteroid approved by the U.S. Food and Drug Administration for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis, and in its product candidate PAXTRAVA (travoprost intracameral implant or OTX-TIC), which is currently in a Phase 2 clinical trial for the treatment of open-angle glaucoma or ocular hypertension.

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

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of September 30, 2024, the Company had an accumulated deficit of $842,696. Based on its current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses and capital expenditures, the Company believes that its existing cash and cash equivalents of $427,220 as of September 30, 2024 will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these unaudited condensed consolidated financial statements while the Company observes a minimum liquidity covenant of $20,000 in its credit facility (Note 7).

The future viability of the Company is dependent on the Company’s ability to generate cash flows from the sales of the Company’s product candidates, such as AXPAXLI, if and as approved, and the sales of DEXTENZA, and to raise additional capital to finance its operations. The Company will need to finance its operations through public or private securities offerings, debt financings, collaborations, strategic alliances, licensing agreements, royalty agreements, or marketing and distribution agreements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding on a timely basis, in sufficient amounts, or at all, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, any of which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2023 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023 have been made. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in Accounting Standards Codification Topic 280 Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes - Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company does not expect the adoption of the amendments to have a significant impact on its consolidated financial statements.

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

Royalties paid under this agreement related to product sales (the “Incept Royalties”) were $491 and $1,373 for the three and nine months ended September 30, 2024, respectively, and $451 and $1,264 for the three and nine months ended September 30, 2023, respectively. The Incept Royalties have been charged to cost of product revenue.

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

The Company recognized collaboration revenue related to its performance obligation regarding the conduct of a Phase 2 clinical trial of PAXTRAVA (the “Phase 2 Clinical Trial of PAXTRAVA performance obligation”) of $78 and $200 for the three and nine months ended September 30, 2024, respectively, and $131 and $449 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, the aggregate amount of the transaction price allocated to the partially unsatisfied Phase 2 Clinical Trial of PAXTRAVA performance obligation was $190. This amount is expected to be recognized as this performance obligation is satisfied through June 2025.

Deferred revenue activity for the nine months ended September 30, 2024 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2023	$14,390
Amounts recognized into revenue	(200)
Deferred revenue at September 30, 2024	$14,190

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

	September 30,	September 30,
	2024	2023
Cash and cash equivalents	$427,220	$110,550
Restricted cash (non-current)	1,614	1,764
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$428,834	$112,314

The Company held restricted cash as security deposits for its real estate leases.

5. Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$196	$302
Work-in-process	1,400	1,012
Finished goods	809	991
	$2,405	$2,305

6. Expenses

Restructuring

On May 29, 2024, the Company’s board of directors approved a strategic reduction in force to eliminate 37 full-time employees of the Company, primarily in research and development and technical operations and representing approximately 13% of the Company’s workforce, as part of an initiative to prioritize Company resources on the clinical development of AXPAXLI for the treatment of wet AMD.

The Company substantially completed the reduction in force and recorded the related restructuring costs, primarily for paid leave for terminated employees, severance, and related costs, in the three months ended June 30, 2024. The accrued restructuring costs remaining at June 30, 2024 were paid in the three months ended September 30, 2024.

A roll-forward of the costs accrued with regard to this restructuring is as follows:

As of
Accrued restructuring costs at March 31, 2024	—
Restructuring costs incurred during the period	1,601
Restructuring costs paid during the period	(395)
Accrued restructuring costs at June 30, 2024	1,206
Restructuring costs paid during the period	(1,206)
Accrued restructuring costs at September 30, 2024	—

Restructuring costs incurred during the nine months ended September 30, 2024 are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued payroll and related expenses	11,106	8,156
Accrued research and development expenses	$8,047	$1,488
Accrued rebates and programs	5,658	5,117
Accrued professional fees	3,139	691
Accrued interest payable on Barings Credit Facility (Note 7)	710	803
Accrued other	1,791	1,525
Accrued interest payable on Convertible Notes (Note 7)	—	10,886
	$30,451	$28,666

7. Financial Liabilities

Barings Credit Agreement

On August 2, 2023 (the “Closing Date”), the Company entered into a credit and security agreement (the “Barings Credit Agreement”) with Barings Finance LLC (“Barings”), as administrative agent, and the lenders party thereto, providing for a secured term loan facility for the Company (the “Barings Credit Facility”) in the aggregate principal amount of $82,474 (the “Total Credit Facility Amount”). The Company borrowed the full amount of $82,474 at closing and received proceeds of $77,290, after the application of an original issue discount and fees. Indebtedness under the Barings Credit Facility matures on the earlier to occur of (i) the six-year anniversary of the Closing Date and (ii) the date that is 91 days prior to the maturity date for the Company’s Convertible Notes (as defined below). Indebtedness under the Barings Credit Facility incurs interest based on the Secured Overnight Financing Rate (“SOFR”), subject to a minimum 1.50% floor, plus 6.75%. The Company is obligated to make interest payments on its indebtedness under the Barings Credit Facility on a monthly basis, commencing on the Closing Date; to pay annual administration fees; and to pay, on the maturity date, any principal and accrued interest that remains outstanding as of such date. In addition, the Company is obligated to pay a fee in an amount equal to the Total Credit Facility Amount, which amount shall be reduced by the total amount of interest and principal prepayment fees paid under the Barings Credit Agreement (such fee, the “Barings Royalty Fee”). The Company is required to pay the Barings Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Barings Royalty Fee is paid in full. The Barings Royalty Fee is due and payable upon a change of control of the Company. The Company may, at its option, prepay any or all of the Barings Royalty Fee at any time without penalty. In connection with the Barings Credit Agreement, the Company granted the lenders thereto a first-priority security interest in all assets of the Company, including its intellectual property, subject to certain agreed-upon exceptions. The Barings Credit Agreement includes a negative covenant requiring the Company to maintain a minimum liquidity amount of $20,000. The Barings Credit Agreement also includes customary affirmative and negative covenants.

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

A summary of the Barings Credit Facility at September 30, 2024 and December 31, 2023 is as follows:

	September 30,	December 31,
	2024	2023
Barings Credit Facility	$82,474	82,474
Less: unamortized discount	(14,659)	(16,687)
Total	$67,815	65,787

As of September 30, 2024, the full principal for the Barings Credit Facility of $82,474 was due for repayment in 2029.

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

The Company has determined that the embedded conversion option was required to be separated from the Convertible Notes and has accounted for the embedded conversion option as a freestanding derivative instrument subject to derivative accounting (the “Conversion Option Derivative Liability”).

On March 28, 2024, the Company issued 5,769,232 shares of its common stock with a total fair value of $52,499 (Note 10) to the holder of the Convertible Notes in connection with the conversion of the principal amount of the Convertible Notes (the “Conversion”) and paid the holder $11,361 for accrued interest. The extinguishment of obligations under the Convertible Notes and the resulting derecognition of the principal of the Convertible Notes ($37,500), the unamortized discount ($27,950), and the Conversion Option Derivative Liability ($15,000), resulted in a net loss of $27,950, which was charged to losses on extinguishment of debt on the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024.

Concurrently with entering into the Barings Credit Agreement, on August 2, 2023, the Company and the holders of the Convertible Notes extended the maturity of the Convertible Notes, which would otherwise have matured on March 1, 2026, to a date 91 days following the maturity of the indebtedness under the Barings Credit Facility, unless earlier converted, repurchased or redeemed (the “Amendment”). The Company accounted for the Amendment as an extinguishment of debt in accordance with the guidance in Accounting Standards Codification Topic 470-50 Debt (“ASC 470-50”). Details of the accounting for the Amendment are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. Application of ASC 470-50 resulted in a gain on extinguishment of debt of $14,907, which was charged to gains and losses on extinguishment of debt, net, on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023.

MidCap Credit Agreement

The Company entered into a credit and security agreement in 2014 (as amended, the “MidCap Credit Agreement”) establishing a credit facility (the “MidCap Credit Facility”). The terms and conditions of the MidCap Credit Agreement and the MidCap Credit Facility are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. In connection with entering into the Barings Credit Facility, in August 2023 the Company paid MidCap Financial Trust, as administrative agent, and its other lenders an aggregate of

$26,157 in satisfaction of the Company’s obligations under the MidCap Credit Facility. In connection with its satisfaction of its obligations, the Company extinguished the MidCap Credit Facility, and all liens and security interests securing the indebtedness under the MidCap Credit Agreement were released. The extinguishment of the MidCap Credit Facility resulted in a loss of $717, which was charged to gains and losses on extinguishment of debt, net, on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023.

In March 2023, the Company requested, and received, a protective advance of $2,000 under the MidCap Credit Agreement as a short-term bridge loan in response to the closure of Silicon Valley Bank by the California Department of Financial Protection and Innovation. This protective advance was deemed a credit extension. The Company repaid the full principal amount of $2,000 in March 2023.

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

A roll-forward of the Royalty Fee Derivative Liability is as follows:

As of
Balance at December 31, 2023	$12,389
Change in fair value	2,076
Balance at September 30, 2024	$14,465

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

A roll-forward of the Conversion Option Derivative Liability is as follows:

As of
Balance at December 31, 2023	$17,598
Change in fair value	(2,598)
Balance at March 28, 2024	15,000
Extinguishment in connection with Conversion	(15,000)
Balance at September 30, 2024	$—

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

Three specialty distributor customers accounted for the following percentages of the Company’s total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Customer 1	41%	47%	45%	51%
Customer 2	26	24	23	23
Customer 3	9	12	11	11

Three specialty distributor customers accounted for the following percentages of the Company’s accounts receivable, net:

	As of
	September 30,	December 31,
	2024	2023
Customer 1	46%	50%
Customer 2	28	28
Customer 3	9	11

Change in Fair Value of Derivative Liabilities

Other income (expenses) from the change in the fair values of derivative liabilities as presented on the Company’s consolidated statements of operations and comprehensive loss includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Change in the fair value of the Conversion Option Derivative Liability	$—	$7,144	$2,598	$1,712
Change in the fair value of Royalty Fee Derivative Liability	7,613	(34)	(2,076)	(34)
Barings Royalty Fee	(537)	(388)	(1,625)	(388)
Total	$7,076	$6,722	$(1,103)	$1,290

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$414,734	$—	$—	$414,734

Liability:
Derivative liabilities	$—	$—	$14,465	$14,465

	Fair Value Measurements as of
	December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$187,951	$—	$—	$187,951

Liability:
Derivative liabilities	$—	$—	$29,987	$29,987

Barings Credit Agreement and Royalty Fee Derivative Liability

At September 30, 2024, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $68,525, comprised of the $67,815 non-current liability (Note 7) and $710 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $74,009 at September 30, 2024. At December 31, 2023, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $66,590 comprised of the $65,787 non-current liability (Note 7) and $803 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $72,295 at December 31, 2023.

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

The main inputs to valuing the Royalty Fee Derivative Liability are as follows:

	As of
	September 30,	December 31,
	2024	2023
Revenue volatility	64.0%	67.0%
Revenue discount rate	15.8%	15.8%

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

On August 9, 2021, the Company and Jefferies LLC (“Jefferies”) entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. The Company did not offer or sell shares of its common stock under the 2021 Sales Agreement during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company sold 144,718 and 1,514,926 shares of common stock, respectively, under the 2021 Sales Agreement, resulting in gross proceeds to the Company of $734 and $9,897, and net proceeds, after accounting for issuance costs, of $708 and $9,532, respectively.

11. Stock-Based Awards

For the three and nine months ended September 30, 2024, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the

2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the 2014 Employee Stock Purchase Plan (the “ESPP”) (collectively, the “Stock Plans”). The 2021 Plan and the 2019 Inducement Plan provide for the grant of non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights and other stock-based awards. The 2021 Plan also provides for the grant of incentive stock options.

The terms and conditions of the Stock Plans are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. Subsequent updates to Stock Plans during the three and nine months ended September 30, 2024 are as follows:

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

As of September 30, 2024, 8,806,487, 258,481, and 485,380 shares of common stock remained available for issuance under the 2021 Plan, the 2019 Inducement Plan, and the ESPP, respectively.

Stock options and RSUs

During the three and nine months ended September 30, 2024, the Company granted options to purchase 847,287 and 7,675,358 shares of common stock, respectively, at a weighted exercise price of $8.05 and $7.22 per share, respectively. Of these, options to purchase 532,087 and 4,860,714 shares of common stock, respectively, were granted under the 2021 Plan, and options to purchase 315,200 and 2,814,644 shares of common stock, respectively, were granted under the 2019 Inducement Plan.

During the three and nine months ended September 30, 2024, the Company granted 359,410 and 2,971,167 RSUs, respectively. Of these, 254,346 and 1,610,117 RSUs, respectively, were granted under the 2021 Plan, and 105,064 and 1,361,050 RSUs, respectively, were granted under the 2019 Inducement Plan. Each RSU is settleable for one share of common stock upon vesting.

During the three and nine months ended September 30, 2024, 795,230 and 1,835,491 stock options, respectively, and 159,658 and 426,500 RSUs, respectively, expired or were forfeited.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs in the following expense categories of its unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$2,796	$1,115	$6,595	$3,390
Selling and marketing	787	934	2,313	2,948
General and administrative	3,058	2,463	17,004	7,159
	$6,641	$4,512	$25,912	$13,497

During the nine months ended September 30, 2024 vesting of certain stock options and RSUs granted to two former executives of the Company was accelerated upon their departures from the Company, resulting in incremental stock-based compensation expense of $7,493.

As of September 30, 2024, the Company had an aggregate of $45,049 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.75 years.

12. Income Taxes

The Company did not provide for any income taxes in its unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, respectively. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2024 and December 31, 2023, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

13. Net Loss Per Share

Basic net loss per share was calculated as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(36,493)	$(516)	$(145,118)	$(51,516)
Denominator:
Weighted average common shares outstanding, basic	166,992,735	79,373,272	154,990,112	78,276,341
Net loss per share - basic	$(0.22)	$(0.01)	$(0.94)	$(0.66)

Diluted net loss per share was calculated as follows for the three months ended September 30, 2023 and the nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2023
Net loss attributable to common stockholders, basic	$(516)	$(51,516)
Interest expense on Convertible Notes	1,004	3,232
Change in fair value of derivative liability and gains on extinguishment of debt	(22,051)	(16,619)
Net loss attributable to common stockholders, diluted	$(21,563)	$(64,903)

Weighted average common shares outstanding, basic	79,373,272	78,276,341
Shares issuable in connection with conversion of Convertible Notes, as if converted	5,769,232	5,769,232
Weighted average common shares outstanding, diluted	85,142,504	84,045,573

Net loss per share attributable to common stockholders, diluted	$(0.25)	$(0.77)

For the three and nine months ended September 30, 2024, respectively, there was no dilutive impact from potentially issuable common shares. Therefore, diluted net loss per share was the same as basic net loss per share. As of September 30, 2024, the Pre-Funded Warrants (Note 10) are included in the calculation of basic and diluted net loss per share.

The Company excluded the following potentially issuable common shares, outstanding as of September 30, 2024 and 2023, respectively, from the computation of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023, respectively, because they had an anti-dilutive impact.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	19,784,690	16,306,543	19,784,690	16,306,543
Restricted stock units	3,015,829	1,653,363	3,015,829	1,653,363
	22,800,519	17,959,906	22,800,519	17,959,906

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

15. Related Party Transactions

The Company has engaged Boston Image Reading Center LLC (“BIRC”) to provide certain clinical development-related services to the Company. Nadia Waheed, M.D. M.P.H., who has served as the Company’s Chief Medical Officer since June 1, 2024, is a Director of BIRC. For the three and nine months ended September 30, 2024, the Company incurred fees for clinical development-related services rendered by BIRC while being deemed a related party since June 1, 2024 of $8 and $51, respectively. As of September 30, 2024, there was $0 and $47 recorded in accounts payable and accrued expenses for BIRC, respectively.

Jeffrey Heier, M.D., a former member of the Company’s Board of Directors and the Company’s current Chief Scientific Officer, and Peter Kaiser, M.D., the Company’s Chief Development Officer since April 16, 2024, are each affiliated with i2Vision, Inc. and its affiliated entities (collectively “i2Vision”). The Company has engaged i2Vision to provide services with respect to the clinical advancement of AXPAXLI. For the three and nine months ended September 30, 2024, the Company incurred fees and expenses related to services rendered by i2Vision of $623, including $313 for pass-through costs, and $1,961, including $349 for pass-through costs, respectively. The Company incurred fees and expenses related to services rendered by i2Vision of $(8), including $0 for pass-through costs, and $257, including $102 for pass-through costs, for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, there was $153 and $0 recorded in accounts payable for i2Vision, respectively. As of September 30, 2024 and December 31, 2023, there was $410 and $0 recorded in accrued expenses for i2Vision, respectively. As of September 30, 2024 and December 31, 2023, there was $416 and $0 recorded in prepaid expenses and other current assets for i2Vision, respectively.

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. Christopher White, who served as the Company’s Chief Business Officer until March 6, 2024, is the brother of a partner at WilmerHale who has not participated in providing legal services to the Company. Upon Mr. White’s departure, WilmerHale ceased to be a related party to the Company. For the three and nine months ended September 30, 2024, the Company incurred fees for legal services rendered by WilmerHale while being deemed a related party through March 31, 2024 of $0 and $1,080, respectively. The Company incurred fees for legal services rendered by WilmerHale of $323 and $956 for the three and nine months ended September 30, 2023, respectively. As of December 31, 2023, there was $298 recorded in accounts payable for WilmerHale. As of December 31, 2023, there was $0 recorded in accrued expenses for WilmerHale.

The Company had engaged Heier Consulting, LLC (“Heier Consulting”), an entity affiliated with Dr. Heier, to provide advice or expertise on one or more of the Company’s development-stage drug or medical device products relating to retinal diseases or conditions under a consultant agreement (the “Consultant Agreement”). On February 21, 2024, the Company entered into an employment agreement with Dr. Heier (the “Heier Employment Agreement”) under which Dr. Heier agreed to serve as Chief Scientific Officer of the Company. In connection with entering into the Heier Employment Agreement, the Heier Consulting Agreement was terminated. In addition, in connection with his commencement of employment, Dr. Heier resigned from the Company’s board of directors, effective February 21, 2024. Compensation for the consulting services was in the form of cash and stock-based awards. The total grant date fair value of stock-based awards granted to Dr. Heier was $96, which was recognized to expense on a straight-line basis over the respective vesting periods. The Company did not incur any cash-based fees for services rendered by Heier Consulting for the three months ended September 30, 2024. The Company incurred cash-based fees for services rendered by Heier Consulting for the three months ended September 30, 2023 of $13. The Company incurred cash-based fees for services rendered by Heier Consulting before termination of the Consultant Agreement of approximately $5 and $18 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, there were $0 and $6 recorded in accounts payable for Heier Consulting, respectively. As of September 30, 2024 and December 31, 2023, there were $0 and $0 recorded in accrued expenses for Heier Consulting, respectively.

16. Subsequent Events

On October 4, 2024, the Company’s board of directors amended the 2019 Inducement Plan, as amended, to increase the aggregate number of shares issuable thereunder from 4,804,000 to 6,054,000 shares of common stock.

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

Overview

Our Company

We are a biopharmaceutical company committed to improving vision in the real world through the development and commercialization of innovative therapies for retinal diseases and other eye conditions. AXPAXLI (axitinib intravitreal implant, also known as OTX-TKI), our product candidate for retinal disease, is based on our ELUTYX proprietary bioresorbable hydrogel-based formulation technology. AXPAXLI is currently in two Phase 3 clinical trials for wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 trial and the SOL-R trial, respectively. We have also completed a Phase 1 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS trial.

Our pipeline also leverages the ELUTYX technology in our commercial product DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration, or FDA, for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis, and in our product candidate PAXTRAVA (travoprost intracameral implant also known as OTX-TIC), which is currently in a Phase 2 clinical trial for the treatment of open-angle glaucoma, or OAG, or ocular hypertension, or OHT.

Key Business and Financial Developments

AXPAXLI for wet AMD

We are currently conducting the SOL-1 trial, a registrational Phase 3 clinical trial for the treatment of wet AMD. The SOL-1 trial is designed as a prospective, multi-center, randomized, parallel-group trial that involves over 100 trial sites located in the U.S. and Argentina. The SOL-1 trial is designed as a superiority trial comparing a single optimized implant of AXPAXLI with a drug load of 450 µg of axitinib to a single injection of aflibercept 2 mg and assessing the safety and efficacy of AXPAXLI in subjects with wet AMD by measuring Best Corrected Visual Accuity, or BCVA, and central subfield thickness. We are conducting the SOL-1 trial in accordance with a Special Protocol Agreement, or SPA, letter we received in October 2023 from the FDA regarding the proposed clinical trial protocol and the statistical analysis plan and a subsequent SPA modification letter we received from the FDA in January 2024 regarding the formulation of AXPAXLI to be used and the trial’s inclusion criteria.

The SOL-1 trial is intended to randomize approximately 300 evaluable treatment-naïve subjects with a diagnosis of wet AMD in the study eye with good visual acuity and a diagnosis of macular choroidal neovascularization at screening. Under the study protocol, after initial screening, enrolled subjects in the trial will receive two aflibercept 2 mg loading doses between the screening visit and Day 1: one at Week -8 and another at Week -4. Subjects reaching approximately 20/20 vision or experiencing an improvement of 10 Early Treatment of Diabetic Retinopathy Study, or ETDRS, letters after these injections, in addition to satisfying other criteria, will then be randomized in the trial at Day 1 to receive either one implant of AXPAXLI in the investigational arm or one injection of aflibercept 2 mg in the control arm. Those subjects who fail randomization will then be eligible to be enrolled in the SOL-R trial. All subjects who are successfully randomized in the SOL-1 trial will then be followed every month and rescued as needed with supplemental anti-VEGF treatment based on pre-specified criteria. The primary endpoint is the proportion of subjects who maintain visual acuity, defined as a BCVA loss of less than 15 letters on the ETDRS chart at week 36. Our pre-specified rescue criteria are a loss of 15 or more letters on the ETDRS chart compared to baseline, or a new hemorrhage that is deemed to be likely to cause irreversible vision loss. A loss of 15 letters or more on the ETDRS chart at any time in the trial would be considered as having met the endpoint as a treatment failure.

The first subjects in the SOL-1 trial were screened and received their first loading aflibercept 2 mg injections in February 2024, and we started randomizing subjects in April 2024. During our Investor Day on June 13, 2024, we announced that, as of June 7, 2024, we had 60 active trial sites and 151 subjects enrolled in various stages of loading and randomization. As of November 14, 2024, we have activated over 100 trial sites. We expect the SOL-1 trial to be fully enrolled with all subjects randomized by the end of 2024 and to present topline data from the SOL-1 trial during the fourth quarter of 2025.

In June 2024, we initiated the SOL-R trial, a repeat-dosing registrational Phase 3 clinical trial for the treatment of wet AMD. The SOL-R trial is designed as a multi-center, double-masked, randomized (2:2:1), three-arm trial that will involve sites located in the U.S. and the rest of the world. The trial is intended to randomize approximately 825 subjects that are either treatment naïve or have been diagnosed with wet AMD within three months prior to enrollment in the study eye. This non-inferiority trial reflects a patient enrichment strategy that includes five loading doses of aflibercept 2 mg and monitoring to exclude those subjects with significant retinal fluid fluctuations. In the first arm, subjects will receive a single dose of AXPAXLI at Day 1 and be re-dosed at Week 24. In the second arm, subjects will receive aflibercept 2 mg on-label every 8 weeks. In the third arm, subjects will receive a single dose of aflibercept 8 mg (Eylea HD), at Day 1 and will be re-dosed at Week 24, aligned with the AXPAXLI dosing regimen in the first arm and serving as adequate masking pursuant to FDA guidance. The clinical trial protocol requires that, during the trial, subjects in any arm meeting pre-specified rescue criteria will receive a supplemental dose of aflibercept 2 mg. The primary endpoint is non-inferiority in mean BCVA change from baseline between the AXPAXLI and on-label aflibercept 2 mg arms at one year. The first subjects were enrolled in the SOL-R trial in July 2024. Initially, subjects enrolled in the SOL-R trial included only subjects that constituted loading or randomization failures from the SOL-1 trial. On November 14, 2024, we announced that, as the SOL-1 trial nears the completion of randomization, trial sites can now directly enroll eligible subjects into the SOL-R trial.

In August 2024, we received a Type C written response in which the FDA agreed that the SOL-R clinical trial is appropriate as an adequate and well-controlled trial in support of a potential NDA and product label. The FDA also noted that the use of one superiority trial and one non-inferiority trial is generally acceptable as the basis of an eventual NDA in wet AMD.

If we were to obtain favorable results from the SOL-1 trial and the SOL-R trial, we plan to submit an NDA with the FDA for marketing approval of AXPAXLI for the treatment of wet AMD.

AXPAXLI for NPDR

We have completed the HELIOS trial, a U.S.-based, multicenter, double-masked, randomized, parallel group Phase 1 clinical trial evaluating the safety, tolerability and efficacy of a single injection of AXPAXLI in subjects with moderately severe to severe NPDR without diabetic macular edema, subject to finalization of the clinical study report, or CSR. We started conducting the HELIOS trial initially under an exploratory IND, which was subsequently converted to a traditional IND. We enrolled 22 subjects with diabetic retinopathy secondary to type 1 or type 2 diabetes who had not had an anti-VEGF injection in the prior 12 months or diabetic macular edema in the prior six months, randomized 2:1 to either a single implant of AXPAXLI containing 600 µg of axitinib or sham control. One subject dropped out from the HELIOS trial for reasons unrelated to the trial.

In June 2024, we announced topline data from the HELIOS trial at 48 weeks. AXPAXLI was generally well-tolerated and did not result in any reported incidence of intraocular inflammation, iritis, vitritis, or vasculitis. No subjects in either arm received rescue medication. At week 48, six of 13 (46.2%) subjects in the AXPAXLI group experienced either a 1- or 2-step improvement in the Diabetic Retinopathy Severity Scale, or DRSS, with three of the 13 (23.1%) experiencing a 2-step improvement. No subjects in the control group showed a 1-step or greater improvement at the same timepoint. No subjects in the AXPAXLI group experienced any worsening in DRSS. Two of eight (25.0%) subjects in the control group experienced worsening in the DRSS at 48 weeks. No subjects in the AXPAXLI group developed proliferative diabetic retinopathy, or PDR, or center-involved diabetic macular edema, or CI-DME at week 48. Three of eight (37.5%) subjects in the control group developed PDR or CI-DME at the same timepoint. On average, subjects in the AXPAXLI arm showed improvement in mean central subfield thickness versus baseline compared to the control group, which showed worsening at the 48-week timepoint.

We plan to request a meeting with the FDA to discuss the results of the HELIOS trial and seek guidance as to the regulatory requirements regarding the further clinical development of AXPAXLI for the treatment of diabetic retinopathy. We are also developing a potential next-generation injector that we believe could improve the administration of AXPAXLI to the eye.

PAXTRAVA

We are conducting a U.S.-based Phase 2 prospective, multi-center, randomized, controlled clinical trial evaluating the safety, tolerability and efficacy of PAXTRAVA for the treatment of subjects with primary OAG or OHT under an IND. The Phase 2 clinical trial was initially designed to include approximately 105 subjects at 15 to 20 sites between three arms of approximately 35 subjects each to evaluate two formulations of PAXTRAVA for the treatment of OAG or OHT in subjects compared to DURYSTA. The non-study eye of each subject receives a topical prostaglandin analog daily, if not contraindicated. The primary efficacy endpoint is measured by diurnal intraocular pressure, or IOP, mean change from baseline (8 a.m., 10 a.m. and 4 p.m.) at 2, 6 and 12 weeks. The active comparator control arm receives one injection of DURYSTA in one eye and a topical prostaglandin analog daily in the non-study eye, if not contraindicated. In April 2024, we presented 6-month topline data from this Phase 2 clinical trial at the 2024 American Society of Cataract and Refractive Surgery Annual Meeting. In the trial, the PAXTRAVA 26 µg single implant demonstrated consistent control of IOP, through six months, as statistically significant IOP changes from baseline were observed for every individual and mean diurnal measurement at primary endpoints Week 2 (M0.5), Week 6 (M1.5), and Week 12 (M3), as well as secondary endpoints Months 4.5 and 6 (p<0.0001), although no formal statistical testing was prespecified by the clinical trial protocol. Clinically meaningful mean IOP reduction of approximately 24-30% from baseline over six months was observed. A majority (81.3%) of treated eyes did not require additional IOP-lowering therapy through six months, indicating sustained and consistent treatment effects.

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

Commercial

Our net product revenue is generated from the sale of DEXTENZA to specialty distributors, or SDs, for resale to certain ambulatory surgery centers, or ASCs, certain hospital outpatient departments, or HOPDs, and certain physicians’ offices, and from the direct sale by us to ASCs and physicians’ offices. Our net product revenue was $15.3 million for the three months ended September 30, 2024, reflecting an increase of $0.3 million or 2.7% over the three months ended September 30, 2023, and a decrease of $1.0 million or 6.5% over the three months ended June 30, 2024.

Our net product revenue was $46.4 million for the nine months ended September 30, 2024, reflecting an increase of $3.2 million or 7.5% over the nine months ended September 30, 2023.

In-Market Sales, defined as unit sales from the SDs to ASCs, HOPDs, and physicians’ offices, and unit sales made directly by us to ASCs and physicians’ offices, exceeded 42,000 units in the three months ended September 30, 2024, an increase of more than 6,000 units compared to the three months ended September 30, 2023, and an increase of nearly 1,000 units compared to the three months ended June 30, 2024. Differences between the development of DEXTENZA’s product revenue, net as recognized in our unaudited condensed consolidated financial statements and In-Market Sales figures are attributable to distributor stocking patterns.

Pursuant to 42 U.S.C. par. 1395 et seq., or the Medicare Statute, physician administered non-opioid pain medications will receive separate payment in both the ASC and HOPD settings of care beginning January 1, 2025. The Medicare Statute allows for continued separate payment of DEXTENZA in the ASC setting for 2025, and it re-establishes the separate payment of DEXTENZA in the HOPD setting that was lost for 2024. Additionally, the Medicare Statute limits the separate payment for physician administered non-opioid pain medications. In November 2024, the Centers for Medicare & Medicaid Services, or CMS, released the final Outpatient Prospective Payment System Rule for the calendar year 2025, or the CY 2025 OPPS Rule, including the maximum Medicare payment for DEXTENZA.

In June 2024, we submitted the CSR for our clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery to the FDA. We anticipate receiving the FDA’s decision on the pediatric labeling for DEXTENZA during the second quarter of 2025.

Reduction in Force

In May 2024, our board of directors approved a strategic reduction in force to eliminate 37 full-time employees, primarily in research and development and technical operations and representing approximately 13% of our workforce, as part of an initiative to prioritize our resources on the clinical development of AXPAXLI for the treatment of wet AMD, or the Strategic Restructuring. We substantially completed the Strategic Restructuring and recorded the related restructuring charges of $1.6 million, resulting primarily from garden leaves and severance benefits, in the three months ended June 30, 2024. We paid all previously accrued restructuring charges in the three months ended September 30, 2024.

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

Components of our Financial Performance

Revenue

We recognize product revenue when we sell DEXTENZA in the United States to a network of SDs who then resell the product to ASCs, HOPDs, and physicians’ offices, and when we sell DEXTENZA on a direct basis to a small number of ASCs and physicians’ offices. We record DEXTENZA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions.

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

For the three months ended September 30, 2024, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal). For the three months ended September 30, 2023, our interest-bearing debt included the Barings Credit Facility (from August 2, 2023), the Convertible Notes, and our obligations under a credit and security agreement with MidCap Financial Trust, as administrative agent, and other lenders that we entered into in 2014, or, as amended, the MidCap Credit Agreement, establishing a credit facility, or the MidCap Credit Facility ($25.0 million outstanding principal through August 2, 2023, no outstanding principal thereafter).

For the nine months ended September 30, 2024, our interest-bearing debt included the Barings Credit Facility and the Convertible Notes (through March 28, 2024, no outstanding principal thereafter). For the nine months ended September 30, 2023, our interest-bearing debt included the Barings Credit Facility (from August 2, 2023), the Convertible Notes, and our obligations under the MidCap Credit Facility (through August 2, 2023).

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

Gains and Losses on Extinguishment of Debt. In March 2024, the holder of the Convertible Notes converted the Convertible Notes. In connection with the conversion, our obligations under the Convertible Notes extinguished, resulting in a loss on extinguishment.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$15,347	$14,950	$397
Collaboration revenue	78	131	(53)
Total revenue, net	15,425	15,081	344
Costs and operating expenses:
Cost of product revenue	1,561	1,377	184
Research and development	37,054	15,019	22,035
Selling and marketing	10,573	9,315	1,258
General and administrative	12,235	8,584	3,651
Total costs and operating expenses	61,423	34,295	27,128
Loss from operations	(45,998)	(19,214)	(26,784)
Other income (expense):
Interest income	5,653	1,212	4,441
Interest expense	(3,224)	(3,426)	202
Change in fair value of derivative liabilities	7,076	6,722	354
Gains on extinguishment of debt, net	—	14,190	(14,190)
Total other income (expense), net	9,505	18,698	(9,193)
Net loss	$(36,493)	$(516)	$(35,977)

Product Revenue, net

Our product revenue, net was $15.3 million and $15.0 million for the three months ended September 30, 2024 and 2023, respectively, reflecting an increase of $0.3 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total gross-to-net provisions, or GTN Provisions, for the three months ended September 30, 2024 and 2023 were 39.0% and 29.8%, respectively, of gross DEXTENZA product sales. Effective October 2024, we increased the wholesale acquisition cost, or WAC, and we concurrently increased the off-invoice discount, or OID, for DEXTENZA as part of our overall pricing strategy. The OID amounts are generally determined at the time of resale by SD or direct sales to ASCs or physicians’ offices by us. The total GTN Provisions for the three months ended September 30, 2024 includes timing effects related to this increase, as units that we sold to SDs under the pre-October 2024 OID will be subject to the increased OID to the extent that such units are subsequently sold as In-Market Sales. We expect that the GTN Provisions relative to gross DEXTENZA product sales will increase as a result of this change and any additional anticipated OID increases, and we expect that GTN Provisions relative to gross DEXTENZA product sales will remain at an elevated level for 2024 and beyond.

Collaboration Revenue

During the three months ended September 30, 2024, we recognized $0.1 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of PAXTRAVA, compared to $0.1 million in the three months ended September 30, 2023. We recognize collaboration revenue based on a cost-to-cost method.

Research and Development Expenses

	Three Months Ended
	September 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for wet AMD	$17,017	$2,077	$14,940
AXPAXLI for NPDR	244	652	(408)
PAXTRAVA for OAG or OHT	314	650	(336)
DEXTENZA for post-surgical ocular inflammation and pain	457	606	(149)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	70	266	(196)
OTX-CSI for treatment of dry eye disease	—	6	(6)
Preclinical programs	99	217	(118)
Unallocated expenses:
Personnel costs	10,104	6,407	3,697
All other costs	8,749	4,138	4,611
Total research and development expenses	$37,054	$15,019	$22,035

Research and development expenses were $37.1 million and $15.0 million for the three months ended September 30, 2024 and 2023, respectively, reflecting an increase of $22.1 million year-over-year.

Within research and development expenses, expenses for clinical programs increased $13.8 million, unallocated expenses increased $8.3 million, and expenses for preclinical programs decreased $0.1 million.

For the three months ended September 30, 2024, we incurred $18.2 million in direct research and development expenses for our products and product candidates compared to $4.5 million for the three months ended September 30, 2023. The increase of $13.7 million is primarily related to timing and conduct of our clinical trials of AXPAXLI for wet AMD, including the SOL-1 trial and the SOL-R trial, partially offset by a decrease in costs associated with the HELIOS clinical trial which we have completed, subject to finalization of the CSR, and our Phase 2 clinical trial of PAXTRAVA as we shifted to the smaller repeat dose sub-study.

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

Selling and Marketing Expenses

	Three Months Ended
	September 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$6,869	$6,591	$278
Professional fees	2,453	1,715	738
Facility-related and other	1,251	1,009	242
Total selling and marketing expenses	$10,573	$9,315	$1,258

Selling and marketing expenses were $10.6 million and $9.3 million for the three months ended September 30, 2024 and 2023, respectively, reflecting an increase of $1.3 million year-over-year.

The increase was primarily due to an increase in professional fees of $0.7 million; an increase in personnel-related costs, including stock-based compensation, of $0.3 million; and an increase in facility-related and other costs of $0.2 million.

We expect our selling and marketing expenses to remain stable or increase slightly for the remainder of 2024 and beyond as we continue to support the commercialization of DEXTENZA.

General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$6,606	$5,313	$1,293
Professional fees	4,390	2,575	1,815
Facility-related and other	1,239	696	543
Total general and administrative expenses	$12,235	$8,584	$3,651

General and administrative expenses were $12.2 million and $8.6 million for the three months ended September 30, 2024 and 2023, respectively, reflecting an increase of $3.6 million year-over-year.

The increase was primarily due to an increase in professional fees of $1.8 million, an increase of $1.3 million in personnel-related costs, including stock-based compensation, and an increase of $0.5 million in facility-related and other costs.

We anticipate that the level of our general and administrative expenses may continue to increase for the remainder of 2024 and beyond, as we have recently strengthened, and as we continue to further strengthen, our leadership team and other certain functions that support our clinical trials of AXPAXLI, including the SOL-1 trial and the SOL-R trial, and our business in general.

Other Income (Expense), Net

Interest Income. Interest income was $5.7 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, reflecting an increase of $4.5 million year-over-year. The increase is primarily due to a higher average balance of cash and cash equivalents held by us, and higher interest rates.

Interest Expense. Interest expense was $3.2 million and $3.4 million for the three months ended September 30, 2024 and 2023, respectively, reflecting a decrease of $0.2 million year-over-year.

Change in Fair Value of Derivative Liabilities. We recognized a non-cash gain from the change in fair values of our derivative liabilities of $7.1 million and $6.7 million for the three months ended September 30, 2024 and 2023, respectively. The net gain for the three months ended September 30, 2024 is comprised of a gain of $7.6 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement, partially offset by a $0.5 million expense related to royalty fees under the Barings Credit Agreement that we paid or accrued. The gain for the three months ended September 30, 2023 is comprised of a gain of $7.1 million, net, from the changes in the fair value of the derivative liabilities related to the Barings Credit Agreement and the Convertible Notes, partially offset by a $0.4 million expense related to royalty fees under the Barings Credit Agreement that we paid or accrued. We cannot predict how the fair value of the derivative liability related to the Barings Credit Agreement will change in 2024 and beyond.

Gains and Losses on Extinguishment of Debt, Net. Gains and losses on extinguishment of debt, net, were $0 million and $14.2 million for the three months ended September 30, 2024 and 2023, respectively. In August 2023, we amended the Convertible Notes, or the Convertible Notes Amendment, and accounted for the Convertible Notes Amendment as an extinguishment of debt in accordance with the guidance in Accounting Standards Codification Topic 470-50 Debt. Application of this accounting standard resulted in a non-cash gain on extinguishment of debt of $14.9 million. In August 2023, we also extinguished our obligations under the MidCap Credit Agreement, resulting in a loss on extinguishment of debt of $0.7 million.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$46,441	$43,193	$3,248
Collaboration revenue	200	449	(249)
Total revenue, net	46,641	43,642	2,999
Costs and operating expenses:
Cost of product revenue	4,396	3,895	501
Research and development	86,646	44,860	41,786
Selling and marketing	30,750	31,304	(554)
General and administrative	46,054	25,915	20,139
Total costs and operating expenses	167,846	105,974	61,872
Loss from operations	(121,205)	(62,332)	(58,873)
Other income (expense):
Interest income	15,611	2,524	13,087
Interest expense	(10,471)	(7,187)	(3,284)
Change in fair value of derivative liabilities	(1,103)	1,290	(2,393)
Gains and losses on extinguishment of debt, net	(27,950)	14,190	(42,140)
Other expense, net	—	(1)	1
Total other income, net	(23,913)	10,816	(34,729)
Net loss	$(145,118)	$(51,516)	$(93,602)

Product Revenue, net

Our product revenue, net was $46.4 million and $43.2 million for the nine months ended September 30, 2024 and 2023, respectively, reflecting an increase of $3.2 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total GTN Provisions for the nine months ended September 30, 2024 and 2023 were 38.3% and 29.2%, respectively, of gross DEXTENZA product sales. Effective April 2024, we increased the WAC for DEXTENZA and the OID. Effective October 2024, we increased the WAC and the OID for DEXTENZA as part of our overall pricing strategy further. The OID amounts are generally determined at the time of resale by SDs or direct sales to ASCs and physicians’ offices by us. The total GTN Provisions for the nine months ended September 30, 2024 include timing effects related to these increases, as units that we sold to SDs under the previously effective WACs and OIDs will be subject to the increased OID to the extent that such units are sold as In-Market Sales after the respective increases came into effect. The increase in the WAC and the increases in the OID have resulted in an elevation of the level of the GTN Provisions relative to gross DEXTENZA product sales compared to periods prior to the increase in the WAC and the OID. We expect that GTN Provisions relative to gross DEXTENZA product sales will further increase for 2024 and beyond based on these changes and any additional anticipated OID increases.

Collaboration Revenue

We recognized $0.2 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of PAXTRAVA during the nine months ended September 30, 2024 compared to $0.4 million in the nine months ended September 30, 2023. We recognize collaboration revenue based on a cost-to-cost method.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for wet AMD	$35,263	$4,899	$30,364
AXPAXLI for NPDR	1,715	2,063	(348)
PAXTRAVA for OAG or OHT	1,942	2,795	(853)
DEXTENZA for post-surgical ocular inflammation and pain	1,689	1,611	78
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	465	531	(66)
OTX-CSI for treatment of dry eye disease	—	140	(140)
Preclinical programs	939	1,165	(226)
Unallocated expenses:
Personnel costs	28,046	20,616	7,430
All other costs	16,587	11,040	5,547
Total research and development expenses	$86,646	$44,860	$41,786

Research and development expenses were $86.6 million and $44.9 million for the nine months ended September 30, 2024 and 2023, respectively, reflecting an increase of $41.7 million year-over-year.

Within research and development expenses, expenses for clinical programs increased $29.0 million, unallocated expenses increased $13.0 million, and expenses for preclinical programs decreased $0.2 million.

For the nine months ended September 30, 2024, we incurred $42.0 million in direct research and development expenses for our products and product candidates compared to $13.2 million for the nine months ended September 30, 2023. The increase of $28.8 million is primarily related to timing and conduct of our clinical trials of AXPAXLI, including the SOL-1 trial and the SOL-R trial, partially offset by reduced development activities related to our Phase 2 clinical trial of PAXTRAVA as we shifted to the smaller repeat dose sub-study.

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

Selling and Marketing Expenses

	Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$20,912	$21,402	$(490)
Professional fees	6,042	6,216	(174)
Facility-related and other	3,796	3,686	110
Total selling and marketing expenses	$30,750	$31,304	$(554)

Selling and marketing expenses were $30.8 million and $31.3 million for the nine months ended September 30, 2024 and 2023, respectively, reflecting a decrease of $0.5 million year-over-year.

The decrease was primarily due to a decrease in personnel-related costs, including stock-based compensation, of $0.5 million and a decrease in professional fees of $0.1 million; partially offset by an increase in facility-related and other costs of $0.1 million.

We expect our selling and marketing expenses to remain stable or increase slightly for the remainder of 2024 and beyond as we continue to support the commercialization of DEXTENZA.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$31,038	$16,455	$14,583
Professional fees	12,142	8,218	3,924
Facility-related and other	2,874	1,242	1,632
Total general and administrative expenses	$46,054	$25,915	$20,139

General and administrative expenses were $46.1 million and $25.9 million for the nine months ended September 30, 2024 and 2023, respectively, reflecting an increase of $20.2 million year-over-year.

The increase was primarily due to an increase of $14.6 million in personnel-related costs, including stock-based compensation, an increase in professional fees of $3.9 million, and an increase of $1.6 million in facility-related and other costs. Personnel-related costs, including stock-based compensation, for the nine months ended September 30, 2024 include $1.6 million related to wages, severance, and other benefits under the Strategic Restructuring, and $9.9 million related to accrued severance and acceleration of stock-based compensation for certain employees who departed during the nine months ended September 30, 2024 separate from the Strategic Restructuring, including our former Chief Executive Officer, our former Chief Business Officer, and our former Chief Medical Officer.

We anticipate that the level of our general and administrative expenses, exclusive of the one-time charges incurred during the first nine months of the year, will increase for the remainder of 2024 and beyond, as we have recently strengthened, and as we continue to further strengthen, our leadership team and other certain functions that support our clinical trials of AXPAXLI, including the SOL-1 trial and the SOL-R trial, and our business in general.

Other Income (Expense), Net

Interest Income. Interest income was $15.6 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively, reflecting an increase of $13.1 million year-over-year. The increase is primarily due to a higher average balance of cash and cash equivalents held by us, and higher interest rates.

Interest Expense. Interest expense was $10.5 million and $7.2 million for the nine months ended September 30, 2024 and 2023, respectively, reflecting an increase of $3.3 million year-over-year. The increase is primarily due to higher average balances of debt outstanding as a result of us drawing $82.5 million of debt under the Barings Credit Facility in August 2023, partially offset by us paying off the MidCap Credit Facility, of $25.0 million in August 2023, and the conversion of the Convertible Notes of $37.5 million in March 2024.

Change in Fair Value of Derivative Liabilities. We recognized a non-cash loss from the change in fair values of our derivative liabilities of $1.1 million for the nine months ended September 30, 2024, compared to a gain of $1.3 million for the nine months ended September 30, 2023. The net loss for the nine months ended September 30, 2024 is comprised of a loss of $2.1 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement and a $1.6 million expense related to royalty fees under the Barings Credit Agreement that we paid or accrued, partially offset by a gain of $2.6 million from the change in the fair value of the derivative liability related to a conversion option embedded in the Convertible Notes. The net gain for the nine months ended September 30, 2023 is comprised of a gain of $1.7 million from the change in the fair value of the derivative liability related to a conversion option embedded in the Convertible Notes, partially offset by a $0.4 million expense related to royalty fees under the Barings Credit Agreement that we paid or accrued. We cannot predict how the fair value of the derivative liability related to the Barings Credit Agreement will change in 2024 and beyond.

Gains and Losses on Extinguishment of Debt, Net. We recognized a non-cash loss on extinguishment of debt of $28.0 million for the nine months ended September 30, 2024, compared to a gain, net, on extinguishment of debt of $14.2 million for the nine months ended September 30, 2023. The net loss for the nine months ended September 30, 2024 results from the conversion of the Convertible Notes in March 2024. The net gain for the nine months ended September 30, 2023 results from the accounting for the Convertible Notes Amendment, which resulted in a non-cash gain on extinguishment of debt of $14.9 million, and for the extinguishment of our obligations under the MidCap Credit Agreement, which resulted in a loss on extinguishment of debt of $0.7 million.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our preferred stock, public offerings and private placements of our common stock and pre-funded warrants to purchase our common stock, borrowings under credit facilities, the private placements of our convertible notes, and sales of our products.

As of September 30, 2024, we had cash and cash equivalents of $427.2 million, and outstanding notes payable with a principal amount of $82.5 million par value under the Barings Credit Facility.

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

In August 2021, we entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies, acting as agent. We did not offer or sell shares of our common stock under the 2021 Sales Agreement during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, we sold 144,718 and 1,514,926 shares of common stock, respectively, under the 2021 Sales Agreement, resulting in net proceeds to us, after accounting for issuance costs, of $0.7 million and $9.5 million, respectively.

In connection with entering the Barings Credit Facility, in August 2023, we paid MidCap Financial Trust, as administrative agent, and our other lenders an aggregate of $26.2 million in satisfaction of our obligations under the MidCap Credit Facility.

Funding Requirements

We have a history of incurring significant operating losses. Our net losses were $36.5 million for the three months ended September 30, 2024, $145.1 million for the nine months ended September 30, 2024, and $80.7 million and $71.0 million for the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $842.7 million.

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development, specifically the SOL-1 trial and the SOL-R trial, and as we support the commercialization of DEXTENZA and the potential commercialization of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue our ongoing clinical trials, including the SOL-1 and the SOL-R trials of AXPAXLI for the treatment of wet AMD;
●	continue to monitor subjects in our clinical trials according to the applicable clinical trial protocols, or prepare submission documentation such as CSRs, for our clinical trials that have been completed;
●	initiate any additional clinical trials we might determine in the future to conduct for our product candidates;
●	continue to commercialize DEXTENZA in the United States;
●	continue to develop and expand our sales, marketing and distribution capabilities for DEXTENZA and any other products or product candidates we intend to commercialize;
●	conduct or support research and development activities on, and seek regulatory approvals for, DEXTENZA and PAXTRAVA in specified Asian markets pursuant to our license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;

●	defend ourselves against legal proceedings, if any;
●	make investments to improve our defenses against cybersecurity threats and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

The amount and timing of these expenses determines our future capital requirements.

Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of September 30, 2024 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2028. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the progress, costs and outcome of our ongoing and planned clinical trials of AXPAXLI for the treatment of wet AMD;
●	the costs, timing and outcome of regulatory review of our product candidates by the FDA, the European Medicines Agency or other regulatory authorities;
●	the scope, progress, costs and outcome of preclinical development and any additional clinical trials we might determine in the future to conduct for our product candidates, including any additional clinical trials of AXPAXLI for NPDR, and PAXTRAVA for OAG or OHT;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we obtain marketing approval in the future, including cost increases due to inflation;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2024	2023
Cash used in operating activities	$(95,248)	$(47,780)
Cash used in investing activities	(1,086)	(5,628)
Cash provided by financing activities	327,597	61,658
Net increase in cash and cash equivalents	$231,263	$8,250

Operating activities. Net cash used in operating activities was $95.2 million for the nine months ended September 30, 2024, primarily resulting from our net loss of $145.1 million and net unfavorable changes in operating assets and liabilities of $11.1 million, partially offset by non-cash adjustments of $61.0 million. Our net loss was primarily attributed to operating expenses of $167.8 million, which we incurred primarily for research and development activities, selling and marketing activities, and general and administrative activities, and non-operating expenses of $23.9 million, partially offset by $46.6 million of revenue. Non-cash adjustments primarily include losses on extinguishment of debt of $28.0 million, stock-based compensation expense of $25.9 million, non-cash interest expense of $3.2 million, depreciation and amortization expense of $2.8 million, and non-cash expenses related to changes in the fair value of our derivative liabilities of $1.1 million. Net cash used by net unfavorable changes in our operating assets and liabilities during the nine months ended September 30, 2024 consisted primarily of increases of prepaid expenses and other current assets of $5.4 million, increases of accounts receivable of $4.1 million, and other increases, net, of $1.7 million.

Net cash used in operating activities was $47.8 million for the nine months ended September 30, 2023, primarily resulting from our net loss of $51.5 million and net unfavorable changes in operating assets and liabilities of $0.9 million, partially offset by non-cash adjustments of $4.6 million. Our net loss was primarily attributed to operating expenses of $106.0 million, which we incurred primarily for research and development activities, selling and marketing activities, and general and administrative activities, partially offset by $43.6 million of revenue and a net non-operating income of $10.8 million. Non-cash adjustments primarily include a net gain on extinguishment of debt of $14.2 million, stock-based compensation expense of $13.5 million, non-cash interest expense of $4.6 million, depreciation and amortization expense of $2.0 million, and non-cash income related to changes in the fair value of our derivative liabilities of $1.3 million. Net cash used by net unfavorable changes in our operating assets and liabilities during the nine months ended September 30, 2023 consisted primarily of increases of accounts receivables of $2.3 million and increases of other items, net, of $0.6 million, partially offset by increases of accrued expenses of $2.0 million.

Investing activities. Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2024, consisting of cash used to purchase property and equipment and leasehold improvements. Net cash used in investing activities was $5.6 million for the nine months ended September 30, 2023, consisting of cash used to purchase property and equipment, primarily consisting of leasehold improvements.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2024 was $327.6 million and consisted of total net proceeds from the issuance of common stock and pre-funded warrants in a private placement of approximately $316.4 million, proceeds from the exercise of stock options of $10.8 million, and proceeds from issuing shares under our Employee Stock Purchase Plan, or ESPP, of $0.5 million.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $61.7 million and consisted of $77.3 million from borrowing under the Barings Credit Facility, net of debt issuance costs, $9.5 million from the sale of shares of our common stock under the 2021 Sales Agreement, and $1.0 million from the exercises of stock options and purchases of shares of our common stock under the ESPP, partially offset by repayment of the MidCap Credit Facility of $26.1 million. In March 2023, we requested a protective advance of $2.0 million under our Fourth Amended and Restated Credit and Security Agreement with MidCap Financial Trust, as administrative agent, and the lenders party thereto, in response to the closure of Silicon Valley Bank, which was deemed a credit extension. We repaid the full principal amount of $2.0 million in March 2023.

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$8,871	$2,665	5,182	1,024	—
Barings Credit Agreement	82,474	—	—	—	82,474
Total	$91,345	$2,665	$5,182	$1,024	$82,474

The table above includes our enforceable and legally binding obligations and future commitments at September 30, 2024, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at September 30, 2024. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2024, we had cash and cash equivalents of $427.2 million, which includes cash in operating bank accounts, and investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest-rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

As of September 30, 2024, we had a secured term loan facility with a principal amount of $82.5 million under a credit and security agreement with Barings Finance LLC and the lenders party thereto, or the Barings Credit Agreement. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of September 30, 2024, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

We account for the obligation to pay royalty fees embedded in the Barings Credit Agreement as a separate financial instrument, measured at fair value, using a Monte Carlo simulation, which we refer to as the Royalty Fee Derivative Liability. As of September 30, 2024, the Royalty Fee Derivative Liability was valued at $14.5 million. As of September 30, 2024, a 10% increase or decrease of the interest rate used in the valuation model would not have a material effect on the fair value of the Royalty Fee Derivative Liability. Changes of the fair value of the Royalty Fee Derivative Liability have no impact on anticipated cash outflows related to this liability.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our principal executive officer and our principal financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In thousands)
July 1 to July 31, 2024	—	$—	—	$—
August 1 to August 31, 2024	31,551	$8.35	—	$—
September 1 to September 30, 2024	—	$—	—	$—

(1)	On August 7, 2024, we purchased a total of 31,551 shares of our common stock in open-market transactions in connection with the unwinding of our previously reported inadvertent issuance of 31,551 shares to a former employee upon the vesting and settlement of a restricted stock unit award. The shares were purchased at an average price per share of $8.35.

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

None of our directors and officers adopted or terminated a trading arrangement for the sale or purchase of our securities that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

In Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2024, we inadvertently omitted the disclosure of a new Rule 10b5-1 trading arrangement entered into by one of our officers. The terms of this 10b5-1 trading arrangement are described below:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Nadia K. Waheed (Chief Medical Officer)	Adoption (June 1, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any covered RSUs	Indeterminable (1)

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

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.1	Employment Agreement, by and between the Registrant and Dr. Jeffrey Heier, dated as of February 21, 2024					X

10.2	Employment Agreement, by and between the Registrant and Dr. Peter Kaiser, dated as of February 21, 2024					X

10.3	Amendment No. 1 to the Employment Agreement, by and between the Registrant and Dr. Peter Kaiser, dated as of March 28, 2024					X

10.4	Employment Agreement, by and between the Registrant and Todd Anderman, dated as of October 4, 2024					X

10.5	Amendment No. 4 to 2019 Inducement Stock Incentive Plan	8-K	001-36554	10/9/2024	99.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: November 14, 2024	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)