Form 10-K
period 2024-12-31
OCULAR THERAPEUTIX, INC
filed 2025-03-03
CIK 1393434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,063.6 million. The number of shares outstanding of the registrant’s class of common stock, as of February 27, 2025: 159,022,245

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “designed”, “may”, “might”, “plan”, “predict”, “project”, “target”, “potential”, “goals”, “will”, “would”, “could”, “should”, “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our ongoing clinical trials, including our two registrational Phase 3 clinical trials of AXPAXLI for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 and SOL-R trials, and our Phase 2 clinical trial of PAXTRAVA for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT;
●	any additional clinical trials we might determine in the future to conduct for AXPAXLI or any other product candidate we determine to develop, including any clinical trials that we might conduct for AXPAXLI for the treatment of patients with non-proliferative diabetic retinopathy, or NPDR, and diabetic macular edema, or DME;
●	determining our next steps for our product candidate PAXTRAVA for the treatment of patients with OAG or OHT;
●	our plans to potentially develop, seek regulatory approval for and commercialize AXPAXLI, PAXTRAVA and any other product candidates that we might develop based on our proprietary bioresorbable hydrogel-based formulation technology ELUTYX;
●	our commercialization efforts for our product DEXTENZA;
●	our ability to manufacture DEXTENZA and any of our product candidates, including AXPAXLI, in compliance with current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and any of our product candidates, including AXPAXLI;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of AXPAXLI and any of our other product candidates and DEXTENZA;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA and any of our product candidates, including AXPAXLI;

●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate PAXTRAVA in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future, including AXPAXLI;
●	our intellectual property position;
●	the impact of government laws and regulations; and
●	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section captioned “Risk Factors”, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, licensing agreements or investments we may make.

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

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. While we believe that the information from these industry publications, surveys and studies is reliable, we have not independently verified such data. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors”.

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

Summary of Risks Related to our Business

Our business, financial condition, results of operations, future growth prospects and common stock price are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	We have a history of incurring significant losses. Our net losses were $193.5 million and $80.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $891.1 million. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts. To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
●	If we raise additional funds through collaborations, strategic alliances, licensing arrangements, royalty agreements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, products or product candidates or grant licenses on terms that may not be favorable to us.
●	If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
●	We have substantial indebtedness including under our secured term loan facility pursuant to our credit and security agreement with Barings Finance LLC as administrative agent, and the lenders party thereto. Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business or otherwise affect our operations.
●	We depend heavily on the success of our product candidate AXPAXLI and our commercial product DEXTENZA. Our ability to generate product revenues sufficient to achieve profitability is dependent on obtaining marketing approval for and successfully commercializing AXPAXLI, and our successful commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis.
●	Clinical trials of our product candidates, including AXPAXLI, may not be successful. If we experience delays or difficulties in enrollment, serious adverse events or side effects are identified, or any other unforeseen events occur in connection with clinical trials of any of our product candidates, or if clinical trials of any of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
●	We may experience unforeseen events that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials of our product candidates could produce negative or inconclusive results, or we could disagree with regulators regarding clinical trial results. We may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs. Enrollment in clinical trials may be slower than we anticipate. The cost of clinical trials of our product candidates may be greater than we anticipate.

●	We are conducting our SOL-1 trial under a Special Protocol Assessment, or SPA, agreement agreed to by the FDA. An SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of the overall protocol design for a clinical trial intended to support a future marketing application, but it does not indicate FDA concurrence on every protocol detail. Moreover, the FDA retains significant discretion in interpreting the terms of an SPA agreement and the data and results from any trial that is the subject of an SPA agreement. An SPA agreement does not ensure the receipt of marketing approval by the FDA or other regulatory authorities or that the approval process will be faster than conventional procedures.
●	We have a single-site manufacturing facility for DEXTENZA, and we have a separate single-site manufacturing facility for product candidates that we use in our clinical trials and other research and development activities, including AXPAXLI. We also depend from time to time on single-source suppliers for certain materials used in the manufacturing of our products and product candidates. If we have a material disruption in our manufacturing operations at this facility, or if we are unable to obtain sufficient components of our products and product candidates from our suppliers on acceptable terms or at all, we may not have sufficient quantities of our product candidates to meet our clinical trial requirements or of our product inventory to meet our commercial requirements. Such an event could delay our clinical trials or, particularly because we maintain limited commercial inventory, could reduce our product sales.
●	DEXTENZA, and any of our product candidates for which we obtain marketing approval, including AXPAXLI, may become subject to less favorable or unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business. For instance, if DEXTENZA ceases to be eligible for reimbursement separate from ophthalmic surgery in the ambulatory surgical center setting, our net product revenues would decline significantly, and our ability to generate revenues from future sales of DEXTENZA would be adversely affected.
●	If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, maintain regulatory compliance for our manufacturing operations, obtain and maintain patent protection for or gain market acceptance by physicians, patients and third-party payors and others in the medical community of DEXTENZA or any of our product candidates for which we obtain marketing approval, including AXPAXLI, or experience significant delays in doing so, our business will be materially harmed and our ability to generate revenues from product sales will be materially impaired.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
●	Our products face and, if approved, our product candidates, including AXPAXLI, will face competition from generic, biosimilar and branded versions of existing drugs, many of which have achieved widespread acceptance among physicians, payors and patients for the treatment of ophthalmic diseases and conditions. In addition, because the active pharmaceutical ingredients in our products and leading product candidates are available on a generic basis, competitors may be able to prepare and submit applications for abbreviated new drug applications, or ANDAs, or foreign equivalents for generic versions of our products without the need to conduct clinical development and may be able to offer and sell products, whether approved through the ANDA process or otherwise, with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe our patent rights.
●	Even if we successfully obtain marketing approval for one or more of our product candidates, including AXPAXLI, the approved product will be subject to ongoing review and extensive regulation.
●	Our stock price is volatile and fluctuates substantially. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. We have previously, and we may in the future, be the target of legal proceedings related to declines in our stock price.

PART I

Item 1.	Business

We are a biopharmaceutical company committed to redefining the retina experience. AXPAXLI (axitinib intravitreal hydrogel, also known as OTX-TKI), our product candidate for retinal disease, is based on our proprietary ELUTYX bioresorbable hydrogel-based formulation technology. AXPAXLI is currently in two repeat-dosing Phase 3 clinical trials for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 and the SOL-R trials. We have also completed a Phase 1 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS trial. We intend to meet with the U.S. Food and Drug Administration, or FDA, in the first half of 2025 to discuss the design of a potential registrational clinical program for AXPAXLI for the treatment of NPDR and diabetic macular edema, or DME, and then evaluate our next steps.

We also leverage the ELUTYX technology in our commercial product DEXTENZA, an FDA-approved corticosteroid for the treatment of ocular inflammation and pain following ophthalmic surgery and for the treatment of ocular itching associated with allergic conjunctivitis, and our product candidate PAXTRAVA (travoprost intracameral hydrogel, also known as OTX-TIC), which is currently in a Phase 2 clinical trial for the treatment of open-angle glaucoma, or OAG, or ocular hypertension, or OHT.

DEXTENZA and our product candidates in clinical development generally incorporate therapeutic agents that have previously received regulatory approval from the FDA, including small molecules, into ELUTYX, with the goal of providing local programmed release to tailor the duration and amount of the therapeutic agent to be delivered to the eye.

The hydrogel technology that underpins ELUTYX has been used in the human body since 1992 and has demonstrated its safety and effectiveness in over five million patients across eight FDA-approved treatments since that time. Our own approved product DEXTENZA, the first and only drug-eluting intracanalicular insert approved by the FDA, has been used in nearly 550,000 eyes since launch with reported adverse events in approximately 2 of every 10,000 patients. As a result, we believe that the ELUTYX technology is well tolerated.

We believe the ELUTYX technology can provide delivery solutions for durable therapies for wet AMD, NPDR, DME, proliferative diabetic retinopathy, or PDR, retinal vein occlusion, or RVO, and other diseases and conditions of the eye, such as glaucoma. Our ELUTYX-based products and product candidates are hydrogels with ester bonds that are hydrolyzed over time by aqueous or vitreous humor fluid within the eye. Unlike traditional implants, the ELUTYX-based hydrogel is not rigid, does not have a shell, and does not persist following dissolution of the active drug. The factors that regulate the bioresorption of our ELUTYX polymer are temperature and pH of the aqueous environment. As body temperature and pH of the human aqueous environment are within a typical range for humans, and since water levels in the aqueous or vitreous humor are more than sufficient to saturate our polymer matrix, we believe we can program our products and product candidates so that the polymer will be intact long-enough to deliver the active pharmaceutical ingredient and then be fully bioresorbed. We believe that the ELUTYX safety profile is further supported because ELUTYX does not create an acidic microenvironment, it is easily eliminated from the eye, does not leave behind harmful byproducts, and it has soft gel properties.

AXPAXLI is seeking to address segments of the exudative retinal diseases market, which in the aggregate is estimated to include up to 8.5 million patients in the United States by 2029 and accounted for approximately $9.5 billion in U.S. annual estimated revenues in 2024, according to the Market Scope 2024 Retinal Pharmaceuticals Market Report: Wet AMD and Other Exudative Diseases, published in September 2024, or the “Market Scope 2024 Retina Report.

The following table summarizes the status of our key product candidates and development programs. We hold worldwide exclusive commercial rights to the core technology underlying all of our product candidates in development and have not granted commercial rights to any marketing partners other than a license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA and PAXTRAVA in certain geographies in Asia agreed to between the parties.

PIPELINE AT A GLANCE

Our Strategy

Our strategy is to advance our pipeline of clinical assets, focusing specifically on our programs for wet AMD as well as NPDR and DME, while we continue to build upon our experience in commercializing ophthalmology products. The key tactics of our strategy are:

●Advance our AXPAXLI clinical development programs.
●	Wet AMD: Continue the SOL-1 trial, as amended to incorporate re-dosing, and report topline data on the primary efficacy endpoint in the first quarter of 2026. Complete enrollment and randomization of the SOL-R trial expeditiously.
●	NPDR and DME: Seek FDA feedback in the first half of 2025 to discuss the design of a potential registrational clinical program and then evaluate our next steps.
●	Scale up our commercialization and manufacturing capabilities.
●	Initiate activities to build on our existing sales, marketing and distribution capabilities, which we currently use to market DEXTENZA, to prepare for potential commercialization of AXPAXLI for the treatment of wet AMD as well as NPDR and DME.
●	Build out and validate our manufacturing operations in our existing facilities.

We will evaluate our next steps for PAXTRAVA for the treatment of OAG or OHT once we have completed the Phase 2 clinical trial for this program.

Limitations of Back-of-the-Eye Injections

An intravitreal injection is a procedure to place a medication directly into the space in the back of the eye called the vitreous cavity, which is filled with a jelly-like fluid called the vitreous humor gel. The procedure is usually performed by a trained retina specialist in the office setting. Intravitreal injections are used to administer medications to treat a variety of chronic conditions; wet AMD, DR, DME, and RVO, are among the most common conditions treated with intravitreal drugs. The most common intravitreal injections are anti-VEGF (vascular endothelial growth factor, or VEGFs) drugs. Anti-VEGF drugs and steroids, which also can be injected intravitreally, help to reduce fluid leakage associated with these disorders.

While anti-VEGF treatment regimens can be very effective therapies, there are a number of significant drawbacks, driven primarily by the frequency of injections. Patients typically require injections every six to eight weeks, but can require them as frequently as every 4 weeks. We refer to the number of injections a patient has over a given time period as the treatment burden of the particular treatment. The actual injection at the time of administration is often uncomfortable for patients and can be a deterrent in terms of compliance. Then there is the burden to both patients and their caregivers of regular office visits. These patients may not be mobile enough to travel to the office on their own and therefore require not only the assistance of a caregiver but also transportation to and from the office. These patients may also be younger, part of the active workforce and therefore unwilling or unable to take personal time off to receive frequent injections. Furthermore, frequent injections of medications to the back of the eye can lead to peaks and troughs of medication levels, with fluctuations of intraretinal fluid based on these levels. Such fluid fluctuations have been associated with decreased vision and possibly fibrosis. Finally, while intravitreal injections are typically safe, there is the potential risk of endophthalmitis (infection in the eye), inflammation, bleeding into the vitreous gel and retinal detachment that comes with injections.

As a result of these limitations, there is a significant unmet need for technologies that will allow for a longer duration of effect and an overall reduced treatment burden, measured by the number of injections.

Clinical Portfolio

Retinal Diseases

Wet Aged-Related Macular Degeneration (Wet AMD)

Wet AMD is a serious disease of the central portion of the retina, known as the macula, an oval-shaped pigmented area that is responsible for detailed central vision and color perception. Wet AMD is characterized by abnormal new blood vessel formation, referred to as neovascularization, which results in blood vessel leakage and retinal distortion. If untreated, neovascularization in wet AMD patients typically results in formation of a scar under the macular region of the retina. The current standard of care for wet AMD is treatment with drugs that target VEGF, one of several proteins involved in neovascularization and hyper-permeability of established and new blood vessels.

Wet AMD is the most common cause of visual impairment among patients over the age of 50 years in developed countries. According to the Market Scope 2024 Retina Report, there were approximately 1.7 million people in the United States who suffered from wet AMD in 2024. This population is expected to grow at a 3.2% compound annual growth rate, or CAGR, through 2029.

The anti-VEGF market for the treatment of wet AMD consists predominantly of four drugs that are approved for marketing and primarily prescribed for the treatment of wet AMD: Eylea and Eylea HD, marketed in the United States by Regeneron; Lucentis, marketed in the United States by Genentech; and Vabysmo, marketed in the United States by Genentech. Bevacizumab, also known as Avastin, an anti-VEGF therapy approved for the treatment of certain cancers, is also used off-label in ophthalmology.

Non-Proliferative Diabetic Retinopathy (NPDR) and Diabetic Macular Edema (DME)

Diabetic retinopathy, or DR, is a progressive condition in which chronically elevated levels of blood glucose lead to damage of the tiny blood vessels in the retina. DR is among the most common microvascular complications of diabetes, making diabetes the leading cause of new cases of blindness in adults. DR can take time to develop. NPDR, which is an early stage of DR and sometimes called background retinopathy, is often asymptomatic and may go unnoticed until it is very advanced with vision loss imminent. PDR is the most serious stage of the disease that develops when areas of the retina are starved for nourishment and oxygen, triggering the proliferation of new blood vessels via secretions of growth factors including VEGFs. These new blood vessels can bleed or lead to tractional retinal detachments, or both, and permanent vision loss. Another visual threatening complication of DR is DME where the damaged blood vessels leak blood and fluid into the retina. The current standard of care for DR at the non-proliferative stage is watchful waiting, with the use of anti-VEGFs or steroids when the disease has progressed to center-involved DME, or CI-DME, or the proliferative stage. In addition, laser treatment can be used to manage DR.

It is estimated that there were 6.3 million cases of NPDR and 1.7 million cases of DME in the United States in 2024 according to the Market Scope 2024 Retina Report, growing at a CAGR of 1.7% and 1.9%, respectively, through 2029.

The anti-VEGF market for the treatment of DR consists predominantly of three drugs that are approved for marketing, although only sparingly used for the treatment of DR: Lucentis, Eylea, and Eylea HD.

Retinal Programs

AXPAXLI (axitinib intravitreal hydrogel)

Our product candidate AXPAXLI is an investigational, bioresorbable hydrogel implant, based on our ELUTYX technology, incorporating axitinib, a small molecule, multi-target, tyrosine kinase inhibitor, or TKI, with anti-angiogenic properties. AXPAXLI is delivered by intravitreal injection and is designed for a duration of six months or longer. Our wet AMD registrational program for AXPAXLI is comprised of two ongoing complementary clinical trials, SOL-1 and SOL-R, which are strategically designed with the intent of de-risking subject populations, aligning with regulatory standards, and providing a broad evaluation of AXPAXLI’s durability, repeatability, and flexibility. We have also conducted a Phase 1 clinical trial in Australia and a Phase 1 clinical trial in the United States to evaluate AXPAXLI for the treatment of wet AMD. We have completed the HELIOS trial to evaluate AXPAXLI for the treatment of NPDR. We intend to meet with the FDA in the first half of 2025 to discuss the design of a potential registrational clinical program for AXPAXLI for the treatment of NPDR and DME and then evaluate our next steps.

We believe axitinib is well suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, TKIs have been difficult to deliver to the eye for acceptable time frames at therapeutic levels without causing local and systemic toxicity due to low drug solubility, very short half-lives in solution, and off-target effects. We believe ELUTYX gives us potential advantages to address all three of these challenges. Our initial hydrogel implants have delivered anti-VEGF compounds in vitro over a targeted nine-to-twelve-month period, which we believe could make it possible to reduce patients’ treatment burden by reducing the frequency of the current monthly or bi-monthly intravitreal injection regimen for wet AMD.

We conducted the two Phase 1 trials of AXPAXLI for the treatment of wet AMD with different formulations of axitinib. We are conducting the SOL-1 and SOL-R trials with a single 450 µg axitinib dose of AXPAXLI, which is a different formulation than we used in either of the two Phase 1 trials of AXPAXLI for the treatment of wet AMD. This optimized configuration is expected to provide for an increased daily release of the drug and is designed to improve synchronization of axitinib drug release with hydrogel bioresorption.

The two Phase 1 trials of AXPAXLI for the treatment of wet AMD, the HELIOS trial, and the initial portions of the SOL-1 and SOL-R trials were conducted with a two-piece injector. We have developed a next-generation one-piece injector which we believe improves the administration of AXPAXLI to the eye. We expect to use this one-piece injector for the administration of AXPAXLI in a majority of the subjects in the AXPAXLI arm of the SOL-R trial and for the repeat-dosing of AXPAXLI in all subjects in the AXPAXLI arm of the SOL-1 trial.

Wet Age-Related Macular Degeneration (Wet AMD)

The SOL-1 Trial

We are currently conducting the SOL-1 trial, a repeat-dosing registrational Phase 3 clinical trial for the treatment of wet AMD. The SOL-1 trial is designed as a prospective, multi-center, randomized, parallel-group trial that involves more than 100 trial sites located in the United States and Argentina. The SOL-1 trial is designed as a superiority trial comparing a single optimized dose of AXPAXLI with a drug load of 450 µg of axitinib to a single injection of aflibercept 2 mg and assessing the safety and efficacy of AXPAXLI in subjects with wet AMD. The primary endpoint is the proportion of subjects who maintain visual acuity, defined as a Best Corrected Visual Acuity, or BCVA, loss of fewer than 15 letters on the Early Treatment of Diabetic Retinopathy Study, or ETDRS, letters chart from baseline at Week 36. This superiority trial has an 8-week loading segment with two monthly aflibercept 2 mg intravitreal injections prior to randomization, thereafter a 52-week masked treatment segment, and a 52-week safety follow-up with re-dosing at Weeks 52 and 76. The design of the SOL-1 trial enhances the potential for a 6 - 12 month dosing label for AXPAXLI for the treatment of wet AMD and also provides insights into the long-term durability of AXPAXLI.

The SOL-1 trial is intended to randomize approximately 300 evaluable treatment-naïve subjects with a diagnosis of wet AMD in the study eye with good visual acuity and a diagnosis of macular choroidal neovascularization at screening. The SOL-1 trial completed randomization of 344 subjects in December 2024. Under the study protocol, after initial screening, every enrolled subject received two aflibercept 2 mg loading doses between the screening visit and Day 1: one at Week -8 and another at Week -4. Subjects reaching approximately 20/20 vision or experiencing an improvement of at least 10 ETDRS letters after these injections, in addition to satisfying other criteria, were randomized in the trial at Day 1 to receive either one dose of AXPAXLI 450 µg in the investigational arm or one injection of aflibercept 2 mg in the control arm. After all predefined visit assessments at Week 52 and at Week 76, all subjects that were randomized in the trial at Day 1, including subjects who previously received supplemental anti-VEGF treatment, are re-dosed with their respective initial treatment of a single dose of AXPAXLI 450 µg in the investigational arm or a single injection of aflibercept 2 mg in the control arm and followed for safety until Week 104. Throughout the trial, subjects are assessed monthly. Subjects who failed randomization became eligible to be screened for the SOL-R trial. Subjects who were successfully randomized in the SOL-1 trial on Day 1 are being followed every month and will receive a supplemental dose of aflibercept 2 mg as needed based on pre-specified criteria. Our pre-specified rescue criteria are a loss of 15 or more letters on the ETDRS chart compared to baseline due to wet AMD, or a new hemorrhage that is deemed to be likely to cause irreversible vision loss due to progression of wet AMD. The first time a subject is observed to have lost 15 or more ETDRS letters in BCVA in the study eye due to wet AMD at any time in the trial would be considered as having met the endpoint as a treatment failure.

We are conducting the SOL-1 trial in accordance with a Special Protocol Assessment, or SPA, agreement with the FDA. We initially sought an SPA agreement from the FDA to determine whether the proposed clinical protocol and the statistical analysis plan for the SOL-1 trial adequately addressed scientific and regulatory requirements for a clinical trial that could support a marketing application. We received an agreement letter regarding the overall trial design from the FDA under the SPA agreement on October 30, 2023. In December 2023, we submitted a first SPA agreement modification to the FDA to broaden the inclusion criteria for subjects in the SOL-1 trial and to reflect our intention to evaluate a single optimized dose of AXPAXLI with a drug load of 450 µg of a more soluble form of axitinib in the trial. We received an agreement letter regarding the first SPA agreement modification from the FDA on January 22, 2024. This first SPA agreement modification enabled us to include in the trial treatment-naïve wet AMD subjects with visual acuity of approximately 20/80 or better at the initial screening visit. These subjects then needed to reach the BCVA of approximately 20/20 or experience an improvement of at least 10 ETDRS letters gain from the initial screening visit at Day 1 to be randomized. In addition, the subjects were stratified between the two treatment groups at randomization based on BCVA category (≤ 71 and >71 ETDRS letters) as of the initial screening visit. In January 2025, we submitted a second SPA agreement modification to the FDA to add a repeat dose of AXPAXLI 450 µg at Week 52 and at Week 76, in each case, after all pre-defined efficacy endpoint assessments, to generate the required safety data for subjects re-dosed with AXPAXLI through Week 104, to support long-term dosing. We received an agreement letter regarding the second SPA agreement modification from the FDA on February 24, 2025.

As of March 3, 2025, subject retention in the SOL-1 trial has been exceptional, and the vast majority of rescue treatments, reviewed on a masked basis, have been in accordance with pre-specified criteria under the trial protocol. Because the inclusion of re-dosing requires all data to be masked until week 52, we now expect topline results for SOL-1 to be available in the first quarter of 2026.

The SOL-R Trial

In June 2024, we initiated the SOL-R trial, a repeat-dosing registrational Phase 3 clinical trial for the treatment of wet AMD. The SOL-R trial is designed as a multi-center, double-masked, randomized (2:2:1), three-arm trial that will involve sites located in the U.S. and the rest of the world. The trial is intended to randomize approximately 555 subjects that are either treatment naïve or have been diagnosed with wet AMD in the study eye within the prior four months and received up to three monthly anti-VEGF injections with last injection approximately 4 weeks prior to screening for SOL-R. Prior to the second SPA amendment and inclusion of re-dosing in SOL-1 as described above, we previously intended to randomize 825 subjects in the SOL-R trial. This non-inferiority trial reflects a patient enrichment strategy over the six months prior to randomization that includes five loading doses of anti-VEGF therapy, including aflibercept 2 mg, and monitoring to exclude those subjects with significant retinal fluid fluctuations. In the first arm, subjects will receive a 450 µg dose of AXPAXLI at Day 1 and be re-dosed at Weeks 24, 48, and every 24 weeks thereafter. In the second arm, subjects will receive aflibercept 2 mg on-label every 8 weeks. In the third arm, subjects will receive an 8 mg dose of aflibercept (Eylea HD) at Day 1 and will be re-dosed at Weeks 24, 48, and every 24 weeks thereafter, aligned with the AXPAXLI dosing regimen in the first arm and serving as adequate masking pursuant to current FDA guidance. Subjects will be followed for safety until Week 104. Throughout the trial, subjects are assessed monthly. The clinical trial protocol requires that, during the trial, subjects in any arm meeting pre-specified rescue criteria will receive a supplemental dose of aflibercept 2 mg. The pre-specified rescue criteria include a loss of 10 or more ETDRS letters in BCVA from baseline or a combination of worsening anatomical measures and BCVA loss. The primary endpoint is non-inferiority in mean change in BCVA from baseline between the AXPAXLI and on-label aflibercept 2 mg arms at Week 56. As per the protocol agreed to by the FDA, the non-inferiority margin for the lower bound is -4.5 letters of mean BCVA when compared to aflibercept 2 mg dosed every eight weeks. The first subject was enrolled in the SOL-R trial in July 2024. Initially, subjects screened and enrolled in the SOL-R trial included only subjects that constituted loading or randomization failures from the SOL-1 trial.

In a written Type C response received in August 2024, and a subsequent written response received in December 2024, the FDA agreed that the SOL-R repeat dosing wet AMD trial, with a primary endpoint at Week 56, should be appropriate as an adequate and well-controlled trial in support of a potential NDA and product label for AXPAXLI for the treatment of wet AMD. The FDA also noted that the use of one superiority trial and one non-inferiority trial is generally acceptable as the basis of an eventual NDA in wet AMD.

On November 14, 2024, we announced that, as the SOL-1 trial neared completion of randomization, trial sites could directly screen and enroll eligible subjects into the SOL-R trial.

On January 14, 2025, we announced that, as of January 10, 2025, we had enrolled 311 subjects across various stages of loading and randomization. All subjects that have been randomized to date have received their first 450 µg dose of AXPAXLI at Day 1 with the 2-piece injector.

Phase 1 Clinical Trial (Australia)

We have conducted an open-label, multi-center, proof-of-concept, dose-escalation Phase 1 clinical trial of AXPAXLI for the treatment of patients with wet AMD. This Phase 1 clinical trial was designed to evaluate the safety, durability and tolerability of AXPAXLI. All subjects have completed this Phase 1 clinical trial.

Our Phase 1 clinical trial of AXPAXLI in Australia was submitted to the Therapeutic Goods Administration, Australia’s regulatory authority for therapeutic goods, in July 2018 and was being conducted at multiple sites in Australia. The Phase 1 clinical trial was comprised of four cohorts consisting of subjects with wet AMD and pre-existing intraretinal and/or subretinal fluid: a lower dose cohort of 200 µg with six subjects; a higher dose cohort of 400 µg with seven subjects; a third cohort with two parallel arms, one arm of four subjects receiving a concomitant anti-VEGF injection with 400 µg of AXPAXLI and the other arm of six subjects receiving a 600 µg of AXPAXLI with no anti-VEGF injection; and a fourth cohort with two parallel arms, one arm of one subject receiving a 600 µg single dose of AXPAXLI and the other arm of five subjects receiving a 600 µg single dose of AXPAXLI with anti-VEGF injection. In this trial, we evaluated whether AXPAXLI can reduce existing fluid levels.

In the Phase 1 clinical trial of AXPAXLI conducted in Australia, we evaluated biological activity by measuring CSFT, using spectral domain optical coherence tomography, or OCT, and following visual acuity over time as measured by BCVA.

In the clinical trial, intravitreal injections of AXPAXLI at 200 μg, 400 μg, and 600 μg, with and without concurrent administration of anti-VEGF, were generally well tolerated. There were no drug-related serious treatment-emergent adverse events reported in any of the AXPAXLI dose cohorts over the 9-month study period. Plasma levels of the active drug, axitinib, were below the limit of quantification at all doses, indicating that systemic exposure to intravitreal delivery of axitinib by AXPAXLI up to 600 μg was negligible. This data also showed a preliminary signal of biological activity as observed by a clinically meaningful decrease in the volume of intraretinal and/or subretinal fluid as measured by high resolution OCT that provides cross-sectional images of the anatomical structure of the retina. Some subjects showed a decrease in intraretinal or subretinal fluid by two months in cohorts 2 (400 µg) and 3a (600 µg). In cohort 3b (400 µg dose plus anti-VEGF induction injection of aflibercept), two subjects showed a decrease in intraretinal or subretinal fluid as early as a week after treatment. We observed extended duration of activity of six months or more for over 60% of subjects across all cohorts and for over 80% of subjects in cohort 3a, in which we administered a 600 μg dose. In addition, the AXPAXLI doses in cohort 1 (200 µg single dose) were observed to have biodegraded in all subjects within nine to 10.5 months of injection. It has also been observed in the trial that the hydrogels were able to be adequately monitored and that there was limited to no movement of the hydrogel and no migration into the anterior chamber has occurred.

Phase 1 Clinical Trial (United States)

We have conducted a prospective, multi-center, randomized, controlled Phase 1 clinical trial in the United States under an exploratory investigational new drug, or eIND, application to evaluate a single 600 µg dose of AXPAXLI with an anti-VEGF injection in comparison with a 2 mg dose of aflibercept. The population we studied in this U.S.-based clinical trial was different than the population we studied in our Phase 1 clinical trial of AXPAXLI in Australia. In this trial, we evaluated how long we are able to maintain subjects who have been previously treated with anti-VEGF therapy without the need for retreatment. All enrolled subjects have completed this Phase 1 clinical trial.

The trial enrolled a total of 21 subjects at six clinical sites, comprising two arms consisting of subjects previously treated with, and who were responsive to, standard of care anti-VEGF therapy: a 16-subject arm receiving AXPAXLI in combination with a single anti-VEGF injection at month one and a five-subject arm receiving on-label aflibercept at eight-week intervals. The trial was designed to assess the safety, durability and tolerability of AXPAXLI as well as to assess preliminary biological activity in subjects by measuring anatomical and functional changes.

In February 2023, we announced interim 10-month data from the Phase 1 clinical trial of AXPAXLI in the United States at the Angiogenesis, Exudation, and Degeneration 2023 Annual Meeting. As of the December 12, 2022 cut-off date, the interim data showed that the single 600 µg AXPAXLI dose was generally well tolerated with no drug-related ocular or systemic serious adverse events, or SAEs, observed through 10 months. One SAE of endophthalmitis was observed in the AXPAXLI arm which occurred following the aflibercept injection required by the clinical trial protocol at month one and was assessed by the investigator as related to the injection procedure. There were no instances of elevated intraocular pressure, or IOP, retinal detachment, retinal vasculitis, or hydrogel implant migration into the anterior chamber observed in the AXPAXLI arm, and no subjects had dropped out of either arm as of the data cutoff.

The interim results showed subjects treated with a single AXPAXLI dose demonstrated stable and sustained BCVA (mean change from baseline of -0.3 letters) and CSFT (mean change from baseline of -1.3 µm) in the AXPAXLI arm at 10 months, which was comparable with the aflibercept arm (mean change from BCVA baseline of -0.8 letters; mean change from CSFT baseline of -4.5 µm). Up to Month 10, 73% of subjects remained rescue-free. Overall, a 92% reduction in treatment burden (average percent decrease in injections over the period compared to a standard monthly injection regimen) was observed in AXPAXLI treated subjects for up to 10 months. Four subjects were rescued in the AXPAXLI arm up to Month 10. One subject, the subject who experienced endophthalmitis, was rescued twice. None of these rescues met the pre-established rescue criteria set forth in the clinical trial protocol and were instead initiated at investigator discretion. One additional subject, who met the established rescue criteria at such subject’s Month 10 visit, was rescued at the end of Month 10.

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

In April 2023, we presented data regarding the preclinical pharmacokinetics, or PK, of AXPAXLI and a review of the 10-month interim data from the ongoing Phase 1 clinical trial of AXPAXLI in the United States, including AXPAXLI resorption data to date. We augmented the results from our ongoing clinical trial with PK data in two animal models showing the uptake of axitinib from our hydrogel in the choroid and retinal pigment epithelium, or RPE, cells, where axitinib acts intra-cellularly to exert its VEGF receptor inhibiting effect. That data showed that clinically representative formulations of AXPAXLI delivered sustained axitinib concentrations through 12 months that were well above the IC50 for VEGFR-2 (vascular endothelial growth factor receptor) in cynomolgus monkey retina tissue and choroid/RPE tissues. This preclinical PK data aligns with the pharmacodynamics data we observed in our U.S. clinical trial, namely the high proportion of rescue-free subjects up to Month 10 and suggests that AXPAXLI may provide continuous VEGF receptor inhibition.

In June 2023, we presented 12-month data from the ongoing Phase 1 clinical trial of AXPAXLI in the United States at the Clinical Trials at the Summit 2023 conference sponsored by the American Society of Retina Specialists. As of the April 14, 2023 cut-off date, there were no drug-related ocular or systemic SAEs observed in the AXPAXLI arm except for the one SAE of endophthalmitis following the aflibercept injection at month 1 that we had previously announced. There were no retinal detachment, retinal vasculitis, or hydrogel implant migration into the anterior chamber adverse events observed in the AXPAXLI arm, and no subjects had dropped out of either arm as of the data cut-off. The results showed subjects treated with a single AXPAXLI dose continued to demonstrate sustained BCVA (mean change from baseline of -1.0 letters) and CSFT (mean change from baseline of +20.2 μm) in the AXPAXLI arm at 12 months, which was comparable with the aflibercept arm (mean change from BCVA baseline of +2.0 letters; mean change from CSFT baseline of -2.2 μm). Sixty percent of AXPAXLI subjects were rescue-free up to Month 12. At the Month 12 visit, an additional four of the subjects were rescued. Overall, an 89% reduction in treatment burden was observed in AXPAXLI treated subjects at 12 months. These results align with our expectation that we would see a reactivation of disease in some subjects, which we believe indicates that AXPAXLI continues to function as designed with axitinib concentrations beginning to fall below therapeutic levels after the hydrogel bioresorbs.

In the clinical trial, intravitreal administration of single AXPAXLI 600 µg dose was generally well tolerated during the 52 weeks of the study. There were no drug-related ocular or systemic significant adverse events with either AXPAXLI or aflibercept treatment during 52 weeks of assessment. BCVA was stable after single AXPAXLI 600 µg dose administration and appeared similar to that of the aflibercept 2 mg administered every 8 weeks during 52 weeks of assessment. CSFT parameters were stable with AXPAXLI administration and appeared similar to that of the aflibercept 2 mg arm during 52 weeks of assessment. There were fewer injections over 52 weeks in subjects with AXPAXLI compared with the annualized number of anti-VEGF injections in 52 weeks prior to baseline. Furthermore, there were fewer injections over 52 weeks received in subjects from AXPAXLI treatment compared to those received in aflibercept 2 mg treatment arm.

Next Steps

If we were to obtain favorable results from the SOL-1 and the SOL-R trials evaluating AXPAXLI for the treatment of wet AMD, we expect that we would submit an NDA under Section 505(b)(2) of the FDCA. See “—Government Regulation—Section 505(b)(2) NDAs” for additional information.

Non-Proliferative Diabetic Retinopathy (NPDR)

Phase 1 Clinical Trial

We have completed the HELIOS trial, a U.S.-based, multicenter, double-masked, randomized, parallel group Phase 1 clinical trial evaluating the safety, tolerability and efficacy of a single injection of an AXPAXLI 600 µg dose in subjects with moderately severe to severe NPDR without CI-DME. We conducted the HELIOS trial initially under an exploratory IND, which was subsequently converted to a traditional IND. We enrolled 22 subjects with diabetic retinopathy secondary to type 1 or type 2 diabetes who had not had an anti-VEGF injection in the prior 12 months or DME in the prior six months, randomized 2:1 to either a single dose of AXPAXLI containing 600 µg of axitinib or sham control. One subject died during the HELIOS trial due to reasons unrelated to the trial and study treatment.

In June 2024, we announced topline data from the HELIOS trial at 48 weeks. AXPAXLI was generally well-tolerated and did not result in any reported incidence of intraocular inflammation, iritis, vitritis, or vasculitis. No subjects in either arm received rescue medication. At week 48, six of 13 (46.2%) subjects in the AXPAXLI group experienced either a 1- or 2-step improvement in the Diabetic Retinopathy Severity Scale, or DRSS, with three of the 13 (23.1%) experiencing a 2-step improvement. No subjects in the control group showed a 1-step or greater improvement at the same timepoint. No subjects in the AXPAXLI group experienced any worsening in DRSS. Two of eight (25.0%) subjects in the control group experienced worsening in the DRSS at 48 weeks. No subjects in the AXPAXLI group developed PDR or CI-DME at week 48. Three of eight (37.5%) subjects in the control group developed PDR or CI-DME at the same timepoint. On average, subjects in the AXPAXLI arm showed improvement in mean CSFT versus baseline compared to the control group, which showed worsening at the 48-week timepoint.

Next Steps

We intend to meet with the FDA in the first half of 2025 to discuss the design of a potential registrational clinical program for AXPAXLI for the treatment of NPDR and DME and then evaluate our next steps.

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

According to the Market Scope 2024 Glaucoma Pharmaceuticals Market Report, or the Market Scope 2024 Glaucoma Report, it is estimated that there were 130.2 million people globally in 2024 with primary OAG or OHT. In the United States, it is estimated there were 6.8 million and 3.7 million who had primary OAG or OHT, respectively. The primary goal of glaucoma treatment is to slow the progression of this chronic disease by reducing IOP, and many medications can accomplish this. Importantly, however, adherence to current topical glaucoma therapies is known to be particularly poor with reported rates of non-adherence from 30% to 80%. These low compliance rates may be associated with disease progression and loss of vision and may be part of the reason that glaucoma is a leading cause of blindness in people over 60 years of age. Prostaglandins are the most commonly used class of medications to treat patients with glaucoma and are administered via daily eye drops as the current standard of care. The ability of patients to use and place daily eye drops is challenging. The product candidates that we are developing are designed to address the issue of compliance by delivering a prostaglandin analog, or PGA, formulated with our programmed release hydrogel to lower IOP for several months with a single insert.

Market Data

According to the Market Scope 2024 Glaucoma Report, the global market for glaucoma was estimated at $4.2 billion in 2024 with the U.S. market representing $1.6 billion. The global market is estimated to grow at a 4.7% CAGR through 2029 while the U.S. market is expected to grow at a 3.7% CAGR through 2029.

The most commonly used treatments for glaucoma in the United States are topical eye drops including both branded and generic products. Branded products have maintained premium pricing and significant market share. These products include Lumigan (bimatoprost) marketed by Allergan, Travatan Z (travoprost) marketed by Novartis, Tapros marketed by Santen, and recently approved Miebo (perfluorohexyloctane ophthalmic solution) marketed by Bausch + Lomb. Commonly used generic drugs include latanoprost and timolol.

Glaucoma Program

PAXTRAVA (travoprost intracameral hydrogel)

Our product candidate PAXTRAVA is a bioresorbable hydrogel implant based on ELUTYX, incorporating travoprost, an FDA-approved PGA designed to lower elevated IOP, that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months with a single treatment.

Phase 2 Clinical Trial

We are conducting a U.S.-based Phase 2 prospective, multi-center, randomized, controlled clinical trial evaluating the safety, tolerability and efficacy of PAXTRAVA for the treatment of subjects with primary OAG or OHT under an IND. The Phase 2 clinical trial was initially designed to include approximately 105 subjects at 15 to 20 sites between three arms of approximately 35 subjects each to evaluate two formulations of PAXTRAVA for the treatment of OAG or

OHT in subjects compared to DURYSTA. The non-study eye of each subject receives a topical PGA daily, if not contraindicated. The primary efficacy endpoint is measured by mean change from baseline (8 a.m., 10 a.m. and 4 p.m.) at 2, 6 and 12 weeks in diurnal IOP. The active comparator control arm receives one injection of DURYSTA in one eye and a topical PGA daily in the non-study eye, if not contraindicated.

We initiated the Phase 2 clinical trial in the fourth quarter of 2021 and dosed the first subject in the first quarter of 2022. One arm in the Phase 2 clinical trial is receiving the same formulation used in cohort 2 of the Phase 1 clinical trial of PAXTRAVA that we conducted, containing a 26 µg dose of travoprost and utilizing a standard hydrogel. The second arm was receiving the same formulation used in cohort 4 of the Phase 1 clinical trial, containing a 5 µg dose of drug and utilizing a fast-degrading hydrogel. Due to elevations in IOP observed in six subjects approximately 12 weeks after enrollment in the PAXTRAVA 5 µg arm of the trial, we terminated enrollment in the 5 µg arm of the trial in the fourth quarter of 2022 and continued with the PAXTRAVA 26 µg and DURYSTA arms of the trial.

The Phase 2 clinical trial primary study consisted of 83 subjects: 33 subjects in the PAXTRAVA 26 µg treatment arm, 34 subjects in the DURYSTA arm and 16 subjects that were previously enrolled in the PAXTRAVA 5 µg treatment arm. Enrollment of the Phase 2 clinical trial was completed in July 2023. In April 2024, we presented 6-month topline data from this Phase 2 clinical trial at the 2024 American Society of Cataract and Refractive Surgery Annual Meeting. In the trial, the PAXTRAVA 26 µg single hydrogel implant demonstrated consistent control of IOP, through six months, as statistically significant IOP changes from baseline were observed for every individual and mean diurnal measurement at primary endpoints Week 2 (M0.5), Week 6 (M1.5), and Week 12 (M3), as well as secondary endpoints Months 4.5 and 6 (p<0.0001), although no formal statistical testing was prespecified by the clinical trial protocol. Clinically meaningful mean IOP reduction of approximately 24-30% from baseline over six months was observed. A majority (81.3%) of treated eyes did not require additional IOP-lowering therapy through six months, indicating sustained and consistent treatment effects.

PAXTRAVA 26 µg was generally well tolerated with no impact on the corneal endothelium having been observed at six months following a single administration of the product candidate. The majority of adverse events, observed were mild in severity and generally resolved with topical medical treatment. Most ocular adverse events occurring within three days of the injection were deemed related to the injection procedure by the investigators. Adverse events observed more than three days post-injection procedure were consistent with the travoprost label. There was one serious adverse event in the trial, where a hydrogel implant required removal, which the investigator assessed to be likely due to a peri-implantation bacterial infection. Consistent bioresorption of the hydrogel implant coupled with the durable effect observed in the Phase 2 trial suggests redosing could be possible without the risk of implants stacking.

We are conducting a pilot repeat-dose sub-study in the Phase 2 clinical trial to evaluate the safety of a repeat, sustained release dose of PAXTRAVA 26 μg, in a small subset of subjects with OAG or OHT. These subjects will be followed for at least six months after their enrollment in the sub-study to monitor and evaluate their endothelial cell health.

Phase 1 clinical development

We submitted an IND for PAXTRAVA in February 2018 and have completed a prospective, multi-center, open-label, dose-escalation, proof-of-concept Phase 1 clinical trial of PAXTRAVA in the United States that we initiated in the second quarter of 2018 for the treatment of subjects with moderate to severe glaucoma or OHT. The clinical trial is designed to evaluate the safety, biological activity, durability and tolerability of PAXTRAVA in subjects with controlled OAG or OHT. The clinical trial consisted of four subject cohorts: cohort 1 included five subjects who received a 15 µg dose, cohort 2 included four subjects who received a 26 µg dose, cohort 3 included five subjects who received a 15 µg dose with a fast-degrading hydrogel, and cohort 4 included five subjects who received a 5 µg dose with a fast-degrading hydrogel.

In February 2022, at the Glaucoma 360 virtual meeting, we presented interim results from all four subject cohorts in the Phase 1 clinical trial. In the Phase 1 clinical trial, at least one subject in each of the four cohorts receiving PAXTRAVA were observed to experience a mean change in IOP from baseline as measured at 8:00 am, 10:00 a.m. and 4:00 p.m. as early as two days following injection. We believe these results were comparable to the decrease in IOP achieved with topical travoprost administered via daily eye drops. IOP lowering effects lasted more than six months in subjects in cohorts 1 and 2 and three to six months in subjects in cohorts 3 and 4.

The PAXTRAVA hydrogel was observed to biodegrade over the course of between five and seven months in subjects in cohorts 1 and 2. In subjects in cohorts 3 and 4, the fast-degrading hydrogels were observed to biodegrade over the course of between three and five months. Within all four cohorts, hydrogel implants were not observed to move when viewed with a slit lamp biomicroscope and were visible at all examinations in all subjects using gonioscopy. Corneal health as measured by endothelial cell counts, pachymetry assessments, and slit lamp examinations did not indicate any clinically meaningful changes from baseline in any of the four cohorts. IOP elevation was observed in three subjects in cohort 3 at the approximate time of the hydrogel resorption.

Next Steps

Once we have completed the pilot repeat-dose sub-study, we will evaluate whether an end-of-Phase 2 meeting with the FDA is appropriate for determining our next steps for PAXTRAVA for the treatment of OAG or OHT.

Dry Eye Programs

We are not currently actively pursuing additional development activities for our product candidates OTX-DED (dexamethasone intracanalicular insert) for the short-term treatment of the signs and symptoms of dry eye disease, or OTX-CSI (cyclosporine intracanalicular insert) for the chronic treatment of dry eye disease.

The Ocular Therapeutix Approach

Our Hydrogel-Based Formulation Technology ELUTYX

We apply our expertise with ELUTYX to the development of products for local programmed-release of known, FDA-approved therapeutic agents for a variety of ophthalmic diseases and conditions and to ophthalmic wound closure.

ELUTYX is based on the use of a proprietary form of polyethylene glycol, or PEG. Our technical capabilities include a deep understanding of the polymer chemistry of PEG-based hydrogels and the design of the highly specialized manufacturing processes required to achieve a reliable, preservative-free and pure product. We tailor the hydrogel to act as a vehicle for local programmed-release drug delivery to the eye and as an ocular tissue sealant.

We create our hydrogels by cross-linking PEG molecules to form a network that resembles a three-dimensional mesh on a molecular level. Our PEG molecules are branched, with four to eight branches or arms. Each arm bears a reactive site on its end. Our cross-linking chemistry uses a second molecule with multiple arms, bearing complimentary reactive sites on each end, such that when combined with the PEG molecules, a network spontaneously forms. When swollen with water, this molecular network forms a hydrogel. We design these hydrogels to slowly degrade in the presence of water, a process called hydrolysis, by inserting a biodegradable linkage between the PEG molecule and the cross-linked molecule. By appropriately selecting the number of arms of the PEG molecule and the biodegradable linkage, we can design hydrogels with varying mechanical properties and bioresorption rates. Because the body has an abundance of water at a constant temperature and pH level, hydrolysis provides a predictable and reproducible degradation rate. Our technology enables us to make hydrogels that can bioresorb over days, weeks or months.

We select the active pharmaceutical ingredients for our local programmed-release drug delivery product candidates based on criteria we have developed through our extensive experience with hydrogel-based technologies. We consider the following selection criteria:

●	prior approval by the FDA for the targeted ophthalmic indication,
●	scientific rationale, either clinical or pre-clinical, for active pharmaceutical ingredients such as axitinib, which are not currently approved for an ophthalmic indication;
●	expiration of relevant patent protection prior to or within our anticipated development timeline;
●	high potency to minimize required drug load in the intravitreal hydrogel, intracameral hydrogel or intracanalicular insert;

●	availability from a qualified supplier; and
●	compatibility with our drug delivery system.

We believe our current and future intravitreal hydrogel, intracameral hydrogel and intracanalicular insert products and product candidates may offer a range of favorable attributes as compared to immediate release back-of-the-eye injections and eye drops, including:

●	Improved patient compliance. Our hydrogel implants and inserts are placed by a healthcare professional and are designed to provide local programmed-release of drug to the ocular surface, intracameral space or intravitreal space. Because patients are not responsible for self-administration of the drug and the hydrogel implants and inserts dissipate over time and do not require removal for acute conditions or frequent removal for chronic conditions, we believe our hydrogel implants and inserts address the problem of patient compliance.
●	Ease of administration. We have designed our hydrogel implants and inserts to provide the entire course of medication with a single administration by a healthcare professional for acute conditions or for months for chronic conditions. We believe this avoids the need for frequent administration, reducing the patient’s treatment burden and the likelihood of potential complications that could result if doses are missed.
●	Local programmed-release of drug. We have designed our hydrogel implants and inserts to deliver drug in a programmed fashion in order to avoid the peak and valley dosing and related side effects associated with current standard of care injections for the back of the eye, as well as spikes in IOP associated with eye drops. We also believe programmed-release dosing may improve the therapeutic profile of the active pharmaceutical ingredient because it eliminates periods of little or no drug presence between back of the eye injection or eye drop administrations. Further, we are designing our products and product candidates so that their drug release profiles can be tailored or programmed to match the treatment needs of the disease. For example, steroids for ophthalmic purposes generally require administration over four weeks, with tapered dosing over this period. In contrast, PGAs require administration in a steady fashion over the duration of treatment. Our hydrogel implants and inserts are designed to fully dissipate and can be removed if necessary by a healthcare professional.
●	Avoidance of preservative side effects. Our hydrogel implants and inserts do not involve the use of preservatives, such as benzalkonium chloride, which have been linked to side effects including burning, stinging, hyperemia, irritation, eye dryness and, less frequently, conjunctivitis or corneal damage.

Intravitreal Hydrogels

We are engaged in the clinical development of our hydrogel administered via intravitreal injection to address the large and growing markets for diseases and conditions of the back of the eye. Our intravitreal hydrogel product candidates, such as AXPAXLI, consist of a PEG-based hydrogel, which contains embedded micronized particles of active drug. We design the intravitreal hydrogel to be injected and retained in the vitreous humor to provide local programmed-release intravitreal delivery of anti-VEGF compounds.

Intracameral Hydrogels

We are engaged in the clinical development of our hydrogel administered via intracameral injection to address glaucoma. Intracameral hydrogels refer to biodegradable or bioresorbable hydrogels placed into the anterior chamber or front of the eye for the treatment of ocular conditions. The hydrogels are designed to be held in place by currents and gravity present in the anterior chamber of an eye. In the case of PAXTRAVA, the hydrogel is designed to infuse with intracameral water, settle into the inferior angle of the eye and demonstrate little to no movement. The hydrogels are soft, biodegradable and provide sustained release of at least one therapeutic agent to both the trabecular meshwork and associated ocular tissue and the fluids within the anterior chamber of an eye.

Intracanalicular Inserts

Our intracanalicular inserts, including DEXTENZA, are designed to be inserted into the patient’s punctum by a healthcare professional and to release drug to the surface of the eye to address diseases including ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis.

Our intracanalicular inserts utilize ELUTYX and are embedded with an active drug. Following insertion through the punctum, our inserts swell in tear fluid to fill the vertical canaliculus, which secures the inserts in place. Over time, the inserts liquefy and are cleared through the nasolacrimal duct. If necessary due to excessive tearing, discomfort or improper placement, a healthcare professional can remove an intracanalicular insert by a process of pushing the soft insert back through the punctum.

Commercial Portfolio

Post-Surgical Ocular Inflammation and Pain

DEXTENZA (dexamethasone intracanalicular insert)

DEXTENZA incorporates the FDA-approved corticosteroid dexamethasone as a preservative-free active pharmaceutical ingredient into a drug-eluting intracanalicular insert that is based on ELUTYX. Following FDA approval, we commercially launched DEXTENZA for the treatment of post-surgical inflammation and pain in July 2019. DEXTENZA is the first and only FDA-approved intracanalicular insert delivering dexamethasone to treat post-surgical ocular inflammation and pain for up to 30 days with a single administration.

We selected dexamethasone as the active pharmaceutical ingredient for DEXTENZA because it is approved by the FDA and has a long history of ophthalmic use; is available on a generic basis from multiple qualified suppliers; is highly potent and is typically prescribed for prevention of ocular inflammation and pain following ocular surgery; and has physical properties that are well suited for incorporation within our hydrogel technology.

The dexamethasone drug particles embedded within our DEXTENZA intracanalicular insert gradually erode and release the drug in a programmed fashion until the drug is depleted. As the dexamethasone drug particles erode and the ELUTYX degrades by hydrolysis, the intracanalicular insert softens, liquefies and is cleared through the nasolacrimal duct. We provide the DEXTENZA drug product in a preservative-free formulation in a sterile, single use package.

The standard regimen for dexamethasone eye drops following cataract surgery is an initial administration of four times daily for one week, with a gradual tapering in the number of eye drops over a four-week period. Such a regimen is often confusing to patients as they must remember to taper the number of times per day they administer the steroid, while also taking multiple eye drops of other drugs following surgery, such as antibiotics and non-steroidal anti-inflammatory drugs, or NSAIDs. We believe that local programmed-release of drug to the eye may result in better control of ocular inflammation and pain as compared to prescription eye drops and that a low dose amount may provide enhanced safety by eliminating spikes in IOP associated with high-dose steroid eye drops.

Investigator-Initiated Trials

We have received proposals for, and are supporting, several investigator-initiated trials evaluating DEXTENZA in different clinical situations. To date, third-party clinical investigators have initiated 45 trials to study the use of DEXTENZA in cataract surgery, other ophthalmic surgeries, and other potential indications. Of those, 21 trials have published study reports, and 14 trials have been terminated. The remaining 10 trials are in various stages of enrollment and treatment.

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

In June 2024, we submitted the data for our clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery and the updated package insert to the FDA. We anticipate receiving the FDA’s decision on the pediatric labeling for DEXTENZA during the second quarter of 2025.

Foreign Approvals

Outside the United States, we continue to assess whether to seek regulatory approval for DEXTENZA in markets such as the European Union, Australia and Japan based on the market opportunity, particularly pricing, and the requirements for marketing approval. Given our prioritization of the clinical development of our sustained-release product candidates, in particular for retinal diseases, and our planned commercialization efforts for our initial intracanalicular insert product candidates in the United States, we expect we will need to engage third parties to assist us in the approval process.

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

We sell DEXTENZA in the United States to specialty distributors, or SDs, for resale to certain ambulatory surgery centers, or ASCs, certain hospital outpatient departments, or HOPDs, and certain physicians’ offices, and directly to certain ASCs and physicians’ offices. We are continuing to offer this distribution option more broadly to our end customers.

In addition to distribution agreements with specialty distributors and a small number of ASCs and physicians’ offices, we enter into arrangements with government payors that provide for government-mandated rebates and chargebacks with respect to the purchase of DEXTENZA. We have built a highly targeted, key account sales force of KAMs, or key account managers, Regional Directors, and FRMs, or field reimbursement managers, that focus on the ASCs and their affiliates responsible for the largest volumes of cataract surgery in the United States, with an initial emphasis on the approximately two million cataract procedures performed annually under Medicare Part B.

Since 2022, we have periodically adjusted our discounting and rebate strategy to meet the demands of the market. For example, in the third quarter of 2022, we implemented an off-invoice discount, or OID, program whereby providers receive the discounted price immediately upon purchase, rather than having to wait until the end of the quarter for a rebate payment. We focus our sales efforts on sales to ASCs and strategic accounts that own and control multiple ASCs. In the first quarter of 2023, we launched a Commercial Assurance Program to provide assistance with patients’ out-of-pocket costs, supporting the expansion of DEXTENZA for commercially insured patients not covered by government payors.

Manufacturing

We fabricate devices and drug products for use in our clinical trials, research and development and commercial efforts for DEXTENZA using current Good Manufacturing Practices, or cGMP, at our approximately 20,000 square foot facility located in Bedford, Massachusetts. We fabricate devices and drug products for use in our clinical trials and other research and development activities for our product candidates, including AXPAXLI, using cGMP at our 71,000 square foot facility that is also located in Bedford, Massachusetts. This facility may include additional manufacturing space in the future as we increase our manufacturing capacity and capabilities for AXPAXLI.

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

We believe that our strategic investment in manufacturing capabilities allows us to advance product candidates at a more rapid pace and with more flexibility than if we were to work with a contract manufacturer, although we will continue to evaluate outsourcing unit operations for cost advantages or eventually as a second source. Our manufacturing capability also enables us to produce products in a cost-effective manner while retaining control over the manufacturing process and prioritizing the timing of internal programs.

Our manufacturing capabilities encompass the full manufacturing process through quality control and quality assurance and are integrated with our project teams from discovery through development and commercial release. This structure enables us to efficiently transfer research stage product concepts into manufacturing. We have designed our manufacturing facility and processes to provide flexibility for the manufacture of different product candidates. We outsource sterilization and packaging services for our products.

We believe that we can scale our manufacturing processes to support DEXTENZA sales as well as development of our drug product candidates and the potential commercialization of such product candidates, including AXPAXLI.

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

We have issued patents and/or patent applications pending for all of our commercial products and product candidates, as well as trade secrets to protect proprietary manufacturing processes. As of December 31, 2024, we owned or exclusively licensed in certain fields of use over 300 issued U.S. patents, pending U.S. patent applications, issued foreign patents and pending foreign patent applications.

Certain of our U.S. patents and applications, and their foreign counterparts, are owned by us and other U.S. patents and applications, and their foreign counterparts have been in-licensed from Incept.

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

The following is a summary of patents and patent applications that cover our commercial products and potentially cover our product candidates:

AXPAXLI (axitinib intravitreal hydrogel)

We own issued patents in the United States and patents in certain foreign jurisdictions that cover this product candidate, with current expiration dates in 2041. We own a pending Patent Cooperation Treaty application with the potential to cover this product candidate in the U.S. and foreign jurisdictions, that, if granted, is expected to expire in 2044. Additional U.S. and foreign patent applications are pending.

PAXTRAVA (travoprost intracameral hydrogel) for the treatment of OAG or OHT

We have licenses to a U.S. patent, and certain foreign counterparts, with current expiration dates in 2037 with corresponding pending U.S. and foreign counterparts. We own an issued patent in the United States and patents in certain foreign jurisdictions that cover this product candidate, with current expiration dates in 2041. Additional owned U.S. and foreign patent applications are pending.

DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg

We have licenses to U.S. patents, and certain foreign counterparts, with current expiration dates in 2030 that cover this product. We also own two U.S. patents that cover this product with current expiration dates in 2036 and 2037, and a pending U.S. patent application.

DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg for the treatment of allergic conjunctivitis

We have licenses to U.S. patents, and certain foreign counterparts, with current expiration dates in 2030 that cover this product. We also own two U.S. patents that cover this product with current expiration dates in 2036 and 2037. We also own an issued U.S. patent expiring in 2041, and related pending U.S. and foreign applications.

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

Financial Terms. We and any of our sublicensees are obligated to pay Incept royalties as follows under the Second Amended Agreement: (i) consistent with the Prior Agreement, a royalty equal to a low single-digit percentage of net sales by us or our affiliates of products, devices, materials, or components thereof, or Licensed Products, including or covered by Original IP, excluding the Shape-Changing IP, in the Ophthalmic Field of Use; (ii) a royalty equal to a mid-

single-digit percentage of net sales by us or our affiliates of Licensed Products including or covered by Original IP, excluding the Shape-Changing IP, in the Additional Field of Use; and (iii) a royalty equal to a low single-digit percentage of net sales by us or our affiliates of Licensed Products including or covered by Incept IP or Joint IP in the field of drug delivery. Royalty obligations under the Second Amended Agreement commence with the first commercial sale of a Licensed Product described above and terminate upon the expiration of the last-to-expire patents included in the Licensed IP, as applicable. Any sublicensee of us also will be obligated to pay Incept royalties on net sales of Licensed Products made by it and will be bound by the terms of the Second Amended Agreement to the same extent as us. Additionally, at its sole discretion, Incept may require, as a condition of any sublicense by us in the Additional Field of Use and in exchange for a reduction in the royalties owed on net sales of Licensed Products described above, payments equal to a mid-teen percentage of any upfront payment and, subject to certain conditions, other payments received by us from the sublicensee.

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

Competitors to AXPAXLI

In wet AMD and DR, AXPAXLI will compete with anti-VEGF compounds administered in their current formulation and prescribed for the treatment of wet AMD as these agents can in some instances deliver more than one or two months of therapeutic effect. They include Lucentis (ranibizumab), Eylea (aflibercept 2 mg), Eylea HD (aflibercept 8 mg), Beovu (brolicizumab), Vabysmo (faricimab), Susvimo (ranibizumab Port Delivery System), and off-label use of the cancer therapy Avastin. Biosimilars to ranibizumab and aflibercept 2 mg have received FDA approval as well.

Multiple companies, in various stages of development, are pursuing products for wet AMD that would be competitive with AXPAXLI. Programs in later-stage development include: Eyepoint Pharmaceuticals, which is pursuing a sustained-release bioerodible device containing a TKI (vorolanib) using its Durasert-E technology; Opthea, which is pursuing an anti-VEGF C/D Trap evaluated in combination with anti-VEGF; Clearside Biomedical, which is pursuing a TKI (axitinib) administered into the suprachoroidal space; and Kodiak Sciences, which is pursuing products based on its anti-VEGF biopolymer conjugate technology. In addition, there are several companies pursuing gene therapies to treat wet AMD including, 4D Molecular Therapeutics, Adverum Biotechnologies and RegenxBio. Programs in early phases of development include but are not limited to: Alcon, which is pursuing development of a TKI implant containing axitinib using its Print manufacturing technology; Glaukos, which is pursuing a sustained-release bioerodible implant containing a TKI (axitinib) through its Retina-XR delivery platform; and Roche, which is pursuing intravitreal products along with those delivered with its Port Delivery System technology.

In DR, AXPAXLI will compete with approved agents, including Lucentis, Eylea and Eylea HD. These treatments, although approved for DR, are sparingly used, largely due to the treatment burden. Multiple companies, in various stages of development, are pursuing products that would be competitive with AXPAXLI. Programs in later-stage development include: Roche, which is pursuing Susvimo for the treatment of DR; Kodiak Sciences, which is pursuing an anti-VEGF molecule built on its antibody polymer conjugate technology; RegenxBio, which is pursuing a suprachoroidal formulation of its gene therapy for the treatment of DR; and Opus Genetics, which is pursuing an oral treatment.

Competitors to PAXTRAVA

A number of therapies are currently available for the treatment of glaucoma in the United States. The most commonly used treatments for glaucoma in the United States are topical eye drops, including both branded and generic PGAs, along with combination therapies. Allergan, now owned by AbbVie, received approval in March 2020 of DURYSTA, a biodegradable bimatoprost intracameral implant consisting of a PGA and a biodegradable polymer matrix for the reduction of IOP in patients with OAG or OHT. In December 2023, Glaukos received marketing approval from the FDA for iDose, a PGA indicated for the reduction of IOP in patients with OHT or OAG. In addition, several other companies, in varying stages of development, have announced their intention to develop products for treatment of glaucoma using sustained-release therapy. These programs include but are not limited to: Glaukos, which is developing a second-generation formulation of the iDose, referred to as iDose TREX; AbbVie, which is pursuing an intracameral implant comprised of a PGA; PolyActiva, which is pursuing an ocular implant with latanoprost based on its Prezia technology; and Spyglass Pharma, which is pursuing an intraocular lens which elutes bimatoprost.

Competitors to DEXTENZA

Icon Biosciences, Inc. received FDA approval of DEXYCU in February 2018. DEXYCU is an injection of dexamethasone at the time of surgery into the posterior chamber of the eye (behind the iris) to treat inflammation associated with cataract surgery. Icon Biosciences Inc. was subsequently bought by pSvidia Corporation in March 2018 and, at the same time, the new entity was renamed Eyepoint. Eyepoint launched DEXYCU commercially in the first quarter of 2019. DEXYCU lost separate government reimbursement as of January 1, 2023 and is no longer actively marketed. OMIDRIA, purchased by Rayner Surgical Group Limited, is a prescription medication used during cataract surgery. According to the OMIDRIA website, this product helps the black part in the center of the eye (pupil) stay open (dilated) during cataract surgery and decreases eye pain after surgery.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, clearance, approval, pricing, sales, reimbursement, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products and medical devices. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by government agencies in ways that may have a significant impact on our business.

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA approves and regulates drug products under the FDCA and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biological products, or biologics, are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations, and other federal, state and local statutes and regulations. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biological product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	design of a clinical protocol and submission to the FDA of an IND, which must take effect before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with GCPs, to establish the safety and efficacy of the proposed drug product or the safety, potency and purity for the proposed biological product for each indication;
●	preparation and submission to the FDA of a new drug application, or NDA, demonstrating the safety and efficacy for the drug candidate product or, with respect to biologics, a biological licensing application, or BLA, demonstrating the safety, purity and potency of the proposed biological product for one or more proposed indications;
●	review by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of clinical data;
●	payment of user fees pursuant to the Prescription Drug User Fee Act;

●	securing FDA approval of the NDA or BLA authorizing marketing of the new drug product or biological product in the United States; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the PHSA that required animal testing in support of an NDA or BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models.

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

The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency. The decision to terminate development of an investigational drug or biological product may be made by either a health authority body such as the FDA, an IRB or ethics committee, or by us for various reasons. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk.

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

The PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. As of December 19, 2024, the FDA has issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress began requiring sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, DAPs must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on DAPs. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.

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

Clinical Trials Outside the United States in Support of FDA Approval

In connection with our clinical development program, we have trial sites outside the United States from time to time. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the trials must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for IND trials.

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

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. These reports must include a development safety update report. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

The fee required for the submission and review of an application under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for FY2025 this application fee is approximately $4.3 million), and the sponsor of an approved application is also subject to an annual program fee, which for FY2025 is currently set at $403,889 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA target action date. The FDA’s ability to meet its review goals may be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If FDA determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. The FDA also issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy. The FDA has not yet finalized such guidance.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a complete response letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA or BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The guidance provides that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products and product candidates in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products and product candidates in development to payors, including unapproved uses of approved products. In addition, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses of approved products to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased into the U.S. supply chain and regulatory framework. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the Federal Drug Supply Chain Security Act became effective in the U.S., mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

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

Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of regulatory exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, FDA has consistently taken the position that an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of regulatory exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration or combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.

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

PMA applications are subject to an application fee. For federal fiscal year 2025, the standard fee is $540,783 and the small business fee is $135,196.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.

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

Marketing Authorization

To obtain marketing approval of a drug under European Union regulatory systems, a sponsor must submit a marketing authorization application, or MA, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency, or EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

Exceptional Circumstances

A MA may also be granted “under exceptional circumstances” under Article 14(8) of Regulation (EC) No 726/2004 when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the MA, the EMA or the competent authorities of the European Union Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

Regulatory Data Protection in the European Union

In the European Union, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

In this context, it should be noted that the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.

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

Brexit and the Regulatory Framework in the United Kingdom

As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, is responsible for approving all medicinal products destined for the U.K. market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

As of January 1, 2024, a new international recognition procedure, or the IRP, applies which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the European Union centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States).The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the European Union-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the withdrawal of the United Kingdom from the European Union, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms.

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

J-Codes are part of the Healthcare Common Procedure Coding System (HCPCS) Level II set of procedure codes. These codes are used by CMS and other managed care organizations to identify drugs that ordinarily cannot be self-administered by a patient. Lacrimal ophthalmic inserts containing dexamethasone, such as DEXTENZA, have a specific and permanent J-Code, in case of DEXTENZA J1096, that allows for a simpler and more convenient reimbursement process versus miscellaneous J-codes. Initially, DEXTENZA was payable in ASCs and HOPDs separately from ophthalmic surgery via the transitional pass-through status under the J1096 J-Code. However, the pass-through status for J1096 ended on December 31, 2022. In November 2022, as part of the annual CMS rule-making cycle, the CY 2023 OPPS rule was finalized and provided that DEXTENZA would qualify under the criteria established for non-opioid pain management drugs as a surgical supply provision. This provision allowed for continued separate payment of DEXTENZA in the ASC setting for 2023 but did not require separate payment for DEXTENZA in the HOPD setting. In November 2023, the CY 2024 OPPS was finalized and confirmed that DEXTENZA would continue to be separately reimbursed in the ASC setting in 2024. The CY 2025 OPPS rule, which was released in November 2024, allows for continued separate payment of DEXTENZA in the ASC setting, and it re-establishes the separate payment of DEXTENZA in the HOPD setting.

CPT codes are part of the HCPCS Level I set of procedure codes which consists of codes that are used to report medical services and procedures furnished by physicians. These codes are also used by CMS and other managed care organizations. Drug-eluting intracanalicular inserts, such as DEXTENZA, have a procedure-specific and permanent Category 1 CPT code, 68841, used to facilitate reimbursement for the administration of inserts into the canaliculus. In 2024, the Medicare Physician Fee Schedule, or MPFS, for the insertion of DEXTENZA into the canaliculus was $31.43 in the ASCs and $37.33 in the physician’s office for unilateral insertion. In November 2024, the CY 2025 MPFS rule was finalized resulting in a marginal decrease in physician payments compared to 2024 to $31.38 in the ASCs and HOPDs and $36.88 in the physician’s office for unilateral insertion, due to a decrease in the conversion factor which CMS uses to translate the relative value units, or RVUs, of medical services into fee schedule payment amounts. Although the office based RVU for code 68841 was unchanged, the RVU code in the ASC and HOPD setting increased from 0.96 to 0.97. The CY 2025 MPFS final rule also includes finalized policies for the quality payment program, including the Merit-based Incentive Payment System, or MIPS. For eligible clinicians, CMS calculates the MIPS final score based on four performance categories, which is then used by CMS to determine the payment adjustment applied to the clinicians’ Medicare Part B claims, with clinicians that incur costs above or below national average spending being penalized or incentivized, respectively. Based on the CY 2025 MPFS final rule, the respective surgeon’s cost for DEXTENZA is included in the MIPS cost performance category for surgeons using DEXTENZA to treat post-surgical ocular inflammation and pain following cataract surgery effective January 1, 2025.

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

Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, such as Medicare and Medicaid. Ensuring compliance is time consuming and costly. Similar healthcare laws and regulations exist in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.

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

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota  and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026.  On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025.  While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.  The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

In June 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

Human Capital

As of December 31, 2024, we had 274 full-time employees. The following table provides an overview of the distribution of those employees:

Department	Headcount
Research & Development	118
Sales & Marketing	93
Manufacturing	12
General & Administrative	51
Total Employees	274

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

We provide employee wages and benefits that we believe are competitive and consistent with the employee positions, skill levels, experience, knowledge and geographic location. None of our employees are represented by labor unions or covered by collective bargaining agreements. We value the health, safety and wellbeing of our employees and their families, and we consider our relationship with our employees to be good.

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

We have a history of incurring significant losses. Our net losses were $193.5 million and $80.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $891.1 million. We have financed our operations primarily through private placements of our preferred stock, public offerings and private placements of our common stock, borrowings under credit facilities, the private placement of convertible notes, and sales of our products. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and the commercialization of DEXTENZA. Although we expect to continue to generate revenue from sales of DEXTENZA, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

●	continue our ongoing clinical trials, including our two registrational Phase 3 clinical trials of AXPAXLI for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 and SOL-R trials;

●	initiate any additional clinical trials we might determine in the future to conduct for our product candidates, including any clinical trials that we might conduct for AXPAXLI for the treatment of patients with non-proliferative diabetic retinopathy, or NPDR, and diabetic macular edema, or DME;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we obtain marketing approval and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	scale up our sales, marketing and distribution capabilities to prepare for commercialization of any product candidates for which we intend to obtain marketing approval;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	continue to monitor subjects according to the applicable clinical trial protocols, or prepare submission documentation such as clinical study reports, for our clinical trials that have been completed;
●	continue to commercialize DEXTENZA in the United States;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, quality assurance, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings, if any;
●	make investments to improve our defenses against cybersecurity threats and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our development expenses will increase if:

●	we are required by the U.S. Food and Drug Administration, or FDA, or the other regulatory authorities to perform trials or studies in addition to those currently expected;
●	there are any delays in receipt of regulatory clearance to begin our planned clinical programs;
●	there are any delays in enrollment of subjects in or completion of our clinical trials or the development of AXPAXLI or our other product candidates; or
●	there are any delays in receiving marketing approval of AXPAXLI or any of our other product candidates.

For us to become and remain profitable, we will need to continue to successfully commercialize DEXTENZA and to successfully develop and commercialize other products with significant market potential. This will require us or our current or future collaborators to be successful in a range of challenging activities, including:

●	completing clinical development of our product candidates, including AXPAXLI;
●	obtaining marketing approval for these product candidates;

●	continuing to commercialize DEXTENZA in the United States, including by further developing our manufacturing, marketing, sales force, and distribution capabilities;
●	manufacturing, marketing, selling and distributing any other products for which we obtain marketing approval;
●	achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from Centers for Medicare and Medicaid Services, or CMS, private insurers, and other third-party payors for our products; and
●	protecting our rights to our intellectual property portfolio.

Even if we succeed in our commercialization efforts, we may never generate revenue that is sufficient to achieve profitability. We do not anticipate that revenue from sales of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis will be sufficient for us to become profitable for several years, if ever.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly if and as we advance our product candidate AXPAXLI for the treatment of wet AMD through clinical development and continue to commercialize DEXTENZA. We expect to devote substantial financial resources as we conduct late-stage clinical trials for our product candidates, including the SOL-1 trial and the SOL-R trial, seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results, and commercialize any products for which we receive marketing approval. In addition, we plan to devote significant financial resources to conduct research and development of our other product candidates. Accordingly, we will need to obtain substantial additional funding to fully support our continuing and planned operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

As of December 31, 2024, we had cash and cash equivalents of $392.1 million, and outstanding debt with a principal amount of $82.5 million under a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, or the Barings Credit Facility. Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of December 31, 2024 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2028. Our planned operating expenses do not include the expenses necessary to conduct a clinical trial of AXPAXLI for NPDR and DME, or to build out our manufacturing capabilities beyond the buildout of our existing manufacturing facilities. These estimates are subject to various assumptions, including assumptions as to the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, the timing of commencement of dosing and enrollment of our clinical trials, and other aspects of our business. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the progress, costs and outcome of our ongoing clinical trials of AXPAXLI for the treatment of wet AMD;
●	the timing, scope, progress, costs and outcome of a potential registrational clinical program of AXPAXLI for the treatment of NPDR and DME;

●	the costs, timing and outcome of regulatory review of AXPAXLI or our other product candidates by the FDA, the European Medicines Agency, or EMA, or other regulatory authorities;
●	the scope, progress, costs and outcome of preclinical development and any additional clinical trials we might determine in the future to conduct for our other product candidates, including PAXTRAVA for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any of our product candidates for which we obtain marketing approval in the future, including cost increases due to inflation;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we obtain marketing approval, including AXPAXLI, and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Under the Barings Credit Facility, we have $82.5 million, net of unamortized discount and fees, of outstanding principal indebtedness. Under the Barings Credit Agreement, we are permitted to make payments of interest and fees only through August 2029, at which time we will be required to repay the full principal amount in addition to any outstanding interest and fees. In addition, we are obligated to pay a fee, which we refer to as the Royalty Fee, in an amount equal to $82.5 million, reduced by the total amount of interest and principal prepayment fees paid by us and subject to further potential reductions as specified in the Barings Credit Agreement. We are required to pay the Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Royalty Fee is paid in full. Any then remaining Royalty Fee is due and payable upon a change of control of the company.

Our obligations under the Barings Credit Agreement are secured by all of our assets, including our intellectual property. The Barings Credit Agreement includes customary affirmative and negative covenants and requires us to maintain a minimum liquidity amount of $20.0 million. We could in the future incur additional indebtedness beyond this amount, including by potentially amending the Barings Credit Agreement.

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

A failure to comply with the conditions of the Barings Credit Agreement could result in an event of default under the agreement. In an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business or operations, the amounts due under our Barings Credit Agreement could accelerate. As a result, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness.

We hold our cash and cash equivalents that we use to fund our operating expenses, debt service obligations, and capital expenditure requirements in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold our cash and cash equivalents that we use to fund our operating expenses, debt service obligations, and capital expenditure requirements in deposit accounts at two financial institutions. The balances held in these accounts typically exceed the standard deposit insurance limit of the Federal Deposit Insurance Corporation, or FDIC. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of our uninsured funds or be subject to a delay in accessing all or a portion of such funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense, debt service, and capital expenditure obligations.

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

As of December 31, 2024, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of $538.0 million and $385.2 million, respectively. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2026. Our federal NOLs generated for the years ended on or after December 31, 2018, which amount to a total of $412.2 million, can be carried forward indefinitely, although the deduction for such NOLs is limited to 80% of current year taxable income. As of December 31, 2024, we also had available research and development tax credit carryforwards for federal and state income tax purposes of $19.7 million and $11.8 million, respectively, which begin to expire in 2026 and 2025, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes because, among other reasons, federal tax rates and the rules governing NOL carryforwards might change; state NOLs generated in one state cannot be used to offset income generated in another state; and the use of NOL carryforwards might become subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions.

Risks Related to Product Development

Clinical trials of AXPAXLI or our other product candidates may not be successful. If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be delayed or unable to complete, the development and commercialization of such product candidate and our business may be harmed.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including our lead product candidate AXPAXLI, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome.  A failure of one or more clinical trials can occur at any stage of testing.  The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design.  Some of our completed studies were conducted with small patient populations, making it difficult to predict whether the favorable results that we observed in such studies will be repeated in larger and more advanced clinical trials.  The sample size for later stage clinical trials, including for the SOL-1 and SOL-R trial, are determined based on certain assumptions regarding the efficacy of the product candidate under evaluation. Even if a product candidate, such as AXPAXLI, is an effective treatment, a clinical trial may not meet its primary efficacy endpoint if the assumptions used to determine the trial sample size were not correct and therefore the trial is not adequately powered. In addition, as product candidates advance in development, the number of clinical trial sites and investigators taking part in the trial will increase, particularly as product candidates enter pivotal studies. New clinical sites or investigators who were not part of prior trials are likely to be unfamiliar with our protocols and product candidates and may introduce increased variability in product candidate administration and subject care throughout the trial. Some of our clinical trials also were conducted with different formulations than those that we are currently evaluating. For example, we are using a single optimized dose of AXPAXLI with a drug load of 450 µg of a more soluble form of axitinib in our SOL-1 and SOL-R trials, which is different than the formulation and dosage used in prior clinical trials for AXPAXLI, and intend to use the same formulation being used in the SOL-1 and SOL-R trials in future clinical trials of AXPAXLI. As we have not evaluated this formulation in earlier trials, it may not demonstrate the efficacy or safety profile that we anticipate.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.  The protocols for our clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States. The FDA is not obligated to comment on our trial protocols, however, within any specified time-period or at all or to affirmatively clear or approve our planned pivotal clinical trials. Subject to a waiting period of 30 days for the initial IND submission, we could choose to initiate any clinical trial in the United States, including a pivotal clinical trial, without waiting for any additional period for comments from the FDA. Although the FDA may implicitly clear our clinical trial protocols or may provide comments regarding our development plans as part of a Special Protocol Assessment, or SPA, agreement or other request for formal feedback, final determinations for marketing application approval are made after a complete review of a marketing application and are based on the entirety of the data in the new drug application. We are conducting our SOL-1 trial under an SPA agreement, as amended, agreed to by the FDA. An SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of the overall protocol design for a clinical trial intended to support a future marketing application, but it does not indicate FDA concurrence on every protocol detail. If we determine to deviate from the terms of the SPA agreement without the FDA’s concurrence, or if the FDA determines that we have deviated from the terms of the SPA agreement, the SPA agreement could be invalidated. Moreover, the FDA retains significant discretion in interpreting the terms of an SPA agreement and the data and results from any trial that is the subject of an SPA agreement. An SPA agreement does not ensure the receipt of marketing approval by the FDA or other regulatory authorities, even if the clinical trial subject to the SPA agreement is successful or meets its primary endpoint, or that the approval process will be faster than conventional procedures.

We have devoted a significant portion of our financial resources and business efforts to the development of DEXTENZA and our product candidates.  We are currently investing substantial resources to advance the development of AXPAXLI for the treatment of wet AMD. We currently have several ongoing clinical trials, including our SOL-1 and SOL-R trials, and our Phase 2 clinical trial of PAXTRAVA. We also continue to wind down our post-trial monitoring and surveillance obligations in the HELIOS trial, our Phase 1 clinical trial of AXPAXLI for the treatment of NPDR.

We have, however, experienced the uncertainty of clinical trials in our own development programs. In our Phase 2 clinical trial for our former product candidate OTX-CSI for the treatment of dry eye disease, for example, OTX-CSI did not meet the primary endpoint of the clinical trial. The trial was designed to evaluate safety, tolerability, durability, and efficacy of two different formulations of OTX-CSI by measuring signs and symptoms of dry eye disease in 140 subjects treated in both eyes over approximately 16 weeks (a 12-week study period, with an additional 4-week safety follow-up). The four groups evaluated in this study were: OTX-CSI for a shorter duration, OTX-CSI for a longer duration, vehicle insert for a longer duration and vehicle insert for a very short duration. The study did not show separation between the OTX-CSI treated subjects (both formulations) and the vehicle treated subjects (both formulations) for the primary endpoint of increased tear production at 12 weeks as measured by the Schirmer’s Test.

If clinical trials of AXPAXLI or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce clear or favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether our product candidates will receive marketing approval or reach successful commercialization. Our ability to generate product revenues sufficient to achieve profitability will depend heavily on our development and commercialization of products with significant market potential.

If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of AXPAXLI or our other product candidates could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize AXPAXLI or our other product candidates, including:

●	clinical trials of AXPAXLI or our other product candidates may produce negative or inconclusive results, in particular if investigator physicians do not follow the clinical trial protocol, including utilizing appropriate masking and rescue procedures for both the SOL-1 and SOL-R trial, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of subjects required for clinical trials of AXPAXLI or our other product candidates may be larger than we anticipate, in particular to establish clinically meaningful efficacy endpoints to a degree of statistical significance or to satisfy minimum FDA safety standards for AXPAXLI, including for repeat dosing;
●	enrollment and randomization in clinical trials for AXPAXLI may be slower than we anticipate on account of clinical trial sites’ inability to locate subjects meeting the eligibility criteria or competition at clinical trial sites for subjects who might otherwise be eligible to participate in other ongoing clinical trials sponsored by third-parties or from other clinical trials sponsored by third parties in other retinal disease areas, or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their obligations to us in a timely manner, or at all;
●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	we may decide, or regulators or institutional review boards may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of AXPAXLI or our other product candidates may be greater than we anticipate; and

●	the supply or quality of AXPAXLI or our other product candidates or other materials necessary to conduct clinical trials of AXPAXLI or our other product candidates may be insufficient or inadequate.

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

The FDA may also require that New Drug Application, or NDA, submissions for our product candidates include pediatric data. Under the Pediatric Research Equity Act, or PREA, an NDA, a biological licensing application, or BLA, or supplement to an NDA or BLA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

If we are required to conduct additional clinical trials or other testing of AXPAXLI or our other product candidates beyond those that we currently contemplate, such as the FDA’s requirement that we provide pediatric data for DEXTENZA for the treatment of post-surgical ocular inflammation and pain following cataract surgery prior and for the treatment of ocular itching associated with allergic conjunctivitis in connection with the approval of our NDA for DEXTENZA for those indications, if we are unable to successfully complete clinical trials of AXPAXLI or our other product candidates or other testing, if the results of these trials or tests are not favorable or are only modestly favorable or if there are safety concerns, we may:

●	be delayed in obtaining or unable to obtain marketing approval for AXPAXLI or our other product candidates;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to additional post-marketing testing requirements; or
●	have the product removed from the market after obtaining marketing approval.

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

If we experience delays or difficulties in the enrollment and randomization of subjects in clinical trials of AXPAXLI or our other product candidates, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or to continue clinical trials for AXPAXLI or our other product candidates, or other product candidates that we might develop, if we are unable to locate, enroll and randomize a sufficient number of eligible subjects to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States.  Although there is a significant prevalence of disease in the areas of ophthalmology in which we are focused, we may nonetheless experience unanticipated difficulty with subject enrollment and randomization.  For example, in the third quarter of 2017, we initiated a Phase 1 clinical trial of PAXTRAVA outside the United States.  After several months, after not enrolling any subjects, we closed this trial in the second quarter of 2018. Additionally, we intended to initiate our Phase 1 clinical trial of AXPAXLI outside the United States in 2018, but delays in enrollment prevented us from dosing subjects until the first quarter of 2019.

A variety of factors affect subject enrollment and randomization of clinical trials, including:

●	the prevalence and severity of the ophthalmic disease or condition under investigation;
●	the design and eligibility criteria for the study in question;
●	the perceived risks and benefits of the product candidate under study;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the proximity and availability of clinical trial sites for prospective subjects;
●	actual or threatened public health emergencies or outbreaks of disease (including, for example, the COVID-19 pandemic);
●	the conduct of clinical trials by competitors for product candidates that treat the same indications as our product candidates or other indications that are treated by the same physicians who participate in our clinical trials; and
●	the lack of adequate compensation for prospective clinical trial sites or subjects.

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each phase 3 clinical trial or any other "pivotal study" of a new drug product. These plans are meant to encourage enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for diversity action plans. Unlike most guidance documents issued by the FDA, the diversity action plan guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website.  This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development. If we are not able to adhere to these new requirements, to the extent they are adopted, our ability to conduct clinical trials may be delayed or halted.

Similarly, the regulatory landscape related to clinical trials in the European Union recently evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. If we are not able to fulfill these new requirements, our ability to conduct clinical trials may be delayed or halted.

Delays can be more pronounced with later-stage clinical trials because they tend to be larger than early-stage trials. For example, enrollment in our Phase 3 clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery, to fulfill FDA post-approval regulatory requirements, proceeded more slowly than we had anticipated due to the relative scarcity of pediatric cataract surgical subjects. In addition, we may experience delays in enrollment and randomization due to the design of our trials. For example, to qualify for randomization in the SOL-R trial, participants will only be eligible for randomization if they receive five aflibercept injections and have no significant retinal fluid fluctuations, in addition to satisfying other criteria.

Our inability to enroll and randomize a sufficient number of subjects in any of our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals.  Enrollment and randomization delays in our clinical trials may result in increased development costs for our product candidates, which could cause the value of our common stock to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of AXPAXLI or any other product candidates, we may need to abandon or limit our development of such product candidates.

If AXPAXLI or any of our other product candidates are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

Many compounds that initially showed promise in clinical or early-stage testing for treating ophthalmic disease have later been found to cause side effects that prevented further development or successful commercialization of the compound.  As the number of subjects exposed to a product candidate or approved product increases, new safety signals undetectable in smaller patient populations may become apparent. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment.

We may not be successful in our efforts to develop additional products and product candidates based on our proprietary bioresorbable hydrogel-based formulation technology ELUTYX.

We are currently directing all of our development efforts towards applying our proprietary, bioresorbable hydrogel-based formulation technology ELUTYX to products and product candidates that are designed to provide local programmed-release hydrogel-based therapeutic agents to the eye. We have product candidates at mid and late stages of development based on ELUTYX and we may in the future explore the potential use of ELUTYX for other ophthalmic diseases and conditions.

AXPAXLI and any other product candidates that we may develop based on ELUTYX may not be suitable for continued preclinical or clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.  If we do not successfully develop and commercialize products and product candidates that are based on ELUTYX beyond DEXTENZA, we will not be able to obtain substantial product revenues in future periods.

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

We are currently prioritizing the advancement of AXPAXLI through Phase 3 clinical development for the treatment of wet AMD. We also intend to meet with the FDA in the first half of 2025 to discuss the design of a potential registrational clinical program for AXPAXLI for the treatment of NPDR and DME and then evaluate our next steps. We are also focused on the continued commercialization of DEXTENZA and are determining our next steps for PAXTRAVA for the treatment of OAG or OHT. Although we believe our prioritization of resources is currently the best use of our resources, we may not be correct.

We have conducted, and may in the future conduct, clinical trials for AXPAXLI and our other product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. We are currently conducting the SOL-1 and SOL-R trials both inside and outside of the United States. We have often conducted our initial and earlier-stage clinical trials for our product candidates outside the United States, including our Phase 1 clinical trial for our product candidate AXPAXLI for the treatment of wet AMD in Australia.

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

Risks Related to Commercialization

We depend heavily on the success of DEXTENZA and any of our product candidates for which we may obtain marketing approval, including AXPAXLI. If we fail to commercialize these products successfully, our ability to generate significant product revenues and our business would be materially harmed.

The commercial success of DEXTENZA and any of our product candidates for which we may obtain marketing approval, including AXPAXLI, will depend on many factors, including the following:

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

Even though DEXTENZA has received marketing approval from the FDA and even if AXPAXLI or any of our other product candidates receives marketing approval, these products may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for these products may be smaller than we estimate.

DEXTENZA or any of our product candidates that may receive marketing approval, including AXPAXLI, may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community.  We commercially launched DEXTENZA for the treatment of post-surgical ocular inflammation and pain in July 2019, and DEXTENZA for the treatment of ocular itching associated with allergic conjunctivitis in the first quarter of 2022, and we cannot yet accurately predict the extent to which DEXTENZA will gain broad market acceptance and become commercially successful, if at all.

The degree of market acceptance of any of our products, or any product candidate for which we may obtain marketing approval, will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments;
●	our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;
●	the clinical indications for which the product is approved;
●	the convenience and ease of administration compared to alternative treatments, including the retention rate for our intracanalicular insert product;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of our marketing and distribution support;
●	timing of market introduction of competitive products;
●	the availability of third-party coverage and adequate reimbursement;

●	the prevalence and severity of any side effects; and
●	any restrictions on the use of our products together with other medications.

For example, we commercially launched ReSure Sealant, a topical liquid hydrogel that creates a temporary, adherent, soft and lubricious sealant to prevent post-surgical leakage from clear corneal incisions that are made during cataract surgery, in the United States in 2014. ReSure Sealant was only used in a minority of cataract surgeries, and we only received limited revenues from this product. In 2021, we suspended the production of ReSure Sealant. Furthermore, because we have not conducted any clinical trials to date comparing the effectiveness of DEXTENZA directly to currently approved alternative treatments for post-surgical ocular inflammation and pain following cataract surgery or ocular itching associated with allergic conjunctivitis, market acceptance of DEXTENZA could be less than if we had conducted such trials, and we may not be able to achieve the market share we anticipate.

Our assessment of the potential market opportunity for DEXTENZA and our product candidates, including AXPAXLI, is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties.  Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.  While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.  If the actual market for DEXTENZA or any of our product candidates, including AXPAXLI, is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, we may not be successful in commercializing DEXTENZA or any product candidates if and when they are approved, including AXPAXLI.

We have limited experience in the sale, marketing and distribution of drug and device products.  To achieve commercial success for DEXTENZA and any product candidate for which we obtain marketing approval, including AXPAXLI, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We have built our own highly targeted, key account sales force for DEXTENZA that has focused primarily on ambulatory surgical centers, or ASCs, responsible for the largest volumes of cataract surgery.

We believe that certain of our product candidates, if they are successfully developed and obtain marketing approval, would be used in ophthalmologists’ offices, similar to DEXTENZA for the treatment of allergic conjunctivitis. We believe the office setting offers a unique set of potential challenges. If we do not succeed in adapting our marketing efforts to include the office setting, our ability to commercialize DEXTENZA or AXPAXLI, if approved, to its fullest potential or any future product candidates used in the office setting would be adversely affected.

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

If we do not establish and maintain sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing DEXTENZA or any of our product candidates, including AXPAXLI.

We are dependent upon a small number of specialty distributors and in-market customers for a significant portion of our DEXTENZA revenue, and the loss of or significant reduction in sales to these customers would adversely affect our results of operations.

We sell DEXTENZA in the United States primarily to a small number of specialty distributors, or SDs. These customers then subsequently resell DEXTENZA to ASCs, hospital outpatient departments, or HOPDs, and physicians’ offices, which we refer to as in-market customers when purchasing through the SD channel. We also sell DEXTENZA directly to a small population of ASCs and physicians’ offices, which we refer to as direct customers when purchasing through the direct sales channel. We are heavily dependent on a small number of SDs for our sales of DEXTENZA. For example, for the years ended December 31, 2024, 2023 and 2022, three SDs accounted for a combined percentage of our total revenue of 77%, 85%, and 86%, respectively. We also experience significant concentration of sales at the in-market customer level. For example, for the years ended December 31, 2024, 2023 and 2022, one in-market customer accounted for approximately 18%, 19%, and 3% of our gross sales of DEXTENZA before adjustments, respectively. A loss of a significant SD, direct customer, or in-market customer may result in a significant reduction in sales of DEXTENZA and would adversely affect our results of operations. We expect the significant SD concentration, as well as the significant concentration at the in-market customer level, to continue for the foreseeable future and a similar dynamic may develop for any future products we may commercialize, including AXPAXLI if approved.

Our ability to generate and grow sales for DEXTENZA and any other product we may commercialize, including AXPAXLI if approved, will depend, in part, on the extent to which our SDs are able to provide adequate distribution of these products, as well as the continued demand for DEXTENZA from our most significant in-market customers and direct customers. Although we believe we can find additional SDs, if necessary, and continue to broaden our base of direct customers, our revenue during any period of disruption of sales could suffer and we might incur additional costs. In addition, our SDs are responsible for a significant portion of our accounts receivables, net, balances. For example, as of December 31, 2024 and 2023, three SDs accounted for 82% and 89% of our accounts receivables, net, balances, respectively. The loss of any significant SD or direct customer, or the loss of a significant in-market customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the product we have sold to them could adversely affect our results of operations. Sales of DEXTENZA and any other product we may commercialize, including AXPAXLI if approved, may also be adversely impacted by vertical integration of private payor healthcare and insurance programs, health maintenance organizations, and pharmacy benefit managers, or further consolidation among the healthcare providers served or operated by our SDs if, for example, one or more consolidated groups of healthcare providers determines not to use, or decides to switch from, such marketed product in favor of a competing product.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug and device products is highly competitive.  We face competition with respect to our products and product candidates and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Other companies have advanced into Phase 3 clinical development biodegradable, programmed-release drug delivery product candidates that could compete with our products and product candidates, including EyePoint Pharmaceuticals which initiated two Phase 3 trials of their product candidate DURAVYU for the treatment of wet AMD in 2024 and 4DMT which has announced plans to initiate two Phase 3 trials of their product candidate 4D-150 during 2025. Regeneron has also developed a treatment for wet AMD that requires re-dosing in up to 16-week intervals, marketed in the United States under the brand name Eylea HD. Multiple companies are in early-stage development to explore alternative means to deliver anti-VEGF (anti-vascular endothelial growth factors) tyrosine kinase inhibitors, or TKI, products in an extended-delivery fashion to the back of the eye.  In addition, other companies are evaluating novel mechanisms of action for retinal diseases.

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

DEXTENZA and any product candidates for which we may obtain marketing approval, including AXPAXLI, may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to commercialize DEXTENZA or any product candidates that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations.  Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.  A primary trend in the U.S. healthcare industry and elsewhere is cost containment.  Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications.  Increasingly, third-party payors are requiring that drug and device companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.  Coverage and reimbursement may not be available for DEXTENZA or any other product that we may commercialize after obtaining marketing approval, including AXPAXLI. Even if coverage and reimbursement are available, the level of reimbursement may not be satisfactory.

Inadequate reimbursement may adversely affect the demand for, or the price of, DEXTENZA or any product candidate, including AXPAXLI, for which we obtain marketing approval.  Obtaining and maintaining adequate reimbursement for our products may be difficult.  We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies.  If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize DEXTENZA or any product candidates for which we may obtain marketing approval, including AXPAXLI.

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

DEXTENZA or any product candidate for which we may obtain marketing approval in the United States or in other countries, including AXPAXLI, may not be considered medically reasonable and necessary for a specific indication, may not be considered cost-effective by third-party payors, coverage and an adequate level of reimbursement may not be available, and reimbursement policies of third-party payors may adversely affect our ability to sell our products and product candidates profitably.  DEXTENZA, for example, is currently considered a post-surgical product, in the same fashion as eye drops. However, if DEXTENZA were instead categorized as an intra-operative product, it would not be subject to separate reimbursement in ASCs and hospital out-patient departments, or HOPDs, which could limit its market acceptance.

CMS evaluates the eligibility of products such as DEXTENZA for separate payment annually, and there can be no assurance that CMS will not change the criteria applicable to non-opioid pain management drugs for 2025 or beyond. If DEXTENZA is no longer eligible for reimbursement separately from ophthalmic surgery in the ASC setting, due to the loss of pass-through status or otherwise, our net product revenues, which currently consist primarily of DEXTENZA sales in reliance on separate reimbursement through pass-through status, would decline significantly, and our ability to generate revenues from future sales of DEXTENZA for the treatment of post-surgical ocular inflammation and pain would be adversely affected.

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

There are no assurances that we will be successful in maintaining reimbursement for DEXTENZA or of obtaining or maintaining reimbursement for any products or product candidates for which we might receive marketing approval in the future, including AXPAXLI.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we develop.

We face an inherent risk of product liability exposure related to the use of our product candidates that we develop in human clinical trials, including AXPAXLI. We face an even greater risk for any products we develop and commercially sell or have sold, including DEXTENZA and ReSure Sealant. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities.  Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold product liability insurance coverage; however these policies may not be adequate to cover all liabilities that we may incur and we may need to increase our insurance coverage as we expand our clinical trials of AXPAXLI and our sales of DEXTENZA and any product candidates for which we may obtain marketing approval. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Manufacturing

If one of our manufacturing facilities is damaged or destroyed or production at any facility is otherwise interrupted, our business and prospects would be negatively affected.

We manufacture devices and drug products for use in our clinical trials for our product candidates, including AXPAXLI, in a single-site facility, and we manufacture devices and drug products for DEXTENZA in a separate single-site facility. If one of our manufacturing facilities or the equipment in it is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all.  In the event of a temporary or protracted loss of a facility or equipment, we might not be able to transfer manufacturing to another facility or to a third party. Even if we could transfer our manufacturing to another facility or a third party, the shift would likely be expensive and time-consuming, particularly since any new facility would need to comply with the necessary regulatory requirements and to be inspected and qualified. We would also need FDA approval before any products manufactured at that facility could be used for commercial supply. In the case of any disruption in our manufacturing operations at a facility, we may not have sufficient quantities of our product candidates to meet our clinical trial requirements or of our product inventory to meet our commercial requirements. Such an event could delay our clinical trials or, particularly because we have sought to adopt just-in-time manufacturing practices and maintain limited commercial product inventory with our distributors, reduce our product sales.

Currently, we maintain insurance coverage against damage to our property and equipment and to cover business interruption and research and development restoration expenses.  However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer.  We may be unable to meet our requirements for DEXTENZA or any of our product candidates, including AXPAXLI, if there were a catastrophic event or failure of our current manufacturing facilities or processes.

We will need to upgrade and expand our manufacturing facilities or relocate to another facility and to augment our manufacturing personnel and processes in order to meet our business plans. If we fail to do so, we may not have sufficient quantities of our products or product candidates to meet our commercial and clinical trial requirements.

In order to meet our business plan, which contemplates our scaling up of our manufacturing processes to support the development and potential commercialization of our current and future product candidates, including AXPAXLI, and maintain the manufacturing capacity necessary to support the commercialization of DEXTENZA, we will need to upgrade and expand our existing manufacturing facilities, or relocate to one or more other manufacturing facilities; add manufacturing, quality and support personnel; ensure that new processes, systems, and facilities are qualified and validated; and ensure that any new processes and systems are consistently implemented in our facility or facilities.  The upgrade and expansion of our facilities, or our relocation to one or more alternate facilities, will require additional regulatory approvals including FDA audits of such new processes, systems, and facilities.  In addition, it will be costly and time-consuming to expand our facilities or relocate and recruit necessary additional personnel.  If we are unable to expand our manufacturing facilities or relocate in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates and meeting customer demand for our products, which could materially damage our business and financial position.

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

We currently rely on third parties for some aspects of the production of DEXTENZA and our product candidates, including AXPAXLI, for commercialization and preclinical testing and clinical trials.  While we expect that our existing manufacturing facilities, or any expansions of our existing facilities or additional facilities that we might build, will be sufficient to meet our requirements for manufacturing DEXTENZA and any of our product candidates for which we may obtain marketing approval, including AXPAXLI, we may in the future need to rely on third-party manufacturers for some aspects of the manufacture of our products or product candidates.

We also depend on single-source suppliers for certain materials used in the manufacturing of our products and product candidates, including our supply of polyethylene glycol, or PEG, the molecule that forms the basis of our hydrogels, and other raw materials of our products and product candidates and for sterilization and packaging of the finished product. We do not have any long-term supply agreements in place for the clinical or commercial supply of any drug substances or raw materials for DEXTENZA or any of our product candidates, including AXPAXLI. We purchase drug substance and raw materials, including the chemical constituents for our hydrogel, from independent suppliers on a purchase order basis. We cannot ensure that our suppliers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials and other components used in the manufacturing of our products and product candidates could expose us to several risks, including disruptions in supply, price increases or late deliveries. Any performance failure or refusal to supply drug substance or raw materials on the part of our existing or future suppliers could delay clinical development, marketing approval or commercialization of our products. If our current suppliers do not perform as we expect, we may be required to replace one or more of these suppliers. Establishing additional or replacement suppliers could take a substantial amount of time, and it may be difficult to establish replacement suppliers who meet our quality standards and applicable regulatory requirements. For example, we depend on a sole source supplier for the supply of our PEG.  This sole source supplier may be unwilling or unable to supply PEG to us reliably, continuously and at the levels we anticipate or are required by the market.  Although we believe that there are a number of potential long-term replacements to our suppliers, including our PEG supplier, we may incur added costs and delays in identifying and qualifying any such replacements.

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

Risks Related to Our Dependence on Third Parties

We have entered into collaborations with third parties to develop certain product candidates, and in the future we may enter into additional collaborations for the development or commercialization of our product candidates. We may also enter into collaboration, distribution or marketing arrangements for the commercialization of DEXTENZA or any product candidates for which we may obtain marketing approval, including AXPAXLI. If our collaborations are not successful, we may not be able to capitalize on the market potential of these products or product candidates.

We have in the past entered into collaboration agreements with third parties, including our collaboration with AffaMed, and expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize DEXTENZA, or any of our product candidates, including AXPAXLI, for which we may obtain marketing approval in markets outside the United States.  We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for such products or if we determine that such third-party arrangements are otherwise beneficial. We also may seek additional third-party collaborators for development and commercialization of product candidates, including AXPAXLI and PAXTRAVA. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.  Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Additionally, if a collaborator terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be harmed.

If we are not able to establish additional collaborations, we may have to alter our development and commercialization plans and our business could be adversely affected.

For some of our product candidates, we may decide to collaborate with pharmaceutical, biotechnology and medical device companies for the development and commercialization of one or more of our product candidates, such as our collaboration with AffaMed for the development and commercialization of DEXTENZA and PAXTRAVA in specified territories in Asia. We face significant competition in seeking appropriate collaborators.  Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.  Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to subjects, the potential of competing products, and industry and market conditions generally.  The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.  We may also be restricted under current or future license and collaboration agreements from entering into agreements on certain terms with potential collaborators.   In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.  If we are unable to reach agreements with suitable collaborators on a timely basis and on acceptable terms, we may have to curtail the development of a product candidate, reduce or delay one or more development programs, or limit potential commercialization activities. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all.  If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform.

Although the majority of our clinical development is administered and managed by our own employees, we have relied, and may continue to rely, on third parties for certain aspects of our clinical development, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

Our employees have administered and managed most of our clinical development work to date.  However, we also utilize third parties, such as CROs, to conduct clinical trials of certain of our product candidates, including AXPAXLI for the treatment of wet AMD, NPDR, and DME and PAXTRAVA for the treatment of OAG or OHT, and we may continue to do so.  If we deem necessary, we may engage additional third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct or assist in our clinical trials or other clinical development work.  If we are unable to enter into an agreement with a CRO or other service provider when required, our product development activities could be delayed.

Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities.  For example, we remain responsible for ensuring that each of our clinical trials, including the SOL-1 and the SOL-R trials, is conducted in accordance with the general investigational plan and protocols for the trial.  Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected, even if a third party is administering certain activities.  For example, in May 2020, we disclosed the receipt of interim data regarding our Phase 1 clinical trial of AXPAXLI, in Australia, for the treatment of wet AMD and other retinal diseases. We discovered, however, that our disclosures did not include complete information when we became aware in July 2020 that a clinical trial site had not entered certain data concerning these subjects into the clinical trial database in a timely manner. If we engage third parties and they do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

Our success depends in large part on our and our licensor’s ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products.  We and our licensor have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies, products and product candidates.  Our licensed and owned patent portfolio that we believe is integral to our business includes patents with terms that extend from 2025 to 2041. Given the amount of time required for the development, testing and regulatory review of new product candidates, we may have a reduced patent exclusivity period upon approval.  The patent prosecution process is expensive and time-consuming, and we may not have filed or prosecuted and may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we have failed, or may in the future fail, to identify patentable aspects of our research and development efforts before it is too late to obtain patent protection.

In some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to enforce or maintain the patents, covering technology that we license from third parties.  In particular, the license agreement that we have entered into with Incept LLC, or Incept, an intellectual property holding company, which covers a significant portion of the patent rights and the technology for DEXTENZA, ReSure Sealant and our product candidates, including AXPAXLI, provides that, with limited exceptions, Incept has sole control and responsibility for ongoing prosecution for  certain  patents covered by the license agreement.  In addition, although we have a right under the Incept license to bring suit against third parties who infringe such licensed patents in our fields, other Incept licensees may also have the right to enforce these patents in their own respective fields without our oversight or control.  Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest.  For example, three of our licensed patents related to ReSure Sealant were invalidated and rendered unenforceable following their assertion by Integra LifeSciences Holdings Corporation, another licensee of Incept. We also have no right to control the defense of such licensed patents if their validity or scope is challenged before the U.S. Patent and Trademark Office, or USPTO, or other patent office or tribunal.  In such instances, we would be required to rely on our licensor to defend such challenges, and our licensor may not do so in a way that would best protect our interests.  Therefore, certain of our licensed patents and applications may not be prosecuted, enforced, defended or maintained in a manner consistent with the best interests of our business.  If Incept fails to prosecute, enforce or maintain such patents, or loses rights to those patents, our licensed patent portfolio may be reduced or eliminated.

The patent position of pharmaceutical, biotechnology and medical device companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.  As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights, including our licensed patent rights, are highly uncertain.  Our and our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products

Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all.  Therefore, we cannot know with certainty whether we or our licensor were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.  Databases for patents and publications, and methods for searching them, are inherently limited so it is not practical to review and know the full scope of all issued and pending patent applications.  As a result, the issuance, scope, validity, enforceability and commercial value of our licensed and owned patent rights are uncertain.  Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products.  Moreover, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.  The Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to United States patent law.  These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation.  The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013.  The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention.  Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.  However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.  For example, the Leahy-Smith Act provides an administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, that provides a venue for companies to challenge the validity of competitor patents at a cost that is much lower than district court litigation and on timelines that are much faster.  Although it is not clear what, if any, long term impact the PTAB proceedings will have on the operation of our business, the results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims.  The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could therefore increase the likelihood that our own licensed and owned patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.  Moreover, if such challenges occur, as indicated above, we have no right to control the defense of our licensed portfolio.  Instead, we would rely on our licensor to consider our suggestions and to defend such challenges, with the possibility that it may not do so in a way that best protects our interests.

We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in other contested proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others.  An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.  In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products.

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

The activities associated with the development and commercialization of our products and product candidates, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only received approval to market DEXTENZA and ReSure Sealant for specified indications in the United States. We have not received approval to market DEXTENZA or ReSure Sealant in any jurisdiction outside the United States or to market any of our product candidates anywhere If we are unable to obtain a CE Certificate of Conformity for any of our products or product candidates for which we seek European regulatory approval, we will be prohibited from commercializing such product or products in the European Union and other places which require the CE Certificate of Conformity. In such a case, the potential market to commercialize our products may be significantly smaller than we currently estimate.

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

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-

abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, or PIE Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the of the Federal Food, Drug, and Cosmetic Act, or the FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

Similar restrictions apply to the approval of our products in the European Union. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the European Union. and are also subject to EU Member State laws. The failure to comply with these and other requirements of the European Union can also lead to significant penalties and sanctions.

Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws. Failure to comply with regulatory requirements, may yield various results, including:

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the CARES Act

The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used. Under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of pharmaceuticals under Medicare and Medicaid, and reform government program reimbursement methodologies for products

In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada.  North Dakota  and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026.  On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025.  While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.  The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure (“IRP”) will apply, which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EU/European Economic Area (“EEA”) member states for approvals in the European Union centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Similar laws and regulations have been approved, or are expected to be approved, in several jurisdictions beyond the European Union.

There are ongoing concerns about the ability of companies to transfer personal data from the European Union to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, or Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision has lead to increased scrutiny on data transfers from the European Union to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Following the CJEU decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework (“DPF”) in December 2022, and has now adopted an adequacy decision to permit data transfers from the European Union to the United States going forward. This development permits data transfers at this point under this framework and more broadly has made international data transfers more straightforward, but these provisions are being challenged in court. The recent election in the United States and the new administration may also impact whether the DPF remains an adequate data transfer framework. The continuing uncertainty around this issue may further impact our business operations in the European Union.

On June 23, 2016, the electorate in the United Kingdom. voted in favor of leaving the European Union, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the United Kingdom and whether personal information can transfer from the European Union to the U.K. Following the withdrawal of the U.K. from the European Union, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR. The U.K. government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the European Union to the United Kingdom, although this decision may be re-evaluated in the future. The United Kingdom and the United States also have agreed on a framework for personal data to be transferred between the United Kingdom and the United States, called the U.K.-U.S. Data Bridge. The U.K.-U.S. Data Bridge may be challenged in the future. Continuing uncertainty about these data transfers, including the possibility of future changes, may impact our business operations.

There are multiple privacy and data security laws that may impact our business activities in the United States. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Any clinical trials we conduct will be regulated by Subpart A of 45 CFR 46, also known as the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. Moreover, new laws and regulations governing privacy and security may be adopted in the future as well.

In addition to potential enforcement by the HHS, we could also be potentially subject to privacy enforcement from the Federal Trade Commission (the “FTC”). The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive US data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

New laws also are being considered at the state level. For example, the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the CCPA does currently exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects, known as the Common Rule. The CCPA also has been amended through a recent referendum in California that creates additional obligations beginning in 2023. In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA. These laws are either in effect or will go into effect over the next few years. Like the CCPA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering, such legislation in 2025. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

If and as we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate.  The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business.  The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

We remain highly dependent on the research and development, clinical and business development expertise of our principal members of our management, scientific and clinical team, including Pravin Dugel, M.D., our Executive Chairman, President and Chief Executive Officer. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.

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

Our stock price has been, and in the future may be, volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	results of clinical trials of our product candidates, including AXPAXLI, and the product candidates of our competitors;
●	our success in commercializing DEXTENZA and any product candidates for which we may obtain marketing approval, including AXPAXLI;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key scientific or management personnel;
●	the results of our efforts and the efforts of our current and future collaborators to discover, develop, acquire or in-license and out-license additional products, product candidates or technologies for the treatment of ophthalmic diseases or conditions, the costs of commercializing any such products and the costs of development of any such product candidates or technologies and any potential dilution to our shareholders as a result of these efforts;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the ability to secure third-party reimbursement for our products or product candidates;

●	market conditions in the pharmaceutical and biotechnology sectors; and
●	the other factors described in this “Risk Factors” section.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our Barings Credit Agreement and any future debt agreements that we may enter into, may preclude us from paying dividends without the lenders’ consent or at all. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 1C.	Cybersecurity

We have certain processes for identifying, assessing and managing cybersecurity risks, which are built into our overall risk management program and are designed to help protect our people, technology, products, information and operations from internal and external cyber threats and to protect the information of employees, customers, vendors, and other individuals, such as subjects enrolled in our clinical trials, from unauthorized access or attack, as well as secure our networks and systems. Our cybersecurity program is built upon, and we periodically assess our processes against, the National Institute of Standards and Technology, or NIST, Cybersecurity Framework Special Publication 800-53, and our incident response capabilities align with NIST 800-61, revision 2, or collectively, the NIST Framework. This does not imply that we meet any particular technical standards, specifications, or requirements of the NIST Framework, but rather only that we use these standards as a guide to help us mature our security posture in order to identify, assess, and manage cybersecurity risks relevant to our business. Our processes for identifying, assessing and managing cybersecurity risks include physical, procedural and technical safeguards, a cybersecurity incident response plan, regular tests on our systems, incident simulations and routine review of our policies and procedures to identify risks and improve our practices. We engage certain external parties, including information technology security firms, to assist us with the identification, verification, and validation of cybersecurity risks, and to support mitigation efforts if necessary. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

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

Our management team is responsible for day-to-day assessment and management of cybersecurity risks. On our management team, our Chief Financial Officer and Chief Operating Officer, or CFO and COO, leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees, customers, vendors and other individuals to address cybersecurity risks. Our CFO and COO has more than ten years of experience managing information technology teams of operating companies in the biotechnology industry. Our CFO and COO leads a cross-functional Cybersecurity Committee, consisting of executive-level leaders and other management-level individuals with the requisite skills and education, including our Executive Director IT and Cybersecurity, that assists the CFO and COO with carrying out these duties. The Executive Director IT and Cybersecurity has over ten years of offensive and defensive cybersecurity experience with departments of the U.S. government, international alliances and small to large biopharmaceutical companies. Collectively, the members of our Cybersecurity Committee have notable experience in managing information security, possess the education and skills to fulfill these duties, and attend periodic trainings as necessary.

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

Our facilities consist of leased office space, laboratory space and manufacturing facilities in Bedford, Massachusetts. We occupy approximately 91,000 square feet of space. The lease for approximately 71,000 square feet of this space expires in July 2027, and the lease for approximately 20,000 square feet of this space, which includes our manufacturing facility, expires in July 2028. We believe our current facilities are suitable and adequate to meet our current needs.

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

Holders

As of February 27, 2025, there were approximately 10 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing credit facility preclude us from paying cash dividends without the consent of our lenders.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2025 Annual Meeting of Stockholders and is incorporated by reference herein.

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2024 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. [Reserved.]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our Company

We are a biopharmaceutical company committed to redefining the retina experience. AXPAXLI (axitinib intravitreal hydrogel, also known as OTX-TKI), our product candidate for retinal disease, is based on our proprietary ELUTYX bioresorbable hydrogel-based formulation technology. AXPAXLI is currently in two repeat-dosing Phase 3 clinical trials for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 and the SOL-R trials. We have also completed a Phase 1 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS trial. We intend to meet with the U.S. Food and Drug Administration, or FDA, in the first half of 2025 to discuss the design of a potential registrational clinical program for AXPAXLI for the treatment of NPDR and diabetic macular edema, or DME, and then evaluate our next steps.

We also leverage the ELUTYX technology in our commercial product DEXTENZA, an FDA-approved corticosteroid for the treatment of ocular inflammation and pain following ophthalmic surgery and for the treatment of ocular itching associated with allergic conjunctivitis, and our product candidate PAXTRAVA (travoprost intracameral hydrogel also known as OTX-TIC), which is currently in a Phase 2 clinical trial for the treatment of open-angle glaucoma, or OAG, or ocular hypertension, or OHT.

Key Business and Financial Developments

AXPAXLI for the treatment of wet AMD

In December 2024, the SOL-1 trial, our first registrational Phase 3 clinical trial of AXPAXLI for the treatment of wet AMD, completed randomization of more than 300 evaluable treatment-naïve subjects with a diagnosis of wet AMD in the study eye.

On January 14, 2025, we announced that, as of January 10, 2025, we had enrolled 311 subjects across various stages of loading and randomization in the SOL-R trial, our repeat-dosing registrational Phase 3 clinical trial of AXPAXLI for the treatment of wet AMD.

On February 24, 2025, we received an agreement letter regarding a second modification of our Special Protocol Assessment, or SPA, agreement for our SOL-1 trial from the FDA that allows us to add a repeat dose of AXPAXLI at each of Week 52 and Week 76 for the AXPAXLI arm to generate the required safety data for subjects re-dosed with AXPAXLI through Week 104 to support long-term dosing. As of March 3, 2025, subject retention in the SOL-1 trial has been exceptional, and the vast majority of supplemental treatments, reviewed on a masked basis, have been in accordance with pre-specified criteria under the trial protocol. Because the inclusion of re-dosing requires all data to be masked until Week 52, we now expect topline results for SOL-1 to be available in the first quarter of 2026. The optimized design of the SOL-1 trial enhances the potential for a 6 - 12 month dosing label for AXPAXLI for the treatment of wet AMD and also provides insights into the long-term durability of AXPAXLI.

We previously intended to randomize 825 subjects in the SOL-R trial. The inclusion of re-dosing in the SOL-1 trial and the exceptional subject retention to date in the SOl-1 trial allow us to reduce the SOL-R trial size to 555 subjects.

AXPAXLI for the treatment of NPDR and DME

We have completed the HELIOS trial of AXPAXLI for the treatment of NPDR. We intend to meet with the FDA in the first half of 2025 to discuss the design of a potential registrational clinical program for AXPAXLI for the treatment of NPDR and DME and then evaluate our next steps.

Commercial

Our net product revenue is generated from the sale of DEXTENZA to specialty distributors, or SDs, for resale to certain ambulatory surgery centers, or ASCs, certain hospital outpatient departments, or HOPDs, and certain physicians’ offices, and from the direct sale by us to ASCs and physicians’ offices. Our net product revenue was $63.5 million for the year ended December 31, 2024, reflecting an increase of $5.6 million or 9.7% over the year ended December 31, 2023.

Pursuant to 42 U.S.C. par. 1395 et seq., or the Medicare Statute, physician administered non-opioid pain medications will receive separate payment in both the ASC and HOPD settings of care effective as of January 1, 2025. The Medicare Statute allows for continued separate payment of DEXTENZA in the ASC setting for 2025, and it re-establishes the separate payment of DEXTENZA in the HOPD setting that was lost for 2024. Additionally, the Medicare Statute limits the separate payment for physician administered non-opioid pain medications. In November 2024, the Centers for Medicare & Medicaid Services, or CMS, released the final Medicare Physician Fee Schedule, or MPFS, for the calendar year 2025, which results in a marginal decrease in physician payments for DEXTENZA. Effective January 2025, a clinician’s cost for DEXTENZA is included in the cost performance category of CMS’ Merit-based Incentive Payment System, or MIPS. For eligible clinicians, CMS calculates the MIPS final score based on four performance categories, which is then used by CMS to determine the payment adjustment applied to the clinicians’ Medicare Part B claims, with clinicians that incur costs above or below national average spending being penalized or incentivized, respectively.

We believe that DEXTENZA is currently used in less than 5% of cataract procedures and that commercial growth may be driven by a continued focus on sales to ASCs, specifically corporate accounts that own and control multiple ASCs and HOPDs.

In June 2024, we submitted the data for our clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery to the FDA to fulfill a post-approval requirement of the FDA in connection with the FDA’s prior approval of DEXTENZA for the treatment of inflammation and pain following ophthalmic surgery in adults. We anticipate receiving the FDA’s decision on the pediatric labeling for DEXTENZA during the second quarter of 2025.

Reduction in Force

In May 2024, our board of directors approved a strategic reduction in force to eliminate 37 full-time employees, primarily in research and development and technical operations and representing approximately 13% of our workforce, as part of an initiative to prioritize our resources on the clinical development of AXPAXLI for the treatment of wet AMD, or the Strategic Restructuring. We completed the Strategic Restructuring, recorded the related restructuring charges of $1.6 million, resulting primarily from garden leaves and severance benefits, and paid all previously accrued restructuring charges in the year ended December 31, 2024.

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

Other Income (Expense)

Interest Expense. Interest expense is incurred on our debt. In August 2023, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility, or the Barings Credit Facility, in the aggregate principal amount of $82.5 million. For the year ended December 31, 2024, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal) and the Convertible Notes (through March 28, 2024, no outstanding principal thereafter). For the year ended December 31, 2023, our interest-bearing debt included the Barings Credit Facility (from August 2, 2023), the Convertible Notes, and our obligations under a credit and security agreement with MidCap Financial Trust, as administrative agent, and other lenders that we entered into in 2014, or, as amended, the MidCap Credit Agreement, establishing a credit facility, or the MidCap Credit Facility ($25.0 million outstanding principal through August 2, 2023, no outstanding principal thereafter).

Change in Fair Value of Derivative Liabilities. In August 2023, in connection with entering into the Barings Credit Agreement, we identified an embedded derivative liability, or the Royalty Fee Derivative Liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. In 2019, in connection with the issuance of our Convertible Notes, we identified an embedded derivative liability, or the Conversion Option Derivative Liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. The settlement of the Conversion Option Derivative Liability occurred on March 28, 2024. The changes in fair value of these derivative liabilities are recorded through the consolidated statement of operations and comprehensive loss and are presented under the caption “change in fair value of derivative liabilities”.

Gains and Losses from Debt Extinguishment. In March 2024, the holder of the Convertible Notes converted the Convertible Notes. In connection with the conversion, our obligations under the Convertible Notes extinguished, resulting in a non-cash loss on extinguishment. In August 2023, we amended the Convertible Notes and accounted for the amendment, or the Convertible Notes Amendment, as an extinguishment of debt in accordance with the guidance in Accounting Standards Codification Topic 470-50 Debt. Application of this accounting standard resulted in a non-cash gain on extinguishment. In August 2023, we also extinguished our obligations under the MidCap Credit Facility, resulting in a non-cash loss on extinguishment.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,			Increase (Decrease)
	2024	2023	2022	2024 - 2023	2023 - 2022

	(in thousands)
Revenue:
Product revenue, net	$63,461	$57,870	$50,457	$5,591	$7,413
Collaboration revenue	262	573	1,037	(311)	(464)
Total revenue, net	63,723	58,443	51,494	5,280	6,949
Costs and operating expenses:
Cost of product revenue	5,626	5,281	4,540	345	741
Research and development	127,635	61,055	53,462	66,580	7,593
Selling and marketing	41,590	40,549	39,922	1,041	627
General and administrative	60,653	33,940	32,224	26,713	1,716
Total costs and operating expenses	235,504	140,825	130,148	94,679	10,677
Loss from operations	(171,781)	(82,382)	(78,654)	(89,399)	(3,728)
Other income (expense):
Interest income	20,282	3,983	798	16,299	3,185
Interest expense	(13,577)	(11,338)	(7,022)	(2,239)	(4,316)
Change in fair value of derivative liabilities	(480)	(5,188)	13,841	4,708	(19,029)
Gains and losses on extinguishment of debt, net	(27,950)	14,190	—	(42,140)	14,190
Other expense, net	—	(1)	(1)	1	—
Total other income, net	(21,725)	1,646	7,616	(23,371)	(5,970)
Net loss	$(193,506)	$(80,736)	$(71,038)	$(112,770)	$(9,698)

Product Revenue, net

Our product revenue, net was $63.5 million and $57.9 million for the years ended December 31, 2024 and 2023, respectively, reflecting an increase of $5.6 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total gross-to-net provisions, or GTN Provisions, for the years ended December 31, 2024 and 2023 were 38.5% and 30.1%, respectively, of gross DEXTENZA product sales. We increased the wholesale acquisition cost, or WAC, for DEXTENZA effective April 2024 and again effective October 2024. Concurrently with the increases of the WAC, and additionally at other points in time in 2024, we also increased the off-invoice discount, or OID, for DEXTENZA as part of our overall pricing strategy. The OID amounts are generally determined at the time of resale by SDs or direct sales to ASCs or physicians’ offices by us. The GTN Provisions relative to gross DEXTENZA product sales increased as a result of the changes in the OID and are expected to increase with any additional anticipated OID increases, and we expect that GTN Provisions relative to gross DEXTENZA product sales will remain at this increased level, or might increase further, for 2025 and beyond.

Collaboration Revenue

We recognized $0.3 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of PAXTRAVA during the year ended December 31, 2024 compared to $0.6 million in the year ended December 31, 2023. We recognize collaboration revenue based on a cost-to-cost method.

Research and Development Expenses

	Year Ended
	December 31,			Increase (Decrease)
	2024	2023	2022	2024 - 2023	2023 - 2022

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for wet AMD	$57,507	$8,750	$5,296	$48,757	$3,454
AXPAXLI for NPDR	2,301	2,868	659	(567)	2,209
PAXTRAVA for OAG or OHT	2,331	3,600	2,835	(1,269)	765
DEXTENZA for post-surgical ocular inflammation and pain	2,115	2,224	1,649	(109)	575
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	499	837	328	(338)	509
OTX-CSI for treatment of dry eye disease	—	161	453	(161)	(292)
DEXTENZA for ocular itching associated with allergic conjunctivitis	—	—	21	—	(21)
Preclinical programs	853	1,501	1,947	(648)	(446)
Unallocated expenses:					—
Personnel costs	37,818	27,068	25,106	10,750	1,962
All other costs	24,211	14,046	15,168	10,165	(1,122)
Total research and development expenses	$127,635	$61,055	$53,462	$66,580	$7,593

Research and development expenses were $127.6 million and $61.1 million for the years ended December 31, 2024 and 2023, respectively, reflecting an increase of $66.6 million year-over-year.

Within research and development expenses, direct expenses for clinical programs increased $46.3 million, unallocated expenses increased $20.9 million, and expenses for preclinical programs decreased $0.6 million.

For the year ended December 31, 2024, we incurred $65.6 million in direct research and development expenses for our products and product candidates compared to $19.9 million for the year ended December 31, 2023. The increase of $45.7 million is related to timing and conduct of our various clinical trials for our product candidates, including the progression of the SOL-1 trial, which was fully randomized by December 2024, the initiation of the SOL-R trial, the completion of the HELIOS trial, and development activities related to our preclinical programs.

We expect that direct research and development expenses for our products and product candidates will increase significantly for 2025 as we progress with the SOL-1 and the SOL-R trials; complete our other ongoing clinical trials; and initiate any other clinical trials of our product candidates that we might determine in the future to conduct, partially offset by reduced costs related to preclinical programs as a result of the Strategic Restructuring. We expect that personnel costs will increase for 2025 and beyond, as we have strengthened in 2024, and may continue to further strengthen in 2025, our clinical leadership team and our clinical teams dedicated to the SOL-1 and SOL-R trials, with the addition of several retinal disease experts and other key professionals. The anticipated increase will be partially offset by reduced personnel costs as a result of the Strategic Restructuring. We do not anticipate to incur significant research and development costs for our former product candidates OTX-DED and OTX-CSI in 2025 and beyond.

Selling and Marketing Expenses

	Year Ended
	December 31,			Increase (Decrease)
	2024	2023	2022	2024 - 2023	2023 - 2022

	(in thousands)
Personnel-related (including stock-based compensation)	$27,576	$27,434	$26,679	$142	$755
Professional fees	8,899	8,287	9,077	612	(790)
Facility-related and other	5,115	4,828	4,166	287	662
Total selling and marketing expenses	$41,590	$40,549	$39,922	$1,041	$627

Selling and marketing expenses were $41.6 million and $40.5 million for the years ended December 31, 2024 and 2023, respectively, reflecting an increase of $1.0 million year-over-year.

The increase was primarily due to an increase of $0.6 million in professional fees, an increase in facility-related and other costs of $0.3 million, and an increase in personnel costs, including stock-based compensation, of $0.1 million.

We expect our selling and marketing expenses to remain stable or increase slightly for 2025 as we continue to support the commercialization of DEXTENZA.

General and Administrative Expenses

	Year Ended
	December 31,			Increase (Decrease)
	2024	2023	2022	2024 - 2023	2023 - 2022

	(in thousands)
Personnel-related (including stock-based compensation)	$40,273	$21,356	$18,227	$18,917	$3,129
Professional fees	15,568	10,821	11,634	4,747	(813)
Facility-related and other	4,812	1,763	2,363	3,049	(600)
Total general and administrative expenses	$60,653	$33,940	$32,224	$26,713	$1,716

General and administrative expenses were $60.7 million and $33.9 million for the years ended December 31, 2024 and 2023, respectively, reflecting an increase of $26.7 million year-over-year.

The increase was primarily due to an increase of $18.9 million in personnel-related costs including stock-based compensation, an increase in professional fees of $4.7 million and an increase of $3.0 million in facility related and other costs. Personnel-related costs, including stock-based compensation, for the year ended December 31, 2024 include $1.6 million related to wages, severance, and other benefits under the Strategic Restructuring, and $9.3 million related to accrued severance and acceleration of stock-based compensation for certain former members of our senior leadership team who departed during the year ended December 31, 2024 separate from the Strategic Restructuring.

We anticipate that the level of our general and administrative expenses, exclusive of the one-time charges related to restructuring activities, will increase for 2025, as we have recently strengthened, and will continue to further strengthen, our leadership team and other certain functions that support our clinical trials of AXPAXLI, including the SOL-1 trial and the SOL-R trial, and our business in general.

Other Income (Expense), Net

Interest Income. Interest income was $20.3 million and $4.0 million for the years ended December 31, 2024 and 2023, respectively, reflecting an increase of $16.3 million year-over-year. The increase is primarily due to a higher average balance of cash and cash equivalents held by us, and higher interest rates.

Interest Expense. Interest expense was $13.6 million and $11.3 million for the years ended December 31, 2024 and 2023, respectively, reflecting an increase of $2.2 million year-over-year. The increase is primarily due to higher average balances of debt outstanding as a result of us drawing $82.5 million of debt under the Barings Credit Facility in August 2023, partially offset by us paying off the MidCap Credit Facility, of $25.0 million in August 2023, and the conversion of the Convertible Notes of $37.5 million in March 2024, and higher interest rates.

Change in Fair Value of Derivative Liabilities. We recognized a net loss from the change in fair values of our derivative liabilities of $0.5 million for the year ended December 31, 2024, compared to a net loss of $5.2 million for the year ended December 31, 2023. The net loss for 2024 comprises of a gain of $2.6 million from the change in the fair value of the Conversion Option Derivative Liability, a loss of $0.9 million from the change in the fair value of the Royalty Fee Derivative Liability, and an expense of $2.2 million related to royalty fees under the Barings Credit Agreement that we paid or accrued. The net loss for 2023 comprises of a loss of $4.5 million from the change in the fair value of the Conversion Option Derivative Liability and $0.9 million related to royalty fees under the Barings Credit Agreement that we paid or accrued, partially offset by a gain of $0.2 million from the change in the fair value of the Royalty Fee Derivative Liability.

Gains and Losses on Extinguishment of Debt, Net. We recognized a non-cash loss on extinguishment of debt of $28.0 million for the year ended December 31, 2024, compared to a gain, net, on extinguishment of debt of $14.2 million for the year ended December 31, 2023. The net loss for the year ended December 31, 2024 results from the conversion of the Convertible Notes in March 2024. The net gain for the year ended December 31, 2023 results from the accounting for the Convertible Notes Amendment, which resulted in a non-cash gain on extinguishment of debt of $14.9 million, and for the extinguishment of our obligations under the MidCap Credit Agreement, which resulted in a loss on extinguishment of debt of $0.7 million.

Comparison of the Years Ended December 31, 2023 and 2022

A discussion of changes in our results of operations during the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024, which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our preferred stock, public offerings and private placements of our common stock and pre-funded warrants to purchase our common stock, borrowings under credit facilities, the private placements of our convertible notes, and sales of our products.

As of December 31, 2024, we had cash and cash equivalents of $392.1 million, and outstanding notes payable with a principal amount of $82.5 million par value under the Barings Credit Facility.

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

In August 2023, we entered into the Barings Credit Agreement with Barings as administrative agent, and the lenders party thereto, providing for the Barings Credit Facility in the aggregate principal amount of $82.5 million. We borrowed the full amount of $82.5 million at closing and received proceeds of $77.3 million, after the application of an original issue discount and fees.

In August 2021, we entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies, acting as agent. We did not offer or sell shares of our common stock under the 2021 Sales Agreement during the year ended December 31, 2024. During the year ended December 31, 2023, we sold 1,514,926 shares of common stock under the 2021 Sales Agreement, resulting in net proceeds to us, after accounting for issuance costs, of $9.5 million.

In connection with entering the Barings Credit Facility, in August 2023, we paid MidCap Financial Trust, as administrative agent, and our other lenders an aggregate of $26.2 million in satisfaction of our obligations under the MidCap Credit Facility.

Funding Requirements

We have a history of incurring significant operating losses. Our net losses were $193.5 million, $80.7 million, and $71.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $891.1 million.

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development, including AXPAXLI, and increase our sales and marketing resources to support the commercialization of DEXTENZA and the potential launch of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue our ongoing clinical trials, including the SOL-1 and the SOL-R trials, our two registrational Phase 3 clinical trials of AXPAXLI for the treatment of wet AMD;
●	initiate any additional clinical trials we might determine in the future to conduct for our product candidates, including any clinical trials that we might conduct for AXPAXLI for the treatment of NPDR and DME;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	scale up our sales, marketing and distribution capabilities to prepare for commercialization of any product candidates for which we intend to obtain marketing approval;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	continue to monitor subjects according to the applicable clinical trial protocols, or prepare submission documentation such as clinical study reports, for our clinical trials that have been completed;
●	continue to commercialize DEXTENZA in the United States;
●	maintain, expand and protect our intellectual property portfolio;

●	expand our operational, quality assurance, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings, if any;
●	make investments to improve our defenses against cybersecurity threats and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

The amount and timing of these expenses determines our future capital requirements.

Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of December 31, 2024 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2028. Our planned operating expenses do not include the expenses necessary to conduct a clinical trial of AXPAXLI for NPDR and DME, or to build out our manufacturing capabilities beyond the buildout of our existing manufacturing facilities. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the progress, costs and outcome of our ongoing clinical trials of AXPAXLI for the treatment of wet AMD;
●	the timing, scope, progress, costs and outcome of a potential registrational clinical program of AXPAXLI for the treatment of NPDR and DME;
●	the costs, timing and outcome of regulatory review of AXPAXLI or our other product candidates by the FDA, the European Medicines Agency, or EMA, or other regulatory authorities;
●	the scope, progress, costs and outcome of preclinical development and any additional clinical trials we might determine in the future to conduct for our other product candidates, including PAXTRAVA for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any of our product candidates for which we obtain marketing approval in the future, including cost increases due to inflation;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we obtain marketing approval, including AXPAXLI, and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;

●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,

	2024	2023	2022
Cash used in operating activities	$(134,677)	$(70,234)	$(59,603)
Cash used in investing activities	(1,288)	(6,087)	(3,715)
Cash provided by financing activities	332,110	169,828	1,454
Net increase in cash and cash equivalents	$196,145	$93,507	$(61,864)

Operating activities. Net cash used in operating activities was $134.7 million for the year ended December 31, 2024, primarily resulting from our net loss of $193.5 million and net unfavorable changes in operating assets and liabilities of $10.2 million, partially offset by non-cash adjustments of $69.1 million. Our net loss was primarily attributed to operating expenses of $235.5 million, which we incurred primarily for research and development activities, selling and marketing activities, and general and administrative activities, and non-operating expenses of $21.7 million, partially offset by $63.7 million of revenue. Non-cash adjustments primarily include losses on extinguishment of debt of $28.0 million, stock-based compensation expense of $33.1 million, depreciation and amortization expense of $3.8 million, non-cash interest expense of $3.7 million, and a net non-cash loss related to changes in the fair value of our derivative liabilities of $0.5 million. Net cash used by net unfavorable changes in our operating assets and liabilities during the year ended December 31, 2024 consisted primarily of increases of accounts receivable of $6.2 million, resulting from increased sales of DEXTENZA, and increases of prepaid expenses and other current assets of $5.7 million, resulting predominantly from our clinical development activities, partially offset by other decreases, net, of $1.6 million.

Net cash used in operating activities was $70.2 million for the year ended December 31, 2023, primarily resulting from our net loss of $80.7 million and net unfavorable changes in operating assets and liabilities of $7.4 million, partially offset by non-cash adjustments of $17.9 million. Our net loss was primarily attributed to operating expenses of $140.8 million, which we incurred primarily for research and development activities, selling and marketing activities, and general and administrative activities, partially offset by $58.4 million of revenue and a net non-operating income of $1.6 million. Non-cash adjustments primarily include a net gain on extinguishment of debt of $14.2 million, stock-based compensation expense of $17.8 million, non-cash interest expense of $6.1 million, non-cash expenses related to changes in the fair value of our derivative liabilities of $5.2 million, and depreciation and amortization expense of $3.0 million. Net cash used by net unfavorable changes in our operating assets and liabilities during the year ended December 31, 2023 consisted primarily of increases of accounts receivables of $4.9 million, increases of prepaid expenses and other current assets of $3.8 million, partially offset by increases of other items, net, of $1.2 million.

Net cash used in operating activities was $59.6 million for the year ended December 31, 2022, primarily resulting from our net loss of $71.0 million, partially offset by non-cash adjustments of $10.1 million and net favorable changes in operating assets and liabilities of $1.3 million. Our net loss was primarily attributed to operating expenses of $130.1 million, which we incurred primarily for research and development activities, selling and marketing activities, and general and administrative activities, partially offset by $51.5 million of revenue and a net non-operating income of $7.6 million. Non-cash adjustments primarily include stock-based compensation expense of $17.0 million, non-cash income related to changes in the fair value of our derivative liabilities of $13.8 million, non-cash interest expense of $4.9 million, and depreciation and amortization expense of $2.1 million. Net cash provided by net favorable changes in our operating assets and liabilities during the year ended December 31, 2022 consisted primarily of increases of accrued expenses of $1.6 million, partially offset by decreases of other items, net, of $0.3 million.

Investing activities. Net cash used in investing activities was $1.3 million for the year ended December 31, 2024, consisting of cash used to purchase property and equipment and leasehold improvements. Net cash used in investing activities was $6.1 million for the year ended December 31, 2023, consisting of cash used to purchase property and equipment and leasehold improvement. Net cash used in investing activities was $3.7 million for the year ended December 31, 2022, consisting of cash used to purchase property and equipment.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2024 was $332.1 million and consisted of total net proceeds from the issuance of common stock and pre-funded warrants in a private placement of approximately $316.4 million, proceeds from the exercise of stock options of $14.7 million, and proceeds from issuing shares under our Employee Stock Purchase Plan, or ESPP, of $1.0 million.

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

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$8,737	$2,722	5,265	750	—
Barings Credit Agreement	82,474	—	—	82,474	—
Total	$91,211	$2,722	$5,265	$83,224	$—

The table above includes our enforceable and legally binding obligations and future commitments at December 31, 2024, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at December 31, 2024. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

We enter into contracts in the normal course of business to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts which are not included in contractual obligations and commitments.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts that expire in July 2027 and July 2028, and leases of equipment that expire between 2026 and 2028.

The commitments under the Barings Credit Agreement represent repayment of principal only. Future payments of interest under the Barings Credit Agreement depends on the level of the Secured Overnight Financing Rate, or SOFR, and future payments of royalty fees depend on our future revenue from DEXTENZA, both of which cannot be estimated at this time.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Product Revenue, Net— We derive our product revenues from the sale of DEXTENZA in the United States to customers, which includes a limited number of specialty distributors, who then subsequently resell DEXTENZA to ASCs, HOPDs, and physicians’ offices. We also sell DEXTENZA directly to a small population of ASCs and physicians’ offices, based on individually negotiated direct distribution agreements. In addition, we enter into arrangements with health care providers and payors that provide for government mandated or privately negotiated rebates and chargebacks with respect to the purchase of DEXTENZA.

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

Derivative Liabilities

The Barings Credit Agreement contains the Royalty Fee Derivative Liability, an embedded obligation to pay the Royalty Fee, that meets the criteria to be bifurcated and accounted for separately from the Barings Credit Facility. Royalty payments are estimated using a Monte Carlo simulation. The main inputs when determining the fair value of the Royalty Fee Derivative Liability are the amount and timing of our expected future revenue, the estimated volatility of these revenues, and the discount rate corresponding to the risk of revenue. We measure the value of the Royalty Fee Derivative Liability at its estimated fair value and recognize changes in the estimated fair value in other income (expense), net in the consolidated statements of operations and comprehensive loss during the period of change. The Royalty Fee Derivative Liability is recognized as a derivative liability in our consolidated balance sheet.

Recently Issued Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 – Summary of Significant Accounting Policies to the current period’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2024, we had cash and cash equivalents of $392.1 million, which includes cash in operating bank accounts, and investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest-rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

As of December 31, 2024, we had a secured term loan facility with a principal amount of $82.5 million under a credit and security agreement with Barings Finance LLC and the lenders party thereto, or the Barings Credit Agreement. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of December 31, 2024, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

We account for the obligation to pay royalty fees embedded in the Barings Credit Agreement as a separate financial instrument, measured at fair value, using a Monte Carlo simulation, which we refer to as the Royalty Fee Derivative Liability. As of December 31, 2024, the Royalty Fee Derivative Liability was valued at $13.2 million. As of December 31, 2024, a 10% increase or decrease of the interest rate used in the valuation model would not have a material effect on the fair value of the Royalty Fee Derivative Liability. Changes of the fair value of the Royalty Fee Derivative Liability have no impact on anticipated cash outflows.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-36 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our principal executive officer and our principal financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the fourth quarter of 2024, none of our directors and officers adopted or terminated a trading arrangement for the sale or purchase of our securities that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Delinquent Section 16(a) Reports

The information required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders, if applicable, and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Merilee Raines qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the Nasdaq Global Market.

Insider Trading Policies and Procedures

The information required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-36554	8/7/2024	3.1

3.2	Amended and Restated By-laws of the Registrant	8-K	001-36554	7/30/2014	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-196932	7/11/2014	4.1

4.2	Registration Rights Agreement, dated as of March 1, 2019, by and among the Registrant and the Purchasers identified therein	10-K	001-36554	3/7/2019	4.2

4.3	Registration Rights Agreement, dated as of February 21, 2024, by and among the Registrant and the other parties thereto	8-K	001-36554	2/22/2024	10.2

4.4	Form of Pre-Funded Warrant	8-K	001-36554	2/22/2024	4.1

4.5	Description of Securities Registered under Section 12 of the Exchange Act	10-K	001-36554	2/28/2022	4.3

10.1+	2006 Stock Incentive Plan, as amended	S-1	333-196932	6/20/2014	10.1

10.2+	Form of Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.2

10.3+	Form of Restricted Stock Agreement under 2006 Stock Incentive Plan	S-1	333-196932	6/20/2014	10.3

10.4+	2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.4

10.5+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.5

10.6+	Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.6

10.7+	Form of Restricted Stock Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.7

10.8+	2019 Inducement Stock Incentive Plan	10-Q	001-36554	11/12/2019	10.1

10.9+	Amendment to 2019 Inducement Stock Incentive Plan	10-K	001-36554	3/11/2021	10.9

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.10+	Amendment No. 2 to 2019 Inducement Stock Incentive Plan	8-K	001-36554	2/22/2024	10.5

10.11+	Amendment No. 3 to 2019 Inducement Stock Incentive Plan	8-K	001-36554	4/18/2024	99.1

10.12+	Amendment No. 4 to 2019 Inducement Stock Incentive Plan	8-K	001-36554	10/9/2024	99.1

10.13+	Form of Non-statutory Stock Option Agreement under 2019 Inducement Stock Incentive Plan	10-Q	001-36554	11/12/2019	10.2

10.14+	Form of Restricted Stock Unit Agreement under 2019 Inducement Stock Incentive Plan	10-K	001-36554	3/11/2024	10.12

10.15†	Amended and Restated License Agreement, dated January 27, 2012, between the Registrant and Incept LLC	10-Q	001-36554	5/7/2024	10.7

10.16	Lease Agreement dated September 2, 2009, by and between the Registrant and RAR2-Crosby Corporate Center QRS, Inc., as amended.	S-1	333-196932	6/20/2014	10.9

10.17+	2014 Employee Stock Purchase Plan	S-1/A	333-196932	7/11/2014	10.10

10.18+	Amendment No. 1 to Employee Stock Purchase Plan, effective October 4, 2023	10-Q	001-36554	11/7/2023	10.3

10.19	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-196932	6/20/2014	10.12

10.20	Lease Agreement dated June 17, 2016 between the WS NF 15 Crosby Drive, LLC and the Registrant	10-Q	001-36554	8/9/2016	10.1

10.21	Open Market Sale Agreement, dated as of August 9, 2021, by and between the Registrant and Jefferies LLC	8-K	001-36554	8/9/2021	1.1

10.22+	Employment Agreement, by and between the Registrant and Philip Strassburger, dated August 28, 2020	10-K	001-36554	3/11/2021	10.19

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.23+	Employment Agreement, by and between the Registrant and Antony C. Mattessich, dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.2

10.24+	Amendment to Employment Agreement by and between the Registrant and Antony C. Mattessich, dated as of February 21, 2024	8-K	001-36554	2/22/2024	10.4

10.25+	Separation Agreement by and between the Registrant and Antony C. Mattessich, dated May 1, 2024	10-Q	001-36554	8/7/2024	10.3

10.26+	Non-Statutory Stock Option Agreement, by and between the Registrant and Antony C. Mattessich dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.3

10.27+	Employment Agreement, by and between the Registrant and Donald Notman, dated as of September 25, 2017	8-K	001-36554	9/25/2017	10.1

10.28	Second Amendment to Lease, by and between the Registrant and CCC Investors LLC, dated October 10, 2017	8-K	001-36554	10/16/2017	10.1

10.29	Third Amendment to Lease, by and between the Registrant and Cobalt PropCo 2020 LLC, dated June 30, 2023	8-K	001-36554	7/7/2023	10.1

10.30†	Second Amended and Restated License Agreement, dated September 13, 2018, by and between the Registrant and Incept LLC	8-K	001-36554	9/19/2018	10.1

10.31	Note Purchase Agreement (including Form of Senior Subordinated Convertible Notes), dated as of February 21, 2019, by and among the Registrant and the Purchasers listed therein	8-K	001-36554	2/22/2019	10.1

10.32	Amendment No. 1 to Senior Subordinated Convertible Note, dated as of August 2, 2023, between the Registrant and the holders thereof	10-Q	001-36554	11/7/2023	10.2

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.33	Securities Purchase Agreement, dated February 21, 2024, by and among the Registrant and the other parties thereto	8-K	001-36554	2/22/2024	10.1

10.34*	License Agreement, by and between the Registrant and AffaMed Therapeutics Limited, dated as of October 29, 2020	10-Q	001-36554	11/5/2020	10.1

10.35*	Supplement to License Agreement, by and between the Registrant and AffaMed Therapeutics Limited, dated as of January 18, 2021	10-K	001-36554	3/11/2021	10.36

10.36	Credit and Security Agreement, dated August 2, 2023, by and among Barings Finance LLC, as administrative agent, the Registrant, and the Lenders listed therein	10-Q	001-36554	11/7/2023	10.1

10.37+	2021 Stock Incentive Plan, as amended	8-K	001-36554	6/14/2024	99.1

10.38+	Form of Option Grant Agreement under 2021 Stock Incentive Plan	10-K	001-36554	2/28/2022	10.39

10.39+	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan	10-K	001-36554	3/11/2024	10.37

10.40	Amendment No. 1 to License Agreement, by and between the Registrant and AffaMed Therapeutics (HK) Limited, dated as of October 28, 2021	10-K	001-36554	2/28/2022	10.41

10.41+	Employment Agreement, by and between the Registrant and Rabia Ozden-Gurses, dated as of September 28, 2022	10-K	001-36554	3/6/2023	10.44

10.42+	Amendment to Employment Agreement by and between the Registrant and Rabia Gurses-Ozden, dated as of March 14, 2024	10-Q	001-36554	5/7/2024	10.8

10.43+	Employment Agreement, by and between the Registrant and Christopher White, dated as of October 13, 2022	10-K	001-36554	3/6/2023	10.45

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.44+	Employment Agreement, by and between the Registrant and Dr. Pravin U. Dugel, dated as of February 21, 2024	8-K	001-36554	2/22/2024	10.3

10.45+	Employment Agreement, by and between the Registrant and Dr. Sanjay Nayak, dated as of February 21, 2024	10-K	001-36554	3/11/2024	10.42

10.46+	Employment Agreement by and between the Registrant and Nadia Waheed, dated April 15, 2024	10-Q	001-36554	8/7/2024	10.5

10.47+	Letter Agreement by and between the Registrant and Nadia Waheed, dated April 22, 2024	10-Q	001-36554	8/7/2024	10.6

10.48+	Employment Agreement by and between the Registrant and Dr. Jeffrey Heier, dated as of February 21, 2024	10-Q	001-36554	11/14/2024	10.1

10.49+	Amendment No. 1 to the Employment Agreement by and between the Registrant and Dr. Jeffrey Heier, dated as of March 1, 2025					X

10.50+	Employment Agreement by and between the Registrant and Dr. Peter Kaiser, dated as of February 21, 2024	10-Q	001-36554	11/14/2024	10.2

10.51+	Amendment No. 1 to the Employment Agreement by and between the Registrant and Dr. Peter Kaiser, dated as of March 28, 2024	10-Q	001-36554	11/14/2024	10.3

10.52+	Amendment No. 2 to the Employment Agreement by and between the Registrant and Dr. Peter Kaiser, dated as of March 1, 2025					X

10.53+	Employment Agreement by and between the Registrant and Todd Anderman, dated as of October 4, 2024	10-Q	001-36554	11/14/2024	10.4

19.1	Insider Trading Policies and Procedures					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Ocular Therapeutix, Inc. Compensation Recovery Policy	10-K	001-36554	3/11/2024	97.1

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101					X
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2025

OCULAR THERAPEUTIX, INC.

By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pravin Dugel	Executive Chairman of the Board of Directors, President, Chief Executive Officer
Pravin Dugel	(Principal Executive Officer)	March 3, 2025

/s/ Donald Notman	Chief Financial Officer and Chief Operating Officer	March 3, 2025
Donald Notman	(Principal Financial and Accounting Officer)

/s/ Adrienne Graves, Ph.D.	Director	March 3, 2025
Adrienne Graves, Ph.D.

/s/ Seung Suh Hong, Ph.D.	Director	March 3, 2025
Seung Suh Hong, Ph.D.

/s/ Richard L. Lindstrom, M.D.	Director	March 3, 2025
Richard L. Lindstrom, M.D.

/s/ Merilee Raines	Director	March 3, 2025
Merilee Raines

/s/ Charles Warden	Director	March 3, 2025
Charles Warden

/s/ Leslie Williams	Director	March 3, 2025
Leslie Williams

OCULAR THERAPEUTIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ocular Therapeutix, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ocular Therapeutix, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – DEXTENZA

As described in Note 2 to the consolidated financial statements, the Company sells DEXTENZA in the United States primarily to a limited number of specialty distributors (SDs) under individually negotiated distribution agreements. These customers then subsequently resell DEXTENZA to ambulatory surgery centers, hospital outpatient departments and physicians’ offices. The Company recognizes revenue on product sales when the customer obtains control of the Company's product, which occurs at a point in time (upon delivery to the customer). Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances. As disclosed by management, the delivery of DEXTENZA to customers constitutes a single performance obligation. For the year ended December 31, 2024, the Company recognized $63.5 million of product revenue, net, relating to the sale of DEXTENZA.

The principal consideration for our determination that performing procedures relating to revenue recognition for DEXTENZA is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognition for DEXTENZA.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for DEXTENZA, including controls over the recording of revenue for DEXTENZA at the transaction price when the customer obtains control. These procedures also included, among others, (i) evaluating management’s revenue recognition policy; (ii) testing the, on a sample basis, completeness, accuracy, and occurrence of amounts invoiced for DEXTENZA by obtaining and inspecting source documents, such as purchase orders, invoices, proof of delivery, and subsequent cash receipts; (iii) testing, on a sample basis, the accuracy of variable consideration applied related to the sale of DEXTENZA by obtaining and inspecting source documents, such as contracts, units sold, rebate payments made and other related documentation; and (iv) confirming, on a sample basis, the accuracy and existence of outstanding accounts receivable balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as, purchase orders, invoices, proof of delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2025

We have served as the Company’s auditor since 2008.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$392,102	$195,807
Accounts receivable, net	32,388	26,179
Inventory	3,040	2,305
Restricted cash	—	150
Prepaid expenses and other current assets	13,457	7,794
Total current assets	440,987	232,235
Property and equipment, net	9,389	11,739
Restricted cash	1,614	1,614
Operating lease assets	5,945	6,472
Total assets	$457,935	$252,060
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,176	$4,389
Accrued expenses and other current liabilities	35,117	28,666
Deferred revenue	128	255
Operating lease liabilities	1,933	1,586
Total current liabilities	41,354	34,896
Other liabilities:
Operating lease liabilities, net of current portion	5,345	6,878
Derivative liabilities	13,246	29,987
Deferred revenue, net of current portion	14,000	14,135
Notes payable, net	68,505	65,787
Other non-current liabilities	141	108
Convertible Notes, net	—	9,138
Total liabilities	142,591	160,929
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 and 200,000,000 shares authorized and 157,749,490 and 114,963,193 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	16	12
Additional paid-in capital	1,206,412	788,697
Accumulated deficit	(891,084)	(697,578)
Total stockholders’ equity	315,344	91,131
Total liabilities and stockholders’ equity	$457,935	$252,060

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,

	2024	2023	2022
Revenue:
Product revenue, net	$63,461	$57,870	$50,457
Collaboration revenue	262	$573	$1,037
Total revenue, net	63,723	58,443	51,494
Costs and operating expenses:
Cost of product revenue	5,626	$5,281	$4,540
Research and development	127,635	$61,055	$53,462
Selling and marketing	41,590	$40,549	$39,922
General and administrative	60,653	$33,940	$32,224
Total costs and operating expenses	235,504	140,825	130,148
Loss from operations	(171,781)	(82,382)	(78,654)
Other income (expense):
Interest income	20,282	$3,983	$798
Interest expense	(13,577)	$(11,338)	$(7,022)
Change in fair value of derivative liabilities	(480)	$(5,188)	$13,841
Gains and losses on extinguishment of debt, net	(27,950)	$14,190	$—
Other expense	—	$(1)	$(1)
Total other income (expense), net	(21,725)	1,646	7,616
Net loss	$(193,506)	$(80,736)	$(71,038)
Net loss per share, basic	$(1.22)	$(1.01)	$(0.92)
Weighted average common shares outstanding, basic	158,265,162	79,827,362	76,875,035
Net loss per share, diluted	$(1.22)	$(1.02)	$(0.97)
Weighted average common shares outstanding, diluted	158,265,162	85,596,594	82,644,267

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2021	76,731,940	8	633,795	(545,804)	87,999
Issuance of common stock upon exercise of stock options	137,502	—	514	—	514
Issuance of common stock in connection with employee stock purchase plan	332,377	—	940	—	940
Stock-based compensation expense	—	—	16,964	—	16,964
Net loss	—	—	—	(71,038)	(71,038)
Balances at December 31, 2022	77,201,819	8	652,213	(616,842)	35,379
Issuance of common stock upon exercise of stock options	141,952	—	551	—	551
Issuance of common stock in connection with employee stock purchase plan	290,691	—	851	—	851
Issuance of common stock upon public offering, net of issuance costs	36,934,926	4	117,257	—	117,261
Issuance of common stock upon vesting of restricted stock units	393,805	—	—	—	—
Stock-based compensation expense	—	—	17,825	—	17,825
Net loss	—	—	—	(80,736)	(80,736)
Balances at December 31, 2023	114,963,193	12	788,697	(697,578)	91,131
Issuance of common stock upon exercise of stock options	3,112,976	—	14,741	—	14,741
Issuance of common stock in connection with employee stock purchase plan	213,131	—	1,016	—	1,016
Issuance of common stock and pre-funded warrants upon private placement	32,413,560	3	316,350	—	316,353
Issuance of common stock upon exercise of conversion option	5,769,232	1	52,499	—	52,500
Issuance of common stock upon vesting of restricted stock units	1,277,398	—	—	—	—
Stock-based compensation expense	—	—	33,109	—	33,109
Net Loss	—	—	—	(193,506)	(193,506)
Balances at December 31, 2024	157,749,490	$16	$1,206,412	$(891,084)	$315,344

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2024	2023	2022
Cash flows from operating activities:
Net loss	$(193,506)	$(80,736)	$(71,038)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	33,109	17,825	16,964
Non-cash interest expense	3,734	6,106	4,853
Change in fair value of derivative liabilities	480	5,188	(13,841)
Depreciation and amortization expense	3,786	2,983	2,109
Gains and losses on extinguishment of debt, net	27,950	(14,190)	—
Gain on disposal of property and equipment	—	1	1
Changes in operating assets and liabilities:
Accounts receivable	(6,209)	(4,854)	(190)
Prepaid expenses and other current assets	(5,663)	(3,766)	723
Inventory	(735)	(331)	(724)
Accounts payable	(318)	583	(621)
Operating lease assets	505	1,570	(3,175)
Accrued expenses	3,638	773	1,644
Deferred revenue	(262)	427	963
Operating lease liabilities	(1,186)	(1,813)	2,729
Net cash used in operating activities	(134,677)	(70,234)	(59,603)
Cash flows from investing activities:
Purchases of property and equipment	(1,288)	(6,087)	(3,715)
Net cash used in investing activities	(1,288)	(6,087)	(3,715)
Cash flows from financing activities:
Proceeds from issuance of short-term bridge loan	—	2,000	—
Proceeds from issuance of Barings notes payable	—	82,474	—
Proceeds from exercise of stock options	14,741	551	514
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,016	851	940
Payments of debt refinancing costs	—	(5,184)	—
Proceeds from issuance of common stock upon public offering, net of issuance costs	—	117,261	—
Repayment of MidCap notes payable	—	(26,125)	—
Repayment from issuance of short-term bridge loan	—	(2,000)	—
Proceeds from issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	316,353	—	—
Net cash provided by financing activities	332,110	169,828	1,454
Net increase in cash, cash equivalents and restricted cash	196,145	93,507	(61,864)
Cash, cash equivalents and restricted cash at beginning of period	197,571	104,064	165,928
Cash, cash equivalents and restricted cash at end of period	$393,716	$197,571	$104,064
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,533	$5,464	$2,147
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$121	$16	$1,384

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a biopharmaceutical company committed to redefining the retina experience. AXPAXLI (axitinib intravitreal hydrogel, also known as OTX-TKI), the Company’s product candidate for retinal disease, is based on its proprietary ELUTYX bioresorbable hydrogel-based formulation technology. AXPAXLI is currently in two repeat-dosing Phase 3 clinical trials for the treatment of wet age-related macular degeneration (“wet AMD”), which the Company refers to as the SOL-1 and the SOL-R trials. The Company has also completed a Phase 1 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy (“NPDR”), which the Company refers to as the HELIOS trial and intends to meet with the U.S. Food and Drug Administration (“FDA”), in the first half of 2025 to discuss the design of a potential registrational clinical program for AXPAXLI for the treatment of NPDR and diabetic macular edema (“DME”) and then evaluate its next steps.

The Company also leverages the ELUTYX technology in its commercial product DEXTENZA, an FDA-approved corticosteroid for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis, and its product candidate PAXTRAVA (travoprost intracameral hydrogel also known as OTX-TIC), which is currently in a Phase 2 clinical trial for the treatment of open-angle glaucoma (“OAG”) or ocular hypertension (“OHT”).

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

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of December 31, 2024, the Company had an accumulated deficit of $891,084. Based on its current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses and capital expenditures, the Company believes that its existing cash and cash equivalents of $392,102 as of December 31, 2024 will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these consolidated financial statements while the Company observes a minimum liquidity covenant of $20,000 in its credit facility (Note 9).

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

Product Revenue

The Company sells DEXTENZA in the United States primarily to a limited number of specialty distributors (“SDs”) under individually negotiated distribution agreements. These customers then subsequently resell DEXTENZA to ambulatory surgery centers (“ASCs”), hospital outpatient departments (“HOPDs”) and physicians’ offices. The Company also sells DEXTENZA directly to a small population of ASCs and physicians’ offices based on individually negotiated direct distribution agreements (the “Direct Customers”). In addition, the Company enters into arrangements with health care providers and payors that provide for government mandated or privately negotiated rebates and chargebacks with respect to the purchase of DEXTENZA.

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

Purchaser/Provider Discounts and Rebates— The Company offers rebate payments for which ASCs, HOPDs and other prescribers qualify by meeting quarterly purchase volumes of DEXTENZA under the Company’s volume-based rebate program. The Company calculates rebate payment amounts due under this program quarterly, based on actual qualifying purchases and applies a contractual discount rate. In the third quarter of 2022, the Company implemented a separate off-invoice discount (“OID”) rebate program whereby end-users receive the discounted price immediately upon purchase, rather than having to wait until the end of the quarter for a rebate payment. The OID amounts are generally determined at the time of resale by SDs or direct sales to ASCs by the Company. The Company generally issues credits for such amounts within a few weeks of the SD’s notification to the Company of the resale. The Company includes the OID on the invoice when it sells to an ASC directly. The calculation of the accrual for all rebates is based on an estimate of claims that the Company expects to receive associated with product that has been recognized as revenue but also remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as an accrued expenses and other current liabilities for volume-based rebates and as a reduction of accounts receivable for OID rebates.

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

Accounting for Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees, directors, and nonemployees at the fair value on the date of the grant. The fair value of the awards is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions. For awards that include both service and performance conditions, the Company starts recognizing the fair value of the awards as expense when achievement of the underlying performance conditions is probable, based on the portion of the requisite service period completed.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company has adopted Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting - Improvements to Reportable Segment Disclosures in these Consolidated Financial Statements.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024, 2023 and 2022, there were no items that gave rise to other comprehensive loss and therefore, there was no difference between net loss and comprehensive loss.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, outstanding stock options, and outstanding restricted stock units, except where the result would be anti-dilutive. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of the conversion of convertible debt securities, the exercise of outstanding stock options, and the vesting of outstanding restricted stock units. In the diluted net loss per share calculation, net loss would also be adjusted for the elimination of interest expense on convertible debt securities and the mark-to-market gain or loss on bifurcated conversion options, if the impact was not anti-dilutive.

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

The Company believes that other recently issued accounting pronouncements that are not yet effective will not have a material impact on our consolidated financial statements and disclosures.

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

Royalties paid under this agreement related to product sales were $1,834, $1,713 and $1,466 for the years ended December 31, 2024, 2023 and 2022, respectively. Royalties have been charged to cost of product revenue.

AffaMed License Agreement (out-licensing)

On October 29, 2020, the Company entered into a license agreement (“License Agreement”) with AffaMed Therapeutic Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis (collectively, the “DEXTENZA Field”) and for the Company’s PAXTRAVA, formerly known as OTX-TIC, product candidate (collectively with DEXTENZA, the “AffaMed Licensed Products”) regarding OAG or OHT (collectively, the “TIC Field” and, with the DEXTENZA Field, each a “Field”), in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations (collectively, the “Territories”). The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

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

Under the License Agreement, the Company is generally responsible for expenses related to the development of the AffaMed Licensed Products in the applicable Fields in the Territories, provided that AffaMed (i) reimburse the Company a low-teen percentage of expenses incurred in connection with certain clinical trials conducted by the Company and designed to support marketing approval of the AffaMed Licensed Product by the FDA or the European Medicines Agency (“Global Studies”); (ii) is solely responsible for expenses incurred in connection with territory-

specific clinical trials that it conducts in furtherance of the development plan agreed between the parties in the applicable Fields in the Territories (“Local Studies”); and (iii) reimburse the Company in full for expenses incurred in connection with obtaining and maintaining regulatory approvals of the AffaMed Licensed Products in the applicable Fields in the Territories. In the event AffaMed declines to participate in a Global Study or to conduct a Local Study in any jurisdiction in which the Company determines to conduct such a study, the Company is relieved of its obligation to provide AffaMed clinical data from such study, other than safety data, unless AffaMed subsequently reimburses the Company in the amounts described above plus a prespecified premium.

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

At the inception of the License Agreement, the Company identified the following performance obligations in the agreement:

●	the license, regulatory filings and manufacturing of DEXTENZA (the “DEXTENZA Field performance obligation”);
●	the license, regulatory filings and manufacturing for the Company’s PAXTRAVA product candidate regarding OAG or OHT in the Territories (the “PAXTRAVA Field performance obligation”);
●	the conduct of a Phase 2 clinical trial of PAXTRAVA (the “Phase 2 Clinical Trial of PAXTRAVA performance obligation”); and
●	obligations to participate on various joint research, development and project committees, which the Company has concluded is not a material performance obligation.

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

As of December 31, 2024, the transaction price was determined to be $16,000. All potential regulatory, development and commercial milestone payments in the amount of $87,000 did not meet the recognition criteria under the most likely method, because their achievement was highly dependent on factors outside the control of the Company and therefore, were excluded from the transaction price as of December 31, 2024. Furthermore, under the expected value method the Company excluded the potential royalties from the transaction price.

The Company recognizes revenue related to the amounts allocated to the DEXTENZA Field performance obligation and the PAXTRAVA Field performance obligation based on the point in time upon which control of supply is transferred to AffaMed for each delivery of the associated supply. The Company currently expects to recognize the revenue over a period of approximately seven to eight years commencing on the date the Company begins delivering product to AffaMed. This estimate of this period considers the timing of development and commercial activities under the License Agreement and may be reduced or increased based on the various activities as directed by the joint committees, decisions made by AffaMed, regulatory feedback or other factors not currently known.

The Company recognized $262, $573 and $1,037 of collaboration revenue related to the Phase 2 Clinical Trial of PAXTRAVA performance obligation for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the aggregate amount of the transaction price allocated to the partially unsatisfied Phase 2 Clinical Trial of PAXTRAVA performance obligation was $128. This amount is expected to be recognized as this performance obligation is satisfied through June 2025.

Deferred revenue activity for the year ended December 31, 2024 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2023	$14,390
Amounts recognized into revenue	(262)
Deferred revenue at December 31, 2024	$14,128

4. Cash Equivalents and Restricted Cash

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	December 31,	December 31,	December 31,
	2024	2023	2022
Cash and cash equivalents	$392,102	$195,807		$102,300
Restricted cash (current)	0	150		0
Restricted cash (non-current)	1,614	1,614		1,764
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$393,716	$197,571		$104,064

The Company held restricted cash as security deposits for its real estate leases.

5. Inventory

Inventory consisted of the following:

	December 31,	December 31,
	2024	2023
Raw materials	$214	$302
Work-in-process	1,489	1,012
Finished goods	1,337	991
	$3,040	$2,305

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2024	2023
Equipment	$16,782	$15,515
Leasehold improvements	14,528	14,699
Furniture and fixtures	1,268	1,268
Software	324	236
Construction in progress	119	281
	33,021	31,999
Less: Accumulated depreciation and amortization	(23,632)	(20,260)
	$9,389	$11,739

Depreciation and amortization expense was $3,786, $2,983 and $2,109 for the years ended the years ended December 31, 2024, 2023 and 2022, respectively.

7. Leases

The Company leases real estate, including laboratory, manufacturing and office space, and certain equipment. The Company’s two real estate leases have remaining lease terms of approximately 2.5 years and 3.5 years, respectively. The Company’s equipment leases have remaining lease terms ranging from approximately 2 to 3.5 years. All of the Company’s leases qualify as operating leases.

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

The lease for the Company’s approximately 70,712 square feet of general office, research and development and manufacturing space located at 15 Crosby Drive in Bedford, Massachusetts commenced on February 1, 2017 and will expire on July 31, 2027. The Company has the option to extend the lease for two additional periods of five years each by delivering written notice of the exercise not earlier than fifteen months nor later than 12 months before expiration of the original term.

The lease for the Company’s approximately 30,036 square feet of office space located at 24 Crosby Drive in Bedford, Massachusetts commenced on April 18, 2019 and terminated on March 31, 2024.

Certain equipment leases include options to renew on a month-by-month basis, at the sole discretion of the Company.

Recognized lease costs were as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Operating lease costs	$3,027	$2,663	$2,369
Variable lease costs	969	987	756
Total lease costs	$3,996	$3,650	$3,125

The minimum lease payments for the next five years and thereafter are expected to be as follows:

December 31,
Year Ending December 31,	2024
2025	2,722
2026	3,086
2027	2,179
2028	750
2029	—
Thereafter	—
Total lease payments	$8,737
Less: interest	1,459
Present value of operating lease liabilities	$7,278

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate used to determine the operating lease liability:

	December 31,	December 31,
	2024	2023
Weighted average remaining lease term in years	3.1	4.1
Weighted average discount rate	11.85%	12.00%

Supplemental disclosure of cash flow information related to the Company’s operating leases included in cash flows provided by operating activities in its consolidated statements of cash flows is as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$3,027	$2,663	$2,549

8. Expenses

The Company recognized $917, $880, and $1,166 of advertising expenses for the years ended December 31, 2024, 2023 and 2022, respectively.

Accrued expenses consisted of the following:

	December 31,	December 31,
	2024	2023
Accrued payroll and related expenses	$14,272	$8,156
Accrued rebates and programs	5,265	5,117
Accrued professional fees	1,879	691
Accrued research and development expenses	11,054	1,488
Accrued interest payable on Convertible Notes (Note 9)	—	10,886
Accrued interest payable on Barings Credit Facility (Note 9)	592	803
Accrued Other	2,055	1,525
Other	$35,117	$28,666

9. Financial Liabilities

Barings Credit Agreement

On August 2, 2023 (the “Closing Date”), the Company entered into a credit and security agreement (the “Barings Credit Agreement”) with Barings Finance LLC (“Barings”), as administrative agent, and the lenders party thereto, providing for a secured term loan facility for the Company (the “Barings Credit Facility”) in the aggregate principal amount of $82,474 (the “Total Credit Facility Amount”). The Company borrowed the full amount of $82,474 at closing and received proceeds of $77,290, after the application of an original issue discount and fees. Indebtedness under the Barings Credit Facility matures on the earlier to occur of (i) the six-year anniversary of the Closing Date and (ii) the date that is 91 days prior to the maturity date for the Company’s Convertible Notes (as defined below). Indebtedness under the Barings Credit Facility incurs interest based on the Secured Overnight Financing Rate (“SOFR”), subject to a minimum 1.50% floor, plus 6.75%. The Company is obligated to make interest payments on its indebtedness under the Barings Credit Facility on a monthly basis, commencing on the Closing Date; to pay annual administration fees; and to pay, on the maturity date, any principal and accrued interest that remains outstanding as of such date. In addition, the Company is obligated to pay a fee in an amount equal to the Total Credit Facility Amount, which amount shall be reduced by the total amount of interest and principal prepayment fees paid under the Barings Credit Agreement (such fee, the “Barings Royalty Fee”). The Company is required to pay the Barings Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Barings Royalty Fee is paid in full. The Barings Royalty Fee is due and payable upon a change of control of the Company. The Company may, at its option, prepay any or all of the Barings Royalty Fee at any time without penalty. In connection with the Barings Credit Agreement, the Company granted the lenders thereto a first-priority security interest in all assets of the Company, including its intellectual property, subject to certain agreed-upon exceptions. The Barings Credit Agreement includes customary affirmative and negative covenants and requires the Company to maintain a minimum liquidity amount of $20,000. As of December 31, 2024, the Company was not in violation of any of its covenants under the Barings Credit Agreement.

The Company determined that the embedded obligation to pay the Barings Royalty Fee (the “Barings Royalty Fee Obligation”) is required to be separated from the Barings Credit Facility and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of proceeds to the Barings Royalty Fee Obligation resulted in a discount on the Barings Credit Facility. The Company is amortizing the discount to interest expense over the term of the Barings Credit Facility using the effective interest method. Accrued or paid Barings Royalty Fees are included in the change in fair value of derivative liabilities on the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024 and 2023, Barings Royalty Fees were $2,221 and $901, respectively.

A summary of the Barings Credit Facility is as follows:

	December 31,	December 31,
	2024	2023
Barings Credit Facility	$82,474	82,474
Less: unamortized discount	(13,969)	(16,687)
Total	$68,505	65,787

As of December 31, 2024, the full principal for the Barings Credit Facility of $82,474 was due for repayment in 2029.

Convertible Notes

On March 1, 2019, the Company issued $37,500 of convertible notes (as amended, the “Convertible Notes”).

On March 28, 2024, the Company issued 5,769,232 shares of its common stock with a total fair value of $52,500 to the holder of the Convertible Notes in connection with the conversion of the principal amount of the Convertible Notes (the “Conversion”) and paid the holder $11,361 for accrued interest. The extinguishment of obligations under the Convertible Notes and the resulting derecognition of the principal of the Convertible Notes ($37,500), the unamortized discount ($27,950), and the Conversion Option Derivative Liability ($15,000), resulted in a net loss of $27,950, which was charged to gains and losses on extinguishment of debt, net on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

Concurrently with entering into the Barings Credit Agreement, on August 2, 2023, the Company and the holders of the Convertible Notes extended the maturity of the Convertible Notes, which would otherwise have matured on March 1, 2026, to a date 91 days following the maturity of the indebtedness under the Barings Credit Facility, unless earlier converted, repurchased or redeemed (the “Amendment”). The Company accounted for the Amendment as an extinguishment of debt in accordance with the guidance in Accounting Standards Codification Topic 470-50 Debt (“ASC 470-50”) and derecognized all liabilities related to the Convertible Notes, including the outstanding principal less unamortized discount, a derivative liability, and accrued interest, with a total carrying value of $51,090 as of the date of the Amendment. The Company determined that, after the Amendment, the embedded conversion option continues to be required to be separated from the Convertible Notes and accounted for the embedded conversion option as a freestanding derivative instrument subject to derivative accounting (the “Conversion Option Derivative Liability”). The total fair value of the Convertible Notes on August 2, 2023 after the Amendment, including the conversion option, was $36,183. The Company recognized the Convertible Notes and the Conversion Option Derivative Liability after the Amendment at their fair values as of the date of the Amendment of $18,482 and $17,701, respectively. A portion of the fair value of the Convertible Notes as of the date of the Amendment of $9,943 was presented in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2023 because the Convertible Notes were convertible at that date, and this amount represented interest that was accrued before the Amendment and that would be payable in cash upon conversion. The allocation of a portion of the total fair value of the Convertible Notes to the Conversion Option Derivative Liability results in a discount on the Convertible Notes. Application of ASC 470-50 resulted in a gain on extinguishment of $14,907, which was charged to gains and losses on extinguishment of debt, net on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

The holders of the Convertible Notes were entitled to convert all or part of the outstanding principal amount of their Convertible Notes into shares of the Company’s common stock, par value $0.0001 per share, prior to maturity based on certain terms and conditions. The Company determined that the embedded conversion option was required to be separated from the Convertible Notes and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of proceeds to the conversion option results in a discount on the Convertible Notes. The Company amortized the discount to interest expense over the term of the Convertible Notes using the effective interest method.

The Company presented accrued interest in accrued current liabilities because the notes were convertible and the interest was payable in cash. The effective annual interest rate for the Convertible Notes was 19.4% and 14.8% for the years ended December 31, 2023 and 2022, respectively.

A summary of the Convertible Notes at December 31, 2023 is as follows:

December 31,
2023
Convertible Notes	$37,500
Less: unamortized discount and current portion	(28,362)
Total	$9,138

Interest recognized with regard to the Convertible Notes was as follows:

	Year Ended December 31,

	2024	2023	2022
Coupon Interest	$475	2,130	2,281
Amortization of discount	412	2,042	2,314
Total	$887	4,172	4,595

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

A roll-forward of the Royalty Fee Derivative Liability is as follows:

As of
Balance at December 31, 2023	$12,389
Change in fair value	857
Balance at December 31, 2024	$13,246

Convertible Notes

The Convertible Notes (Note 9) contained the Conversion Option Derivative Liability, an embedded conversion option that met the criteria to be bifurcated and accounted for separately from the Convertible Notes. The Conversion Option Derivative Liability was recorded at fair value upon the issuance of the Convertible Notes and was subsequently remeasured to fair value at each reporting period. The Conversion Option Derivative Liability was initially valued and subsequently remeasured using a “with-and-without” method. The “with-and-without” methodology involved valuing the whole instrument on an as-is basis with the embedded conversion option and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option was the fair value of the derivative, recorded as the Conversion Option Derivative Liability. Refer to Note 11 for details regarding the determination of fair value.

A roll-forward of the Conversion Option Derivative Liability is as follows:

As of
Balance at December 31, 2023	$17,598
Change in fair value	(2,598)
Balance at March 28, 2024	15,000
Extinguishment in connection with Conversion	(15,000)
Balance at December 31, 2024	$—

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

Three specialty distributor customers accounted for the following percentages of the Company’s total revenue:

	Year Ended December 31,

	2024	2023	2022
Customer 1	44%	49%	44%
Customer 2	23	25	25
Customer 3	10	11	17

Three specialty distributor customers accounted for the following percentages of the Company’s accounts receivables:

	As of
	December 31,	December 31,
	2024	2023
Customer 1	46%	50%
Customer 2	28	28
Customer 3	8	11

Change in Fair Value of Derivative Liabilities

Other income (expenses) from the change in the fair values of derivative liabilities as presented on the Company’s consolidated statements of operations and comprehensive loss includes the following:

	Year Ended
	December 31,
	2024	2023	2022
Change in the fair value of the Conversion Option Derivative Liability	$2,598	$(4,502)	$13,841
Change in the fair value of Royalty Fee Derivative Liability	(857)	215	—
Barings Royalty Fee	(2,221)	(901)	—
Total	$(480)	$(5,188)	13,841

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,112	$—	$—	$378,112

Liability:
Derivative liability	$—	$—	$13,246	$13,246

	Fair Value Measurements as of
	December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$187,951	$—	$—	$187,951

Liability:
Derivative liabilities	$—	$—	$29,987	$29,987

During the years ended December 31, 2024 and 2023, there were no transfers between levels of the fair value hierarchy.

The carrying value of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

Barings Credit Agreement and Royalty Fee Derivative Liability

At December 31, 2024, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $69,097, comprised of the $68,505 non-current liability (Note 9) and $592 accrued interest (Note 8). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $73,608 at December 31, 2024. At December 31, 2023, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $66,590 comprised of the $65,787 non-current liability (Note 9) and $803 accrued interest (Note 8). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $72,295 at December 31, 2023.

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

The main inputs to valuing the Royalty Fee Derivative Liability are as follows:

	As of
	December 31,	December 31,
	2024	2023
Revenue volatility	64.0%	67.0%
Revenue discount rate	16.0%	15.8%

The main inputs to valuing the Royalty Fee Derivative Liability as of the Closing Date were revenue volatility of 61.0%, and a revenue discount rate of 15.8%.

Convertible Notes and Conversion Option Derivative Liability

At December 31, 2023, the Convertible Notes, net of the Conversion Option Derivative Liability, were carried at amortized cost totaling $20,024, comprised of the $9,138 non-current liability (Note 9) and $10,886 accrued interest (Note 8). The estimated fair value of the Convertible Notes, without the Conversion Option Derivative Liability, was $22,665 at December 31, 2023.

The fair value of the Convertible Notes with and without the conversion option as of December 31, 2023 and previous periods was estimated using a binomial lattice approach. The use of this approach required the use of Level 3 unobservable inputs. The main input when determining the fair value of the Convertible Notes was the bond yield that pertained to the host instrument without the conversion option. The significant assumption used in determining the bond yield was the market yield movements of a comparable instrument issued as of the valuation date, which was assessed and updated each period. The main input when determining the fair value for disclosure purposes was the bond yield which was updated each period to reflect the yield of a comparable instrument issued as of the valuation date. The estimated fair value presented was not necessarily indicative of an amount that could have been realized in a current market exchange. The fair value of the Conversion Option Derivative Liability immediately before the Conversion was determined based on the intrinsic value of the separated conversion option.

The main inputs to valuing the Convertible Notes with the conversion option are as follows:

As of
December 31,
2023
Company's stock price	$4.46
Volatility	88.4%
Bond yield	20.8%

The bond yield was derived by making the fair value of the Convertible Notes equal to the face value on the issuance date. Fair value measurements are highly sensitive to changes in these inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

12. Equity

Preferred Stock

The Amended and Restated Certificate of Incorporation has authorized 5,000,000 shares of preferred stock, $0.0001 par value, all of which is undesignated and none of which are issued or outstanding at December 31, 2024 and 2023.

Common Stock

The Amended and Restated Certificate of Incorporation authorized 100,000,000 shares of the Company’s common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. In June 2021, the Company adopted an amendment to the amended and restated certificate of incorporation increasing the number of its authorized shares of its common stock to 200,000,000 shares, and in June 2024, the Company adopted a further amendment to the amended and restated certificate of incorporation increasing the number of its authorized shares of its common stock by 200,000,000 shares to 400,000,000 shares.

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

On March 28, 2024, the Company issued 5,769,232 shares of its common stock to the holder of the Convertible Notes in connection with the Conversion. The newly issued shares of common stock were valued at fair value, being the closing price of the Company’s common stock on that day, resulting in an increase in par value of the Company’s common stock of $1 and an increase in additional paid-in capital of $52,499.

On April 5, 2019, the Company entered into an Open Market Sales Agreement (the “2019 Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may offer and sell its common stock having aggregate proceeds of up to $50,000 from time-to-time through Jefferies, acting as agent. The Company did not sell any shares of common stock under the 2019 Sales Agreement in the twelve months ended December 31, 2021. On August 9, 2021, the Company and Jefferies mutually terminated the 2019 Sales Agreement and entered into another Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of common stock of the Company having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. The Company did not offer or sell shares of its common stock under the 2021 Sales Agreement during the twelve months ended December 31, 2024 and 2022, respectively. In the twelve months ended December 31, 2023, the Company sold 1,514,926 shares of common stock under the 2021 Sales Agreement, resulting in gross proceeds to the Company of $9,897, and net proceeds, after accounting for issuance costs, of $9,532.

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

As of December 31, 2024, the Company had reserved 9,260,579 shares of common stock for future grants of stock-based awards under its stock-based compensation plans (Note 13).

13. Stock-Based Awards

For the years ended December 31, 2024 and 2023, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the 2014 Employee Stock Purchase Plan (the “ESPP”) (collectively the “Stock Plans”). Certain inducement awards made prior to inception of the 2019 Inducement Plan were issued outside of the Stock Plans. The purpose of the Stock Plans is to provide incentives to employees, directors, and nonemployee consultants. The 2021 Plan and the 2019 Inducement Plan provide for the grant of non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights and other stock-based awards. The 2021 Plan also provides for the grant of incentive stock options.

As of December 31, 2024 and 2023, respectively, the Company had a number of vested stock awards outstanding that were granted under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”). Effective as of the adoption of the 2021 Plan on June 18, 2021 by the Company’s stockholders, no new awards have been granted under the 2014 Plan. However, as of December 31, 2024, all then-outstanding awards under the 2014 Plan remained in effect and continued to be governed by the terms of the 2014 Plan. As of December 31, 2024 and 2023, respectively, the Company had an immaterial number of vested stock awards outstanding that were granted under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”). Effective as of the adoption of the 2014 Plan by the Company’s stockholders in 2014, no new awards have been granted under the 2006 Plan. As of December 31, 2024, all then outstanding awards under the 2006 Plan remained in effect and continued to be governed by the terms of the 2006 Plan.

2021 Plan - The number of shares initially reserved for issuance under the 2021 Plan was 6,000,000 shares of common stock; plus 456,334 shares remaining available for grant under the 2014 Plan as of immediately prior to the effective date of the 2021 Plan and 9,766,336 shares subject to awards granted under the 2014 Plan or the 2006 Plan, which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject to certain limitations). On June 16, 2022, the Company’s stockholders approved an amendment (“Amendment No. 1”) to the Company’s 2021 Plan. Amendment No. 1 increased the number of shares of common stock that is reserved for issuance under the 2021 Plan by 3,600,000. On June 14, 2023, the Company’s stockholders approved an amendment (“Amendment No. 2”) to the Company’s 2021 Plan. Amendment No. 2 increased the number of shares of common stock that is reserved for issuance under the 2021 Plan by 3,900,000. On June 12, 2024, the Company’s stockholders approved an amendment (“Amendment No. 3”) to the Company’s 2021 Plan. Amendment No. 3 increased the number of shares of common stock that is reserved for issuance under the 2021 Plan by 7,000,000. As of December 31, 2024, 8,019,151 shares remained available for issuance under the 2021 Plan.

2019 Inducement Plan - Awards under the 2019 Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). For the avoidance of doubt, neither consultants nor advisors shall be eligible to participate in the 2019 Inducement Plan. Each person who is granted an Award under the 2019 Inducement Plan is deemed a “Participant”. On December 10, 2020, the board of directors of the Company amended the 2019 Inducement Plan to increase the aggregate number of shares issuable by 554,000 shares of common stock to 1,054,000. On February 20, 2024, the Company’s board of directors amended the 2019 Inducement Plan to increase the aggregate number of shares issuable thereunder from 1,054,000 to 3,804,000 shares of common stock. On April 16, 2024, the board of directors of the Company further amended the 2019 Inducement Plan to increase the aggregate number of shares issuable thereunder from 3,804,000 to 4,804,000 shares of common stock. On October 4, 2024, the board of directors of the Company further amended the 2019 Inducement Plan to increase the aggregate number of shares issuable thereunder from 4,804,000 to 6,054,000 shares of common stock. As of December 31, 2024, 848,373 shares remained available for issuance under the 2019 Inducement Plan.

ESPP – The number of shares initially reserved for issuance under the ESPP was 207,402 shares of common stock. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2023, the number of shares available for issuance under the ESPP increased by 207,402. On January 1, 2024, the number of shares available for issuance under the ESPP increased from 398,784 to 606,186. As of December 31, 2024, 393,055 shares of common stock remained available for issuance.

Stock options granted pursuant to the Stock Plans, excluding awards under the ESPP, are granted at exercise prices not to be less than the fair value of common shares as of the date of grant. They generally require a service period of 4 years and generally vest monthly, or 1/4 on the first anniversary of the grant date, with the remainder vesting monthly over the remaining three years. Stock Options granted under the 2019 Inducement Plan may in addition be subject to performance-based vesting. The maximum contractual term of Stock Options granted under the Stock Plans is generally 10 years. RSUs granted pursuant to the Stock Plans generally require a service period of 3 years and generally vest 1/3 on each anniversary of the grant date. Certain RSUs granted to certain newly hired executive and senior-level employees in the year ended December 31, 2024 require a service period of 3 years and vest quarterly. An immaterial number of RSUs granted to employees in the year ended December 31, 2024 vest fully on the first anniversary of the grant and are, in addition, subject to performance conditions.

Valuation of Awards

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The Company utilizes the simplified method because the Company does not have sufficient historical exercise data over the life of awards to provide a reasonable basis upon which to estimate expected term. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses its historical volatility to estimate expected volatility.

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended
	December 31,
	2024	2023	2022
Risk-free interest rate	4.11%	3.72%	2.10%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	80.12%	77.32%	81.14%
Expected dividend yield	0.0%	0.0%	0.0%

For RSUs, the grant date fair value is the closing price of the Company’s stock on the grant date.

Stock Options

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Issuable	Exercise	Contractual	Intrinsic
	Under Options	Price	Term	Value
			(In years)
Outstanding as of December 31, 2023	16,136,791	$7.51	6.10	$3,364
Granted	9,207,383	7.62
Exercised	(3,112,976)	4.74
Cancelled/forfeited	(2,343,515)	8.07
Outstanding as of December 31, 2024	19,887,683	$7.93	6.05	$41,570
Options vested and expected to vest as of December 31, 2024	18,406,424	$8.10	5.89	$37,139
Options exercisable as of December 31, 2024	11,419,466	$8.26	3.90	$27,814

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $11,102, $275 and $186 during the years ended December 31, 2024, 2023 and 2022, respectively.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $5.59, $2.74 and $4.95 per share, respectively.

RSUs

The following table summarizes the Company’s activity of unvested RSUs:

		Weighted
		average
		grant date
	RSU's	fair value

Unvested balance at December 31, 2023	1,627,341	$4.40
Granted	3,628,824	7.89
Released	(1,277,398)	5.84
Cancelled/forfeited	(589,163)	4.79
Unvested balance at December 31, 2024	3,389,604	$7.52

Each RSU is equivalent to one share of common stock upon vesting. Holders of RSUs are not entitled to vote on any matters and are not entitled to dividends.

Stock-based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,

	2024	2023	2022
Research and development	$9,276	$4,508	$4,166
Selling and marketing	3,071	3,682	4,684
General and administrative	20,762	9,635	8,114
	$33,109	$17,825	$16,964

As of December 31, 2024, the Company had an aggregate of $53,813 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.8 years.

14. Employee Benefits

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation based on a pre-tax or post-tax basis as elected by the participants. Company contributions to the plan may be made at the discretion of the board of directors. For the years ended December 31, 2024, 2023 and 2022, the Company has made contributions of $675, $625, and $593, respectively, to the 401(k) Plan.

15. Income Taxes

During the years ended December 31, 2024, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
Research and development tax credits	3.5	3.6	5.4
State taxes, net of federal benefit	1.8	2.0	2.6
Stock-based compensation	(1.9)	(2.3)	(2.1)
Derivative liability	—	—	2.7
Change in tax rate	—	(0.4)	1.4
Debt extinguishment	(1.9)	—	—
Other	(1.1)	(0.2)	(0.1)
Change in the valuation allowance	(21.4)	(23.7)	(30.9)
Effective income tax rate	—%	—%	—%

Changes in the valuation of the Royalty Fee Derivative Liability, except to the extent that they relate to actual royalties paid or accrued, do not provide a future tax benefit. To the extent the deferred tax asset related to the Royalty Fee Derivative Liability exceeds the deferred tax liability related to the Barings Credit Agreement, the excess is recorded as a permanent item.

Net deferred tax assets consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$134,571	$120,971
Tax credit carryforwards	29,311	22,597
Capitalized start-up costs	—	121
Capitalized research and development expenses, net - Sec. 59(e):	1,814	3,570
Capitalized research and development expenses, net Sec. 174	38,244	19,491
Operating lease liabilities	1,693	1,970
Derivative liability	3,082	6,981
Stock-based Awards	9,976	10,443
Accrued expenses and other	10,186	8,433
Total deferred tax assets	228,877	194,577
Valuation allowance	(225,248)	(183,737)
Net deferred tax assets	3,629	10,840

Deferred tax liabilities:
Operating lease right of use assets	(1,383)	(1,507)
Convertible Notes	—	(6,603)
Barings Credit Facility	(2,246)	(2,730)
Total deferred tax liabilities	(3,629)	(10,840)
Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024, 2023 and 2022, resulting primarily from increases in net operating loss carryforwards, additions to and amortization of capitalized research and development expenses, and increases in research and development tax credit carryforwards, were as follows:

	Year Ended December 31,
	2024	2023	2022
Valuation allowance as of beginning of year	$183,737	$164,546	$142,637
Increases recorded to income tax provision	41,511	19,191	21,909
Valuation allowance as of end of year	$225,248	$183,737	$164,546

As of December 31, 2024, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $538,025 and $385,224, respectively. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2026. The Company’s federal NOLs generated for the years ended on or after December 31, 2018, which amount to a total of $412,220, can be carried forward indefinitely, although the deduction for such NOLs is limited to 80% of current year taxable income. As of December 31, 2024, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $19,666 and $11,848, respectively, which begin to expire in 2026 and 2025, respectively. Utilization of the NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 (“Section 382”) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the NOL carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management considered the Company’s cumulative net losses and concluded that it is more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2024, 2023 and 2022.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2024, 2023 or 2022.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations that are expected to have a material impact on the Company’s Consolidated Financial Statements. The Company’s tax years are still open under statute from the Company’s fiscal year 2021 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods.

16. Net Loss Per Share

Basic net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
	2024	2023	2022
Numerator:
Net loss attributable to common stockholders	$(193,506)	$(80,736)	$(71,038)
Denominator:
Weighted average common shares outstanding, basic	158,265,162	79,827,362	76,875,035
Net loss per share - basic	$(1.22)	$(1.01)	$(0.92)

Diluted net loss per share was calculated as follows for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Net loss attributable to common stockholders, basic	$(80,736)	$(71,038)
Interest expense on Convertible Notes	4,172	4,596
Gain on extinguishment of debt (Note 9)	(14,907)	—
Change in fair value of derivative liability	4,502	(13,841)
Net loss attributable to common stockholders, diluted	$(86,969)	$(80,283)

Weighted average common shares outstanding, basic	79,827,362	76,875,035
Shares issuable in connection with conversion of Convertible Notes, as if converted	5,769,232	5,769,232
Weighted average common shares outstanding, diluted	85,596,594	82,644,267

Net loss per share attributable to common stockholders, diluted	$(1.02)	$(0.97)

For the year ended December 31, 2024, there was no dilutive impact from potentially issuable common shares. Therefore, diluted net loss per share was the same as basic net loss per share. As of December 31, 2024, the Pre-Funded Warrants (Note 12) are included in the calculation of basic and diluted net loss per share.

The Company excluded the following common stock equivalents, outstanding as of December 31, 2024, 2023 and 2022 from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2024, 2023 and 2022 because they had an anti-dilutive impact due to the net loss incurred for the periods.

	December 31,
	2024	2023	2022
Options to purchase common stock	19,887,683	16,136,791	13,669,711
Restricted stock units	3,389,604	1,627,341	1,092,682
	23,277,287	17,764,132	14,762,393

17. Segment Reporting

The Company operates as a single operating segment. Its operations consist of developing and commercializing innovative therapies for retinal diseases and other eye conditions based on its ELUTYX proprietary bioresorbable hydrogel-based formulation technology.

Resources are allocated and performance is assessed by the Company’s Chief Executive Officer and the Company’s Chief Financial Officer and Chief Operating Officer, who the Company has determined to be, collectively, the Company’s Chief Operating Decision Maker (“CODM”).

The Company’s research and development function is responsible for research and discovery of new product candidates, and the pre-clinical and clinical development of, and related registration efforts for, the Company’s product candidates. The Company’s operations and technical function is responsible for supply chain, the manufacturing of the Company’s commercial products and clinical trial material, and facilities. The Company’s sales and marketing function is responsible for the commercialization of its products and market access activities. The Company’s operations are supported by corporate functions. Managing and allocating resources on a total company basis enables the Company’s CODM to assess the overall level of resources available and how to best deploy these resources across functions and development projects in line with the Company’s strategy. Consistent with this approach, the CODM uses consolidated, single-segment financial information for the purposes of developing budgets and forecasts, assessing performance, allocating resources, and setting incentive targets.

The accounting policies for the Company’s one segment are the same as those described in Note 2 Summary of Significant Accounting Policies. The CODM evaluates the performance of its one segment and allocates resources based on Net Loss.

The following table provides information about the Company’s single segment:

	Year Ended December 31,

	2024	2023	2022
Revenue	$63,723	$58,443	$51,494
Cost of Product Revenue	5,626	5,281	4,540
Research & Development (a)
Direct Program Expenses
AXPAXLI for wet AMD	57,507	8,750	5,296
Other clinical and preclinical programs	8,099	11,191	7,892
Unallocated expenses
Personnel costs	28,625	22,617	20,854
All other costs	16,236	5,720	8,510
Selling & Marketing (a)	38,029	36,564	34,920
General & Administrative (a)	38,861	23,838	23,766
Facilities (b)	5,626	6,056	5,297
Stock-based compensation	33,109	17,825	16,964
Depreciation	3,786	2,983	2,109
Interest income	20,282	3,983	798
Interest expense	(13,577)	(11,338)	(7,022)
Other non-operating items	(28,430)	9,001	13,840
Net Loss	$(193,506)	$(80,736)	$(71,038)

(a)	excluding stock-based compensation, depreciation, and facilities expenses
(b)	excluding stock-based compensation and depreciation

For the years ended December 31, 2024, 2023 and 2022, respectively, the Company has generated all of its Product Revenue, net, in the United States. Collaboration revenue is attributable to a customer in China (Note 3). All of the Company’s long-lived assets were located in the United States. Refer to Note 11 for information regarding the Company’s major customers.

18. Commitments and Contingencies

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

19. Related Party Transactions

The Company has engaged Boston Image Reading Center LLC (“BIRC”) to provide certain clinical development-related services to the Company. Nadia Waheed, M.D. M.P.H., who has served as the Company’s Chief Medical Officer since June 1, 2024, is a Director of BIRC. For the year ended December 31, 2024, the Company incurred fees for clinical development-related services rendered by BIRC while being deemed a related party since June 1, 2024 of $81. As of December 31, 2024, there was $0 and $5 recorded in accounts payable and accrued expenses for BIRC, respectively.

Jeffrey Heier, M.D., a former member of the Company’s Board of Directors and the Company’s current Chief Scientific Officer, and Peter Kaiser, M.D., the Company’s Chief Development Officer since April 16, 2024, are each affiliated with i2Vision, Inc. and its affiliated entities (collectively “i2Vision”). The Company has engaged i2Vision to provide services with respect to the clinical advancement of AXPAXLI. For the year ended December 31, 2024, the Company incurred fees and expenses related to services rendered by i2Vision of $2,368, including $526 for pass-through costs. The Company incurred fees and expenses related to services rendered by i2Vision of $271, including $102 for pass-through costs, for the year ended December 31, 2023, and $131, including $0 for pass-through costs, for the year ended December 31, 2022. As of December 31, 2024 and 2023, there was $132 and $0 recorded in accounts payable for i2Vision, respectively. As of December 31, 2024 and 2023, there was $383 and $0 recorded in accrued expenses for i2Vision, respectively. As of December 31, 2024 and 2023, there was $176 and $0 recorded in prepaid expenses and other current assets for i2Vision, respectively.

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. Christopher White, who served as the Company’s Chief Business Officer until March 6, 2024, is the brother of a partner at WilmerHale who has not participated in providing legal services to the Company. Upon Mr. White’s departure, WilmerHale ceased to be a related party to the Company. For the year ended December 31, 2024, the Company incurred fees for legal services rendered by WilmerHale while being deemed a related party through March 31, 2024 of $1,080. The Company incurred fees for legal services rendered by WilmerHale of approximately $1,472 and $959 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $298 recorded in accounts payable for WilmerHale. As of December 31, 2023, there was $0 recorded in accrued expenses for WilmerHale.

The Company had engaged Heier Consulting, LLC (“Heier Consulting”), an entity affiliated with Dr. Heier, to provide advice or expertise on one or more of the Company’s development-stage drug or medical device products relating to retinal diseases or conditions under a consultant agreement (the “Consultant Agreement”). On February 21, 2024, the Company entered into an employment agreement with Dr. Heier (the “Heier Employment Agreement”) under which Dr. Heier agreed to serve as Chief Scientific Officer of the Company. In connection with entering into the Heier Employment Agreement, the Heier Consulting Agreement was terminated. In addition, in connection with his commencement of employment, Dr. Heier resigned from the Company’s board of directors, effective February 21, 2024. Compensation for the consulting services was in the form of cash and stock-based awards. The total grant date fair value of stock-based awards granted to Dr. Heier was $96, which was recognized to expense on a straight-line basis over the respective vesting periods. The Company incurred cash-based fees for services rendered by Heier Consulting before termination of the Consultant Agreement of approximately $5 for the year ended December 31, 2024. The Company incurred cash-based fees for services rendered by Heier Consulting of approximately $32 and $24 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there were $6 recorded in accounts payable for Heier Consulting. As of December 31, 2023, there were $0 recorded in accrued expenses for Heier Consulting, respectively.

20. Subsequent Events

No subsequent events noted.