Form 10-Q
period 2025-03-31
OCULAR THERAPEUTIX, INC
filed 2025-05-05
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, there were 159,299,736 shares of Common Stock, $0.0001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the Securities and Exchange Commission, or the SEC, on March 3, 2025, in each case, particularly in the section captioned “Risk Factors”, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, licensing agreements or investments we may make.

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

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$349,681	$392,102
Accounts receivable, net	25,221	32,388
Inventory	3,269	3,040
Prepaid expenses and other current assets	9,523	13,457
Total current assets	387,694	440,987
Property and equipment, net	10,784	9,389
Restricted cash	1,614	1,614
Operating lease assets	5,828	5,945
Total assets	$405,920	$457,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,626	$4,176
Accrued expenses and other current liabilities	31,080	35,117
Deferred revenue	64	128
Operating lease liabilities	2,156	1,933
Total current liabilities	37,926	41,354
Other liabilities:
Operating lease liabilities, net of current portion	4,866	5,345
Derivative liability	13,852	13,246
Deferred revenue, net of current portion	14,000	14,000
Notes payable, net	69,202	68,505
Other non-current liabilities	144	141
Total liabilities	139,990	142,591
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 and 400,000,000 shares authorized and 159,262,024 and 157,749,490 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	1,221,051	1,206,412
Accumulated deficit	(955,137)	(891,084)
Total stockholders’ equity	265,930	315,344
Total liabilities and stockholders’ equity	$405,920	$457,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Product revenue, net	$10,634	$14,715
Collaboration revenue	64	59
Total revenue, net	10,698	14,774
Costs and operating expenses:
Cost of product revenue	1,262	1,326
Research and development	42,857	20,735
Selling and marketing	14,148	10,183
General and administrative	16,348	14,147
Total costs and operating expenses	74,615	46,391
Loss from operations	(63,917)	(31,617)
Other income (expense):
Interest income	3,826	3,922
Interest expense	(2,984)	(4,051)
Change in fair value of derivative liabilities	(978)	(5,152)
Loss on extinguishment of debt	—	(27,950)
Total other expense, net	(136)	(33,231)
Net loss	$(64,053)	$(64,848)
Net loss per share, basic	$(0.38)	$(0.49)
Weighted average common shares outstanding, basic	169,396,989	132,021,945
Net loss per share, diluted	$(0.38)	$(0.49)
Weighted average common shares outstanding, diluted	169,396,989	132,021,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(64,053)	$(64,848)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,456	7,978
Non-cash interest expense	1,436	1,968
Change in fair value of derivative liabilities	978	5,152
Depreciation and amortization expense	981	920
Loss on extinguishment of debt	—	27,950
Changes in operating assets and liabilities:
Accounts receivable	7,167	(367)
Prepaid expenses and other current assets	3,934	128
Inventory	(229)	(269)
Accounts payable	7	1,693
Operating lease assets	117	413
Accrued expenses	(5,145)	(14,031)
Deferred revenue	(64)	(59)
Operating lease liabilities	(256)	(515)
Net cash used in operating activities	(44,671)	(33,887)
Cash flows from investing activities:
Purchases of property and equipment	(1,933)	(255)
Net cash used in investing activities	(1,933)	(255)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,183	4,870
Proceeds from issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	—	316,353
Net cash provided by financing activities	4,183	321,223
Net increase in cash, cash equivalents and restricted cash	(42,421)	287,081
Cash, cash equivalents and restricted cash at beginning of period	393,716	197,571
Cash, cash equivalents and restricted cash at end of period	$351,295	$484,652
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,140	$12,967
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$564	$392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2024	157,749,490	$16	$1,206,412	$(891,084)	$315,344
Issuance of common stock upon exercise of stock options	880,115	—	4,183	—	4,183
Issuance of common stock upon vesting of restricted stock units	632,419	—	—	—	—
Stock-based compensation expense	—	—	10,456	—	10,456
Net loss	—	—	—	(64,053)	(64,053)
Balances at March 31, 2025	159,262,024	$16	$1,221,051	$(955,137)	$265,930

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

Ocular Therapeutix, Inc.

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is a fully-integrated biopharmaceutical company committed to redefining the retina experience. AXPAXLI (also known as OTX-TKI), the Company’s investigational product candidate for retinal disease, is an axitinib intravitreal hydrogel based on its ELUTYX proprietary bioresorbable hydrogel-based formulation technology. AXPAXLI is currently in two repeat-dosing Phase 3 clinical trials for the treatment of wet age-related macular degeneration (“wet AMD”), which the Company refers to as the SOL-1 and the SOL-R trials. The Company has also completed a Phase 1 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy (“NPDR”), which the Company refers to as the HELIOS trial. The Company is currently planning its next steps for AXPAXLI for the treatment of NPDR and diabetic macular edema (“DME”).

The Company also leverages the ELUTYX technology in its commercial product DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of ocular inflammation and pain following ophthalmic surgery in adults and pediatric patients and ocular itching associated with allergic conjunctivitis in adults and pediatric patients aged two years or older, and in its investigational product candidate PAXTRAVA (also known as OTX-TIC), which is a travoprost intracameral injection that is currently in a Phase 2 clinical trial for the treatment of open-angle glaucoma (“OAG”) or ocular hypertension (“OHT”).

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

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of March 31, 2025, the Company had an accumulated deficit of $955,137. Based on its current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses and capital expenditures, the Company believes that its existing cash and cash equivalents of $349,681 as of March 31, 2025 will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these unaudited condensed consolidated financial statements while the Company observes a minimum liquidity covenant of $20,000 in its credit facility (Note 7).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are consistent with those described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2025. The following information updates, and should be read in conjunction with, the significant accounting policies described in Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

Accounting for Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees, directors, and nonemployees at the fair value on the date of the grant. The fair value of the awards is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. For awards with both service and market conditions, the Company generally determines the requisite service period as the longer of the service period and the period derived from the underlying valuation. The straight-line method of expense recognition is applied to all awards with either service-only conditions or both service and market conditions. For awards that include both service and performance conditions, the Company starts recognizing the fair value of the awards as expense when achievement of the underlying performance conditions is probable, based on the portion of the requisite service period completed.

The Company recognizes compensation expense for only the portion of awards that is expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to stock-based compensation expense in future periods.

Compensation expense related to shares purchased through the Company’s employee stock purchase plan, which is considered compensatory, is based on the estimated fair value of the shares on the offering date, including consideration of the discount and the look-back period. The Company estimates the fair value of the shares using a Black-Scholes option pricing model. Compensation expense is recognized over the six-month withholding period prior to the purchase date.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2024 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024 have been made. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes - Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity’s effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its consolidated financial statements.

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

The terms and conditions of the Incept License Agreement are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

Royalties paid under this agreement related to product sales (the “Incept Royalties”) were $511 and $440 for the three months ended March 31, 2025 and 2024, respectively. The Incept Royalties have been charged to cost of product revenue.

AffaMed License Agreement (out-licensing)

On October 29, 2020, the Company entered into a license agreement (“AffaMed License Agreement”) with AffaMed Therapeutic Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis and for the Company’s PAXTRAVA product candidate (collectively the “AffaMed Licensed Products”) regarding OAG or OHT, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

The terms and conditions of the AffaMed License Agreement are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

The Company recognized collaboration revenue related to its performance obligation regarding the conduct of a Phase 2 clinical trial of PAXTRAVA (the “Phase 2 Clinical Trial of PAXTRAVA performance obligation”) of $64 and $59 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the aggregate amount of the transaction price allocated to the partially unsatisfied Phase 2 Clinical Trial of PAXTRAVA performance obligation was $64. This amount is expected to be recognized as this performance obligation is satisfied through June 2025.

Deferred revenue activity for the three months ended March 31, 2025 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2024	$14,128
Amounts recognized into revenue	(64)
Deferred revenue at March 31, 2025	$14,064

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

	March 31,	March 31,
	2025	2024
Cash and cash equivalents	$349,681	$482,888
Restricted cash (current)	—	150
Restricted cash (non-current)	1,614	1,614
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$351,295	$484,652

The Company held restricted cash as security deposits for its real estate leases.

5. Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$187	$214
Work-in-process	1,805	1,489
Finished goods	1,277	1,337
	$3,269	$3,040

6. Expenses

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued payroll and related expenses	$8,383	$14,272
Accrued rebates and programs	4,465	5,265
Accrued professional fees	3,595	1,879
Accrued research and development expenses	12,301	11,054
Accrued interest payable on Barings Credit Facility (Note 9)	736	592
Accrued other	1,600	2,055
	$31,080	$35,117

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

A summary of the Barings Credit Facility at March 31, 2025 and December 31, 2024 is as follows:

	March 31,	December 31,
	2025	2024
Barings Credit Facility	$82,474	82,474
Less: unamortized discount	(13,272)	(13,969)
Total	$69,202	68,505

As of March 31, 2025, the full principal for the Barings Credit Facility of $82,474 was due for repayment in 2029.

Convertible Notes

On March 1, 2019, the Company issued $37,500 of convertible notes, which accrued interest at an annual rate of 6% of their outstanding principal amount which was payable, along with the principal amount, at maturity unless earlier converted, repurchased or redeemed (as amended the “Convertible Notes”). The terms and conditions of the Convertible Notes are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

The Company has determined that the embedded conversion option was required to be separated from the Convertible Notes and has accounted for the embedded conversion option as a freestanding derivative instrument subject to derivative accounting (the “Conversion Option Derivative Liability”).

On March 28, 2024, the Company issued 5,769,232 shares of its common stock with a total fair value of $52,499 to the holder of the Convertible Notes in connection with the conversion of the principal amount of the Convertible Notes (the “Conversion”) and paid the holder $11,361 for accrued interest. The extinguishment of obligations under the Convertible Notes and the resulting derecognition of the principal of the Convertible Notes ($37,500), the unamortized discount ($27,950), and the Conversion Option Derivative Liability ($15,000), resulted in a net loss of $27,950, which was charged to loss on extinguishment of debt on the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024.

8. Derivative Liability

Barings Credit Agreement

The Barings Credit Agreement (Note 7) contains the embedded Barings Royalty Fee Obligation, which meets the criteria to be bifurcated and accounted for separately from the Barings Credit Facility (the “Royalty Fee Derivative Liability”). The Royalty Fee Derivative Liability was recorded at fair value upon the entering into the Barings Credit Facility and is subsequently remeasured to fair value at each reporting period. The Royalty Fee Derivative Liability was initially valued and is remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis with the embedded Barings Royalty Fee Obligation and then valuing the instrument without the embedded Barings Royalty Fee Obligation. Royalty payments are estimated using a Monte Carlo simulation. Refer to Note 9 for details regarding the determination of fair value.

A roll-forward of the Royalty Fee Derivative Liability is as follows:

Royalty Fee Derivative Liability
Balance at December 31, 2024	$13,246
Change in fair value	606
Balance at March 31, 2025	$13,852

Convertible Notes

The Convertible Notes (Note 7), which were extinguished in March 2024, contained the Conversion Option Derivative Liability, an embedded conversion option that met the criteria to be bifurcated and accounted for separately from the Convertible Notes. The Conversion Option Derivative Liability was recorded at fair value upon the issuance of the Convertible Notes and was subsequently remeasured to fair value at each reporting period. The Conversion Option Derivative Liability was initially valued and was subsequently remeasured using a “with-and-without” method. The “with-and-without” methodology involved valuing the whole instrument on an as-is basis with the embedded conversion option and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option was the fair value of the derivative, recorded as the Conversion Option Derivative Liability.

9. Risks and Fair Value

Concentration of Credit Risk and of Significant Suppliers and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company has its cash and cash equivalents balances at three accredited financial institutions, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Three specialty distributor customers accounted for the following percentages of the Company’s total revenue:

	Three Months Ended March 31,

	2025	2024
Customer 1	39%	51%
Customer 2	24	20
Customer 3	8	13

Three specialty distributor customers accounted for the following percentages of the Company’s accounts receivable, net:

	As of
	March 31,	December 31,
	2025	2024
Customer 1	47%	46%
Customer 2	27	28
Customer 3	7	8

Change in Fair Value of Derivative Liabilities

Other income (expenses) from the change in the fair values of derivative liabilities as presented on the Company’s consolidated statements of operations and comprehensive loss includes the following:

	Three Months Ended
	March 31,
	2025	2024
Change in the fair value of the Conversion Option Derivative Liability	$—	$2,598
Change in the fair value of Royalty Fee Derivative Liability	(606)	(7,235)
Barings Royalty Fee	(372)	(515)
Total	$(978)	$(5,152)

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$334,599	$—	$—	$334,599

Liability:
Derivative liability	$—	$—	$13,852	$13,852

	Fair Value Measurements as of
	December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,112	$—	$—	$378,112

Liability:
Derivative liability	$—	$—	$13,246	$13,246

Barings Credit Agreement and Royalty Fee Derivative Liability

At March 31, 2025, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $69,938, comprised of the $69,202 non-current liability (Note 7) and $736 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $74,200 at March 31, 2025. At December 31, 2024, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $69,097, comprised of the $68,505 non-current liability (Note 7) and $592 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $73,608 at December 31, 2024.

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

The main inputs to valuing the Royalty Fee Derivative Liability are as follows:

	As of
	March 31,	December 31,
	2025	2024
Revenue volatility	56.7%	64.0%
Revenue discount rate	15.5%	16.0%

10. Equity

In June 2024, the Company adopted an amendment to its restated certificate of incorporation, as amended, increasing the number of the authorized shares of its common stock by 200,000,000 shares to 400,000,000 shares.

In February 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement an aggregate of 32,413,560 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a price of $7.52 per share, and, to certain Investors in lieu of Shares, pre-funded warrants to purchase 10,805,957 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a price of $7.519 per Pre-Funded Warrant (the “2024 Private Placement”). Each Pre-Funded Warrant issued in the 2024 Private Placement has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until the Pre-Funded Warrant is exercised in full. The 2024 Private Placement closed on February 26, 2024. The Company received total net proceeds from the 2024 Private Placement of approximately $316,353 after deducting placement agent fees and offering expenses. The Company accounts for the Pre-Funded Warrants as a component of permanent equity. In connection with entering into the Securities Purchase Agreement, also on February 21, 2024, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to register for resale the Shares and the shares of the Company’s common stock issuable upon exercise of the Pre-Funded Warrants (together with the Shares, the “Registrable Securities”). The Company filed a registration statement regarding the Registrable Securities on Form S-3 with the SEC on March 25, 2024.

In March 2024, the Company issued 5,769,232 shares of its common stock to the holder of the Convertible Notes in connection with the Conversion. The newly issued shares of common stock were valued at fair value, being the closing price of the Company’s common stock on that day, and resulted in an increase in additional paid-in capital of $52,499.

In August 2021, the Company and Jefferies LLC (“Jefferies”) entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100,000 from time to time through Jefferies, acting as agent. In November 2023, the Company filed a prospectus in connection with the 2021 Sales Agreement for the issuance and sale of common stock having an aggregate offering price of up to $100,000 thereunder (the “Sales Agreement Prospectus”). The Company has not offered or sold shares under the 2021 Sales Agreement since the filing of the Sales Agreement Prospectus including during the three months ended March 31, 2025 and 2024, respectively.

11. Stock-Based Awards

For the three months ended March 31, 2025, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the 2014 Employee Stock Purchase Plan (the “ESPP”) (collectively, the “Stock Plans”). The 2021 Plan and the 2019 Inducement Plan provide for the grant of non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock appreciation rights and other stock-based awards. The 2021 Plan also provides for the grant of incentive stock options.

The terms and conditions of the Stock Plans are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

As of March 31, 2025, 2,346,204, 635,606, and 393,055 shares of common stock remained available for issuance under the 2021 Plan, the 2019 Inducement Plan, and the ESPP, respectively.

Stock options, RSUs and PSUs

During the three months ended March 31, 2025, the Company granted options to purchase 3,223,226 shares of common stock at a weighted exercise price of $7.40 per share. Of these, options to purchase 3,057,334 shares of common stock were granted under the 2021 Plan, and options to purchase 165,892 shares of common stock were granted under the 2019 Inducement Plan.

During the three months ended March 31, 2025, the Company granted 2,313,896 RSUs. Of these, 2,267,021 RSUs were granted under the 2021 Plan, and 46,875 RSUs were granted under the 2019 Inducement Plan. Each RSU is settleable for one share of common stock upon vesting.

On February 11, 2025, the Company granted 1,500,000 PSUs to its Executive Chairman, President and Chief Executive Officer under the 2021 Plan. Each PSU is settleable for one share of common stock upon vesting. The PSUs are allocated equally across four tranches, which can be earned during a five-year performance period commencing on the grant date (the “Performance Period”), if the Company’s consecutive 60-day closing stock price average meets or exceeds per share price hurdles of $15.00, $20.00, $25.00 and $30.00, as applicable. All PSUs are subject to a service condition. The PSUs earned during the first three years of the Performance Period are subject to additional service-based vesting requirements through the third anniversary of the grant date. The fair value of each tranche of the PSUs was estimated using a Monte Carlo simulation. The main inputs to valuing each tranche include the risk-free interest rate, expected volatility, the contractual term of five years, and no expected dividend yield. The requisite service period for each tranche was derived from the Monte Carlo simulation, taking into account the three-year minimum service requirement. On February 11, 2025, the Company’s board of directors also approved a grant of 2,750,000 performance stock options (the “Performance Option Award”) to the Company’s Executive Chairman, President and Chief Executive Officer under the 2021 Plan which can be earned based on the same conditions as those described above for the PSUs. The Performance Option Award is contingent upon stockholder approval of an increase in the number of shares of common stock authorized under the 2021 Plan and is, in accordance with the guidance of Accounting Standards Codification Topic 718 Compensation—Stock Compensation, not deemed granted for financial accounting purposes until such approval is obtained.

During the three months ended March 31, 2025, 1,048,631 stock options and 102,777 RSUs expired or were forfeited.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options, RSUs and PSUs in the following expense categories of its unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
	2025	2024
Research and development	$3,018	$1,453
Selling and marketing	1,177	837
General and administrative	6,261	5,688
	$10,456	$7,978

During the three months ended March 31, 2025, the Company modified the terms of certain stock options and RSUs that were previously granted to former executives of the Company, resulting in incremental stock-based compensation expense of $1,542.

As of March 31, 2025, the Company had an aggregate of $82,580 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.88 years.

12. Income Taxes

The Company did not provide for any income taxes in its unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, respectively. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2025 and December 31, 2024, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

13. Net Loss Per Share

Basic net loss per share was calculated as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(64,053)	$(64,848)
Denominator:
Weighted average common shares outstanding, basic	169,396,989	132,021,945
Net loss per share - basic	$(0.38)	$(0.49)

For the three months ended March 31, 2025 and 2024, respectively, there was no dilutive impact from potentially issuable common shares, therefore, diluted net loss per share was the same as basic net loss per share. As of March 31, 2025 and 2024, respectively, the Pre-Funded Warrants (Note 10) are included in the calculation of basic and diluted net loss per share.

The Company excluded the following potentially issuable common shares, outstanding as of March 31, 2025 and 2024, respectively, from the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024, respectively, because they had an anti-dilutive impact:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	21,182,163	20,660,472
Restricted stock units	4,968,304	3,253,436
Performance stock units	1,500,000	—
	27,650,467	23,913,908

14. Segment Reporting

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

The following table provides information about the Company’s single segment:

	Three Months Ended March 31,
	2025	2024
Revenue	$10,698	$14,774
Cost of product revenue	1,262	1,326
Research and development (a)
Direct program expenses
AXPAXLI for wet AMD	24,455	5,493
Other clinical and preclinical programs	1,081	3,215
Unallocated expenses
Personnel costs	8,983	7,128
All other costs	3,255	802
Selling and marketing (a)	12,817	9,262
General and administrative (a)	9,661	8,344
Facilities (b)	1,664	1,923
Stock-based compensation	10,456	7,978
Depreciation	981	920
Interest income	3,826	3,922
Interest expense	(2,984)	(4,051)
Loss from debt extinguishment	—	(27,950)
Other non-operating items	(978)	(5,152)
Net loss	$(64,053)	$(64,848)

(a)	excluding stock-based compensation, depreciation, and facilities expenses
(b)	excluding stock-based compensation and depreciation

15. Commitments and Contingencies

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

16. Related Party Transactions

The Company has engaged Boston Image Reading Center LLC (“BIRC”) to provide certain clinical development-related services to the Company. Nadia Waheed, M.D. M.P.H., who has served as the Company’s Chief Medical Officer since June 1, 2024, is a Director of BIRC. For the three months ended March 31, 2025, the Company incurred fees for clinical development-related services rendered by BIRC of $26. As of March 31, 2025 and December 31, 2024, there was $0 and $0 recorded in accounts payable for BIRC, respectively. As of March 31, 2025 and December 31, 2024, there was $17 and $5 recorded in accrued expenses for BIRC, respectively.

Jeffrey Heier, M.D., a former member of the Company’s Board of Directors and the Company’s current Chief Scientific Officer, and Peter Kaiser, M.D., the Company’s current Chief Development Officer, are each affiliated with i2Vision, Inc. and its affiliated entities (collectively “i2Vision”). The Company has engaged i2Vision to provide services with respect to the clinical advancement of AXPAXLI. For the three months ended March 31, 2025, the Company recorded a net credit for fees and expenses related to services rendered by i2Vision that were previously recorded as expense of $165. The Company incurred no fees and expenses related to services rendered by i2Vision for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, there was $7 and $132 recorded in accounts payable for i2Vision, respectively. As of March 31, 2025 and December 31, 2024, there was $(49) and $383 recorded in accrued expenses for i2Vision, respectively. As of March 31, 2025 and December 31, 2024, there was $0 and $176 recorded in prepaid expenses and other current assets for i2Vision, respectively.

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. Christopher White, who served as the Company’s Chief Business Officer until March 6, 2024, is the brother of a partner at WilmerHale who has not participated in providing legal services to the Company. Upon Mr. White’s departure, WilmerHale ceased to be a related party to the Company. For the three months ended March 31, 2024, the Company incurred fees for legal services rendered by WilmerHale of approximately $1,080.

The Company had engaged Heier Consulting, LLC (“Heier Consulting”), an entity affiliated with Dr. Heier, to provide advice or expertise on one or more of the Company’s development-stage drug or medical device products relating to retinal diseases or conditions under a consultant agreement (the “Heier Consulting Agreement”). On February 21, 2024, the Company entered into an employment agreement with Dr. Heier (the “Heier Employment Agreement”) under which Dr. Heier agreed to serve as Chief Scientific Officer of the Company. In connection with entering into the Heier Employment Agreement, the Heier Consulting Agreement was terminated. In addition, in connection with his commencement of employment, Dr. Heier resigned from the Company’s board of directors, effective February 21, 2024. Compensation for the consulting services was in the form of cash and stock-based awards. The total grant date fair value of stock-based awards granted to Dr. Heier was $96, which was recognized to expense on a straight-line basis over the respective vesting periods. The Company incurred cash-based fees for services rendered by Heier Consulting of approximately $5 for the three months ended March 31, 2024 before the termination of the Heier Consulting Agreement.

17. Subsequent Events

No subsequent events noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

Our Company

We are a fully-integrated biopharmaceutical company committed to redefining the retina experience. AXPAXLI (also known as OTX-TKI), our investigational product candidate for retinal disease, is an axitinib intravitreal hydrogel based on our ELUTYX proprietary bioresorbable hydrogel-based formulation technology. AXPAXLI is currently in two repeat-dosing Phase 3 clinical trials for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 and the SOL-R trials. We have also completed a Phase 1 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS trial. We are currently planning our next steps for AXPAXLI for the treatment of NPDR and diabetic macular edema, or DME.

We also leverage the ELUTYX technology in our commercial product DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration, or FDA, for the treatment of ocular inflammation and pain following ophthalmic surgery in adults and pediatric patients and for the treatment of ocular itching associated with allergic conjunctivitis in adults and pediatric patients aged two years or older, and in our investigational product candidate PAXTRAVA (also known as OTX-TIC), which is a travoprost intracameral injection that is currently in a Phase 2 clinical trial for the treatment of open-angle glaucoma, or OAG, or ocular hypertension, or OHT.

Key Business and Financial Developments

AXPAXLI for wet AMD

The SOL-1 trial

We are currently conducting the SOL-1 trial, a repeat-dosing registrational Phase 3 clinical trial for the treatment of wet AMD. The SOL-1 trial is designed as a prospective, multi-center, randomized, parallel-group trial that involves more than 100 trial sites located in the United States and Argentina. The SOL-1 trial is designed as a superiority trial comparing a single optimized dose of AXPAXLI with a drug load of 450 µg of axitinib to a single injection of aflibercept 2 mg and assessing the safety and efficacy of AXPAXLI in subjects with wet AMD. The primary endpoint is the proportion of subjects who maintain visual acuity, defined as a Best Corrected Visual Acuity, or BCVA, loss of fewer than 15 letters on the Early Treatment of Diabetic Retinopathy Study, or ETDRS, letters chart from baseline at Week 36. This superiority trial has an 8-week loading segment with two monthly aflibercept 2 mg intravitreal injections prior to randomization, thereafter a 52-week treatment segment followed by a 52-week safety segment with re-dosing at Weeks 52 and 76. We believe the inclusion of re-dosing in the design of the SOL-1 trial enhances the potential of the trial to support a 6 - 12 month dosing label for AXPAXLI for the treatment of wet AMD and also should provide insights into the long-term durability of AXPAXLI.

The SOL-1 trial completed the randomization of 344 subjects with a diagnosis of active macular choroidal neovascularization at screening in December 2024. Under the study protocol, after initial screening, every enrolled subject received two aflibercept 2 mg loading doses between the screening visit and Day 1: one at Week -8 and another at Week -4. Subjects reaching approximately 20/20 Snellen equivalent vision or experiencing an improvement of at least 10 ETDRS letters after these injections, in addition to satisfying other criteria, were randomized in the trial at Day 1 to receive either one dose of AXPAXLI 450 µg in the investigational arm or one injection of aflibercept 2 mg in the control arm. At Week 52 and at Week 76, all subjects that were randomized in the trial at Day 1, including subjects who previously received supplemental anti-VEGF treatment, are re-dosed with their respective initial treatment of a single dose of AXPAXLI 450 µg in the investigational arm or a single injection of aflibercept 2 mg in the control arm and followed for safety until Week 104. Throughout the trial, subjects are assessed monthly and remain masked to treatment assignment.

We are conducting the SOL-1 trial in accordance with a Special Protocol Assessment, or SPA, agreement, as modified, with the FDA. In January 2025, we submitted a proposed SPA agreement modification to the FDA to add a repeat dose of AXPAXLI 450 µg at Week 52 and at Week 76, in each case, after all pre-defined efficacy endpoint assessments, to generate the required safety data for subjects re-dosed with AXPAXLI through Week 104, to support repeat dosing. We received an agreement letter regarding the SPA agreement modification from the FDA in February 2025.

Retention in the SOL-1 trial remains exceptional and the vast majority of rescues, evaluated on a masked basis, continue to be per protocol. We expect topline results for SOL-1 to be available in the first quarter of 2026.

The SOL-R trial

In June 2024, we initiated the SOL-R trial, a repeat-dosing registrational Phase 3 clinical trial for the treatment of wet AMD. The SOL-R trial is designed as a multi-center, double-masked, randomized (2:2:1), three-arm trial that includes sites located in the U.S. and the rest of the world. The trial is intended to randomize approximately 555 subjects that are either treatment naïve or have been diagnosed with wet AMD in the study eye within about four months prior to enrollment. This non-inferiority trial reflects a patient enrichment strategy over the six months prior to randomization that includes three screening doses of any anti-VEGF therapy, excluding brolucizumab-dbll, and monitoring to exclude those subjects with significant retinal fluid fluctuations. Subjects that continue to meet eligibility will enter a run-in period and receive two loading doses of aflibercept 2 mg prior to Day 1. In the first arm, subjects will receive a 450 µg dose of AXPAXLI at Day 1 and be re-dosed at Weeks 24, 48, and every 24 weeks through the end of year 2. In the second arm, subjects will receive aflibercept 2 mg on-label every 8 weeks. In the third arm, subjects will receive an 8 mg dose of aflibercept (Eylea HD) at Day 1 and will be re-dosed at Weeks 24, 48, and every 24 weeks, corresponding with the AXPAXLI dosing regimen in the first arm to serve as adequate masking pursuant to current FDA guidance. Subjects will be followed for safety until Week 104. Throughout the trial, subjects are assessed monthly. The primary endpoint is non-inferiority in mean change in BCVA from baseline between the AXPAXLI and on-label aflibercept 2 mg arms at Week 56. As per the protocol agreed to by the FDA, the non-inferiority margin for the lower bound is -4.5 letters of mean BCVA when compared to aflibercept 2 mg dosed every eight weeks. The first subject was enrolled in the SOL-R trial in July 2024.

In a written Type C response received in August 2024, and a subsequent written response received in December 2024, the FDA agreed that the SOL-R repeat dosing wet AMD trial, with a primary endpoint at Week 56, should be appropriate as an adequate and well-controlled trial in support of a potential new drug application, or NDA, and product label for AXPAXLI for the treatment of wet AMD. The FDA also noted that the use of one superiority trial and one non-inferiority trial is generally acceptable as the basis of an eventual NDA in wet AMD.

On January 14, 2025, we announced that, as of January 10, 2025, we had enrolled 311 subjects across various stages of loading and randomization in the SOL-R trial. Enrollment continues to be strong following the recent reduction of target randomization from 825 to approximately 555 subjects.

If we were to obtain favorable results from the SOL-1 trial and the SOL-R trial, we plan to submit an NDA with the FDA for marketing approval of AXPAXLI for the treatment of wet AMD.

AXPAXLI for NPDR and DME

We have completed the HELIOS trial of AXPAXLI for the treatment of NPDR. In late March 2025, the FDA provided positive written feedback on the design of a potential registrational clinical trial for AXPAXLI for the treatment of NPDR. We are actively planning our next steps in the development of AXPAXLI for NPDR and DME and expect to provide further details at a later date.

PAXTRAVA for OAG or OHT

We are conducting a pilot repeat-dose sub-study in the Phase 2 clinical trial to evaluate the safety of a repeat, sustained release dose of PAXTRAVA 26 μg in a small subset of subjects with OAG or OHT. Once we have completed the pilot repeat-dose sub-study, we plan to evaluate whether an end-of-Phase 2 meeting with the FDA is appropriate for determining our next steps for PAXTRAVA for the treatment of OAG or OHT.

Commercial

Our net product revenue is generated from the sale of DEXTENZA to specialty distributors, or SDs, for resale to certain ambulatory surgery centers, or ASCs, certain hospital outpatient departments, or HOPDs, and certain physicians’ offices, and from the direct sale by us to ASCs and physicians’ offices. Our net product revenue was $10.6 million for the three months ended March 31, 2025, reflecting a decrease of $4.1 million or 27.7% over the three months ended March 31, 2024. We believe that the decrease in net revenue is primarily attributable to the impact of our pricing strategy on distributor stocking patterns and buying patterns by ASCs, HOPDs and physicians’ offices, as well as the recent inclusion of DEXTENZA into the cost performance category of the Centers for Medicare & Medicaid Services’ Merit-based Incentive Payment System, or MIPS, for 2025. We anticipate that net revenue on a quarterly basis should increase for the remainder of 2025, driven primarily by expected increases in the number of units sold. This potential increase is based on our expectations that clinicians should adjust to the impact of MIPS, and our plans to increase sales efforts directed towards HOPDs, which receive separate payment for DEXTENZA in 2025 after being ineligible for separate payments in 2024.

In-Market Sales, defined as unit sales from the SDs to ASCs, HOPDs, and physicians’ offices, and unit sales made directly by us to ASCs and physicians’ offices, were approximately 40,000 units in the three months ended March 31, 2025, a small decrease of approximately 1,000 units compared to the three months ended March 31, 2024. Differences between DEXTENZA’s net product revenue as recognized in our unaudited condensed consolidated financial statements and In-Market Sales figures are attributable to distributor stocking patterns.

In June 2024, we submitted the data for our clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery to the FDA to fulfill a post-approval requirement of the FDA in connection with the FDA’s prior approval of DEXTENZA for the treatment of inflammation and pain following ophthalmic surgery in adults. We received approval of the supplemental NDA for DEXTENZA on April 7, 2025. Therefore, DEXTENZA is now also approved for use in pediatric patients for the treatment of ocular inflammation and pain following ophthalmic surgery, and in pediatric patients aged 2 years and older for the treatment of ocular itching associated with allergic conjunctivitis. The approval of this supplemental NDA provides for pediatric label expansion. We do not expect to generate significant revenue from the use of DEXTENZA in pediatric patients.

Other Developments

The new U.S. administration has announced or imposed a series of tariffs on U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures. At this time, we do not anticipate the tariffs and changes in trade policies in place as of the filing of this Quarterly Report on Form 10-Q to have a significant adverse effect on our business or operations.

Following recent changes more broadly within the FDA, we have not noticed any disruption in the cadence and nature of our dialogue with the FDA to date and continue to maintain productive interactions.

Components of our Financial Performance

Revenue

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in selling and marketing functions as well as consulting, advertising and promotion costs.

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

Other Income (Expense)

Interest Income. We earn interest income primarily from investments of our cash and cash equivalents in money market funds.

Interest Expense. Interest expense is incurred on our debt. In August 2023, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility, or the Barings Credit Facility, in the aggregate principal amount of $82.5 million. For the three months ended March 31, 2025, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal). For the three months ended March 31, 2024, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal) and our $37.5 million unsecured senior subordinated convertible notes, or the Convertible Notes ($37.5 million outstanding principal through March 28, 2024, no outstanding principal thereafter).

Change in Fair Value of Derivative Liabilities. In August 2023, in connection with entering into the Barings Credit Agreement, we identified an embedded derivative liability, which we were required to measure at fair value at inception and then are required to measure at the end of each reporting period until the embedded derivative is settled. In 2019, in connection with the issuance of our Convertible Notes, we identified an embedded derivative liability, which we were required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative was settled. The settlement of the derivative liability related to the Convertible Notes occurred on March 28, 2024. The changes in fair value of these derivative liabilities are recorded through the condensed consolidated statements of operations and comprehensive loss and are presented under the caption “change in fair value of derivative liabilities”.

Loss on Extinguishment of Debt. In March 2024, the holder of the Convertible Notes converted the Convertible Notes. In connection with the conversion, our obligations under the Convertible Notes extinguished, resulting in a loss on extinguishment.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$10,634	$14,715	$(4,081)
Collaboration revenue	64	59	5
Total revenue, net	10,698	14,774	(4,076)
Costs and operating expenses:
Cost of product revenue	1,262	1,326	(64)
Research and development	42,857	20,735	22,122
Selling and marketing	14,148	10,183	3,965
General and administrative	16,348	14,147	2,201
Total costs and operating expenses	74,615	46,391	28,224
Loss from operations	(63,917)	(31,617)	(32,300)
Other income (expense):
Interest income	3,826	3,922	(96)
Interest expense	(2,984)	(4,051)	1,067
Change in fair value of derivative liabilities	(978)	(5,152)	4,174
Loss on extinguishment of debt	—	(27,950)	27,950
Total other expense, net	(136)	(33,231)	33,095
Net loss	$(64,053)	$(64,848)	$795

Product Revenue, net

Our product revenue, net was $10.6 million and $14.7 million for the three months ended March 31, 2025 and 2024, respectively, reflecting a decrease of $4.1 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total gross-to-net provisions, or GTN Provisions, for the three months ended March 31, 2025 and 2024 were 49.4% and 36.1%, respectively, of gross DEXTENZA product sales. Effective April 1, 2025, we increased the wholesale acquisition cost, or WAC, and we concurrently increased the off-invoice discount, or OID, for DEXTENZA as part of our overall pricing strategy. The OID amounts are generally determined at the time of resale by SDs or direct sales to ASCs or physicians’ offices by us. We are required to estimate the expected GTN Provisions when we sell DEXTENZA to SDs, ASCs and physicians’ offices and accrue for them at that time. The total GTN

Provisions for the three months ended March 31, 2025 therefore include timing effects related to the increased WAC and OID, as units that we sold to SDs under the pre-April 2025 WAC and OID will be subject to the increased WAC and OID to the extent that such units are subsequently sold as In-Market Sales. The GTN Provisions relative to gross DEXTENZA product sales increased as a result of these changes and are expected to increase with any additional anticipated OID increases. We expect that GTN Provisions relative to gross DEXTENZA product sales will remain at this increased level, or might increase further, for the remainder of 2025 and beyond.

Collaboration Revenue

During the three months ended March 31, 2025, we recognized $0.1 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of PAXTRAVA, compared to $0.1 million in the three months ended March 31, 2024. We recognize collaboration revenue based on a cost-to-cost method.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for wet AMD	$24,455	$5,493	$18,962
AXPAXLI for NPDR	192	832	(640)
PAXTRAVA for OAG or OHT	168	993	(825)
DEXTENZA for post-surgical ocular inflammation and pain	714	593	121
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	5	265	(260)
Preclinical programs	2	532	(530)
Unallocated expenses:
Personnel costs	12,001	8,359	3,642
All other costs	5,320	3,668	1,652
Total research and development expenses	$42,857	$20,735	$22,122

Research and development expenses were $42.9 million and $20.7 million for the three months ended March 31, 2025 and 2024, respectively, reflecting an increase of $22.1 million year-over-year.

Within research and development expenses, expenses for clinical programs increased $17.4 million, unallocated expenses increased $5.3 million, and expenses for preclinical programs decreased $0.5 million.

For the three months ended March 31, 2025, we incurred $25.5 million in direct research and development expenses for our products and product candidates compared to $8.7 million for the three months ended March 31, 2024. The increase of $16.8 million is related to timing and conduct of our various clinical trials for our product candidates, including the progression of the SOL-1 trial, the initiation and progression of the SOL-R trial, and the completion of the HELIOS trial.

We expect that direct research and development expenses for our products and product candidates will continue to increase significantly for the remainder of 2025 and beyond as we progress with the SOL-1 and the SOL-R trials; complete our other ongoing clinical trials; and initiate any other clinical trials of our product candidates that we might determine in the future to conduct. We expect that personnel costs will continue to increase for the remainder of 2025 and beyond.

Selling and Marketing Expenses

	Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$8,734	$7,353	$1,381
Professional fees	3,852	1,563	2,289
Facility-related and other	1,562	1,267	295
Total selling and marketing expenses	$14,148	$10,183	$3,965

Selling and marketing expenses were $14.1 million and $10.2 million for the three months ended March 31, 2025 and 2024, respectively, reflecting an increase of $4.0 million year-over-year.

The increase was primarily due to an increase in professional fees of $2.3 million; an increase in personnel-related costs, including stock-based compensation, of $1.4 million; and an increase in facility-related and other costs of $0.3 million.

We expect our selling and marketing expenses to increase for the remainder of 2025 and beyond as we continue to support the commercialization of DEXTENZA and as we initiate marketing-related precommercial activities for AXPAXLI.

General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$11,007	$9,757	$1,250
Professional fees	3,600	3,818	(218)
Facility-related and other	1,741	572	1,169
Total general and administrative expenses	$16,348	$14,147	$2,201

General and administrative expenses were $16.3 million and $14.1 million for the three months ended March 31, 2025 and 2024, respectively, reflecting an increase of $2.2 million year-over-year.

The increase was primarily due to an increase in personnel-related costs, including stock-based compensation, of $1.3 million and an increase of $1.2 million in facility-related and other costs, partially offset by a decrease of $0.2 million in professional fees.

We anticipate that our general and administrative expenses will increase for the remainder of 2025 and beyond, as we continue to further strengthen our leadership team and other certain functions that support our clinical trials of AXPAXLI, including the SOL-1 trial and the SOL-R trial, and our business in general.

Other Income (Expense), Net

Interest Income. Interest income was $3.8 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively, reflecting a decrease of $0.1 million year-over-year.

Interest Expense. Interest expense was $3.0 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively, reflecting a decrease of $1.1 million year-over-year. The decrease is primarily due to lower average balances of debt outstanding as a result of the conversion of the Convertible Notes in March 2024.

Change in Fair Value of Derivative Liabilities. We recognized a net loss from the change in fair values of our derivative liabilities of $1.0 million and $5.2 million for the three months ended March 31, 2025 and 2024, respectively. The net loss for the three months ended March 31, 2025 is comprised of a loss of $0.6 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement, and an expense of $0.4 million related to royalty fees under the Barings Credit Agreement that we paid or accrued. The net loss for the three months ended March 31, 2024 is comprised of a loss of $7.2 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement, and $0.5 million related to royalty fees under the Barings Credit Agreement that we paid or accrued, partially offset by a gain of $2.6 million from the change in the fair value of the derivative liability related to a conversion option embedded in the Convertible Notes. We cannot predict how the fair value of the derivative liability related to the Barings Credit Agreement will change in the remainder of 2025 and beyond.

Loss on Extinguishment of Debt. We recognized a non-cash loss on extinguishment of debt of $28.0 million for the three months ended March 31, 2024, resulting from the conversion of the Convertible Notes in March 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our preferred stock, public offerings and private placements of our common stock and pre-funded warrants to purchase our common stock, borrowings under credit facilities, private placements of our convertible notes, and sales of our products.

As of March 31, 2025, we had cash and cash equivalents of $349.7 million, and outstanding notes payable with a principal amount of $82.5 million par value under the Barings Credit Facility.

In February 2024, we sold 32,413,560 shares of our common stock at $7.52 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 10,805,957 shares of our common stock at a price of $7.519 per pre-funded warrant for total net proceeds of approximately $316.4 million, after deducting placement agent fees and other offering expenses, in a private placement. Each pre-funded warrant has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until exercised in full.

On December 18, 2023, we sold 35,420,000 shares of our common stock in an underwritten public offering at a public offering price of $3.25 per share. The total net proceeds of the public offering to us were approximately $107.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

In August 2023, we borrowed $82.5 million under the Barings Credit Facility and received proceeds of $77.3 million, after the application of an original issue discount and fees.

In August 2021, we entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through Jefferies, acting as agent. In November 2023, we filed a prospectus in connection with the 2021 Sales Agreement for the issuance and sale of common stock having an aggregate offering price of up to $100.0 million thereunder, or the Sales Agreement Prospectus. We have not offered or sold shares under the 2021 Sales Agreement since the filing of the Sales Agreement Prospectus. During the year ended December 31, 2023, we sold 1,514,926 shares of common stock under the 2021 Sales Agreement, resulting in net proceeds to us, after accounting for issuance costs, of $9.5 million.

Funding Requirements

We have a history of incurring significant operating losses. Our net losses were $64.1 million for the three months ended March 31, 2025, and $193.5 million, $80.7 million, and $71.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of March 31, 2025, we had an accumulated deficit of $955.1 million.

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

Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of March 31, 2025 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2028. Our planned operating expenses do not include the expenses necessary to conduct a clinical trial of AXPAXLI for NPDR and DME, or to build out our manufacturing capabilities beyond the buildout of our existing manufacturing facilities. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the progress, costs and outcome of our ongoing clinical trials of AXPAXLI for the treatment of wet AMD;
●	the timing, scope, progress, costs and outcome of a potential registrational clinical program of AXPAXLI for the treatment of NPDR and DME;

●	the costs, timing and outcome of regulatory review of AXPAXLI or our other product candidates by the FDA, the European Medicines Agency, or EMA, or other regulatory authorities;
●	the scope, progress, costs and outcome of preclinical development and any additional clinical trials we might determine in the future to conduct for our other product candidates, including PAXTRAVA for the reduction of intraocular pressure, or IOP, in patients with OAG or OHT;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any of our product candidates for which we obtain marketing approval in the future, including cost increases due to inflation;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we may obtain marketing approval, including AXPAXLI, and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Cash used in operating activities	$(44,671)	$(33,887)
Cash used in investing activities	(1,933)	(255)
Cash provided by financing activities	4,183	321,223
Net increase in cash and cash equivalents	$(42,421)	$287,081

Operating activities. Net cash used in operating activities was $44.7 million for the three months ended March 31, 2025, primarily resulting from our net loss of $64.1 million, partially offset by non-cash adjustments of $13.9 million and net favorable changes in operating assets and liabilities of $5.5 million. Our net loss was primarily attributed to operating expenses of $74.6 million, which we incurred primarily for research and development activities, selling and marketing activities, and general and administrative activities, partially offset by $10.7 million of revenue. Non-cash adjustments primarily include stock-based compensation expense of $10.5 million, non-cash interest expense of $1.4 million, depreciation and amortization expense of $1.0 million, and a net non-cash loss related to changes in the fair value of our derivative liability of $1.0 million. Net cash provided by net favorable changes in our operating assets and liabilities during the three months ended March 31, 2025 consisted primarily of decreases of accounts receivable of $7.2 million, resulting primarily from decreased sales of DEXTENZA, and decreases of prepaid expenses and other current assets of $3.9 million, resulting predominantly from our clinical development activities, partially offset by decreases in accrued expenses of $5.1 million, resulting predominantly from our clinical development activities, and other changes, net, of $0.4 million.

Net cash used in operating activities was $33.9 million for the three months ended March 31, 2024, primarily resulting from our net loss of $64.8 million and net unfavorable changes in operating assets and liabilities of $13.0 million, partially offset by non-cash adjustments of $44.0 million. Our net loss was primarily attributed to operating expenses of $46.4 million, which we incurred primarily for research and development activities, selling and marketing activities, and general and administrative activities, and net non-operating expenses of $33.2 million, resulting predominantly from the loss on debt extinguishment, partially offset by $14.8 million of revenue. Non-cash adjustments primarily include a loss on extinguishment of debt of $28.0 million, stock-based compensation expense of $8.0 million, a non-cash loss related to changes in the fair value of our derivative liabilities of $5.2 million, non-cash interest expense of $2.0 million, and depreciation and amortization expense of $0.9 million. Net cash used by net unfavorable changes in our operating assets and liabilities during the three months ended March 31, 2024 consisted primarily of decreases of accrued expenses of $14.0 million, partially offset by other changes, net, of $1.0 million.

Investing activities. Net cash used in investing activities was $1.9 million for the three months ended March 31, 2025, consisting of cash used to purchase property and equipment and leasehold improvements. Net cash used in investing activities was $0.3 million for the three months ended March 31, 2024, consisting of cash used to purchase property and equipment, primarily consisting of leasehold improvements.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2025 was $4.2 million and consisted of proceeds from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2024 was $321.2 million and consisted of total net proceeds from the issuance of common stock and pre-funded warrants in a private placement of approximately $316.4 million, and proceeds from the exercise of stock options of $4.9 million.

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$8,534	$3,135	4,974	425	—
Barings Credit Agreement	82,474	—	—	82,474	—
Total	$91,008	$3,135	$4,974	$82,899	$—

The table above includes our enforceable and legally binding obligations and future commitments at March 31, 2025, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at March 31, 2025. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

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

The commitments under the Barings Credit Agreement represent repayment of principal only. Future payments of interest under the Barings Credit Agreement depend on the level of the Secured Overnight Financing Rate, or SOFR, and future payments of royalty fees depend on our future revenue from DEXTENZA, both of which cannot be estimated at this time.

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

We define our critical accounting policies as those accounting policies that require us to make subjective estimates and judgments about matters that are uncertain and have had or are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those policies. Our critical accounting policies, which relate to revenue recognition and our derivative liabilities, are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting

Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2025, we had cash and cash equivalents of $349.7 million, which includes cash in operating bank accounts and investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest-rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

As of March 31, 2025, we had a secured term loan facility with a principal amount of $82.5 million under a credit and security agreement with Barings Finance LLC and the lenders party thereto, or the Barings Credit Agreement. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of March 31, 2025, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

We account for the obligation to pay royalty fees embedded in the Barings Credit Agreement as a separate financial instrument, measured at fair value, using a Monte Carlo simulation, which we refer to as the Royalty Fee Derivative Liability. As of March 31, 2025, the Royalty Fee Derivative Liability was valued at $13.9 million. As of March 31, 2025, a 10% increase or decrease of the interest rate used in the valuation model would not have a material effect on the fair value of the Royalty Fee Derivative Liability. Changes of the fair value of the Royalty Fee Derivative Liability have no impact on anticipated cash outflows related to this liability.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our principal executive officer and our principal financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future growth prospects, including those identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission, or SEC, on March 3, 2025, which we refer to as our Annual Report on Form 10-K. Any of the risks and uncertainties described in our Annual Report on Form 10-K could materially and adversely affect our business, financial condition, results of operations and future growth prospects, and such risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Pravin U. Dugel (Executive Chairman, President and Chief Executive Officer)	Adoption (February 11, 2025)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all PSUs that have or may be granted	Sale	Until final settlement of any covered PSUs	Indeterminable (1)

(1)	The number of shares subject to covered PSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s common stock at the time of settlement and the potential future grant of additional PSUs subject to this arrangement. This trading arrangement, which applies to PSUs that have or may be granted, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered PSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

In addition, in Item 9B of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, we inadvertently omitted the disclosure of a new Rule 10b5-1 trading arrangement entered into by one of our officers during the fourth quarter of 2024. The terms of this 10b5-1 trading arrangement are described below:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Todd D.C. Anderman (Chief Legal Officer)	Adoption (October 7, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all RSUs that have or may be granted	Sale	Until final settlement of any covered RSUs	Indeterminable (1)

(1)

The number of shares subject to covered RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. This trading arrangement, which applies to RSUs that have or may be granted, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-36554	8/7/2024	3.1

10.1	Amendment No. 1 to the Employment Agreement by and between the Registrant and Dr. Jeffrey Heier, dated as of March 1, 2025	10-K	001-36554	3/3/2025	10.49

10.2	Amendment No. 2 to the Employment Agreement by and between the Registrant and Dr. Peter Kaiser, dated as of March 1, 2025	10-K	001-36554	3/3/2025	10.52

10.3	Restricted Stock Unit Agreement by and between the Registrant and Dr. Pravin U. Dugel, dated as of February 11, 2025					X

10.4	Performance Stock Unit Agreement by and between the Registrant and Dr. Pravin U. Dugel, dated as of February 11, 2025					X

10.5	Performance Stock Option Agreement by and between the Registrant and Dr. Pravin U. Dugel, dated as of February 11, 2025					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: May 5, 2025	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)