Form 10-Q
period 2025-06-30
OCULAR THERAPEUTIX, INC
filed 2025-08-05
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 173,995,221 shares of Common Stock, $0.0001 par value per share, outstanding.

Ocular Therapeutix, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “designed”, “may”, “might”, “plan”, “predict”, “project”, “target”, “potential”, “goal”, “will”, “would”, “could”, “should”, “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing clinical trials, including our two registrational Phase 3 clinical trials of AXPAXLI for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 and SOL-R trials, and our Phase 2 clinical trial of OTX-TIC for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT;
●	any additional clinical trials we might determine in the future to conduct for AXPAXLI or any other product candidate we determine to develop, including our planned long-term extension study that we might conduct for AXPAXLI for the treatment of wet AMD, and any clinical trials that we might conduct for AXPAXLI for the treatment of patients with non-proliferative diabetic retinopathy, or NPDR, and diabetic macular edema, or DME;
●	determining our next steps for our product candidate OTX-TIC for the treatment of patients with OAG or OHT;
●	our plans to potentially develop, seek regulatory approval for and commercialize AXPAXLI, OTX-TIC and any other product candidates that we might develop based on our proprietary bioresorbable hydrogel-based formulation technology ELUTYX;
●	our commercialization efforts for our product DEXTENZA;
●	our ability to manufacture DEXTENZA and any of our product candidates, including AXPAXLI, in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and any of our product candidates, including AXPAXLI;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of AXPAXLI and any of our other product candidates and DEXTENZA;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for DEXTENZA and any of our product candidates, including AXPAXLI;

●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future, including AXPAXLI;
●	our intellectual property position;
●	the impact of government laws and regulations; and
●	our competitive position.

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

This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. AXPAXLI is a trade name which we use to refer to our OTX-TKI product candidate. The U.S. Food and Drug Administration, or FDA, has not approved AXPAXLI as a product name.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$391,134	$392,102
Accounts receivable, net	30,412	32,388
Inventory	3,039	3,040
Prepaid expenses and other current assets	8,790	13,457
Total current assets	433,375	440,987
Property and equipment, net	10,461	9,389
Restricted cash	1,614	1,614
Operating lease assets	5,883	5,945
Total assets	$451,333	$457,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,889	$4,176
Accrued expenses and other current liabilities	34,417	35,117
Deferred revenue	—	128
Operating lease liabilities	2,625	1,933
Total current liabilities	42,931	41,354
Other liabilities:
Operating lease liabilities, net of current portion	4,408	5,345
Derivative liability	14,024	13,246
Deferred revenue, net of current portion	14,000	14,000
Notes payable, net	69,906	68,505
Other non-current liabilities	148	141
Total liabilities	145,417	142,591
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value; 400,000,000 and 400,000,000 shares authorized and 172,925,389 and 157,749,490 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	17	16
Additional paid-in capital	1,328,850	1,206,412
Accumulated deficit	(1,022,951)	(891,084)
Total stockholders’ equity	305,916	315,344
Total liabilities and stockholders’ equity	$451,333	$457,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$13,395	$16,379	$24,028	$31,094
Collaboration revenue	64	62	128	121
Total revenue, net	13,459	16,441	24,156	31,215
Costs and operating expenses:
Cost of product revenue	1,944	1,509	3,206	2,835
Research and development	51,081	28,857	93,938	49,592
Selling and marketing	13,729	9,994	27,877	20,177
General and administrative	14,346	19,671	30,694	33,818
Total costs and operating expenses	81,100	60,031	155,715	106,422
Loss from operations	(67,641)	(43,590)	(131,559)	(75,207)
Other income (expense):
Interest income	3,455	6,036	7,282	9,958
Interest expense	(3,016)	(3,196)	(6,000)	(7,247)
Change in fair value of derivative liabilities	(641)	(3,027)	(1,619)	(8,179)
Loss on extinguishment of debt	—	—	—	(27,950)
Gain on sale of property and equipment	29	—	29	—
Total other expense, net	(173)	(187)	(308)	(33,418)
Net loss	$(67,814)	$(43,777)	$(131,867)	$(108,625)
Net loss per share, basic	$(0.39)	$(0.26)	$(0.77)	$(0.73)
Weighted average common shares outstanding, basic	172,594,662	165,824,778	171,004,629	148,922,937
Net loss per share, diluted	$(0.39)	$(0.26)	$(0.77)	$(0.73)
Weighted average common shares outstanding, diluted	172,594,662	165,824,778	171,004,629	148,922,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(131,867)	$(108,625)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	20,134	19,271
Non-cash interest expense	2,144	2,537
Change in fair value of derivative liabilities	1,619	8,179
Depreciation and amortization expense	2,007	1,876
Gain on disposal of items of property and equipment	(29)	—
Loss on extinguishment of debt	—	27,950
Changes in operating assets and liabilities:
Accounts receivable, net	1,976	(4,053)
Prepaid expenses and other current assets	4,983	1,678
Inventory	1	(242)
Accounts payable	1,738	(727)
Operating lease assets	62	467
Accrued expenses	(2,304)	(6,171)
Deferred revenue	(128)	(121)
Operating lease liabilities	(245)	(708)
Net cash used in operating activities	(99,909)	(58,689)
Cash flows from investing activities:
Purchases of property and equipment	(3,178)	(997)
Proceeds from sales of property and equipment	130	—
Net cash used in investing activities	(3,048)	(997)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,251	6,574
Proceeds from issuance of common stock pursuant to employee stock purchase plan	713	492
Proceeds from issuance of common stock upon public offering, net of issuance costs	94,025	—
Proceeds from issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	—	316,353
Net cash provided by financing activities	101,989	323,419
Net (decrease) increase in cash, cash equivalents and restricted cash	(968)	263,733
Cash, cash equivalents and restricted cash at beginning of period	393,716	197,571
Cash, cash equivalents and restricted cash at end of period	$392,748	$461,304
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,448	$15,595
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$123	$43
Receivable from exercise of stock options included in prepaid expenses and other current assets	$316	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2024	157,749,490	$16	$1,206,412	$(891,084)	$315,344
Issuance of common stock upon exercise of stock options	880,115	—	4,183	—	4,183
Issuance of common stock upon vesting of restricted stock units	632,419	—	—	—	—
Stock-based compensation expense	—	—	10,456	—	10,456
Net loss	—	—	—	(64,053)	(64,053)
Balances at March 31, 2025	159,262,024	$16	$1,221,051	$(955,137)	$265,930
Issuance of common stock upon exercise of stock options	697,692	—	3,384	—	3,384
Issuance of common stock in connection with employee stock purchase plan	96,007	—	713	—	713
Issuance of common stock upon vesting of restricted stock units	229,154	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	1,092,148	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs	11,548,364	1	94,024	—	94,025
Stock-based compensation expense	—	—	9,678	—	9,678
Net loss	—	—	—	(67,814)	(67,814)
Balances at June 30, 2025	172,925,389	$17	$1,328,850	$(1,022,951)	$305,916

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

Ocular Therapeutix, Inc.

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is an integrated biopharmaceutical company committed to redefining the retina experience. AXPAXLI (also known as OTX-TKI), the Company’s investigational product candidate for retinal disease, is an axitinib intravitreal hydrogel based on its ELUTYX proprietary bioresorbable hydrogel-based formulation technology. AXPAXLI is currently in two repeat-dosing Phase 3 clinical trials for the treatment of wet age-related macular degeneration (“wet AMD”), which the Company refers to as the SOL-1 and the SOL-R trials. The Company has also completed a Phase 1 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy (“NPDR”), which the Company refers to as the HELIOS trial. The Company is currently planning its next steps for AXPAXLI for the treatment of NPDR and diabetic macular edema (“DME”).

The Company also leverages the ELUTYX technology in its commercial product DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of ocular inflammation and pain following ophthalmic surgery in adults and pediatric patients and ocular itching associated with allergic conjunctivitis in adults and pediatric patients aged two years or older, and in its investigational product candidate OTX-TIC, which is a travoprost intracameral hydrogel that is currently in a Phase 2 clinical trial for the treatment of open-angle glaucoma (“OAG”) or ocular hypertension (“OHT”).

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

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of June 30, 2025, the Company had an accumulated deficit of $1,022,951. Based on its current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses and capital expenditures, the Company believes that its existing cash and cash equivalents of $391,134 as of June 30, 2025 will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these unaudited condensed consolidated financial statements while the Company observes a minimum liquidity covenant of $20,000 in its credit facility (Note 7).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are consistent with those described in Note 2 — Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2025. The following information updates, and should be read in conjunction with, the significant accounting policies described in Note 2 — Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2024 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024 have been made. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 Income Taxes - Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity’s effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its consolidated financial statements.

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

Royalties paid under the Incept License Agreement related to product sales (the “Incept Royalties”) were $319 and $830 for the three and six months ended June 30, 2025, respectively, and $441 and $882 for the three and six months ended June 30, 2024, respectively. The Incept Royalties are charged to cost of product revenue when accrued.

AffaMed License Agreement (out-licensing)

On October 29, 2020, the Company entered into a license agreement (“AffaMed License Agreement”) with AffaMed Therapeutic Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis and for the Company’s OTX-TIC product candidate (collectively, the “AffaMed Licensed Products”) regarding OAG or OHT, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

The terms and conditions of the AffaMed License Agreement are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

The Company recognized collaboration revenue related to its performance obligation regarding the conduct of a Phase 2 clinical trial of OTX-TIC (the “Phase 2 Clinical Trial of OTX-TIC performance obligation”) of $64 and $128 for the three and six months ended June 30, 2025, respectively, and $62 and $121 for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, the Company has recognized the full amount of the transaction price that was allocated to the Phase 2 Clinical Trial of OTX-TIC performance obligation as collaboration revenue, as this performance obligation was substantially satisfied as of June 30, 2025.

Deferred revenue activity for the six months ended June 30, 2025 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2024	$14,128
Amounts recognized into revenue	(128)
Deferred revenue at June 30, 2025	$14,000

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

	June 30,	June 30,
	2025	2024
Cash and cash equivalents	$391,134	$459,690
Restricted cash (non-current)	1,614	1,614
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$392,748	$461,304

The Company held restricted cash as security deposits for its real estate leases.

5. Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$219	$214
Work-in-process	1,736	1,489
Finished goods	1,084	1,337
	$3,039	$3,040

6. Expenses

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued payroll and related expenses	$10,189	$14,272
Accrued rebates and programs	5,686	5,265
Accrued professional fees	2,917	1,879
Accrued research and development expenses	13,173	11,054
Accrued interest payable on Barings Credit Facility (Note 9)	736	592
Accrued other	1,716	2,055
	$34,417	$35,117

7. Financial Liabilities

Barings Credit Agreement

On August 2, 2023 (the “Closing Date”), the Company entered into a credit and security agreement (the “Barings Credit Agreement”) with Barings Finance LLC (“Barings”), as administrative agent, and the lenders party thereto, providing for a secured term loan facility for the Company (the “Barings Credit Facility”) in the aggregate principal amount of $82,474 (the “Total Credit Facility Amount”). The Company borrowed the full amount of $82,474 at closing and received proceeds of $77,290, after the application of an original issue discount and fees. Indebtedness under the Barings Credit Facility matures on the six-year anniversary of the Closing Date. Indebtedness under the Barings Credit Facility incurs interest based on the Secured Overnight Financing Rate (“SOFR”), subject to a minimum 1.50% floor, plus 6.75%. The Company is obligated to make interest payments on its indebtedness under the Barings Credit Facility on a monthly basis, commencing on the Closing Date; to pay annual administration fees; and to pay, on the maturity date, any principal and accrued interest that remains outstanding as of such date. In addition, the Company is obligated to pay a fee in an amount equal to the Total Credit Facility Amount, which amount shall be reduced by the total amount of interest and principal prepayment fees paid under the Barings Credit Agreement (such fee, the “Barings Royalty Fee”).

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

The Company determined that the embedded obligation to pay the Barings Royalty Fee (the “Barings Royalty Fee Obligation”) is required to be separated from the Barings Credit Facility and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of proceeds to the Barings Royalty Fee Obligation resulted in a discount on the Barings Credit Facility. The Company is amortizing the discount to interest expense over the term of the Barings Credit Facility using the effective interest method. Accrued or paid Barings Royalty Fees are included in the change in fair value of derivative liabilities on the condensed consolidated statements of operations and comprehensive loss (Note 9).

A summary of the Barings Credit Facility at June 30, 2025 and December 31, 2024 is as follows:

	June 30,	December 31,
	2025	2024
Barings Credit Facility	$82,474	82,474
Less: unamortized discount	(12,568)	(13,969)
Total	$69,906	68,505

As of June 30, 2025, the full principal for the Barings Credit Facility of $82,474 was due for repayment in 2029.

Convertible Notes

On March 1, 2019, the Company issued $37,500 of convertible notes, which accrued interest at an annual rate of 6% of their outstanding principal amount which was payable, along with the principal amount, at maturity unless earlier converted, repurchased or redeemed (as amended, the “Convertible Notes”). The terms and conditions of the Convertible Notes are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

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

A roll-forward of the Royalty Fee Derivative Liability is as follows:

As of
Balance at December 31, 2024	$13,246
Change in fair value	778
Balance at June 30, 2025	$14,024

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

Three specialty distributor customers accounted for the following percentages of the Company’s total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Customer 1	40%	42%	41%	46%
Customer 2	26	24	26	22
Customer 3	10	12	9	12

Three specialty distributor customers accounted for the following percentages of the Company’s accounts receivable, net:

	As of
	June 30,	December 31,
	2025	2024
Customer 1	45%	46%
Customer 2	28	28
Customer 3	10	8

Change in Fair Value of Derivative Liabilities

Other income (expenses) from the change in the fair values of derivative liabilities as presented on the Company’s consolidated statements of operations and comprehensive loss includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Change in the fair value of the Conversion Option Derivative Liability	$—	$—	$—	$2,598
Change in the fair value of Royalty Fee Derivative Liability	(172)	(2,454)	(778)	(9,689)
Barings Royalty Fee	(469)	(573)	(841)	(1,088)
Total	$(641)	$(3,027)	$(1,619)	$(8,179)

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,079	$—	$—	$378,079

Liability:
Derivative liability	$—	$—	$14,024	$14,024

	Fair Value Measurements as of
	December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,112	$—	$—	$378,112

Liability:
Derivative liability	$—	$—	$13,246	$13,246

Barings Credit Agreement and Royalty Fee Derivative Liability

At June 30, 2025, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $70,642, comprised of the $69,906 non-current liability (Note 7) and $736 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $74,558 at June 30, 2025. At December 31, 2024, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $69,097, comprised of the $68,505 non-current liability (Note 7) and $592 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $73,608 at December 31, 2024.

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

The main inputs to valuing the Royalty Fee Derivative Liability are as follows:

	As of
	June 30,	December 31,
	2025	2024
Revenue volatility	65.2%	64.0%
Revenue discount rate	15.4%	16.0%

10. Equity

In August 2021, the Company and Jefferies LLC (“Jefferies”) entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of its common stock from time to time through Jefferies, acting as agent. In November 2023, the Company filed a prospectus in connection with the 2021 Sales Agreement for the issuance and sale of common stock having an aggregate offering price of up to $100,000 thereunder. During the three and six months ended June 30, 2025, the Company sold 11,548,364 and 11,548,364 shares of common stock, respectively, under the 2021 Sales Agreement, resulting in gross proceeds to the Company of $96,775 and $96,775, respectively, and net proceeds, after accounting for issuance costs, of $94,025 and $94,025, respectively. The Company did not offer or sell shares of its common stock under the 2021 Sales Agreement during the three and six months ended June 30, 2024.

In February 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement an aggregate of 32,413,560 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a price of $7.52 per share, and, to certain Investors in lieu of Shares, pre-funded warrants to purchase 10,805,957 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a price of $7.519 per Pre-Funded Warrant (the “2024 Private Placement”). Each Pre-Funded Warrant issued in the 2024 Private Placement that remains outstanding has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until the Pre-Funded Warrant is exercised in full. The 2024 Private Placement closed on February 26, 2024. The Company received total net proceeds from the 2024 Private Placement of approximately $316,353 after deducting placement agent fees and offering expenses. The Company accounts for the Pre-Funded Warrants as a component of permanent equity. In connection with entering into the Securities Purchase Agreement, also on February 21, 2024, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to register for resale the Shares and the shares of the Company’s common stock issuable upon exercise of the Pre-Funded Warrants (together with the Shares, the “Registrable Securities”). The Company filed a registration statement regarding the Registrable Securities on Form S-3 with the SEC on March 25, 2024. During the three and six months ended June 30, 2025, Pre-Funded Warrants to purchase 1,092,273 and 1,092,273 shares of the Company’s common stock, respectively, were exercised via cashless exercise for 1,092,148 and 1,092,148 shares of the Company’s common stock, respectively. As of June 30, 2025, 9,713,684 Pre-Funded Warrants remained outstanding. There were no exercises of Pre-Funded Warrants during the three and six months ended June 30, 2024.

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

11. Stock-Based Awards

For the three and six months ended June 30, 2025, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the 2014 Employee Stock Purchase Plan (the “ESPP”) (collectively, the “Stock Plans”). The 2021 Plan and the 2019 Inducement Plan provide for the grant of non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock appreciation rights and other stock-based awards. The 2021 Plan also provides for the grant of incentive stock options.

The terms and conditions of the Stock Plans are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. Subsequent updates to the Stock Plans during the three and six months ended June 30, 2025 are as follows:

2021 Plan — On June 11, 2025, the Company’s stockholders approved an amendment to the 2021 Plan to increase the aggregate number of shares of common stock issuable thereunder by 8,750,000 (“Amendment No. 4 to the 2021 Plan”).

ESPP — On June 11, 2025, the Company’s stockholders approved the amendment and restatement of the ESPP to increase the number of shares of common stock issuable thereunder by 2,000,000 and to eliminate the provisions in the ESPP related to the annual “evergreen” share increase.

As of June 30, 2025, 7,935,354, 611,239, and 2,297,048 shares of common stock remained available for issuance under the 2021 Plan, the 2019 Inducement Plan, and the ESPP, respectively.

Stock options, RSUs and PSUs

During the three and six months ended June 30, 2025, the Company granted options to purchase 3,243,075 and 6,466,301 shares of common stock, respectively, at a weighted exercise price of $7.56 and 7.48 per share, respectively. Of these, options to purchase 3,193,575 and 6,250,909 shares of common stock, respectively, were granted under the 2021 Plan, and options to purchase 49,500 and 215,392 shares of common stock, respectively, were granted under the 2019 Inducement Plan.

During the three and six months ended June 30, 2025, the Company granted 156,683 and 2,470,579 RSUs, respectively. Of these, 140,483 and 2,407,504 RSUs, respectively, were granted under the 2021 Plan, and 16,200 and 63,075 RSUs, respectively, were granted under the 2019 Inducement Plan. Each RSU is settleable for one share of common stock upon vesting.

On February 11, 2025, the Company granted 1,500,000 PSUs to its Executive Chairman, President and Chief Executive Officer under the 2021 Plan. Each PSU is settleable for one share of common stock upon vesting. The PSUs are allocated equally across four tranches, which can be earned during a five-year performance period commencing on the grant date (the “PSU Performance Period”), if the Company’s consecutive 60-day closing stock price average meets or exceeds per share price hurdles of $15.00, $20.00, $25.00 and $30.00, as applicable. All PSUs are subject to a service condition. The PSUs earned during the first three years of the PSU Performance Period are subject to additional service-based vesting requirements through February 11, 2028.

On February 11, 2025, the Company granted 2,750,000 performance stock options to the Company’s Executive Chairman, President and Chief Executive Officer under the 2021 Plan (the “Performance Option Award”). The Performance Option Award was contingent upon the approval by the Company’s stockholders of Amendment No. 4 to the 2021 Plan. The stockholders of the Company approved Amendment No. 4 to the 2021 Plan on June 11, 2025. In accordance with the guidance of Accounting Standards Codification Topic 718 Compensation—Stock Compensation, the Performance Option Award was deemed granted for financial accounting purposes as of June 11, 2025 when shareholder approval was obtained. The Performance Option Award is allocated equally across four tranches, which can be earned during a five-year performance period commencing on February 11, 2025 (the “Option Award Performance Period”), if the Company’s consecutive 60-day closing stock price average meets or exceeds per share price hurdles of $15.00, $20.00, $25.00 and $30.00, as applicable. All performance stock options are subject to a service condition. The performance stock options earned during the first three years of the Option Award Performance Period are subject to additional service-based vesting requirements through February 11, 2028.

The fair value of each tranche of the PSUs and each tranche of the Performance Option Award was estimated using a Monte Carlo simulation. The main inputs to valuing each tranche include the risk-free interest rate, expected volatility, the contractual term of five years, and no expected dividend yield. The requisite service period for each tranche was derived from the Monte Carlo simulation, taking into account the three-year minimum service requirement.

During the three and six months ended June 30, 2025, 189,455 and 1,238,086 stock options, respectively, and 25,086 and 127,863 RSUs, respectively, expired or were forfeited.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options, RSUs and PSUs in the following expense categories of its unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$3,350	$2,345	$6,368	$3,798
Selling and marketing	1,068	689	2,245	1,526
General and administrative	5,260	8,259	11,521	13,947
	$9,678	$11,293	$20,134	$19,271

During the six months ended June 30, 2025, the Company modified the terms of certain stock options and RSUs that were previously granted to former executives of the Company, resulting in incremental stock-based compensation expense for the three and six months ended June 30, 2025 of $0 and $1,542, respectively.

As of June 30, 2025, the Company had an aggregate of $91,914 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.63 years.

12. Income Taxes

The Company did not provide for any income taxes in its unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, respectively. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2025 and December 31, 2024, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, or the OBBB, which includes, among other provisions, a broad range of tax reform provisions affecting businesses.

13. Net Loss Per Share

Basic net loss per share was calculated as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(67,814)	$(43,777)	$(131,867)	$(108,625)
Denominator:
Weighted average common shares outstanding, basic	172,594,662	165,824,778	171,004,629	148,922,937
Net loss per share - basic	$(0.39)	$(0.26)	$(0.77)	$(0.73)

For the three and six months ended June 30, 2025 and 2024, respectively, there was no dilutive impact from potentially issuable common shares. Therefore, diluted net loss per share was the same as basic net loss per share. As of June 30, 2025 and June 30, 2024, 9,713,684 and 10,805,957, respectively, outstanding Pre-Funded Warrants (Note 10) are included in the calculation of basic and diluted net loss per share.

The Company excluded the following potentially issuable common shares, outstanding as of June 30, 2025 and 2024, respectively, from the computation of diluted net loss per share for the three and six months ended June 30, 2025 and 2024, respectively, because they had an anti-dilutive impact:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Options to purchase common stock	23,538,091	20,693,663	23,538,091	20,693,663
RSUs	4,870,747	2,885,622	4,870,747	2,885,622
PSUs	1,500,000	—	1,500,000	—
	29,908,838	23,579,285	29,908,838	23,579,285

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

The accounting policies for the Company’s one segment are the same as those described in Note 2—Summary of Significant Accounting Policies. The CODM evaluates the performance of its one segment and allocates resources based on Net Loss.

The following table provides information about the Company’s single segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$13,459	$16,441	$24,156	$31,215
Cost of product revenue	1,944	1,509	3,206	2,835
Research and development (a)
Direct program expenses
AXPAXLI for wet AMD	33,158	12,753	57,613	18,246
Other clinical and preclinical programs	1,001	2,351	2,081	5,566
Unallocated expenses
Personnel costs	9,350	7,489	18,689	14,617
All other costs	2,039	1,654	4,925	2,451
Selling and marketing (a)	12,477	9,147	25,251	18,396
General and administrative (a)	8,649	11,140	18,301	19,463
Facilities (b)	1,777	1,739	3,508	3,701
Stock-based compensation	9,678	11,293	20,134	19,271
Depreciation	1,027	956	2,007	1,876
Interest income	3,455	6,036	7,282	9,958
Interest expense	(3,016)	(3,196)	(6,000)	(7,247)
Loss from debt extinguishment	—	—	—	(27,950)
Other non-operating items	(612)	(3,027)	(1,590)	(8,179)
Net loss	$(67,814)	$(43,777)	$(131,867)	$(108,625)

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

16. Related Party Transactions

The Company has engaged Boston Image Reading Center LLC (“BIRC”) to provide certain clinical development-related services to the Company. Nadia Waheed, M.D. M.P.H., who has served as the Company’s Chief Medical Officer since June 1, 2024, is a Director of BIRC. For the three and six months ended June 30, 2025, the Company incurred fees for clinical development-related services rendered by BIRC of $4 and $25, respectively. For the three and six months ended June 30, 2024, the Company incurred fees for clinical development-related services rendered by BIRC while being deemed a related party of $43 and $43, respectively. As of June 30, 2025 and December 31, 2024, there was $0 and $0 recorded in accounts payable for BIRC, respectively. As of June 30, 2025 and December 31, 2024, there was $4 and $5 recorded in accrued expenses for BIRC, respectively.

Jeffrey Heier, M.D., a former member of the Company’s Board of Directors and the Company’s current Chief Scientific Officer, and Peter Kaiser, M.D., the Company’s current Chief Development Officer, are each affiliated with i2Vision, Inc. and its affiliated entities (collectively “i2Vision”). The Company has engaged i2Vision to provide services with respect to the clinical advancement of AXPAXLI. For the three months ended June 30, 2025, the Company incurred fees and expenses related to services provided by i2Vision of $43. For the six months ended June 30, 2025, the Company recorded a net credit for fees and expenses related to services rendered by i2Vision that were previously recorded as expense of $(121). For the three and six months ended June 30, 2024, the Company incurred fees and expenses related to services rendered by i2Vision of $1,216 and $1,338, respectively. As of June 30, 2025 and December 31, 2024, there was $0 and $132 recorded in accounts payable for i2Vision, respectively. As of June 30, 2025 and December 31, 2024, there was $0 and $383 recorded in accrued expenses for i2Vision, respectively. As of June 30, 2025 and December 31, 2024, there was $0 and $176 recorded in prepaid expenses and other current assets for i2Vision, respectively.

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

The Company had engaged Heier Consulting, LLC (“Heier Consulting”), an entity affiliated with Dr. Heier, to provide advice or expertise on one or more of the Company’s development-stage drug or medical device products relating to retinal diseases or conditions under a consultant agreement (the “Heier Consulting Agreement”). On February 21, 2024, the Company entered into an employment agreement with Dr. Heier (the “Heier Employment Agreement”) under which Dr. Heier agreed to serve as Chief Scientific Officer of the Company. In connection with entering into the Heier Employment Agreement, the Heier Consulting Agreement was terminated. In addition, in connection with his commencement of employment, Dr. Heier resigned from the Company’s board of directors, effective February 21, 2024. Compensation for the consulting services was in the form of cash and stock-based awards. The total grant date fair value of stock-based awards granted to Dr. Heier was $96, which was recognized to expense on a straight-line basis over the respective vesting periods. The Company incurred cash-based fees for services rendered by Heier Consulting of approximately $0 and $5 for the three and six months ended June 30, 2024, respectively, before the termination of the Heier Consulting Agreement.

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

Overview

Our Company

We are an integrated biopharmaceutical company committed to redefining the retina experience. AXPAXLI (also known as OTX-TKI), our investigational product candidate for retinal disease, is an axitinib intravitreal hydrogel based on our ELUTYX proprietary bioresorbable hydrogel-based formulation technology. AXPAXLI is currently in two repeat-dosing Phase 3 clinical trials for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 and the SOL-R trials. We have also completed a Phase 1 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS trial. We are currently planning our next steps for AXPAXLI for the treatment of NPDR and diabetic macular edema, or DME.

We also leverage the ELUTYX technology in our commercial product DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration, or FDA, for the treatment of ocular inflammation and pain following ophthalmic surgery in adults and pediatric patients and for the treatment of ocular itching associated with allergic conjunctivitis in adults and pediatric patients aged two years or older, and in our investigational product candidate OTX-TIC, which is a travoprost intracameral hydrogel that is currently in a Phase 2 clinical trial for the treatment of open-angle glaucoma, or OAG, or ocular hypertension, or OHT.

Key Business and Financial Developments

AXPAXLI for wet AMD

The SOL-1 trial

We are currently conducting the SOL-1 trial, a repeat-dosing registrational Phase 3 clinical trial for the treatment of wet AMD. The SOL-1 trial is designed as a prospective, multi-center, randomized, parallel-group trial that involves more than 100 trial sites located in the United States and Argentina. The SOL-1 trial is designed as a superiority trial comparing a single optimized dose of AXPAXLI with a drug load of 450 µg of axitinib to a single injection of aflibercept 2 mg and assessing the safety and efficacy of AXPAXLI in subjects with wet AMD. The primary endpoint is the proportion of subjects who maintain visual acuity, defined as Best Corrected Visual Acuity, or BCVA, as measured by a loss of fewer than 15 letters on the Early Treatment of Diabetic Retinopathy Study, or ETDRS, letters chart from baseline at Week 36. This superiority trial has an 8-week loading segment with two monthly aflibercept 2 mg intravitreal injections prior to randomization, thereafter a 52-week treatment segment followed by a 52-week safety segment with re-dosing at Weeks 52 and 76. We believe the inclusion of re-dosing in the design of the SOL-1 trial enhances the potential of the trial to support a 6 - 12 month dosing label for AXPAXLI for the treatment of wet AMD and should also provide insights into the long-term durability of AXPAXLI.

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

We are conducting the SOL-1 trial in accordance with a Special Protocol Assessment, or SPA, agreement, as modified, with the FDA. In February 2025, the FDA agreed to an amendment to the SPA agreement to add a repeat dose of AXPAXLI 450 µg at Week 52 and at Week 76, in each case, after all pre-defined efficacy endpoint assessments. The SPA agreement amendment allows us to generate the required safety data for subjects re-dosed with AXPAXLI through Week 104, to support repeat dosing.

Engagement by subjects and investigator adherence to the rescue protocol of the SOL-1 trial continues to be outstanding. We expect topline results for SOL-1 to be available in the first quarter of 2026.

The SOL-R trial

In June 2024, we initiated the SOL-R trial, a repeat-dosing registrational Phase 3 clinical trial for the treatment of wet AMD. The SOL-R trial is designed as a multi-center, double-masked, randomized (2:2:1), three-arm trial that includes sites located in the U.S., Argentina, India, and Australia. The trial is intended to randomize approximately 555 subjects that are either treatment naïve or have been diagnosed with wet AMD in the study eye within about four months prior to enrollment. This non-inferiority trial reflects a patient enrichment strategy over the six months prior to randomization that includes three screening doses of any anti-VEGF therapy, excluding brolucizumab-dbll, and monitoring to exclude those subjects with significant retinal fluid fluctuations. Subjects that continue to meet eligibility will enter a run-in period and receive two loading doses of aflibercept 2 mg prior to Day 1. In the first arm, subjects will receive a 450 µg dose of AXPAXLI at Day 1 and be re-dosed at Weeks 24, 48, and every 24 weeks thereafter through the end of year 2. In the second arm, subjects will receive aflibercept 2 mg on-label every 8 weeks. In the third arm, subjects will receive an 8 mg dose of aflibercept (Eylea HD) at Day 1 and will be re-dosed at Weeks 24, 48, and every 24 weeks thereafter, corresponding with the AXPAXLI dosing regimen in the first arm to serve as adequate masking pursuant to current FDA guidance. Subjects will be followed for safety until Week 104. Throughout the trial, subjects are assessed monthly. In June 2025, based on investigator feedback, and as part of our ongoing effort to ensure that the SOL-R trial reflects real-world clinical decision-making, we modified the pre-specified rescue criteria to a loss of more than 5 ETDRS letters in BCVA from baseline plus an increase in central subfield thickness, or CSFT, of 75-microns or more, replacing the previous rescue criteria that included a loss of 10 or more ETDRS letters in BCVA from baseline or a combination of worsening anatomical measures and BCVA loss. This change aligns the SOL-R trial more closely with how physicians determine when to intervene in the real world in the most conservative manner. This change was not an FDA requirement, but rather a strategic decision to further bridge the gap between clinical trial design and clinical practice. The primary endpoint is non-inferiority in mean change in BCVA from baseline between the AXPAXLI and on-label aflibercept 2 mg arms at Week 56. SOL-R remains robustly powered at 90% with the non-inferiority margin for the lower bound of -4.5 ETDRS letters of mean BCVA when compared to aflibercept 2 mg dosed every eight weeks, as per the protocol agreed to by the FDA.

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

We have completed enrollment in the SOL-R trial and, based on our projected randomization timeline, we expect topline results for SOL-R to be available in the first half of 2027.

Long-term extension study for AXPAXLI for wet AMD

We plan to incorporate a single long-term, open-label extension study for both SOL trials. Subjects will be eligible to enter the extension study after completing the two-year safety follow-up period in either the SOL-1 trial or the SOL-R trial. In addition to providing long-term safety data, the extension study is expected to further inform the AXPAXLI treatment paradigm and potentially provide several commercial advantages. The extension study is designed to evaluate the long-term safety of AXPAXLI and further explore key efficacy outcomes such as vision preservation, anti-fibrotic activity, and the potential consequences of delaying AXPAXLI treatment in control arm subjects. We expect to provide further details regarding this extension study in the third quarter of 2025.

Next steps

If we obtain favorable results from the SOL-1 trial and the SOL-R trial, we plan to submit an NDA with the FDA for marketing approval of AXPAXLI for the treatment of wet AMD. Because axitinib is FDA-approved for non-ophthalmic indications, we plan to leverage the 505(b)(2) NDA review pathway which has the potential to shorten the review timeline for AXPAXLI by two months compared to the traditional review pathway for new molecular entities. If approved, we believe AXPAXLI has the potential to be the first product for wet AMD with a superiority label based on the SOL-1 trial, with redosing potentially as infrequently as every 12 months.

AXPAXLI for NPDR and DME

We have completed the HELIOS trial of AXPAXLI for the treatment of NPDR. In the first half of 2025, the FDA provided positive written feedback on the design of a potential registrational clinical trial for AXPAXLI for the treatment of NPDR. We are actively planning our next steps in the development of AXPAXLI for NPDR and DME and expect to provide further details surrounding our clinical strategy for AXPALI for the treatment of NPDR in the third quarter of 2025.

OTX-TIC for OAG or OHT

We are conducting a pilot repeat-dose sub-study in the Phase 2 clinical trial to evaluate the safety of a repeat, sustained release dose of OTX-TIC 26 μg in a small subset of subjects with OAG or OHT. Once we have completed the pilot repeat-dose sub-study, we plan to evaluate whether an end-of-Phase 2 meeting with the FDA is appropriate for determining our next steps for OTX-TIC for the treatment of OAG or OHT.

Commercial

Our net product revenue is generated from the sale of DEXTENZA to specialty distributors, or SDs, for resale to certain ambulatory surgery centers, or ASCs, certain hospital outpatient departments, or HOPDs, and certain physicians’ offices, and from the direct sale by us to ASCs and physicians’ offices, or Direct Sales.

Our net product revenue was $13.4 million for the three months ended June 30, 2025, reflecting a decrease of $3.0 million or 18.3% over the three months ended June 30, 2024. Our net product revenue was $24.0 million for the six months ended June 30, 2025, reflecting a decrease of $7.1 million or 22.8% over the six months ended June 30, 2024.

We believe that the year-over-year decrease in net product revenue is primarily attributable to the impact of our pricing strategy, distributor stocking patterns, and buying patterns by ASCs, HOPDs and physicians’ offices. Further, the recent inclusion of DEXTENZA into the cost performance category of the Centers for Medicare & Medicaid Services’ Merit-based Incentive Payment System, or MIPS, for 2025 has negatively impacted demand for DEXTENZA.

Demand for DEXTENZA is determined by In-Market Sales, defined as unit sales from the SDs to ASCs, HOPDs, and physicians’ offices, and unit sales made directly by us to ASCs and physicians’ offices. We recorded In-Market Sales of approximately 44,000 units in the three months ended June 30, 2025, an increase of approximately 2,000 units compared to the three months ended June 30, 2024, and an increase of approximately 4,000 units compared to the three months ended March 31, 2025. Differences between In-Market Sales figures and the number of units of DEXTENZA sold by us to SDs and through Direct Sales as included in net product revenue recognized in our unaudited condensed consolidated financial statements are attributable to distributor stocking patterns. We believe that clinicians are starting to adjust to the impact of MIPS, and together with the effects of strong execution by our commercial team and our increased sales efforts directed towards HOPDs, which receive separate payment for DEXTENZA in 2025 after being ineligible for separate payments in 2024, we expect that demand for DEXTENZA continues to grow, as evidenced by sustained unit growth.

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

Other Developments

The Trump administration has announced or imposed a series of tariffs on U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures. At this time, we do not anticipate the tariffs and changes in trade policies in place as of the filing of this Quarterly Report on Form 10-Q will have a significant adverse effect on our business or operations.

Following recent changes more broadly within the FDA, we have not noticed any disruption in the cadence and nature of our dialogue with the FDA to date.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, or the OBBB, which includes, among other provisions, significant changes to healthcare policy. At this time, we do not anticipate the changes implemented by the OBBB to have a significant adverse effect on our business or operations.

Components of our Financial Performance

Revenue

We record DEXTENZA product sales net of applicable off-invoice discounts, or OIDs, estimated chargebacks, rebates, distribution fees and product returns. Collectively, these discounts, allowances and other reserves are generally referred to as gross-to-net provisions, or GTN Provisions.

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

Interest Expense. Interest expense is incurred on our debt. In August 2023, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility, or the Barings Credit Facility, in the aggregate principal amount of $82.5 million. For the three and six months ended June 30, 2025, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal). For the three months ended June 30, 2024, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal). For the six months ended June 30, 2024, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal) and our $37.5 million unsecured senior subordinated convertible notes, or the Convertible Notes ($37.5 million outstanding principal through March 28, 2024, no outstanding principal thereafter).

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$13,395	$16,379	$(2,984)
Collaboration revenue	64	62	2
Total revenue, net	13,459	16,441	(2,982)
Costs and operating expenses:
Cost of product revenue	1,944	1,509	435
Research and development	51,081	28,857	22,224
Selling and marketing	13,729	9,994	3,735
General and administrative	14,346	19,671	(5,325)
Total costs and operating expenses	81,100	60,031	21,069
Loss from operations	(67,641)	(43,590)	(24,051)
Other income (expense):
Interest income	3,455	6,036	(2,581)
Interest expense	(3,016)	(3,196)	180
Change in fair value of derivative liabilities	(641)	(3,027)	2,386
Gain on sale of property and equipment	29	—	29
Total other expense, net	(173)	(187)	14
Net loss	$(67,814)	$(43,777)	$(24,037)

Product Revenue, net

Our product revenue, net was $13.4 million and $16.4 million for the three months ended June 30, 2025 and 2024, respectively, reflecting a decrease of $3.0 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total GTN Provisions for the three months ended June 30, 2025 and 2024 were 51.7% and 39.6%, respectively, of gross DEXTENZA product sales. Effective July 1, 2025, we increased the OID for DEXTENZA as part of our overall pricing strategy. The OID amounts are generally determined at the time of resale by SDs or direct sales to ASCs or physicians’ offices by us. We are required to estimate the expected GTN Provisions when we sell DEXTENZA to SDs, ASCs and physicians’ offices and accrue for them at that time. The total GTN Provisions for the three months ended June 30, 2025 therefore include timing effects related to the increased OID, as units that we sold to SDs under the pre-July 2025 OID will be subject to the increased OID to the extent that such units are subsequently sold as In-Market Sales. The GTN Provisions relative to gross DEXTENZA product sales increased as a result of these changes and are expected to increase with any additional anticipated OID increases. We expect that GTN Provisions relative to gross DEXTENZA product sales will remain at this increased level, or might increase further, for the remainder of 2025 and beyond.

Collaboration Revenue

During the three months ended June 30, 2025, we recognized $0.1 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC, compared to $0.1 million in the three months ended June 30, 2024. We recognize collaboration revenue based on a cost-to-cost method. We do not expect to recognize additional collaboration revenue for the remainder of 2025, as we have substantially satisfied the performance obligation.

Research and Development Expenses

	Three Months Ended
	June 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for wet AMD	$33,158	$12,753	$20,405
AXPAXLI for NPDR	35	639	(604)
OTX-TIC	249	635	(386)
DEXTENZA for post-surgical ocular inflammation and pain	716	639	77
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	1	130	(129)
Preclinical programs	—	308	(308)
Unallocated expenses:
Personnel costs	12,700	9,583	3,117
All other costs	4,222	4,170	52
Total research and development expenses	$51,081	$28,857	$22,224

Research and development expenses were $51.1 million and $28.9 million for the three months ended June 30, 2025 and 2024, respectively, reflecting an increase of $22.2 million year-over-year.

Within research and development expenses, expenses for clinical programs increased $19.4 million, unallocated expenses increased $3.1 million, and expenses for preclinical programs decreased $0.3 million.

For the three months ended June 30, 2025, we incurred $34.1 million in direct research and development expenses for our products and product candidates compared to $15.0 million for the three months ended June 30, 2024. The increase of $19.1 million is related to timing and conduct of our various clinical trials for our product candidates, including the progression of the SOL-1 trial and the initiation and progression of the SOL-R trial.

We expect that direct research and development expenses for our products and product candidates will continue to increase significantly for the remainder of 2025 and beyond as we progress with the SOL-1 and the SOL-R trials; perform increased activities regarding the pre-commercial manufacturing of AXPAXLI; and initiate our planned long-term extension study for AXPAXLI for wet AMD and any other clinical trials of our product candidates that we may determine in the future to conduct. We expect that personnel costs will continue to increase for the remainder of 2025 and beyond.

Selling and Marketing Expenses

	Three Months Ended
	June 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$7,986	$6,690	$1,296
Professional fees	4,224	2,026	2,198
Facility-related and other	1,519	1,278	241
Total selling and marketing expenses	$13,729	$9,994	$3,735

Selling and marketing expenses were $13.7 million and $10.0 million for the three months ended June 30, 2025 and 2024, respectively, reflecting an increase of $3.7 million year-over-year.

The increase was primarily due to an increase in professional fees of $2.2 million, including costs related to our corporate branding; an increase in personnel-related costs, including stock-based compensation, of $1.3 million, including costs related to the expansion of our marketing team for AXPAXLI; and an increase in facility-related and other costs of $0.2 million.

We expect our selling and marketing expenses to increase for the remainder of 2025 and beyond as we continue to support the commercialization of DEXTENZA and as we continue marketing-related activities regarding our corporate branding and initiate and continue marketing-related activities in connection with the potential commercial launch of AXPAXLI.

General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$9,444	$14,675	$(5,231)
Professional fees	3,402	3,933	(531)
Facility-related and other	1,500	1,063	437
Total general and administrative expenses	$14,346	$19,671	$(5,325)

General and administrative expenses were $14.3 million and $19.7 million for the three months ended June 30, 2025 and 2024, respectively, reflecting a decrease of $5.4 million year-over-year.

The decrease was primarily due to a decrease in personnel-related costs, including stock-based compensation, of $5.2 million and a decrease in professional fees of $0.5 million, partially offset by an increase in facility-related and other costs of $0.4 million. In the three months ended June 30, 2024, we executed and substantially completed a strategic reduction in force as part of an initiative to prioritize our resources on the clinical development of AXPAXLI for wet AMD, or the Strategic Restructuring. Personnel-related costs, including stock-based compensation, for the three months ended June 30, 2024 include $1.6 million related to accrued wages, severance, and other benefits under the Strategic Restructuring, and $7.1 million related to accrued severance and acceleration of stock-based compensation for certain employees who departed during the three months ended June 30, 2024 separate from the Strategic Restructuring, including our former Chief Executive Officer and our former Chief Medical Officer.

We anticipate that our general and administrative expenses will increase for the remainder of 2025 and beyond, as we continue to further strengthen certain functions that support our clinical trials of AXPAXLI, including the SOL-1 trial and the SOL-R trial, and our business in general.

Other Income (Expense), Net

Interest Income. Interest income was $3.5 million and $6.0 million for the three months ended June 30, 2025 and 2024, respectively, reflecting a decrease of $2.5 million year-over-year. The decrease is attributable primarily to a lower average balance of interest-generating cash and cash equivalents.

Interest Expense. Interest expense was $3.0 million and $3.2 million for the three months ended June 30, 2025 and 2024, respectively, reflecting a decrease of $0.2 million year-over-year.

Change in Fair Value of Derivative Liabilities. We recognized a net loss from the change in fair values of our derivative liability related to the Barings Credit Agreement of $0.6 million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively. The net loss for the three months ended June 30, 2025 is comprised of a loss of $0.2 million from the change in the fair value of the derivative liability, and an expense of $0.5 million related to royalty fees under the Barings Credit Agreement that we paid or accrued. The net loss for the three months ended June 30, 2024 is comprised of a loss of $2.5 million from the change in the fair value of the derivative liability, and an expense of $0.6 million related to royalty fees under the Barings Credit Agreement that we paid or accrued. We cannot predict how the fair value of the derivative liability related to the Barings Credit Agreement will change in the remainder of 2025 and beyond.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$24,028	$31,094	$(7,066)
Collaboration revenue	128	121	7
Total revenue, net	24,156	31,215	(7,059)
Costs and operating expenses:
Cost of product revenue	3,206	2,835	371
Research and development	93,938	49,592	44,346
Selling and marketing	27,877	20,177	7,700
General and administrative	30,694	33,818	(3,124)
Total costs and operating expenses	155,715	106,422	49,293
Loss from operations	(131,559)	(75,207)	(56,352)
Other income (expense):
Interest income	7,282	9,958	(2,676)
Interest expense	(6,000)	(7,247)	1,247
Change in fair value of derivative liabilities	(1,619)	(8,179)	6,560
Loss on extinguishment of debt	—	(27,950)	27,950
Gain on sale of property and equipment	29	—	29
Total other expense, net	(308)	(33,418)	33,081
Net loss	$(131,867)	$(108,625)	$(23,271)

Product Revenue, net

Our product revenue, net was $24.0 million and $31.1 million for the six months ended June 30, 2025 and 2024, respectively, reflecting a decrease of $7.1 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total GTN Provisions for the six months ended June 30, 2025 and 2024 were 50.7% and 38.0%, respectively, of gross DEXTENZA product sales. Effective April 1, 2025, we increased the wholesale acquisition cost, or WAC, and we concurrently increased the OID for DEXTENZA as part of our overall pricing strategy. Subsequently, effective July 1, 2025, we increased the OID further. The OID amounts are generally determined at the time of resale by SDs or direct sales to ASCs or physicians’ offices by us. We are required to estimate the expected GTN Provisions when we sell DEXTENZA to SDs, ASCs and physicians’ offices and accrue for them at that time. The total GTN Provisions for the six months ended June 30, 2025 therefore include timing effects related to the increased WAC and OID, as units that we sold to SDs under the pre-April 2025 WAC and OID will be subject to the increased WAC and OID, and units that we sold to SDs under the pre-July OID will be subject to the increased OID, to the extent that such units are subsequently sold as In-Market Sales. The GTN Provisions relative to gross DEXTENZA product sales increased as a result of these changes and are expected to increase with any additional anticipated OID increases. We expect that GTN Provisions relative to gross DEXTENZA product sales will remain at this increased level, or might increase further, for the remainder of 2025 and beyond.

Collaboration Revenue

Our collaboration revenue was $0.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. All of our collaboration revenue was attributable to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC. We recognize collaboration revenue based on a cost-to-cost method. We do not expect to recognize additional collaboration revenue for the remainder of 2025, as we have substantially satisfied the performance obligation.

Research and Development Expenses

	Six Months Ended
	June 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for wet AMD	$57,613	$18,246	$39,367
AXPAXLI for NPDR	226	1,471	(1,245)
OTX-TIC	416	1,628	(1,212)
DEXTENZA for post-surgical ocular inflammation and pain	1,430	1,232	198
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	7	395	(388)
Preclinical programs	2	840	(838)
Unallocated expenses:
Personnel costs	25,057	17,942	7,115
All other costs	9,187	7,838	1,349
Total research and development expenses	$93,938	$49,592	$44,346

Research and development expenses were $93.9 million and $49.6 million for the six months ended June 30, 2025 and 2024, respectively, reflecting an increase of $44.3 million year-over-year.

Within research and development expenses, expenses for clinical programs increased $36.7 million, unallocated expenses increased $8.6 million, and expenses for preclinical programs decreased $0.8 million.

For the six months ended June 30, 2025, we incurred $59.6 million in direct research and development expenses for our products and product candidates compared to $23.7 million for the six months ended June 30, 2024. The increase of $35.9 million is related to timing and conduct of our various clinical trials for our product candidates, including the progression of the SOL-1 trial, the initiation and progression of the SOL-R trial, and the completion of the HELIOS trial.

We expect that direct research and development expenses for our products and product candidates will continue to increase significantly for the remainder of 2025 and beyond as we progress with the SOL-1 and the SOL-R trials; perform increased activities regarding the pre-commercial manufacturing of AXPAXLI; and initiate our planned long-term extension study for AXPAXLI for wet AMD and any other clinical trials of our product candidates that we may determine in the future to conduct. We expect that personnel costs will continue to increase for the remainder of 2025 and beyond.

Selling and Marketing Expenses

	Six Months Ended
	June 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$16,720	$14,043	$2,677
Professional fees	8,075	3,589	4,486
Facility-related and other	3,082	2,545	537
Total selling and marketing expenses	$27,877	$20,177	$7,700

Selling and marketing expenses were $27.9 million and $20.2 million for the six months ended June 30, 2025 and 2024, respectively, reflecting an increase of $7.7 million year-over-year.

The increase was primarily due to an increase in professional fees of $4.5 million, including costs related to our corporate branding; an increase in personnel-related costs, including stock-based compensation, of $2.7 million, including costs related to the expansion of our marketing team for AXPAXLI; and an increase in facility-related and other costs of $0.5 million.

We expect our selling and marketing expenses to increase for the remainder of 2025 and beyond as we continue to support the commercialization of DEXTENZA and as we continue marketing-related activities regarding our corporate branding and initiate and continue marketing-related activities in connection with the potential commercial launch of AXPAXLI.

General and Administrative Expenses

	Six Months Ended
	June 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$20,451	$24,431	$(3,980)
Professional fees	7,002	7,752	(750)
Facility-related and other	3,241	1,635	1,606
Total general and administrative expenses	$30,694	$33,818	$(3,124)

General and administrative expenses were $30.7 million and $33.8 million for the six months ended June 30, 2025 and 2024, respectively, reflecting a decrease of $3.1 million year-over-year.

The decrease was primarily due to a decrease in personnel-related costs, including stock-based compensation, of $4.0 million and a decrease in professional fees of $0.8 million, partially offset by an increase in facility-related and other costs of $1.6 million. Personnel-related costs, including stock-based compensation, for the six months ended June 30, 2025 include $1.5 million related to acceleration of stock-based compensation for former executives. Personnel-related costs, including stock-based compensation, for the six months ended June 30, 2024 include $1.6 million related to accrued wages, severance, and other benefits under the Strategic Restructuring and $9.9 million related to accrued severance and acceleration of stock-based compensation for certain employees who departed during the six months ended June 30, 2024 separate from the Strategic Restructuring, including our former Chief Executive Officer, our former Chief Business Officer, and our former Chief Medical Officer.

We anticipate that our general and administrative expenses will increase for the remainder of 2025 and beyond, as we continue to further strengthen certain functions that support our clinical trials of AXPAXLI, including the SOL-1 trial and the SOL-R trial, and our business in general.

Other Income (Expense), Net

Interest Income. Interest income was $7.3 million and $10.0 million for the six months ended June 30, 2025 and 2024, respectively, reflecting a decrease of $2.7 million year-over-year. The decrease is attributable primarily to a lower average balance of interest-generating cash and cash equivalents.

Interest Expense. Interest expense was $6.0 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively, reflecting a decrease of $1.2 million year-over-year. The decrease is primarily due to lower average balances of debt outstanding as a result of the conversion of the Convertible Notes in March 2024.

Change in Fair Value of Derivative Liabilities. We recognized a net loss from the change in fair values of our derivative liabilities of $1.6 million and $8.2 million for the six months ended June 30, 2025 and 2024, respectively. The net loss for the six months ended June 30, 2025 is comprised of a loss of $0.8 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement, and an expense of $0.8 million related to royalty fees under the Barings Credit Agreement that we paid or accrued. The net loss for the six months ended June 30, 2024 is comprised of a loss of $9.7 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement, and $1.1 million related to royalty fees under the Barings Credit Agreement that we paid or accrued, partially offset by a gain of $2.6 million from the change in the fair value of the derivative liability related to a conversion option embedded in the Convertible Notes. We cannot predict how the fair value of the derivative liability related to the Barings Credit Agreement will change in the remainder of 2025 and beyond.

Loss on Extinguishment of Debt. We recognized a non-cash loss on extinguishment of debt of $28.0 million for the six months ended June 30, 2024, resulting from the conversion of the Convertible Notes in March 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our preferred stock, public offerings and private placements of our common stock and pre-funded warrants to purchase our common stock, borrowings under credit facilities, private placements of our convertible notes, and sales of our products.

As of June 30, 2025, we had cash and cash equivalents of $391.1 million, and outstanding notes payable with a principal amount of $82.5 million par value under the Barings Credit Facility.

In August 2021, we entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock from time to time through Jefferies, acting as agent. In November 2023, we filed a prospectus in connection with the 2021 Sales Agreement for the issuance and sale of common stock having an aggregate offering price of up to $100.0 million thereunder. In June 2025, we sold 11,548,364 shares of our common stock under the 2021 Sales Agreement, resulting in gross proceeds to us of $96.8 million and net proceeds, after accounting for issuance costs, of $94.0 million.

In February 2024, we sold 32,413,560 shares of our common stock at $7.52 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 10,805,957 shares of our common stock at a price of $7.519 per pre-funded warrant for total net proceeds of approximately $316.4 million, after deducting placement agent fees and other offering expenses, in a private placement. Each pre-funded warrant that remains outstanding has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until exercised in full. In June 2025, pre-funded warrants to purchase 1,092,273 shares of our common stock were exercised via cashless exercise for 1,092,148 shares of our common stock. As of June 30, 2025, 9,713,684 pre-funded warrants remained outstanding.

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

Funding Requirements

We have a history of incurring significant operating losses. Our net losses were $131.9 million for the six months ended June 30, 2025, and $193.5 million, $80.7 million, and $71.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of June 30, 2025, we had an accumulated deficit of $1,023.0 million.

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development, specifically the SOL-1 trial and the SOL-R trial, and as we support the commercialization of DEXTENZA and the potential commercialization of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue our ongoing clinical trials, including the SOL-1 and the SOL-R trials, our two registrational Phase 3 clinical trials of AXPAXLI for the treatment of wet AMD;
●	initiate any additional clinical trials we might determine in the future to conduct for our product candidates, including our planned long-term extension study of AXPAXLI for the treatment of wet AMD, and any clinical trials that we might conduct for AXPAXLI for the treatment of NPDR and DME;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;

●	scale up our sales, marketing and distribution capabilities to prepare for commercialization of any product candidates for which we intend to obtain marketing approval;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	continue to monitor subjects according to the applicable clinical trial protocols, or prepare submission documentation such as clinical study reports, for our clinical trials that have been completed;
●	continue to commercialize DEXTENZA in the United States;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, quality assurance, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings, if any;
●	make investments to improve our defenses against cybersecurity threats and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

The amount and timing of these expenses determines our future capital requirements.

Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of June 30, 2025 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2028. Our planned operating expenses do not include the expenses necessary to conduct a clinical trial of AXPAXLI for NPDR and DME or the long-term extension of AXPAXLI for wet AMD. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the progress, costs and outcome of our ongoing clinical trials of AXPAXLI for the treatment of wet AMD;
●	the timing, scope, progress, costs and outcome of our planned long-term extension study of AXPAXLI for the treatment of wet AMD;
●	the timing, scope, progress, costs and outcome of a potential registrational clinical program of AXPAXLI for the treatment of NPDR and DME;
●	the costs, timing and outcome of regulatory review of AXPAXLI or our other product candidates by the FDA, the European Medicines Agency, or EMA, or other regulatory authorities;
●	the scope, progress, costs and outcome of preclinical development and any additional clinical trials we might determine in the future to conduct for our other product candidates, including OTX-TIC for the reduction of intraocular pressure, or IOP, in patients with OAG or OHT;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;

●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any of our product candidates for which we obtain marketing approval in the future, including cost increases due to inflation;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we may obtain marketing approval, including AXPAXLI, and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2025	2024
Cash used in operating activities	$(99,909)	$(58,689)
Cash used in investing activities	(3,048)	(997)
Cash provided by financing activities	101,989	323,419
Net (decrease) increase in cash and cash equivalents	$(968)	$263,733

Operating activities. Net cash used in operating activities was $99.9 million for the six months ended June 30, 2025, primarily resulting from our net loss of $131.9 million, partially offset by non-cash adjustments of $25.9 million and net favorable changes in operating assets and liabilities of $6.1 million. Our net loss was attributed to operating expenses of $155.7 million, which we incurred for research and development activities, selling and marketing activities, general and administrative activities, and cost of product revenue, and net non-operating expenses of $0.3 million, partially offset by $24.2 million of revenue. Non-cash adjustments primarily include stock-based compensation expense of $20.1 million, non-cash interest expense of $2.1 million, depreciation and amortization expense of $2.0 million, and a net non-cash loss related to changes in the fair value of our derivative liability of $1.6 million. Net cash provided by net favorable changes in our operating assets and liabilities during the six months ended June 30, 2025 consisted primarily of decreases of prepaid expenses and other current assets of $5.0 million, decreases of accounts receivable, net, of $2.0 million, resulting primarily from decreased sales of DEXTENZA, and increases of accounts payable of $1.7 million, partially offset by decreases of accrued expenses of $2.3 million, resulting predominantly from our clinical development activities, and other changes, net, of $0.3 million.

Net cash used in operating activities was $58.7 million for the six months ended June 30, 2024, primarily resulting from our net loss of $108.6 million and net unfavorable changes in operating assets and liabilities of $9.9 million, partially offset by non-cash adjustments of $59.8 million. Our net loss was attributed to operating expenses of $106.4 million, which we incurred for research and development activities, selling and marketing activities, general and administrative activities, and cost of product revenue, and net non-operating expenses of $33.4 million, partially offset by $31.2 million of revenue. Non-cash adjustments primarily include a loss on extinguishment of debt of $28.0 million, stock-based compensation expense of $19.3 million, a non-cash loss related to changes in the fair value of our derivative liabilities of $8.2 million, non-cash interest expense of $2.5 million, and depreciation and amortization expense of $1.9 million. Net cash used by net unfavorable changes in our operating assets and liabilities during the six months ended June 30, 2024 consisted primarily of net decreases of accrued expenses of $6.2 million and net increases of accounts receivable of $4.1 million, partially offset by other changes, net, of $0.4 million. Decreases of accrued expenses include a $11.4 million payment of interest to the holder of the Convertible Notes in March 2024.

Investing activities. Net cash used in investing activities was $3.0 million for the six months ended June 30, 2025, consisting of cash used to purchase property and equipment and leasehold improvements of $3.2 million, partially offset by $0.1 million cash received from the sale of obsolete items of property and equipment. Net cash used in investing activities was $1.0 million for the six months ended June 30, 2024, consisting of cash used to purchase property and equipment, primarily consisting of leasehold improvements.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2025 was $102.0 million and consisted of total net proceeds from the issuance of common stock under the 2021 Sales Agreement of $94.0 million, proceeds from the exercise of stock options of $7.3 million, and proceeds from issuing shares under our Employee Stock Purchase Plan, or ESPP, of $0.7 million. Net cash provided by financing activities for the six months ended June 30, 2024 was $323.4 million and consisted of total net proceeds from the issuance of common stock and pre-funded warrants in a private placement of approximately $316.4 million, proceeds from the exercise of stock options of $6.6 million, and proceeds from issuing shares under our ESPP of $0.5 million.

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$8,371	$3,480	4,789	102	—
Barings Credit Agreement	82,474	—	—	82,474	—
Total	$90,845	$3,480	$4,789	$82,576	$—

The table above includes our enforceable and legally binding obligations and future commitments at June 30, 2025, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at June 30, 2025. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

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

We have in-licensed a significant portion of our intellectual property from Incept, LLC, or Incept, an intellectual property holding company, under an amended and restated license agreement, or the License Agreement, that we entered into with Incept in January 2012, which was most recently amended in September 2018. We are obligated to pay Incept a royalty equal to a low-single-digit percentage of net sales made by us or our affiliates of any products, devices, materials, or components thereof, or the Licensed Products, including or covered by Original IP (as defined in the License Agreement), excluding the Shape-Changing IP (as defined in the License Agreement), in the Ophthalmic Field of Use (as defined in the License Agreement). We are obligated to pay Incept a royalty equal to a mid-single-digit percentage of net sales made by us or our affiliates of any Licensed Products including or covered by Original IP, excluding the Shape-Changing IP, in the Additional Field of Use (as defined in the License Agreement). We are obligated to pay Incept a royalty equal to a low-single-digit percentage of net sales made by us or our affiliates of any Licensed Products including or covered by Incept IP (as defined in the License Agreement) or Joint IP (as defined in the License Agreement) in the field of drug delivery. Any sublicensee of ours also will be obligated to pay Incept a royalty on net sales of Licensed Products made by it and will be bound by the terms of the agreement to the same extent as we are. We are obligated to reimburse Incept for our share of the reasonable fees and costs incurred by Incept in connection with the prosecution of the patent applications licensed to us under the agreement. Our share of these fees and costs is equal to the total amount of such fees and costs divided by the total number of Incept’s exclusive licensees of the patent application. We have not included in the table above any payments to Incept under this license agreement as the amount, timing and likelihood of such payments are not known.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2025, we had cash and cash equivalents of $391.1 million, which includes cash in operating bank accounts and investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest-rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

As of June 30, 2025, we had a secured term loan facility with a principal amount of $82.5 million under a credit and security agreement with Barings Finance LLC and the lenders party thereto, or the Barings Credit Agreement. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of June 30, 2025, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

We account for the obligation to pay royalty fees embedded in the Barings Credit Agreement as a separate financial instrument, measured at fair value, using a Monte Carlo simulation, which we refer to as the Royalty Fee Derivative Liability. As of June 30, 2025, the Royalty Fee Derivative Liability was valued at $14.0 million. As of June 30, 2025, a 10% increase or decrease of the interest rate used in the valuation model would not have a material effect on the fair value of the Royalty Fee Derivative Liability. Changes in the fair value of the Royalty Fee Derivative Liability have no impact on anticipated cash outflows related to this liability.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our principal executive officer and our principal financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2025, none of our directors and officers adopted or terminated a trading arrangement for the sale or purchase of our securities that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment of Restated Certificate of Incorporation, as amended					X

10.1	2021 Stock Incentive Plan, as amended					X

10.2	Amended and Restated 2014 Employee Stock Purchase Plan					X

10.3	Employment Agreement, by and between the Registrant and Steve Meyers, dated January 27, 2023					X

10.4	First Amendment to Employment Agreement, by and between the Registrant and Steve Meyers, dated August 3, 2023

10.5	Employment Agreement, by and between the Registrant and Namrata Saroj, dated November 3, 2024					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: August 5, 2025	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)