Form 10-Q
period 2025-09-30
OCULAR THERAPEUTIX, INC
filed 2025-11-04
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 213,047,472 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing clinical trials, including our two registrational Phase 3 clinical trials of AXPAXLI for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 and SOL-R trials;
●	any additional clinical trials we might determine in the future to conduct for AXPAXLI or any other product candidate we determine to develop, including our planned long-term extension study of AXPAXLI for the treatment of wet AMD, which we refer to as the SOL-X trial, our planned registrational Phase 3 clinical trials of AXPAXLI for the treatment of patients with non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS-2 and HELIOS-3 trials, and any other clinical trials we might conduct for AXPAXLI;
●	determining our next steps for our product candidate OTX-TIC for the treatment of patients with OAG or OHT;
●	our plans to develop and potentially seek regulatory approval for and commercialize AXPAXLI, OTX-TIC and any other product candidates that we might develop based on our proprietary bioresorbable hydrogel-based formulation technology ELUTYX;
●	our commercialization efforts for our product DEXTENZA;
●	our ability to manufacture DEXTENZA and any of our product candidates, including AXPAXLI, in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and any of our product candidates, including AXPAXLI;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	our plans to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of AXPAXLI and any of our other product candidates as well as DEXTENZA;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;
●	our estimates regarding the market opportunity for AXPAXLI and any of our product candidates as well as DEXTENZA;

●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future, including AXPAXLI;
●	our intellectual property position;
●	the impact of government laws and regulations; and
●	our competitive position.

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

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$344,772	$392,102
Accounts receivable, net	30,768	32,388
Inventory	3,488	3,040
Prepaid expenses and other current assets	7,952	13,457
Total current assets	386,980	440,987
Property and equipment, net	16,954	9,389
Restricted cash	1,614	1,614
Operating lease assets	5,334	5,945
Total assets	$410,882	$457,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,260	$4,176
Accrued expenses and other current liabilities	40,272	35,117
Deferred revenue	—	128
Operating lease liabilities	2,762	1,933
Total current liabilities	49,294	41,354
Other liabilities:
Operating lease liabilities, net of current portion	3,629	5,345
Derivative liability	14,962	13,246
Deferred revenue, net of current portion	14,000	14,000
Notes payable, net	70,617	68,505
Other non-current liabilities	151	141
Total liabilities	152,653	142,591
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 and 400,000,000 shares authorized and 174,949,558 and 157,749,490 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	18	16
Additional paid-in capital	1,350,580	1,206,412
Accumulated deficit	(1,092,369)	(891,084)
Total stockholders’ equity	258,229	315,344
Total liabilities and stockholders’ equity	$410,882	$457,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$14,544	$15,347	$38,573	$46,441
Collaboration revenue	—	78	128	200
Total revenue, net	14,544	15,425	38,701	46,641
Costs and operating expenses:
Cost of product revenue	1,774	1,561	4,980	4,396
Research and development	52,358	37,054	146,296	86,646
Selling and marketing	13,088	10,573	40,965	30,750
General and administrative	16,022	12,235	46,717	46,054
Total costs and operating expenses	83,242	61,423	238,958	167,846
Loss from operations	(68,698)	(45,998)	(200,257)	(121,205)
Other income (expense):
Interest income	3,729	5,653	11,012	15,611
Interest expense	(3,002)	(3,224)	(9,003)	(10,471)
Change in fair value of derivative liabilities	(1,447)	7,076	(3,066)	(1,103)
Loss on extinguishment of debt	—	—	—	(27,950)
Gain on sale of property and equipment	—	—	29	—
Total other income (expense), net	(720)	9,505	(1,028)	(23,913)
Net loss	$(69,418)	$(36,493)	$(201,285)	$(145,118)
Net loss per share, basic	$(0.38)	$(0.22)	$(1.15)	$(0.94)
Weighted average common shares outstanding, basic	183,919,808	166,992,735	175,356,729	154,990,112
Net loss per share, diluted	$(0.38)	$(0.22)	$(1.15)	$(0.94)
Weighted average common shares outstanding, diluted	183,919,808	166,992,735	175,356,729	154,990,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(201,285)	$(145,118)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	31,825	25,912
Non-cash interest expense	2,902	3,158
Change in fair value of derivative liabilities	3,066	1,103
Depreciation and amortization expense	3,076	2,835
Gain on disposal of items of property and equipment	(29)	—
Loss on extinguishment of debt	—	27,950
Changes in operating assets and liabilities:
Accounts receivable, net	1,620	(4,056)
Prepaid expenses and other current assets	5,505	(5,357)
Inventory	(448)	(100)
Accounts payable	466	(430)
Operating lease assets	611	778
Accrued expenses	3,072	(568)
Deferred revenue	(128)	(200)
Operating lease liabilities	(887)	(1,155)
Net cash used in operating activities	(150,634)	(95,248)
Cash flows from investing activities:
Purchases of property and equipment	(9,171)	(1,086)
Proceeds from sales of property and equipment	130	—
Net cash used in investing activities	(9,041)	(1,086)
Cash flows from financing activities:
Proceeds from exercise of stock options	17,607	10,752
Proceeds from issuance of common stock pursuant to employee stock purchase plan	713	492
Proceeds from issuance of common stock upon public offering, net of issuance costs	94,025	—
Proceeds from issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	—	316,353
Net cash provided by financing activities	112,345	327,597
Net (decrease) increase in cash, cash equivalents and restricted cash	(47,330)	231,263
Cash, cash equivalents and restricted cash at beginning of period	393,716	197,571
Cash, cash equivalents and restricted cash at end of period	$346,386	$428,834
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,785	$18,198
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$1,739	$76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2024	157,749,490	$16	$1,206,412	$(891,084)	$315,344
Issuance of common stock upon exercise of stock options	880,115	—	4,183	—	4,183
Issuance of common stock upon vesting of restricted stock units	632,419	—	—	—	—
Stock-based compensation expense	—	—	10,456	—	10,456
Net loss	—	—	—	(64,053)	(64,053)
Balances at March 31, 2025	159,262,024	$16	$1,221,051	$(955,137)	$265,930
Issuance of common stock upon exercise of stock options	697,692	—	3,384	—	3,384
Issuance of common stock in connection with employee stock purchase plan	96,007	—	713	—	713
Issuance of common stock upon vesting of restricted stock units	229,154	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	1,092,148	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs	11,548,364	1	94,024	—	94,025
Stock-based compensation expense	—	—	9,678	—	9,678
Net loss	—	—	—	(67,814)	(67,814)
Balances at June 30, 2025	172,925,389	$17	$1,328,850	$(1,022,951)	$305,916
Issuance of common stock upon exercise of stock options	1,754,677	1	10,039	—	10,040
Issuance of common stock upon vesting of restricted stock units	269,492	—	—	—	—
Stock-based compensation expense	—	—	11,691	—	11,691
Net loss	—	—	—	(69,418)	(69,418)
Balances at September 30, 2025	174,949,558	$18	$1,350,580	$(1,092,369)	$258,229

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

Ocular Therapeutix, Inc.

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is an integrated biopharmaceutical company committed to redefining the retina experience. AXPAXLI (also known as OTX-TKI), the Company’s investigational product candidate for retinal disease, is an axitinib intravitreal hydrogel based on its ELUTYX proprietary bioresorbable hydrogel-based formulation technology. AXPAXLI is currently in Phase 3 clinical trials for wet age-related macular degeneration (“wet AMD”), with a Phase 3 clinical program for non-proliferative diabetic retinopathy (“NPDR”) planned to be initiated imminently.

The Company also leverages the ELUTYX technology in its commercial product DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of ocular inflammation and pain following ophthalmic surgery in adults and pediatric patients and ocular itching associated with allergic conjunctivitis in adults and pediatric patients aged two years or older, and in its investigational product candidate OTX-TIC, which is a travoprost intracameral hydrogel for which the Company completed a Phase 2 clinical trial for the treatment of open-angle glaucoma (“OAG”) or ocular hypertension (“OHT”).

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

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of September 30, 2025, the Company had an accumulated deficit of $1,092,369. Based on its current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses and capital expenditures, the Company believes that its existing cash and cash equivalents of $344,772 as of September 30, 2025, plus the net proceeds received from an underwritten offering of the Company’s common stock that the Company completed in October 2025 of approximately $445,400 after deducting underwriting discounts and commissions and estimated other offering expenses (Note 10 and Note 17), will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these unaudited condensed consolidated financial statements while the Company observes a minimum liquidity covenant of $20,000 in its credit facility (Note 7).

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2024 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024 have been made. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company does not expect the adoption of the amendments to have a significant impact on the disclosures related to its consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05 Financial Instruments – Credit Losses. For public business entities, the amendments provide for the election of a practical expedient to be used in developing reasonable and supportable forecasts as part of estimating future expected credit losses for current accounts receivable and current contract assets. The amendments are effective for annual reporting periods beginning after December 31, 2025, including interim periods within those fiscal years. The Company does not expect the adoption of the amendments to have a significant impact on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06 Intangibles – Goodwill and Other – Internal-Use Software. The amendments change (i) the criteria regarding the timing of the capitalization of costs for internal-use software and (ii) the accounting for website development costs. The amendments are effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of the amendments on its consolidated financial statements.

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

Royalties paid under the Incept License Agreement related to product sales (the “Incept Royalties”) were $402 and $1,231 for the three and nine months ended September 30, 2025, respectively, and $491 and $1,373 for the three and nine months ended September 30, 2024, respectively. The Incept Royalties are charged to cost of product revenue when accrued.

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

As of June 30, 2025, the Company had recognized the full amount of the transaction price that was allocated to the performance obligation regarding the conduct of a Phase 2 clinical trial of OTX-TIC (the “Phase 2 Clinical Trial of OTX-TIC performance obligation”) as collaboration revenue, as this performance obligation is fully satisfied. Accordingly, no collaboration revenue was recognized for the three months ended September 30, 2025. The Company recognized collaboration revenue of $128 for the nine months ended September 30, 2025, and $78 and $200 for the three and nine months ended September 30, 2024, respectively.

Deferred revenue activity for the nine months ended September 30, 2025 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2024	$14,128
Amounts recognized into revenue	(128)
Deferred revenue at September 30, 2025	$14,000

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

	September 30,	September 30,
	2025	2024
Cash and cash equivalents	$344,772	$427,220
Restricted cash (non-current)	1,614	1,614
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$346,386	$428,834

The Company held restricted cash as security deposits for its real estate leases.

5. Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$229	$214
Work-in-process	1,359	1,489
Finished goods	1,900	1,337
	$3,488	$3,040

6. Expenses

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued payroll and related expenses	$13,052	$14,272
Accrued rebates and programs	6,229	5,265
Accrued professional fees	3,393	1,879
Accrued research and development expenses	14,959	11,054
Accrued interest payable on Barings Credit Facility (Note 9)	733	592
Accrued other	1,906	2,055
	$40,272	$35,117

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

The Company has determined that the embedded obligation to pay the Barings Royalty Fee (the “Barings Royalty Fee Obligation”) is required to be separated from the Barings Credit Facility and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of proceeds to the Barings Royalty Fee Obligation resulted in a discount on the Barings Credit Facility. The Company is amortizing the discount to interest expense over the term of the Barings Credit Facility using the effective interest method. Accrued or paid Barings Royalty Fees are included in the change in fair value of derivative liabilities on the condensed consolidated statements of operations and comprehensive loss (Note 9).

A summary of the Barings Credit Facility at September 30, 2025 and December 31, 2024 is as follows:

	September 30,	December 31,
	2025	2024
Barings Credit Facility	$82,474	82,474
Less: unamortized discount	(11,857)	(13,969)
Total	$70,617	68,505

As of September 30, 2025, the full principal for the Barings Credit Facility of $82,474 was due for repayment in 2029.

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

A roll-forward of the Royalty Fee Derivative Liability is as follows:

As of
Balance at December 31, 2024	$13,246
Change in fair value	1,716
Balance at September 30, 2025	$14,962

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

Three specialty distributor customers accounted for the following percentages of the Company’s total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Customer 1	46%	41%	43%	45%
Customer 2	23	26	25	23
Customer 3	9	9	9	11

Three specialty distributor customers accounted for the following percentages of the Company’s accounts receivable, net:

	As of
	September 30,	December 31,
	2025	2024
Customer 1	45%	46%
Customer 2	27	28
Customer 3	10	8

Change in Fair Value of Derivative Liabilities

Other income (expenses) from the change in the fair values of derivative liabilities as presented on the Company’s consolidated statements of operations and comprehensive loss includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Change in the fair value of the Conversion Option Derivative Liability	$—	$—	$—	$2,598
Change in the fair value of Royalty Fee Derivative Liability	(938)	7,613	(1,716)	(2,076)
Barings Royalty Fee	(509)	(537)	(1,350)	(1,625)
Total	$(1,447)	$7,076	$(3,066)	$(1,103)

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$328,442	$—	$—	$328,442

Liability:
Derivative liability	$—	$—	$14,962	$14,962

	Fair Value Measurements as of
	December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,112	$—	$—	$378,112

Liability:
Derivative liability	$—	$—	$13,246	$13,246

Barings Credit Agreement and Royalty Fee Derivative Liability

At September 30, 2025, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $71,350, comprised of the $70,617 non-current liability (Note 7) and $733 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $79,848 at September 30, 2025. At December 31, 2024, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $69,097, comprised of the $68,505 non-current liability (Note 7) and $592 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $73,608 at December 31, 2024.

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

The main inputs to valuing the Royalty Fee Derivative Liability are as follows:

	As of
	September 30,	December 31,
	2025	2024
Revenue volatility	61.4%	64.0%
Revenue discount rate	15.3%	16.0%

10. Equity

On September 30, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with certain underwriters (the “2025 Underwriters”) relating to an underwritten offering (the “2025 Offering”) of 37,909,018 shares of the Company’s common stock, par value $0.0001 per share (the “2025 Shares”). The offering price of the 2025 Shares was $12.53 per share, and the 2025 Underwriters agreed to purchase all of the 2025 Shares from the Company pursuant to the 2025 Underwriting Agreement at a price of $11.7782 per share. In connection with entering into the 2025 Underwriting Agreement, also on September 30, 2025, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC. The sale of the 2025 Shares and the closing of the 2025 Offering occurred on October 1, 2025 (the “Settlement Date”). The Company accounted for the issuance of shares under the 2025 Offering, as well as the net proceeds received, on the Settlement Date. Refer to Note 17 for additional information regarding the 2025 Offering.

In August 2021, the Company and Jefferies LLC (“Jefferies”) entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of its common stock from time to time through Jefferies, acting as agent. In November 2023, the Company filed a prospectus in connection with the 2021 Sales Agreement for the issuance and sale of common stock having an aggregate offering price of up to $100,000 thereunder. The Company did not offer or sell shares of its common stock under the 2021 Sales Agreement during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company sold 11,548,364 shares of common stock, respectively, under the 2021 Sales Agreement, resulting in gross proceeds to the Company of $96,775, and net proceeds, after accounting for issuance costs, of $94,025. The Company did not offer or sell shares of its common stock under the 2021 Sales Agreement during the three and nine months ended September 30, 2024.

In February 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement an aggregate of 32,413,560 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a price of $7.52 per share, and, to certain Investors in lieu of Shares, pre-funded warrants to purchase 10,805,957 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a price of $7.519 per Pre-Funded Warrant (the “2024 Private Placement”). Each Pre-Funded Warrant issued in the 2024 Private Placement that remains outstanding has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until the Pre-Funded Warrant is exercised in full. The 2024 Private Placement closed on February 26, 2024. The Company received total net proceeds from the 2024 Private Placement of approximately $316,353 after deducting placement agent fees and offering expenses. The Company accounts for the Pre-Funded Warrants as a component of permanent equity. In connection with entering into the Securities Purchase Agreement, also on February 21, 2024, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to register for resale the Shares and the shares of the Company’s common stock issuable upon exercise of the Pre-Funded Warrants (together with the Shares, the “Registrable Securities”). The Company filed a registration statement regarding the Registrable Securities on Form S-3 with the SEC on March 25, 2024. There were no exercises of Pre-Funded Warrants during the three months ended September 30, 2025. During the nine months ended September 30, 2025, Pre-Funded Warrants to purchase 1,092,273 shares of the Company’s common stock were exercised via cashless exercise for 1,092,148 shares of the Company’s common stock. As of September 30, 2025, 9,713,684 Pre-Funded Warrants remained outstanding. There were no exercises of Pre-Funded Warrants during the three and nine months ended September 30, 2024.

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

11. Stock-Based Awards

For the three and nine months ended September 30, 2025, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the 2014 Employee Stock Purchase Plan (the “ESPP”) (collectively, the “Stock Plans”). The 2021 Plan and the 2019 Inducement Plan provide for the grant of non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock appreciation rights and other stock-based awards. The 2021 Plan also provides for the grant of incentive stock options.

The terms and conditions of the Stock Plans are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. Subsequent updates to the Stock Plans during the three and nine months ended September 30, 2025 are as follows:

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

As of September 30, 2025, 7,623,536, 729,504, and 2,297,048 shares of common stock remained available for issuance under the 2021 Plan, the 2019 Inducement Plan, and the ESPP, respectively.

Stock options, RSUs and PSUs

During the three and nine months ended September 30, 2025, the Company granted options to purchase 415,608 and 6,881,909 shares of common stock, respectively, at a weighted exercise price of $12.44 and 7.78 per share, respectively. Of these, options to purchase 415,608 and 6,666,517 shares of common stock, respectively, were granted under the 2021 Plan. No options to purchase shares of common stock were granted under the 2019 Inducement Plan during the three months ended September 30, 2025. During the nine months ended September 30, 2025, options to purchase 215,392 shares of common stock were granted under the 2019 Inducement Plan.

During the three and nine months ended September 30, 2025, the Company granted 129,256 and 2,599,835 RSUs, respectively. Of these, 129,256 and 2,536,760 RSUs, respectively, were granted under the 2021 Plan. No RSUs were granted under the 2019 Inducement Plan during the three months ended September 30, 2025. During the nine months ended September 30, 2025, 63,075 RSUs were granted under the 2019 Inducement Plan. Each RSU is settleable for one share of common stock upon vesting.

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

During the three and nine months ended September 30, 2025, 262,429 and 1,500,515 stock options, respectively, and 88,882 and 216,745 RSUs, respectively, expired or were forfeited.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options, RSUs and PSUs in the following expense categories of its unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$3,451	$2,796	$9,819	$6,595
Selling and marketing	1,205	787	3,450	2,313
General and administrative	7,035	3,058	18,556	17,004
	$11,691	$6,641	$31,825	$25,912

During the nine months ended September 30, 2025, the Company modified the terms of certain stock options and RSUs that were previously granted to former executives of the Company, resulting in incremental stock-based compensation expense for the three and nine months ended September 30, 2025 of $0 and $1,542, respectively.

As of September 30, 2025, the Company had an aggregate of $84,673 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.44 years.

12. Income Taxes

The Company did not provide for any income taxes in its unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, respectively. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2025 and December 31, 2024, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, or the OBBBA, which includes, among other provisions, a broad range of tax reform provisions affecting businesses. The Company is currently evaluating the impact of the OBBBA on the Company’s consolidated financial statements and related disclosures.

13. Net Loss Per Share

Basic net loss per share was calculated as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(69,418)	$(36,493)	$(201,285)	$(145,118)
Denominator:
Weighted average common shares outstanding, basic	183,919,808	166,992,735	175,356,729	154,990,112
Net loss per share - basic	$(0.38)	$(0.22)	$(1.15)	$(0.94)

For the three and nine months ended September 30, 2025 and 2024, respectively, there was no dilutive impact from potentially issuable common shares. Therefore, diluted net loss per share was the same as basic net loss per share. As of September 30, 2025 and September 30, 2024, 9,713,684 and 10,805,957, respectively, outstanding Pre-Funded Warrants (Note 10) are included in the calculation of basic and diluted net loss per share.

The Company excluded the following potentially issuable common shares, outstanding as of September 30, 2025 and 2024, respectively, from the computation of diluted net loss per share for the three and nine months ended September 30, 2025 and 2024, respectively, because they had an anti-dilutive impact:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Options to purchase common stock	21,936,593	19,784,690	21,936,593	19,784,690
RSUs	4,641,629	3,015,829	4,641,629	3,015,829
PSUs	1,500,000	—	1,500,000	—
	28,078,222	22,800,519	28,078,222	22,800,519

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

The accounting policies for the Company’s one segment are the same as those described in Note 2. The CODM evaluates the performance of its one segment and allocates resources based on Net Loss.

The following table provides information about the Company’s single segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$14,544	$15,425	$38,701	$46,641
Cost of product revenue	1,774	1,561	4,980	4,396
Research and development (a)
Direct program expenses
AXPAXLI for wet AMD	34,707	17,017	92,893	35,263
Other clinical and preclinical programs	1,224	1,184	3,307	6,750
Unallocated expenses
Personnel costs	9,136	7,551	27,825	22,168
All other costs	1,632	6,365	5,986	8,815
Selling and marketing (a)	11,721	9,601	36,972	27,997
General and administrative (a)	8,563	8,832	26,864	28,294
Facilities (b)	1,722	1,713	5,230	5,416
Stock-based compensation	11,691	6,641	31,825	25,912
Depreciation	1,072	958	3,076	2,835
Interest income	3,729	5,653	11,012	15,611
Interest expense	(3,002)	(3,224)	(9,003)	(10,471)
Loss from debt extinguishment	—	—	—	(27,950)
Other non-operating items	(1,447)	7,076	(3,037)	(1,103)
Net loss	$(69,418)	$(36,493)	$(201,285)	$(145,118)

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

16. Related Party Transactions

The Company has engaged Boston Image Reading Center LLC (“BIRC”) to provide certain clinical development-related services to the Company. Nadia Waheed, M.D. M.P.H., who has served as the Company’s Chief Medical Officer since June 1, 2024, is a Director of BIRC. For the three and nine months ended September 30, 2025, the Company incurred fees for clinical development-related services rendered by BIRC of $23 and $48, respectively. For the three and nine months ended September 30, 2024, the Company incurred fees for clinical development-related services rendered by BIRC while being deemed a related party since June 1, 2024 of $8 and $51, respectively. As of September 30, 2025 and December 31, 2024, there was $20 and $0 recorded in accounts payable for BIRC, respectively. As of September 30, 2025 and December 31, 2024, there was $3 and $5 recorded in accrued expenses for BIRC, respectively.

Jeffrey Heier, M.D., a former member of the Company’s Board of Directors and the Company’s current Chief Scientific Officer, and Peter Kaiser, M.D., the Company’s current Chief Development Officer, are each affiliated with i2Vision, Inc. and its affiliated entities (collectively “i2Vision”). The Company had engaged i2Vision to provide services with respect to the clinical advancement of AXPAXLI. For the three months ended September 30, 2025, i2Vision did not provide any services to the Company. For the nine months ended September 30, 2025, the Company recorded a net credit for fees and expenses related to services rendered by i2Vision that were previously recorded as expense of $(121). For the three and nine months ended September 30, 2024, the Company incurred fees and expenses related to services rendered by i2Vision of $623, including $313 for pass-through costs, and $1,961, including $349 for pass-through costs, respectively. As of September 30, 2025 and December 31, 2024, there was $0 and $132 recorded in accounts payable for i2Vision, respectively. As of September 30, 2025 and December 31, 2024, there was $0 and $383 recorded in accrued expenses for i2Vision, respectively. As of September 30, 2025 and December 31, 2024, there was $0 and $176 recorded in prepaid expenses and other current assets for i2Vision, respectively.

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

The Company had engaged Heier Consulting, LLC (“Heier Consulting”), an entity affiliated with Dr. Heier, to provide advice or expertise on one or more of the Company’s development-stage drug or medical device products relating to retinal diseases or conditions under a consultant agreement (the “Heier Consulting Agreement”). On February 21, 2024, the Company entered into an employment agreement with Dr. Heier (the “Heier Employment Agreement”) under which Dr. Heier agreed to serve as Chief Scientific Officer of the Company. In connection with entering into the Heier Employment Agreement, the Heier Consulting Agreement was terminated. In addition, in connection with his commencement of employment, Dr. Heier resigned from the Company’s board of directors, effective February 21, 2024. Compensation for the consulting services was in the form of cash and stock-based awards. The total grant date fair value of stock-based awards granted to Dr. Heier was $96, which was recognized to expense on a straight-line basis over the respective vesting periods. The Company incurred cash-based fees for services rendered by Heier Consulting of approximately $0 and $5 for the three and nine months ended September 30, 2024, respectively, before the termination of the Heier Consulting Agreement.

17. Subsequent Events

On October 1, 2025, the Company completed an underwritten offering of the 2025 Shares at an offering price of $12.53 per share. The Company received net proceeds of approximately $445,400, after deducting underwriting discounts and commissions and estimated other offering expenses, from the 2025 Offering.

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

Overview

Our Company

We are an integrated biopharmaceutical company committed to redefining the retina experience. AXPAXLI (also known as OTX-TKI), our investigational product candidate for retinal disease, is an axitinib intravitreal hydrogel based on our ELUTYX proprietary bioresorbable hydrogel-based formulation technology. AXPAXLI is currently in Phase 3 clinical trials for wet age-related macular degeneration, or wet AMD, with a Phase 3 clinical program for non-proliferative diabetic retinopathy, or NPDR, planned to be initiated imminently.

We also leverage the ELUTYX technology in our commercial product DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration, or FDA, for the treatment of ocular inflammation and pain following ophthalmic surgery in adults and pediatric patients and for the treatment of ocular itching associated with allergic conjunctivitis in adults and pediatric patients aged two years or older, and in our investigational product candidate OTX-TIC, which is a travoprost intracameral hydrogel that has completed a Phase 2 clinical trial for the treatment of open-angle glaucoma, or OAG, or ocular hypertension, or OHT. We are currently evaluating next steps for the OTX-TIC program.

Key Business and Financial Developments

AXPAXLI for Wet AMD

The SOL-1 Trial

We are currently conducting the SOL-1 trial, a repeat-dosing registrational Phase 3 clinical trial, to assess the safety and efficacy of AXPAXLI in subjects with wet AMD. The SOL-1 trial is designed as a prospective, multi-center, double-masked, randomized (1:1), parallel-group, two-arm superiority trial comparing a single injection of AXPAXLI with a drug load of 450 µg of axitinib, or AXPAXLI 450 µg, to a single injection of aflibercept 2 mg.

The SOL-1 trial involves more than 100 trial sites located in the United States and Argentina. The SOL-1 trial completed the randomization of 344 subjects with a diagnosis of active macular choroidal neovascularization at screening in December 2024. Under the trial protocol, subjects were eligible for enrollment in the SOL-1 trial if they were treatment-naïve for wet AMD in the study eye; had central subfield thickness, or CSFT, of less than or equal to 500 microns; and had a Best Corrected Visual Acuity, or BCVA, of at least 54 letters as measured by the Early Treatment of Diabetic Retinopathy Study, or ETDRS, letters chart (approximately 20/80 Snellen equivalent vision). After screening, enrolled subjects received two aflibercept 2 mg loading doses at Weeks -8 and -4. Subjects reaching either a BCVA of greater than or equal to 84 ETDRS letters (approximately 20/20 Snellen equivalent vision) or experiencing an improvement of at least 10 ETDRS letters with a reduction in CSFT to no greater than 350 microns after these injections were randomized in the trial.

The primary endpoint of the SOL-1 trial is the proportion of subjects who maintain visual acuity, defined as a loss of fewer than 15 ETDRS letters from baseline, at Week 36. One of the secondary endpoints being evaluated is the proportion of subjects who maintain visual acuity measured at Week 52. At Weeks 52 and 76, all subjects that were randomized in the trial at Day 1, including subjects who previously received supplemental anti-vascular endothelial growth factor, or anti-VEGF treatment, are re-dosed with their respective initial treatment of a single injection of

AXPAXLI 450 μg in the investigational arm or a single injection of aflibercept 2 mg in the control arm. Subjects will be followed for safety until the end of Year 2.

Retention in the trial continues to be outstanding, with greater than 95% of randomized subjects remaining on-trial to date, and rescues reviewed under masking shows greater than 95% of rescue events to date have met pre-established protocol-defined criteria. Oversight by an independent data and safety monitoring committee has not identified any safety signals in the SOL-1 trial to date.

We are conducting the SOL-1 trial in accordance with a special protocol assessment, or SPA, agreement with the FDA. We continue to expect topline results for the SOL-1 trial to be available in the first quarter of 2026 after the completion of the Week 52 visits for all subjects in the trial.

The SOL-R Trial

We are also conducting the SOL-R trial, a repeat-dosing registrational Phase 3 clinical trial to evaluate the non-inferiority of AXPAXLI 450 μg dosed every 24 weeks for the treatment of wet AMD compared to aflibercept 2 mg dosed on-label every eight weeks. The SOL-R trial includes sites located in the U.S., Argentina, India, and Australia. The SOL-R trial is designed as a multi-center, double-masked, randomized (2:2:1), three-arm trial and is intended to randomize approximately 555 subjects that are either treatment naïve or have been diagnosed with wet AMD in the study eye within about four months prior to enrollment. To qualify for screening in the SOL-R trial, a subject’s study eye must have a BCVA of at least 34 ETDRS letters (approximately 20/200 Snellen equivalent vision).

Over the six months prior to randomization, enrolled subjects are given three screening doses of any anti-VEGF therapy, excluding brolucizumab-dbll, and monitored to exclude subjects demonstrating early persistent fluid or significant retinal fluid fluctuations. Subjects maintaining a CSFT of no greater than 350 microns at Weeks -12 and -8 and not experiencing a CSFT increase of greater than 35 microns from their lowest CSFT at any prior visit then receive two loading doses of aflibercept 2 mg at Weeks -8 and -4 prior to randomization.

Subjects in the first arm of the SOL-R trial receive a single dose of AXPAXLI 450 μg at Day 1 and are re-dosed at Weeks 24, 48, and 72. Subjects in the second arm receive aflibercept 2 mg on-label every eight weeks. Subjects in the third arm receive a single dose of aflibercept 8 mg at Day 1 and are re-dosed at Weeks 24, 48, and 72.

The primary endpoint of SOL-R is to demonstrate non-inferiority in mean BCVA change from baseline between the AXPAXLI and on-label aflibercept 2 mg arms at Week 56. The third arm of the SOL-R trial, which has only been included for masking purposes, is not part of the non-inferiority analysis. Based on FDA guidance, the non-inferiority margin for the lower bound for the trial has been established at -4.5 letters of mean BCVA.

In a written Type C response received in August 2024, and a subsequent written response received in December 2024, the FDA agreed that the SOL-R repeat dosing wet AMD trial, with a primary endpoint at Week 56, should be appropriate as an adequate and well-controlled trial in support of a potential new drug application, or NDA, and for a product label for AXPAXLI for the treatment of wet AMD. The FDA also noted that the use of one superiority trial and one non-inferiority trial is generally acceptable as the basis of an eventual NDA in wet AMD.

On November 4, 2025, we announced that the SOL-R trial has achieved its randomization target of 555 subjects. We will continue to allow randomization of previously enrolled subjects currently in the loading phase of the trial to maintain our commitment to both patients and investigators, with topline data remaining on track for the first half of 2027.

The SOL-X Trial

We plan to initiate a long-term, multi-center, open-label extension clinical trial, which we refer to as the SOL-X trial, to evaluate subjects who have completed their two-year safety follow-up visits in either the SOL-1 or SOL-R trials for an additional three years. The primary objectives of the planned SOL-X trial are to evaluate the long-term safety of AXPAXLI; to explore long-term visual outcomes, including visual acuity and the incidence and/or progression of fibrosis and macular atrophy; and to evaluate the impact of delayed initiation of AXPAXLI in patients who initially were randomized to receive aflibercept in either SOL-1 or SOL-R. According to the planned trial design, subjects enrolled in the SOL-X trial are to receive AXPAXLI 450 μg every 24 weeks and are to be evaluated at Week 4, Week 12, and every 12 weeks thereafter.

Next Steps

If we obtain favorable results from the SOL-1 trial and the SOL-R trial, we plan to submit an NDA with the FDA for marketing approval of AXPAXLI for the treatment of wet AMD. Because axitinib is FDA-approved for non-ophthalmic indications, we plan to leverage the 505(b)(2) NDA review pathway which has the potential to shorten the review timeline for AXPAXLI by two months compared to the traditional review pathway for new molecular entities. If approved, we believe AXPAXLI has the potential to be the first product for wet AMD with a superiority label as compared to a single injection of anti-VEGF based on the SOL-1 trial, with redosing potentially as infrequently as every 12 months.

AXPAXLI for Diabetic Eye Disease

Diabetic Eye Disease

Diabetic eye disease is an increasingly prevalent global health concern, driven by the rapidly rising number of individuals diagnosed with diabetes each year.

Diabetic retinopathy, or DR, is the most common category of retinal diseases, affecting over an estimated 103 million people worldwide. DR is a progressive condition in which retinal blood vessels are damaged following a cascade of events triggered by chronically elevated levels of blood glucose. As many as half of all diabetic patients are expected to develop some form of DR in their lifetime. DR can progress from the non-proliferative stages, or the NPDR stages, to the proliferative stage, or the PDR stage, characterized by the growth of abnormal new blood vessels. The severity of DR is commonly assessed using an objective severity score based on graded retinal images, which is referred to as the diabetic retinopathy severity score, or DRSS. Based on third-party market research data, we estimate that fewer than 1% of the 6.4 million NPDR patients in the U.S. receive treatment today, despite the availability of anti-VEGF therapies approved for the indication, largely due to the burden of frequent injections.

Diabetic macular edema, or DME, is also a leading cause of vision loss in the working-age population. DME, the result of an accumulation of fluid in the macula that can afflict patients with diabetes, can occur at any stage of DR. In patients with DME, blood vessels in the eyes leak and start to swell, which can cause vision loss or blindness. Anti-VEGF drugs are approved to treat DME, but these treatments typically require frequent intravitreal injections, placing a significant burden on patients and physicians alike.

DR Program Highlights

In September 2025, we announced plans to initiate two superiority registrational trials of AXPAXLI for the treatment of NPDR, which we refer to as the HELIOS-2 and HELIOS-3 trials. We plan to target a broad label in DR by including subjects with non-center-involved DME, or non-CI-DME. We are preparing to initiate the HELIOS registrational program imminently with the goal of evaluating 6- and 12-month dosing intervals.

The HELIOS-2 and HELIOS 3 trials will leverage a novel ordinal primary endpoint of 2 or more steps on the DRSS. Historically, DR trials have relied on binary endpoints measuring either an improvement of 2 or more steps in DRSS or the prevention of a 2 or more step DRSS worsening have been used as binary endpoints. The HELIOS program will be the first time an ordinal endpoint is being used in DR trials, which means the statistical analysis will measure changes across the DRSS spectrum, including disease improvement, stability, and worsening. These are all clinically meaningful measures for retina specialists in the context of a disease that gets progressively worse if untreated. The use of the novel ordinal endpoint means that every patient will contribute data to the statistical analysis, allowing for a smaller trial size to achieve statistically significant outcomes relative to the size required for a binary analysis. We believe the ordinal DRSS endpoint enables a higher probability of success with smaller, shorter, more relevant, and less expensive trials, relative to other potential endpoints.

In August 2025, we received written agreement regarding the overall design of the HELIOS-2 clinical trial, including the proposed novel ordinal endpoint and statistical analysis plan, from the FDA under an SPA agreement.

The HELIOS-2 Trial

We plan to initiate the HELIOS-2 trial, a Phase 3 clinical trial to evaluate the safety and efficacy of AXPAXLI in approximately 432 subjects with moderately severe to severe NPDR without center-involved DME, or CI-DME. The planned HELIOS-2 trial is designed to be a multi-center, double-masked, randomized (1:1), parallel-group, two-arm superiority trial comparing a single injection of AXPAXLI 450 μg to a single injection of ranibizumab 0.3 mg. The trial is expected to include subjects with non-CI-DME.

According to the planned trial design, eligible subjects in the HELIOS-2 trial will be randomized to receive either a single dose of AXPAXLI 450 μg or a single dose of ranibizumab. At Week 52, all subjects that were randomized in the trial will be re-dosed with their respective initial treatments. Subjects will be assessed monthly through Year 1 and every other month thereafter for safety through the end of Year 2. Subjects and designated trial personnel will remain masked through the end of Year 2.

The primary endpoint of the HELIOS-2 clinical trial is subjects’ ordinal 2-step DRSS change status from baseline—comparing whether subjects have experienced at least a two-step improvement, at least a two-step worsening, or less than a two-step change in either direction—assessed at Week 52.

The HELIOS-3 Trial

We also plan to initiate the HELIOS-3 trial, a second Phase 3 clinical trial to evaluate the safety and efficacy of AXPAXLI in approximately 930 subjects with moderately severe to severe NPDR without CI-DME. The planned HELIOS-3 trial is designed to be a multi-center, double-masked, randomized (1:1:1), three-arm superiority trial comparing two dosing regimens of AXPAXLI to a sham comparator. Similar to the HELIOS-2 trial, the HELIOS-3 clinical trial is also expected to include subjects with non-CI-DME.

According to the planned trial design, eligible subjects in the HELIOS-3 trial will be randomized as follows: subjects in the first arm will receive a single injection of AXPAXLI 450 μg at Day 1 and will be re-dosed with AXPAXLI 450 μg at Week 24; subjects in the second arm will receive a single injection of AXPAXLI 450 μg at Day 1 and a sham injection at Week 24; and subjects in the third arm will receive sham injections at both Day 1 and Week 24. Subjects will be assessed every three months throughout the trial, and subjects and designated trial personnel will remain masked through the end of Week 52.

The primary endpoint of the HELIOS-3 clinical trial is identical to the primary endpoint of the HELIOS-2 trial, subjects’ ordinal 2-step DRSS change status from baseline as assessed at Week 52.

Update on Intellectual Property Portfolio in Connection with AXPAXLI

In September 2025, we received a notice of allowance from the United States Patent and Trademark Office in connection with a patent application submitted by us that recites claims covering methods of treating ocular diseases with AXPAXLI. This notice of allowance resulted in the issuance of a U.S. patent in October 2025. Subject to any patent term adjustments that we may obtain, we expect this patent to expire in 2044. We will continue to prosecute our patents and patent applications for AXPAXLI and our other product candidates and technologies in the United States and various other jurisdictions around the world.

OTX-TIC for OAG or OHT

We completed a pilot repeat-dose sub-study in a subset of subjects from our Phase 2 clinical trial of OTX-TIC to evaluate the safety of a repeat, sustained release dose of OTX-TIC 26 µg. Subjects in the primary Phase 2 study who had received either OTX-TIC 26 μg or DURYSTA and who did not require rescue therapy during the primary study (prior to Visit 10) were eligible to participate in the repeat dose sub-study. Subjects who had received OTX-TIC 26 µg in the primary study received a repeat-dose of OTX-TIC 26 μg in the sub-study once the initial dose of OTX-TIC from the primary study had fully reabsorbed (6 patients at sub-study enrollment; 3 additional patients received sham at sub-study enrollment and OTX-TIC 26 μg at a later study visit following full reabsorption). As DURYSTA cannot be administered more than once in the same eye, there were 16 subjects who received DURYSTA in the primary study who received sham in their assigned study eye in the repeat-dose sub-study. Subjects were followed for at least six months after their enrollment in the sub-study and repeat dosing with OTX-TIC 26 µg or sham.

Data from the sub-study were consistent with data previously observed in the OTX-TIC primary study. We observed a decrease from baseline (Day 0, Visit 2 of the primary study) in mean intraocular pressure, or IOP, values at 8 AM, 10 AM, and 4 PM at all repeat-dose post-injection visits in the study eye in the OTX-TIC 26 µg group and sham group, with mean IOP values similar or lower than those seen at Month 6 of the primary study. During the repeat-dose sub-study, the mean decrease in diurnal IOP values from baseline was greater at all time points for subjects who received a repeat-dose of OTX-TIC than for subjects who received DURYSTA in the main study and a sham injection in the repeat-dose sub-study.

OTX-TIC 26 µg was generally well tolerated after both single and repeat dosing in patients with OAG or OHT. In addition, no new safety concerns were identified following repeat-dosing of OTX-TIC 26 µg in the small subset of subjects who participated in the sub-study.

We are currently evaluating next steps for the OTX-TIC program.

2025 Offering

In October 2025, we completed an underwritten offering of 37,909,018 shares of our common stock for an offering price of $12.53 per share (the “2025 Offering”). We received net proceeds of approximately $445.4 million, after deducting underwriting discounts and commissions and estimated other offering expenses, from the 2025 Offering.

Commercial

Our net product revenue is generated from the sale of DEXTENZA to specialty distributors, or SDs, for resale to certain ambulatory surgery centers, or ASCs, certain hospital outpatient departments, or HOPDs, and certain physicians’ offices, and from the direct sale by us to ASCs and physicians’ offices, or Direct Sales.

Our net product revenue was $14.5 million for the three months ended September 30, 2025, reflecting a decrease of $0.8 million or 5.2% over the three months ended September 30, 2024. Our net product revenue was $38.6 million for the nine months ended September 30, 2025, reflecting a decrease of $7.8 million or 16.8% over the nine months ended September 30, 2024.

We believe that the year-over-year decrease in net product revenue is primarily attributable to the Medicare reimbursement cap, the impact of rebates and discounts, and the impact of the inclusion of DEXTENZA into the cost performance category of the Centers for Medicare & Medicaid Services’ Merit-based Incentive Payment System, or MIPS, for 2025.

Demand for DEXTENZA is determined by In-Market Sales, defined as unit sales from the SDs to ASCs, HOPDs, and physicians’ offices, and unit sales made directly by us to ASCs and physicians’ offices. We recorded In-Market Sales of approximately 48,000 units in the three months ended September 30, 2025, an increase of approximately 6,000 units compared to the three months ended September 30, 2024, and an increase of approximately 4,000 units compared to the three months ended June 30, 2025. Differences between In-Market Sales figures and the number of units of DEXTENZA sold by us to SDs and through Direct Sales as included in net product revenue recognized in our unaudited condensed consolidated financial statements are attributable to distributor stocking patterns. We believe that clinicians are adjusting to the impact of MIPS, and together with our increased sales efforts directed towards HOPDs, which receive separate payment for DEXTENZA in 2025 after being ineligible for separate payments in 2024, we expect DEXTENZA unit growth to continue.

The final Medicare Physician Fee Schedule, or MPFS, for 2026, or the CY 2026 MPFS Final Rule, was released on October 31, 2025. Under the CY 2026 MPFS Final Rule, DEXTENZA remains included in MIPS. We expect the Outpatient Prospective Payment System, or OPPS, rule for 2026 to be released in November 2025.

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

Following recent changes more broadly within the FDA, and the more recent federal government shutdown, we have not noticed any disruption in the cadence and nature of our dialogue with the FDA to date.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, or the OBBBA, which includes, among other provisions, significant changes to healthcare policy. At this time, we do not anticipate the changes implemented by the OBBBA to have a significant adverse effect on our business or operations.

Components of our Financial Performance

Revenue

We record DEXTENZA product sales net of applicable reserves for variable consideration, including off-invoice discounts, or OIDs, estimated chargebacks, rebates, distribution fees, product returns, and other incentives. Collectively, these discounts, allowances and other reserves are generally referred to as gross-to-net provisions, or GTN Provisions.

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

Interest Expense. Interest expense is incurred on our debt. In August 2023, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility, or the Barings Credit Facility, in the aggregate principal amount of $82.5 million. For the three and nine months ended September 30, 2025, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal). For the three months ended September 30, 2024, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal). For the nine months ended September 30, 2024, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal) and our $37.5 million unsecured senior subordinated convertible notes, or the Convertible Notes ($37.5 million outstanding principal through March 28, 2024, no outstanding principal thereafter).

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$14,544	$15,347	$(803)
Collaboration revenue	—	78	(78)
Total revenue, net	14,544	15,425	(881)
Costs and operating expenses:
Cost of product revenue	1,774	1,561	213
Research and development	52,358	37,054	15,304
Selling and marketing	13,088	10,573	2,515
General and administrative	16,022	12,235	3,787
Total costs and operating expenses	83,242	61,423	21,819
Loss from operations	(68,698)	(45,998)	(22,700)
Other income (expense):
Interest income	3,729	5,653	(1,924)
Interest expense	(3,002)	(3,224)	222
Change in fair value of derivative liabilities	(1,447)	7,076	(8,523)
Total other income (expense), net	(720)	9,505	(10,225)
Net loss	$(69,418)	$(36,493)	$(32,925)

Product Revenue, net

Our product revenue, net was $14.5 million and $15.3 million for the three months ended September 30, 2025 and 2024, respectively, reflecting a decrease of $0.8 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total GTN Provisions for the three months ended September 30, 2025 and 2024 were 52.5% and 39.0%, respectively, of gross DEXTENZA product sales. We are required to estimate the expected GTN Provisions when we sell DEXTENZA to SDs, ASCs and physicians’ offices and accrue for them at that time. We adjust the OID, a significant component of the GTN Provisions for DEXTENZA from time to time and typically on a quarterly basis as part of our overall pricing strategy. The actual OID amounts are generally determined at the time of resale by SDs or direct sales to ASCs or physicians’ offices by us. Effective July 1, 2025, we increased the OID, and subsequently, effective October 1, 2025, we decreased the OID. The total GTN Provisions for the three months ended September 30, 2025 therefore include timing effects related to the decreased OID, as the estimated GTN Provisions for units that we sold to SDs during the three months ended September 30, 2025 under the pre-October 2025 OID and that were not sold as In-Market Sales during that period will be subject to the decreased OID. Compared to the three months ended September 30, 2024, the GTN Provisions relative to gross DEXTENZA product sales increased during the three months ended September 30, 2025, primarily as a result of the changes in the OID. We expect that GTN Provisions relative to gross DEXTENZA product sales will remain at this increased level, or might increase further, for the remainder of 2025 and beyond.

Research and Development Expenses

	Three Months Ended
	September 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for wet AMD	$34,707	$17,017	$17,690
AXPAXLI for NPDR	129	244	(115)
OTX-TIC	176	314	(138)
DEXTENZA for post-surgical ocular inflammation and pain	908	457	451
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	4	70	(66)
Preclinical programs	7	99	(92)
Unallocated expenses:
Personnel costs (including stock-based compensation)	12,587	10,104	2,483
All other costs	3,840	8,749	(4,909)
Total research and development expenses	$52,358	$37,054	$15,304

Research and development expenses were $52.4 million and $37.1 million for the three months ended September 30, 2025 and 2024, respectively, reflecting an increase of $15.3 million year-over-year.

Within research and development expenses, expenses for clinical programs increased $17.8 million, unallocated expenses decreased $2.4 million, and expenses for preclinical programs decreased $0.1 million.

For the three months ended September 30, 2025, we incurred $35.9 million in direct research and development expenses for our products and product candidates compared to $18.2 million for the three months ended September 30, 2024. The increase of $17.7 million is related to timing and conduct of our various clinical trials for our product candidates, including the progression of the SOL-1 trial and the SOL-R trial.

We expect that direct research and development expenses for our products and product candidates will continue to increase significantly for the remainder of 2025 and beyond as we progress with the SOL-1 and the SOL-R trials; initiate the planned SOL-X, HELIOS-2, and HELIOS-3 trials; and perform increased activities regarding the pre-commercial manufacturing of AXPAXLI. We expect that personnel costs will continue to increase for the remainder of 2025 and beyond as we plan to hire additional personnel to support our planned clinical trials.

Selling and Marketing Expenses

	Three Months Ended
	September 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$8,285	$6,869	$1,416
Professional fees	3,365	2,453	912
Facility-related and other	1,438	1,251	187
Total selling and marketing expenses	$13,088	$10,573	$2,515

Selling and marketing expenses were $13.1 million and $10.6 million for the three months ended September 30, 2025 and 2024, respectively, reflecting an increase of $2.5 million year-over-year.

The increase is due to an increase in personnel-related costs, including stock-based compensation, of $1.4 million, primarily reflecting an increase related to the expansion of our marketing team for AXPAXLI; an increase in professional fees of $0.9 million, including costs related to our corporate branding; and an increase in facility-related and other costs of $0.2 million.

We expect our selling and marketing expenses to increase for the remainder of 2025 and beyond as we continue to support the commercialization of DEXTENZA and initiate and continue marketing-related activities in connection with the potential commercial launch of AXPAXLI.

General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$11,058	$6,606	$4,452
Professional fees	3,447	4,390	(943)
Facility-related and other	1,517	1,239	278
Total general and administrative expenses	$16,022	$12,235	$3,787

General and administrative expenses were $16.0 million and $12.2 million for the three months ended September 30, 2025 and 2024, respectively, reflecting an increase of $3.8 million year-over-year.

The increase was due to an increase in personnel-related costs, including stock-based compensation, of $4.5 million and an increase in facility-related and other costs of $0.3 million, partially offset by a decrease in professional fees of $0.9 million. The increase in personnel-related costs, including stock-based compensation, primarily relates to increased stock-based compensation expenses of $4.0 million.

We anticipate that our general and administrative expenses will increase for the remainder of 2025 and beyond, as we continue to further strengthen certain functions and processes that support our clinical trials of AXPAXLI, including the SOL-1 trial, the SOL-R trial, and our planned SOL-X, HELIOS-2, and HELIOS-3 trials.

Other Income (Expense), Net

Interest Income. Interest income was $3.7 million and $5.7 million for the three months ended September 30, 2025 and 2024, respectively, reflecting a decrease of $2.0 million year-over-year. The decrease is attributable primarily to a lower average balance of interest-generating cash and cash equivalents.

Interest Expense. Interest expense was $3.0 million and $3.2 million for the three months ended September 30, 2025 and 2024, respectively, reflecting a decrease of $0.2 million year-over-year.

Change in Fair Value of Derivative Liabilities. We recognized a net loss from the change in fair value of our derivative liability related to the Barings Credit Agreement of $1.4 million for the three months ended September 30, 2025. We recognized a net gain from the change in fair value of our derivative liability related to the Barings Credit Agreement of $7.1 million for the three months ended September 30, 2024. The net loss for the three months ended September 30, 2025 is comprised of a non-cash loss of $0.9 million from the change in the fair value of the derivative liability, and an expense of $0.5 million related to royalty fees under the Barings Credit Agreement that we paid or accrued. The net gain for the three months ended September 30, 2024 is comprised of a non-cash gain of $7.6 million from the change in the fair value of the derivative liability, partially offset by a $0.5 million expense related to royalty fees under the Barings Credit Agreement that we paid or accrued. We cannot predict how the fair value of the derivative liability related to the Barings Credit Agreement will change in the remainder of 2025 and beyond.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$38,573	$46,441	$(7,868)
Collaboration revenue	128	200	(72)
Total revenue, net	38,701	46,641	(7,940)
Costs and operating expenses:
Cost of product revenue	4,980	4,396	584
Research and development	146,296	86,646	59,650
Selling and marketing	40,965	30,750	10,215
General and administrative	46,717	46,054	663
Total costs and operating expenses	238,958	167,846	71,112
Loss from operations	(200,257)	(121,205)	(79,052)
Other income (expense):
Interest income	11,012	15,611	(4,599)
Interest expense	(9,003)	(10,471)	1,468
Change in fair value of derivative liabilities	(3,066)	(1,103)	(1,963)
Loss on extinguishment of debt	—	(27,950)	27,950
Gain on sale of property and equipment	29	—	29
Total other income (expense), net	(1,028)	(23,913)	22,885
Net loss	$(201,285)	$(145,118)	$(56,167)

Product Revenue, net

Our product revenue, net was $38.6 million and $46.4 million for the nine months ended September 30, 2025 and 2024, respectively, reflecting a decrease of $7.8 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total GTN Provisions for the nine months ended September 30, 2025 and 2024 were 51.4% and 38.3%, respectively, of gross DEXTENZA product sales. We are required to estimate the expected GTN Provisions when we sell DEXTENZA to SDs, ASCs and physicians’ offices and accrue for them at that time. We adjust the OID, a significant component of the GTN Provisions for DEXTENZA from time to time and typically on a quarterly basis as part of our overall pricing strategy. The actual OID amounts are generally determined at the time of resale by SDs or direct sales to ASCs or physicians’ offices by us. Effective April 1, 2025, we increased the wholesale acquisition cost, or WAC, and we concurrently increased the OID for DEXTENZA as part of our overall pricing strategy. Subsequently, effective July 1, 2025, we increased the OID further. Effective October 1, 2025, we decreased the OID. The total GTN Provisions for the nine months ended September 30, 2025 therefore include timing effects related to the increased WAC and the changes to the OID, as the estimated GTN Provisions for units that we sold to SDs during the three months ended September 30, 2025 under the pre-October 2025 OID and that were not sold as In-Market Sales during that period will be subject to the decreased OID. Compared to the nine months ended September 30, 2025, the GTN Provisions relative to gross DEXTENZA product sales increased during the nine months ended September 30, 2025, primarily as a result of these changes. We expect that GTN Provisions relative to gross DEXTENZA product sales will remain at this increased level, or might increase further, for the remainder of 2025 and beyond.

Collaboration Revenue

Our collaboration revenue was $0.1 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. All of our collaboration revenue was attributable to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC. We recognize collaboration revenue based on a cost-to-cost method. We do not expect to recognize additional collaboration revenue for the remainder of 2025, as we have fully satisfied the performance obligation.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for wet AMD	$92,893	$35,263	$57,630
AXPAXLI for NPDR	355	1,715	(1,360)
OTX-TIC	592	1,942	(1,350)
DEXTENZA for post-surgical ocular inflammation and pain	2,337	1,689	648
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	11	465	(454)
Preclinical programs	11	939	(928)
Unallocated expenses:
Personnel costs (including stock-based compensation)	37,644	28,046	9,598
All other costs	12,453	16,587	(4,134)
Total research and development expenses	$146,296	$86,646	$59,650

Research and development expenses were $146.3 million and $86.6 million for the nine months ended September 30, 2025 and 2024, respectively, reflecting an increase of $59.7 million year-over-year.

Within research and development expenses, expenses for clinical programs increased $55.1 million, unallocated expenses increased $5.5 million, and expenses for preclinical programs decreased $0.9 million.

For the nine months ended September 30, 2025, we incurred $96.2 million in direct research and development expenses for our products and product candidates compared to $42.0 million for the nine months ended September 30, 2024. The increase of $54.2 million is related to timing and conduct of our various clinical trials for our product candidates, including the progression of the SOL-1 trial, the initiation and progression of the SOL-R trial, and the completion of the HELIOS-1 trial.

The increase in personnel-related costs, including stock-based compensation, of $9.6 million primarily relates to the addition of headcount, increased stock-based compensation expenses of $3.2 million, and other adjustments to employee compensation.

We expect that direct research and development expenses for our products and product candidates will continue to increase significantly for the remainder of 2025 and beyond as we progress with the SOL-1 and the SOL-R trials; initiate the planned SOL-X, HELIOS-2, and HELIOS-3 trials; and perform increased activities regarding the pre-commercial manufacturing of AXPAXLI. We expect that personnel costs will continue to increase for the remainder of 2025 and beyond as we plan to hire additional personnel to support our planned clinical trials.

Selling and Marketing Expenses

	Nine Months Ended
	September 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$25,006	$20,912	$4,094
Professional fees	11,441	6,042	5,399
Facility-related and other	4,518	3,796	722
Total selling and marketing expenses	$40,965	$30,750	$10,215

Selling and marketing expenses were $41.0 million and $30.8 million for the nine months ended September 30, 2025 and 2024, respectively, reflecting an increase of $10.2 million year-over-year.

The increase was primarily due to an increase in professional fees of $5.4 million, including costs related to our corporate branding; an increase in personnel-related costs, including stock-based compensation, of $4.1 million, including costs related to the expansion of our marketing team for AXPAXLI; and an increase in facility-related and other costs of $0.7 million.

We expect our selling and marketing expenses to increase for the remainder of 2025 and beyond as we continue to support the commercialization of DEXTENZA and as we continue marketing-related activities regarding our corporate branding and initiate and continue marketing-related activities in connection with the potential commercial launch of AXPAXLI.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase
	2025	2024	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$31,508	$31,038	$470
Professional fees	10,449	12,142	(1,693)
Facility-related and other	4,760	2,874	1,886
Total general and administrative expenses	$46,717	$46,054	$663

General and administrative expenses were $46.7 million and $46.1 million for the nine months ended September 30, 2025 and 2024, respectively, reflecting an increase of $0.6 million year-over-year.

The increase was primarily due to an increase in facility-related and other costs of $1.9 million and an increase in personnel-related costs, including stock-based compensation, of $0.5 million, partially offset by a decrease in professional fees of $1.7 million. Personnel-related costs, including stock-based compensation, for the nine months ended September 30, 2025 include $1.5 million related to acceleration of stock-based compensation for former executives. In the nine months ended September 30, 2024, we executed and substantially completed a strategic reduction in force as part of an initiative to prioritize our resources on the clinical development of AXPAXLI for wet AMD, or the Strategic Restructuring. Personnel-related costs, including stock-based compensation, for the nine months ended September 30, 2024 include $1.6 million related to wages, severance, and other benefits under the Strategic Restructuring, and $9.9 million related to accrued severance and acceleration of stock-based compensation for certain employees who departed during the nine months ended September 30, 2024 separate from the Strategic Restructuring, including our former Chief Executive Officer, our former Chief Business Officer, and our former Chief Medical Officer.

We anticipate that our general and administrative expenses will increase for the remainder of 2025 and beyond, as we continue to further strengthen certain functions and processes that support our clinical trials of AXPAXLI, including the SOL-1 trial, the SOL-R trial, and our planned SOL-X, HELIOS-2, and HELIOS-3 trials.

Other Income (Expense), Net

Interest Income. Interest income was $11.0 million and $15.6 million for the nine months ended September 30, 2025 and 2024, respectively, reflecting a decrease of $4.6 million year-over-year. The decrease is attributable primarily to a lower average balance of interest-generating cash and cash equivalents.

Interest Expense. Interest expense was $9.0 million and $10.5 million for the nine months ended September 30, 2025 and 2024, respectively, reflecting a decrease of $1.5 million year-over-year. The decrease is primarily due to lower average balances of debt outstanding as a result of the conversion of the Convertible Notes in March 2024.

Change in Fair Value of Derivative Liabilities. We recognized a net loss from the change in fair values of our derivative liabilities of $3.1 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively. The net loss for the nine months ended September 30, 2025 is comprised of a non-cash loss of $1.7 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement, and an expense of $1.4 million related to royalty fees under the Barings Credit Agreement that we paid or accrued. The net loss for the nine months ended September 30, 2024 is comprised of a non-cash loss of $2.1 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement, and an expense of $1.6 million related to royalty fees under the Barings Credit Agreement that we paid or accrued, partially offset by a gain of $2.6 million from the change in the fair value of the derivative liability related to a conversion option embedded in the Convertible Notes. We cannot predict how the fair value of the derivative liability related to the Barings Credit Agreement will change in the remainder of 2025 and beyond.

Loss on Extinguishment of Debt. We recognized a non-cash loss on extinguishment of debt of $28.0 million for the nine months ended September 30, 2024, resulting from the conversion of the Convertible Notes in March 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our preferred stock, public offerings and private placements of our common stock and pre-funded warrants to purchase our common stock, borrowings under credit facilities, private placements of our convertible notes, and sales of our products.

As of September 30, 2025, we had cash and cash equivalents of $344.8 million, and outstanding notes payable with a principal amount of $82.5 million par value under the Barings Credit Facility.

In October 2025, we settled the sale of 37,909,018 shares of our common stock pursuant to the 2025 Offering, resulting in net proceeds to us of $445.4 million after deducting underwriting discounts and commissions and estimated other offering expenses.

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

In February 2024, we sold 32,413,560 shares of our common stock at $7.52 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 10,805,957 shares of our common stock at a price of $7.519 per pre-funded warrant for total net proceeds of approximately $316.4 million, after deducting placement agent fees and other offering expenses, in a private placement. Each pre-funded warrant that remains outstanding has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until exercised in full. In June 2025, pre-funded warrants to purchase 1,092,273 shares of our common stock were exercised via cashless exercise for 1,092,148 shares of our common stock. As of September 30, 2025, 9,713,684 pre-funded warrants remained outstanding.

In December 2023, we sold 35,420,000 shares of our common stock in an underwritten public offering at a public offering price of $3.25 per share. The total net proceeds of the public offering to us were approximately $107.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

In August 2023, we borrowed $82.5 million under the Barings Credit Facility and received proceeds of $77.3 million, after the application of an original issue discount and fees.

Funding Requirements

We have a history of incurring significant operating losses. Our net losses were $201.3 million for the nine months ended September 30, 2025, and $193.5 million, $80.7 million, and $71.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of September 30, 2025, we had an accumulated deficit of $1,092.4 million.

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development, specifically the SOL-1 and SOL-R trials, as we initiate new clinical trials, specifically the HELIOS-2 and HELIOS-3 trials and the SOL-X trial, and as we support the commercialization of DEXTENZA and the potential commercialization of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue our ongoing clinical trials, including the SOL-1 and the SOL-R trials, our two registrational Phase 3 clinical trials of AXPAXLI for the treatment of wet AMD;
●	initiate our planned SOL-X trial, our long-term extension study of AXPAXLI for the treatment of wet AMD, and our planned HELIOS-2 and HELIOS-3 trials, our two registrational clinical trials of AXPAXLI for the treatment of NPDR;
●	initiate any additional clinical trials we might determine in the future to conduct for our product candidates;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	scale up our sales, marketing and distribution capabilities to prepare for commercialization of any product candidates for which we intend to obtain marketing approval;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	continue to monitor subjects according to the applicable clinical trial protocols, or prepare submission documentation such as clinical study reports, for our clinical trials that have been completed;
●	continue to commercialize DEXTENZA in the United States;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, quality assurance, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings, if any;
●	make investments to improve our defenses against cybersecurity threats and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

The amount and timing of these expenses determines our future capital requirements.

Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of September 30, 2025, together with the net proceeds from the 2025 Offering, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2028. This cash projection factors in the topline data readout from the SOL-registrational and HELIOS-registrational trials, the initiation of the SOL-X wet AMD open label extension study, and investments in pre-commercial activities associated with AXPAXLI, but does not include the full expenses we anticipate we need to support the commercialization of AXPAXLI, if approved. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the progress, costs and outcome of our ongoing clinical trials of AXPAXLI for the treatment of wet AMD;
●	the timing, scope, progress, costs and outcome of our planned SOL-X trial, our long-term extension study of AXPAXLI for the treatment of wet AMD;
●	the timing, scope, progress, costs and outcome of our planned registrational clinical program of AXPAXLI for the treatment of NPDR, including our HELIOS-2 and HELIOS-3 trials;
●	the costs, timing and outcome of regulatory review of AXPAXLI or our other product candidates by the FDA, the European Medicines Agency, or EMA, or other regulatory authorities;
●	the scope, progress, costs and outcome of preclinical development and any additional clinical trials we might determine in the future to conduct for our other product candidates, including OTX-TIC for the reduction of IOP in patients with OAG or OHT;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any of our product candidates for which we obtain marketing approval in the future, including cost increases due to inflation;
●	the costs of scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we may obtain marketing approval, including AXPAXLI, and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2025	2024
Cash used in operating activities	$(150,634)	$(95,248)
Cash used in investing activities	(9,041)	(1,086)
Cash provided by financing activities	112,345	327,597
Net (decrease) increase in cash and cash equivalents	$(47,330)	$231,263

Operating activities. Net cash used in operating activities was $150.6 million for the nine months ended September 30, 2025, primarily resulting from our net loss of $201.3 million, partially offset by non-cash adjustments of $40.8 million and net favorable changes in operating assets and liabilities of $9.8 million. Our net loss was attributed to operating expenses of $239.0 million, which we incurred for research and development activities, selling and marketing activities, general and administrative activities, and cost of product revenue, and net non-operating expenses of $1.0 million, partially offset by $38.7 million of net revenue. Non-cash adjustments primarily include stock-based compensation expense of $31.8 million, non-cash interest expense of $2.9 million, depreciation and amortization expense of $3.1 million, and a net non-cash loss related to changes in the fair value of our derivative liability of $3.1 million. Net cash provided by net favorable changes in our operating assets and liabilities during the nine months ended September 30, 2025 consisted primarily of decreases of prepaid expenses and other current assets of $5.5 million, decreases of accounts receivable, net, of $1.6 million, resulting primarily from decreased sales of DEXTENZA, and increases of accrued expenses of $3.1 million, resulting primarily from our clinical development activities, partially offset by other changes, net, of $0.4 million.

Net cash used in operating activities was $95.2 million for the nine months ended September 30, 2024, primarily resulting from our net loss of $145.1 million and net unfavorable changes in operating assets and liabilities of $11.1 million, partially offset by non-cash adjustments of $61.0 million. Our net loss was attributed to operating expenses of $167.8 million, which we incurred for research and development activities, selling and marketing activities, general and administrative activities, and cost of product revenue, and net non-operating expenses of $23.9 million, partially offset by $46.6 million of revenue. Non-cash adjustments primarily include a loss on extinguishment of debt of $28.0 million, stock-based compensation expense of $25.9 million, a non-cash loss related to changes in the fair value of our derivative liabilities of $1.1 million, non-cash interest expense of $3.2 million, and depreciation and amortization expense of $2.8 million.

Net cash used by net unfavorable changes in our operating assets and liabilities during the nine months ended September 30, 2024 consisted primarily of net increases of prepaid expenses and other current assets, resulting primarily from our clinical development activities, of $5.4 million, net increases of accounts receivable, net, of $4.1 million, and other changes, net, of $1.7 million. Other changes, net, include a $11.4 million payment of interest to the holder of the Convertible Notes in March 2024.

Investing activities. Net cash used in investing activities was $9.0 million for the nine months ended September 30, 2025, consisting of cash used to purchase property and equipment and leasehold improvements of $9.2 million, partially offset by $0.1 million cash received from the sale of obsolete items of property and equipment. Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2024, consisting of cash used to purchase property and equipment, primarily consisting of leasehold improvements.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2025 was $112.3 million and consisted of total net proceeds from the issuance of common stock under the 2021 Sales Agreement of $94.0 million, proceeds from the exercise of stock options of $17.6 million, and proceeds from issuing shares under our Employee Stock Purchase Plan, or ESPP, of $0.7 million. Net cash provided by financing activities for the nine months ended September 30, 2024 was $327.6 million and consisted of total net proceeds from the issuance of common stock and pre-funded warrants in a private placement of approximately $316.4 million, proceeds from the exercise of stock options of $10.8 million, and proceeds from issuing shares under our ESPP of $0.5 million.

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$7,494	$3,568	3,926	—	—
Barings Credit Agreement	82,474	—	—	82,474	—
Total	$89,968	$3,568	$3,926	$82,474	$—

The table above includes our enforceable and legally binding obligations and future commitments at September 30, 2025, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at September 30, 2025. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

We enter into contracts in the normal course of business to assist in the performance of our research and development activities, including agreements with clinical research organizations regarding the SOL-1 trial, the SOL-R trial, the SOL-X trial, the HELIOS-2 trial, and the HELIOS-3 trial, and other services and products for operating purposes. These contracts generally provide for termination on notice and therefore are cancelable contracts which are not included in contractual obligations and commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2025, we had cash and cash equivalents of $344.8 million, which includes cash in operating bank accounts and investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest-rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

As of September 30, 2025, we had a secured term loan facility with a principal amount of $82.5 million under a credit and security agreement with Barings Finance LLC and the lenders party thereto, or the Barings Credit Agreement. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of September 30, 2025, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

We account for the obligation to pay royalty fees embedded in the Barings Credit Agreement as a separate financial instrument, measured at fair value, using a Monte Carlo simulation, which we refer to as the Royalty Fee Derivative Liability. As of September 30, 2025, the Royalty Fee Derivative Liability was valued at $15.0 million. As of September 30, 2025, a 10% increase or decrease of the interest rate used in the valuation model would not have a material effect on the fair value of the Royalty Fee Derivative Liability. Changes in the fair value of the Royalty Fee Derivative Liability have no impact on anticipated cash outflows related to this liability.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our principal executive officer and our principal financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2025, none of our directors and officers adopted or terminated a trading arrangement for the sale or purchase of our securities that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

OCULAR THERAPEUTIX, INC.

Date: November 4, 2025	By:	/s/ Donald Notman
Donald Notman
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)