Form 10-K
period 2025-12-31
OCULAR THERAPEUTIX, INC
filed 2026-02-05
CIK 1393434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,604.7 million. The number of shares outstanding of the registrant’s class of common stock, as of February 2, 2026: 217,691,779

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

FORWARD-LOOKING STATEMENTS

●	This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “designed”, “may”, “might”, “plan”, “predict”, “project”, “target”, “potential”, “goal”, “will”, “would”, “could”, “should”, “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
●	The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:
●	our ongoing clinical trials, including our two Phase 3 clinical trials of AXPAXLI for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 and SOL-R trials, and our Phase 3 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS-3 trial;
●	any additional clinical trials we might determine in the future to conduct for AXPAXLI or any other product candidate we determine to develop, including our planned long-term extension study of AXPAXLI for the treatment of wet AMD, which we refer to as the SOL-X trial, a second Phase 3 clinical trial of AXPAXLI for the treatment of NPDR, which we refer to as the HELIOS-2 trial, and any other clinical trials we might conduct for AXPAXLI;
●	determining our next steps for our product candidate OTX-TIC for the treatment of patients with open-angle glaucoma, or OAG, or ocular hypertension, or OHT;
●	our plans and strategies to develop and potentially seek regulatory approval for and commercialize AXPAXLI, OTX-TIC and any other product candidates that we might develop based on our proprietary bioresorbable hydrogel-based formulation technology ELUTYX;
●	our commercialization, marketing and manufacturing plans, capabilities and strategy;
●	our commercialization efforts for our product DEXTENZA;
●	our ability to manufacture DEXTENZA and any of our product candidates, including AXPAXLI, in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and any of our product candidates, including AXPAXLI;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	the potential for us to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of AXPAXLI and any of our other product candidates as well as DEXTENZA;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;

●	our estimates regarding the market opportunity for AXPAXLI and any of our other product candidates as well as DEXTENZA;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future, including AXPAXLI;
●	our intellectual property position;
●	the impact of government laws and regulations; and
●	our competitive position.
●	We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section captioned “Risk Factors”, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, licensing agreements or investments we may make.
●	You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K. We do not assume, and we expressly disclaim, any obligation or undertaking to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
●	This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. While we believe that the information from these industry publications, surveys and studies is reliable, we have not independently verified such data. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors”.
●	This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K and the documents incorporated by reference herein may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies' trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. AXPAXLI is a trade name which we use to refer to our OTX-TKI product candidate. The U.S. Food and Drug Administration, or FDA, has not approved AXPAXLI as a product name.
●	Summary of Risks Related to our Business
●	Our business, financial condition, results of operations, future growth prospects and common stock price are subject to numerous risks and uncertainties that you should be aware of before making an investment decision, as more fully described under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:
●	We have a history of incurring significant losses. Our net losses were $265.9 million and $193.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1,157.0 million. We expect to incur operating losses over the next several years and may never achieve or maintain profitability.
●	If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
●	We have significant indebtedness including under our secured term loan facility pursuant to our credit and security agreement with Barings Finance LLC as administrative agent, and the lenders party thereto. Our significant indebtedness may limit cash flow available to invest in the ongoing needs of our business or otherwise affect our operations.
●	We depend heavily on the success of our product candidate AXPAXLI and our commercial product DEXTENZA. Our ability to generate product revenues sufficient to achieve profitability is dependent on obtaining marketing approval for and successfully commercializing AXPAXLI, and our successful commercialization of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis.
●	Clinical trials of our product candidates, including AXPAXLI, may not be successful. If we experience delays or difficulties in enrollment, serious adverse events or side effects are identified, or any other unforeseen events occur in connection with clinical trials of any of our product candidates, or if clinical trials of any of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
●	We may experience unforeseen events that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials of our product candidates could produce negative or inconclusive results, or regulators could disagree with us regarding clinical trial results or the sufficiency of our proposed data package, for example if the FDA determines not to accept a new drug application for AXPAXLI for the treatment of wet AMD based on a single registrational trial, SOL-1, even if the data are positive, or in the alternative denies such application. We may decide, or regulators may require us, to submit additional clinical data, conduct additional clinical trials or abandon product development programs. Enrollment in clinical trials may be slower than we anticipate. The cost of clinical trials of our product candidates may be greater than we anticipate.
●	We are conducting our SOL-1 trial under a Special Protocol Assessment, or SPA, agreement, and, if needed, will conduct our HELIOS-2 trial under a SPA agreement, in each case agreed to by the FDA. A SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of the overall protocol design for a clinical trial intended to support a future marketing application, but it does not indicate FDA concurrence on every protocol detail. Moreover, the FDA retains significant discretion in interpreting the terms of a SPA agreement and the data and results from any trial that is the subject of a SPA agreement. A SPA agreement does not ensure the receipt of marketing approval by the FDA or other regulatory authorities or that the approval process will be faster than conventional procedures. Although we expect to realize benefits in connection with utilizing the Section 505(b)(2) regulatory pathway for AXPAXLI, we may not ultimately realize these benefits.
●	We have a single-site manufacturing facility for DEXTENZA, and we have a separate single-site manufacturing facility for product candidates that we use in our clinical trials and other research and development activities, including AXPAXLI. We also depend from time to time on single-source suppliers for certain materials used in the manufacturing of our products and product candidates. If we have a material

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
●	DEXTENZA, and any of our product candidates for which we obtain marketing approval, including AXPAXLI, may become subject to less favorable or unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business. For instance, if DEXTENZA ceases to be eligible for reimbursement separate from ophthalmic surgery in the ambulatory surgical center setting or if we are not able to achieve the pricing and reimbursement coverage we anticipate for AXPAXLI, if approved, our net product revenues would be impacted significantly, and our ability to generate revenues from future sales of DEXTENZA or AXPAXLI could be adversely affected.
●	If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, maintain regulatory compliance for our manufacturing operations, obtain and maintain patent protection for or gain market acceptance by physicians, patients and third-party payors and others in the medical community of DEXTENZA or any of our product candidates for which we obtain marketing approval, including AXPAXLI, or experience significant delays in doing so, our business will be materially harmed and our ability to generate revenues from product sales will be materially impaired.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
●	Our products face and, if approved, our product candidates, including AXPAXLI, will face competition from generic, biosimilar and branded versions of existing drugs, many of which have achieved widespread acceptance among physicians, payors and patients for the treatment of ophthalmic diseases and conditions. In addition, because the active pharmaceutical ingredients in our products and leading product candidates are available off-patent, or are soon to be available off-patent, competitors may be able to prepare and submit applications for abbreviated new drug applications, or ANDAs, or foreign equivalents for generic versions of our products without the need to conduct clinical development and may be able to offer and sell products, whether approved through the ANDA process or otherwise, with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe our the patents that we own or license.
●	Even if we successfully obtain marketing approval for one or more of our product candidates, including AXPAXLI, the approved product will be subject to ongoing review and extensive regulation.
●	Depending on the outcome of our clinical programs, we will likely need additional funding to support future working capital needs and/or expansion of our operating plan. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts. To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
●	Our stock price is volatile and fluctuates substantially. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. We have previously, and we may in the future, be the target of legal proceedings related to declines in our stock price.

PART I

Item 1.	Business

We are an integrated biopharmaceutical company committed to redefining the retina experience. AXPAXLI, also known as OTX-TKI, our investigational product candidate for retinal disease, is an axitinib intravitreal hydrogel based on our ELUTYX proprietary bioresorbable hydrogel-based formulation technology. AXPAXLI is currently being evaluated in a Phase 3 registrational program for wet age-related macular degeneration, or wet AMD, which we refer to as the SOL program. AXPAXLI is currently also being evaluated in a Phase 3 registrational program for diabetic retinal disease, including non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS program.

We also leverage the ELUTYX technology in our commercial product DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration, or FDA, for the treatment of ocular inflammation and pain following ophthalmic surgery in adults and pediatric patients and for the treatment of ocular itching associated with allergic conjunctivitis in adults and pediatric patients aged two years or older, and in our product candidate OTX-TIC, which is a travoprost intracameral hydrogel that has completed a Phase 2 clinical trial for the treatment of open-angle glaucoma, or OAG, or ocular hypertension, or OHT. We are currently evaluating next steps for the OTX-TIC program.

DEXTENZA and our product candidates in clinical development generally incorporate therapeutic agents that have previously received regulatory approval from the FDA, including small molecules, into ELUTYX, with the goal of providing local programmed release to tailor the duration and amount of the therapeutic agent to be delivered to the eye.

The hydrogel technology that underpins ELUTYX has been used in the human body since 1992 and has demonstrated its safety and effectiveness in over five million patients across eight FDA-approved treatments since that time. Our own approved product DEXTENZA, the first and only drug-eluting intracanalicular insert approved by the FDA, has been used in nearly 750,000 eyes since launch with reported adverse events in approximately 2 of every 10,000 patients. As a result, we believe that the ELUTYX technology is well tolerated.

We believe the ELUTYX technology can provide delivery solutions for durable therapies for wet AMD, diabetic retinal disease, including NPDR, diabetic macular edema, or DME, and proliferative diabetic retinopathy, or PDR, retinal vein occlusion, or RVO, and other diseases and conditions of the eye, such as glaucoma. Our ELUTYX-based products and product candidates are hydrogels with ester bonds that are hydrolyzed over time by aqueous or vitreous humor fluid within the eye. Unlike traditional implants, the ELUTYX-based hydrogel is not rigid, does not have a shell, and does not persist following dissolution of the active drug. The factors that regulate the bioresorption of our ELUTYX polymer are temperature and pH of the aqueous environment. As body temperature and pH of the human aqueous environment are within a typical range for humans, and since water levels in the aqueous or vitreous humor are more than sufficient to saturate our polymer matrix, we believe we can program our products and product candidates so that the polymer will be intact long-enough to deliver the active pharmaceutical ingredient and then be fully bioresorbed. We believe that the ELUTYX safety profile is further supported because ELUTYX does not create an acidic microenvironment, it is easily eliminated from the eye, does not leave behind harmful byproducts, and it has soft gel properties.

AXPAXLI is seeking to address segments of the exudative retinal diseases market, which in the aggregate is estimated to include up to 8.3 million patients in the United States by 2030 and accounted for approximately $9.4 billion in U.S. annual estimated revenues in 2025, according to the Market Scope 2025 Exudative Retinal Disease Pharmaceuticals Report, published in October 2025, or the Market Scope 2025 Retina Report.

The following table summarizes the status of our key product candidates and development programs. We hold worldwide exclusive commercial rights to the core technology underlying all of our product candidates in development and have not granted commercial rights to any marketing partners other than a license agreement and collaboration with AffaMed Therapeutics Limited, or AffaMed, for the development and commercialization of DEXTENZA and OTX-TIC in certain geographies in Asia agreed to between the parties.

PIPELINE AT A GLANCE

Our Strategy

Our strategy is to redefine the retina experience by advancing AXPAXLI, our lead clinical asset, focusing specifically on our registrational programs for wet AMD and diabetic retinal disease, while we continue to build upon our experience in commercializing ophthalmology products. The key tactics of our strategy are:

●Advance our AXPAXLI registrational programs.
●	Wet AMD:
●	Continue the SOL-1 Phase 3 clinical trial and expect to present 52 Week results at the 49th Macula Society Annual Meeting, taking place between February 25 – 28, 2026. All subjects have completed their Week 52 visit and have been re-dosed according to their baseline treatment assignment.
●	Obtain additional clinical data from the continuation of the SOL-1 trial through the end of Week 104 and the continuation of the SOL-R Phase 3 clinical trial, for which we intend to report topline data on the primary efficacy endpoint in the first quarter of 2027, and the planned SOL-X trial, which we intend to initiate in the second quarter of 2026.
●	Pending the receipt of favorable results from the SOL-1 trial and planned interactions with the FDA, we intend to submit a new drug application, or NDA, for AXPAXLI for the treatment of wet AMD based on SOL-1 Week 52 data. We also plan to leverage the 505(b)(2) approval pathway, which could potentially shorten the NDA review timeline for AXPAXLI by up to two months.
●	Diabetic Retinal Disease:
●	We plan to target a broad label in diabetic retinal disease by conducting the HELIOS registrational program in patients with moderately severe to severe NPDR and including subjects in the program who also have non-center-involved DME, or non-CI-DME, in addition to NPDR. We plan to refine our development plans and registration strategy for AXPAXLI for the treatment of diabetic retinal disease based on our anticipated discussions with the FDA regarding the regulatory pathway for AXPAXLI for the treatment of wet AMD.
●	Scale up our commercialization and manufacturing capabilities.
●	Invest in infrastructure, including capital expenditures, to support initial expected commercial production levels of AXPAXLI, including continuing our efforts to transform our existing manufacturing facility at 15 Crosby Drive in Bedford, Massachusetts into a commercial manufacturing facility, and the build out of manufacturing processes for the device that is used to administer AXPAXLI to the eye together with third party contract manufacturing organizations, or CMOs.
●Advance pre-commercialization activities associated with AXPAXLI.
●	Continue and accelerate activities to expand our existing sales, marketing and distribution capabilities, currently used to market DEXTENZA, to prepare for commercialization of AXPAXLI, if approved, for the treatment of wet AMD as well as for diabetic retinal disease.

Clinical Portfolio

Retinal Diseases

Wet Aged-Related Macular Degeneration (Wet AMD)

Wet AMD is a serious disease of the central portion of the retina, known as the macula, an oval-shaped pigmented area that is responsible for detailed central vision and color perception. Wet AMD is characterized by abnormal new blood vessel formation, referred to as neovascularization, which results in blood vessel leakage and retinal distortion. If untreated, neovascularization in wet AMD patients typically results in formation of a scar under the macular region of the retina. The current standard of care for wet AMD is treatment with drugs that target vascular endothelial growth factor, or VEGF, one of several proteins involved in neovascularization and hyper-permeability of established and new blood vessels.

Wet AMD is the most common cause of visual impairment among patients over the age of 50 years in developed countries. According to the Market Scope 2025 Retina Report, there were approximately 14.8 million people globally and 1.7 million people in the United States who suffered from wet AMD in 2025, and this population is expected to grow at a 3.0% and 3.3% compound annual growth rate, or CAGR, respectively, through 2030.

The market for the treatment of wet AMD consists predominantly of five anti-VEGF, drugs, including four drugs that are approved for marketing and primarily prescribed for the treatment of wet AMD: Eylea and Eylea HD, marketed in the United States by Regeneron; Lucentis, marketed in the United States by Genentech; Vabysmo, marketed in the United States by Genentech, and one drug, bevacizumab, also known as Avastin, an anti-VEGF therapy approved for the treatment of certain cancers, which is used off-label for the treatment of wet AMD.

Diabetic Retinal Disease

Diabetic retinal diseases are an increasingly prevalent global health concern, driven by the rapidly rising number of individuals diagnosed with diabetes each year.

Diabetic retinopathy, or DR, is the most common category of retinal diseases, affecting over an estimated 103 million people worldwide. DR is a progressive condition in which retinal blood vessels are damaged following a cascade of events triggered by chronically elevated levels of blood glucose. As many as half of all diabetic patients are expected to develop some form of DR in their lifetime. DR can progress from the non-proliferative stages, or the NPDR stages, to the proliferative stage, or the PDR stage, characterized by the growth of abnormal new blood vessels. The severity of DR is commonly assessed using an objective severity score based on graded retinal images, which is referred to as the diabetic retinopathy severity score, or DRSS. Based on third-party market research data, we estimate that fewer than 1% of the 6.3 million NPDR patients in the U.S. receive treatment today, despite the availability of anti-VEGF therapies approved for the indication, largely due to the burden of frequent injections.

DME is also a leading cause of vision loss in the working-age population. DME, the result of an accumulation of fluid in the macula that can afflict patients with diabetes, can occur at any stage of DR. In patients with DME, blood vessels in the eyes leak and bleed, and the retina starts to swell, which can cause vision loss or blindness. Anti-VEGF drugs are approved to treat DME, but these treatments typically require frequent intravitreal injections, placing a significant burden on patients and physicians alike. It is estimated that there were 6.3 million cases of NPDR and 1.7 million cases of DME in the United States in 2025 according to the Market Scope 2025 Retina Report, growing at a CAGR of 1.7% and 1.8%, respectively, through 2030.

The anti-VEGF market for the treatment of diabetic retinal disease consists predominantly of four drugs that are approved for different diabetic retinal disease indications (Lucentis, Eylea, Eylea HD, and Vabysmo). Avastin is also used off-label for the treatment of diabetic retinal disease.

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

We believe axitinib is well-suited for use with our platform given its high potency, multi-target capability, and compatibility with a hydrogel vehicle. In the absence of a sophisticated drug delivery system, TKIs have been difficult to deliver to the eye for acceptable time frames at therapeutic levels without causing local and systemic toxicity due to low drug solubility, very short half-lives in solution, and off-target effects. We believe ELUTYX gives us potential advantages to address all three of these challenges. Our prolonged constant rate of axitinib delivery over a nine-to-twelve-month period could make it possible to reduce patients’ treatment burden by reducing the frequency of treatment for wet AMD.

We conducted the two Phase 1 trials of AXPAXLI for the treatment of wet AMD with different formulations of axitinib. We are currently conducting the SOL-1, SOL-R and HELIOS-3 trials, and we plan to conduct the SOL-X trial and, if needed, the HELIOS-2 trial with a 450 µg axitinib dose of AXPAXLI, or AXPAXLI 450 µg, which is a different formulation than we used in either of the two Phase 1 trials of AXPAXLI that we have completed for the treatment of wet AMD. This optimized configuration provides for an increased daily release of the drug and improved synchronization of axitinib drug release with hydrogel bioresorption.

Wet Age-Related Macular Degeneration (Wet AMD)

Highlights

Our wet AMD registrational program for AXPAXLI is comprised of two ongoing complementary clinical trials, SOL-1 and SOL-R, which are strategically designed with the intent of de-risking subject populations, aligning with regulatory standards, and providing a broad evaluation of AXPAXLI’s durability, repeatability, and flexibility. In addition, in the second quarter of 2026, we plan to initiate a long-term extension study, which we refer to as the SOL-X trial, to evaluate the long-term safety of AXPAXLI; to explore long-term visual outcomes, including visual acuity and the incidence and/or progression of fibrosis and macular atrophy; and to evaluate the impact of delayed initiation of AXPAXLI in patients who initially were randomized to receive aflibercept in either SOL-1 or SOL-R. We have also conducted a Phase 1 clinical trial in Australia and a Phase 1 clinical trial in the United States to evaluate AXPAXLI for the treatment of wet AMD.

The SOL-1 Trial

We are currently conducting the SOL-1 trial, a repeat-dosing registrational Phase 3 clinical trial for the treatment of wet AMD. The SOL-1 trial is designed as a prospective, multi-center, double-masked, randomized (1:1), parallel-group, two-arm superiority trial that involves more than 100 trial sites located in the United States and Argentina. The SOL-1 trial is designed as a superiority trial comparing a single injection of AXPAXLI 450 µg to a single injection of aflibercept 2 mg and assessing the safety and efficacy of AXPAXLI in subjects with wet AMD. The primary endpoint is the proportion of subjects who maintain visual acuity, defined as a Best Corrected Visual Acuity, or BCVA, loss of fewer than 15 letters on the Early Treatment of Diabetic Retinopathy Study, or ETDRS, letters chart from baseline at Week 36. One of the secondary endpoints being evaluated is the proportion of subjects who maintain visual acuity measured at Week 52. At Weeks 52 and 76, all subjects that were randomized in the trial at Day 1, including subjects who previously received supplemental anti-VEGF treatment, are re-dosed with their respective initial treatment of a single injection of AXPAXLI 450 μg in the investigational arm or a single injection of aflibercept 2 mg in the control arm. Subjects will be followed for safety until the end of Week 104. We believe the design of the SOL-1 trial enhances the potential for a 6 - 12 month dosing label for AXPAXLI for the treatment of wet AMD and also provides insights into the long-term durability of AXPAXLI.

In December 2024, the SOL-1 trial completed randomization of 344 evaluable treatment-naïve subjects with a diagnosis of wet AMD in the study eye who have 20/80 vision or better and a central subfield thickness, or CSFT, of not more than 500 µm. Under the study protocol, after initial screening, every enrolled subject received two aflibercept 2 mg loading doses between the screening visit and Day 1: one at Week -8 and another at Week -4. Subjects reaching approximately 20/20 vision or experiencing an improvement of at least 10 ETDRS letters after these injections, in addition to satisfying other criteria, were randomized in the trial at Day 1 to receive either one dose of AXPAXLI 450 µg in the investigational arm or one injection of aflibercept 2 mg in the control arm. After all predefined visit assessments at Week 52 and at Week 76, all subjects that were randomized in the trial at Day 1, including subjects who previously received supplemental anti-VEGF treatment, are re-dosed with their respective initial treatment of a single dose of AXPAXLI 450 µg in the investigational arm or a single injection of aflibercept 2 mg in the control arm and followed for safety until Week 104. Throughout the trial, subjects are assessed monthly. Subjects who were successfully randomized in the SOL-1 trial on Day 1 are being followed every month and will receive a supplemental dose of aflibercept 2 mg as needed based on pre-specified criteria. Our pre-specified rescue criteria are a loss of 15 or more letters on the ETDRS chart compared to baseline due to wet AMD, or a new hemorrhage that is deemed to be likely to cause irreversible vision loss due to progression of wet AMD. The first time a subject is observed to have lost 15 or more ETDRS letters in BCVA in the study eye due to wet AMD at any time up to Week 36 in the trial would be considered as having met the endpoint as a treatment failure.

We are conducting the SOL-1 trial in accordance with a SPA agreement with the FDA. We initially sought a SPA agreement from the FDA to determine whether the proposed clinical protocol and the statistical analysis plan for the SOL-1 trial adequately addressed scientific and regulatory requirements for a clinical trial that could support a marketing application. We received an agreement letter regarding the overall trial design from the FDA under the SPA agreement on October 30, 2023. In December 2023, we submitted a first SPA agreement modification to the FDA to broaden the inclusion criteria for subjects in the SOL-1 trial and to reflect our intention to evaluate a single optimized dose of AXPAXLI 450 μg of a more soluble form of axitinib in the trial. We received an agreement letter regarding the first SPA agreement modification from the FDA on January 22, 2024. This first SPA agreement modification enabled us to include in the trial treatment-naïve wet AMD subjects with visual acuity of approximately 20/80 or better at the initial screening visit. These subjects then needed to reach the BCVA of approximately 20/20 or experience an improvement of at least 10 ETDRS letters gain from the initial screening visit at Day 1 to be randomized. In addition, the subjects were stratified between the two treatment groups at randomization based on BCVA category (≤ 71 and >71 ETDRS letters) as of the initial screening visit. In January 2025, we submitted a subsequent SPA agreement modification to the FDA to add a repeat dose of AXPAXLI 450 µg at Week 52 and at Week 76, in each case, after all pre-defined efficacy endpoint assessments, to generate the required safety data for subjects re-dosed with AXPAXLI 450 μg through Week 104, to support long-term dosing. We received an agreement letter regarding the second SPA agreement modification from the FDA on February 24, 2025.

As of February 4, 2026, the SOL-1 trial continues to maintain an exceptional rate of subject retention and per protocol-defined treatment rescues. All subjects have completed their Week 52 visit and have been re-dosed according to their baseline treatment assignment. Oversight by an independent data and safety monitoring committee has not identified any safety signals in the SOL-1 trial to date.

As of February 4, 2026, the results of the SOL-1 trial remain masked. We expect to present Week 52 results for the SOL-1 trial at the 49th Macula Society Annual Meeting, taking place between February 25 – 28, 2026.

The SOL-R Trial

In June 2024, we initiated the SOL-R trial, a repeat-dosing registrational Phase 3 clinical trial for the treatment of wet AMD. The SOL-R trial is designed as a multi-center, double-masked, randomized (2:2:1), three-arm trial that involves sites located in the U.S., Argentina, India and Australia. This non-inferiority trial sought to enroll subjects that were either treatment naïve or had been diagnosed with wet AMD in the study eye within the prior four months. The trial design reflects a patient enrichment strategy over the six months prior to randomization that includes three screening and two loading doses of anti-VEGF therapy, including aflibercept 2 mg, and monitoring to exclude those subjects with early persistent fluid, showing CSFT of more than 350 microns, or significant retinal fluid fluctuations, showing CSFT increase of 35 microns or more from the lowest CSFT measurement at any prior visit. In the first arm, subjects will receive a dose of AXPAXLI 450 µg at Day 1 and be re-dosed with AXPAXLI 450 μg at Weeks 24, 48, and every 24 weeks thereafter. In the second arm, subjects will receive aflibercept 2 mg on-label every 8 weeks. In the third arm, subjects will receive an 8 mg dose of aflibercept at Day 1 and will be re-dosed at Weeks 24, 48, and every 24 weeks thereafter, aligned with the AXPAXLI dosing regimen in the first arm and serving as adequate masking pursuant to current FDA guidance. Subjects will be followed for safety until Week 96. Throughout the trial, subjects are assessed monthly. The clinical trial protocol requires that, during the trial, subjects in any arm meeting pre-specified rescue criteria will receive a supplemental dose of aflibercept 2 mg. The pre-specified rescue criteria include a loss of more than 5 ETDRS letters in BCVA from best recorded prior visit (baseline or later) due to wet AMD, combined with an increase of 75 microns or more in CSFT from prior lowest measurement (baseline or later) due to wet AMD. The primary endpoint is non-inferiority in mean change in BCVA from baseline between the AXPAXLI and on-label aflibercept 2 mg arms at Week 56. As per the protocol agreed to by the FDA, the non-inferiority margin for the lower bound is -4.5 letters of mean BCVA when compared to aflibercept 2 mg dosed every eight weeks.

The first subject was enrolled in the SOL-R trial in July 2024. In November 2025, we announced that the SOL-R trial had achieved its randomization target of 555 subjects. We continued to allow randomization of previously enrolled subjects that were still in the loading phase when we achieved target randomization to maintain our commitment to both patients and investigators. We have completed randomization of the SOL-R trial with 631 subjects randomized. We expect topline data from the SOL-R trial to be available in the first quarter of 2027, an acceleration from our previous guidance of the first half of 2027.

In a written Type C response received in August 2024, and a subsequent written response received in December 2024, the FDA agreed that the SOL-R repeat dosing wet AMD trial, with a primary endpoint at Week 56, should be appropriate as an adequate and well-controlled trial in support of a potential NDA and product label for AXPAXLI for the treatment of wet AMD. At the time, the FDA also noted that the use of one superiority trial and one non-inferiority trial is generally acceptable as the basis of an eventual NDA in wet AMD.

The SOL-X Trial

We plan to initiate a multi-center, open-label long-term safety extension clinical trial, which we refer to as the SOL-X trial, in the second quarter of 2026 to evaluate subjects who have completed their two-year safety follow-up visits in either the SOL-1 or SOL-R trials for an additional three years. The primary objectives of the planned SOL-X trial are to evaluate the long-term safety of AXPAXLI; to explore long-term visual outcomes, including visual acuity and the incidence and/or progression of fibrosis and macular atrophy; and to evaluate the impact of delayed initiation of AXPAXLI in patients who initially were randomized to receive aflibercept in either SOL-1 or SOL-R. According to the planned trial design, subjects enrolled in the SOL-X trial are to receive AXPAXLI 450 μg every 24 weeks and are to be evaluated at Week 4, Week 12, and every 12 weeks thereafter.

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

Phase 1 Clinical Trial (United States)

We have conducted a prospective, multi-center, randomized, controlled Phase 1 clinical trial in the United States to evaluate a single 600 µg dose of AXPAXLI with an anti-VEGF injection in comparison with a 2 mg dose of aflibercept. This trial was initiated under an exploratory investigational new drug, or eIND, application, and subsequently transitioned to a traditional investigational new drug, or IND, application. The population we studied in this U.S.-based clinical trial was different than the population we studied in our Phase 1 clinical trial of AXPAXLI in Australia. In this trial, we evaluated how long we are able to maintain subjects who have been previously treated with anti-VEGF therapy without the need for retreatment. All enrolled subjects have completed this Phase 1 clinical trial.

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

Next Steps

Pending the receipt of favorable results from the SOL-1 trial and planned interactions with the FDA, we intend to submit an NDA for AXPAXLI for the treatment of wet AMD based on Week 52 data from the SOL-1 trial, without necessarily waiting to receive additional clinical data from SOL-1, SOL-R or other clinical trials. Because axitinib is FDA-approved for non-ophthalmic indications, we plan to submit an NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, which has the potential to shorten the review timeline for AXPAXLI by up to two months compared to the traditional review pathway for new molecular entities (see “—Government Regulation—Section 505(b)(2) NDAs” for additional information).

Diabetic Retinal Disease

Highlights

We commenced our HELIOS registrational program for AXPAXLI for the treatment of diabetic retinal disease with the initiation of the Phase 3 HELIOS-3 superiority clinical trial for the treatment of NPDR in November 2025. Our potential second Phase 3 trial for the treatment of diabetic retinal disease, HELIOS-2, has not yet been initiated. Subject to the results of our anticipated discussions with the FDA regarding filing plans for AXPAXLI in wet AMD based on data from the SOL-1 trial only, we may elect to pursue a streamlined development approach in diabetic retinal disease, potentially advancing with only a single Phase 3 HELIOS-3 trial. The HELIOS registrational program targets a broad label in diabetic retinal disease by including subjects who also have non-CI-DME, in addition to NPDR. We have previously conducted the HELIOS-1 trial, a Phase 1 clinical trial to evaluate AXPAXLI for the treatment of NPDR, and which also included patients with non-CI-DME.

Our HELIOS registrational program employs a novel ordinal primary endpoint of 2- step change status from baseline at Week 52 on the DRSS. Historically, DR trials have relied on binary endpoints measuring either an improvement of 2 or more steps in DRSS or the prevention of a 2 or more step DRSS worsening. In contrast, the ordinal endpoint we use in the HELIOS program measures changes across the DRSS spectrum, including disease improvement, stability, and worsening. These are all clinically meaningful measures for retina specialists in the context of a disease that gets progressively worse if untreated. The use of the novel ordinal endpoint means that every patient will contribute data to the statistical analysis, allowing for a smaller trial size to achieve statistically significant outcomes relative to the size required for a binary analysis. We believe the ordinal DRSS endpoint enables a higher probability of success with smaller, shorter, more relevant, and less expensive trials, relative to trials conducted utilizing other potential DRSS-based endpoints. Our use of an ordinal endpoint in the HELIOS program is the first time an ordinal endpoint has been used in DR trials.

In August 2025, we received written agreement regarding the overall design of the HELIOS-2 trial, including the proposed novel ordinal endpoint and statistical analysis plan, from the FDA under a SPA agreement. The SPA agreement for HELIOS-2 has informed our design of the HELIOS-3 trial, as both trials were designed to use the same primary endpoint.

The HELIOS-3 Trial

The ongoing HELIOS-3 trial is evaluating the safety and efficacy of AXPAXLI and is intended to randomize approximately 930 subjects with moderately severe to severe NPDR without center-involved DME, or CI-DME. The HELIOS-3 trial is a multi-center, double-masked, randomized (1:1:1), three-arm superiority trial comparing two dosing regimens of AXPAXLI 450 μg to a sham comparator. The trial is expected to include subjects with non-CI-DME.

Eligible subjects in the HELIOS-3 trial are randomized as follows: subjects in the first arm will receive a single injection of AXPAXLI 450 µg at Day 1 and will be re-dosed with AXPAXLI 450 µg at Week 24; subjects in the second arm will receive a single injection of AXPAXLI 450 μg at Day 1 and a sham injection at Week 24; and subjects in the third arm will receive sham injections at both Day 1 and Week 24. Subjects will be assessed every three months throughout the trial, and subjects and designated trial personnel will remain masked through the end of Week 52.

The primary endpoint of the HELIOS-3 clinical trial is subjects’ ordinal 2-step DRSS change status from baseline—comparing whether subjects have experienced at least a two-step improvement, at least a two-step worsening, or less than a two-step change in either direction—assessed at Week 52.

On November 24, 2025, we announced that the first subject in the HELIOS-3 trial was randomized.

The HELIOS-2 Trial

We may decide to conduct a second Phase 3 clinical trial, HELIOS-2, to potentially provide enhanced support for a superiority label. The HELIOS-2 trial is designed to evaluate the safety and efficacy of AXPAXLI in approximately 432 subjects with moderately severe to severe NPDR without center-involved DME, or CI-DME. This multi-center, double-masked, superiority trial is designed to randomize subjects (1:1), in parallel-groups comparing a single injection of AXPAXLI 450 μg to a single injection of ranibizumab 0.3 mg. We expect that this trial would also include subjects with non-CI-DME.

According to the planned trial design, eligible subjects in the HELIOS-2 trial would be randomized to receive either a single dose of AXPAXLI 450 μg or a single dose of ranibizumab 0.3 mg. At Week 52, all subjects that were randomized in the trial would be re-dosed with their respective initial treatments. Subjects would be assessed monthly through Year 1 and every other month thereafter for safety through the end of Year 2. Subjects and designated trial personnel would remain masked through the end of Year 2.

The primary endpoint of the HELIOS-2 clinical trial would be identical to the primary endpoint of the HELIOS-3 trial, subjects’ ordinal 2-step DRSS change status from baseline as assessed at Week 52.

HELIOS-1 Phase 1 Clinical Trial

We have completed the HELIOS-1 trial, previously referred to as the “HELIOS” trial, a U.S.-based, multicenter, double-masked, randomized, parallel group Phase 1 clinical trial evaluating the safety, tolerability and efficacy of a single injection of an AXPAXLI 600 µg dose in subjects with moderately severe to severe NPDR without CI-DME. We conducted the HELIOS-1 trial initially under an eIND, which was subsequently converted to a traditional IND. We enrolled 22 subjects with diabetic retinopathy secondary to type 1 or type 2 diabetes who had not had an anti-VEGF injection in the prior 12 months or DME in the prior six months, randomized 2:1 to either a single dose of AXPAXLI containing 600 µg of axitinib or sham control. One subject died during the HELIOS-1 trial due to reasons unrelated to the trial and study treatment.

In June 2024, we announced topline data from the HELIOS-1 trial at 48 weeks. AXPAXLI was generally well-tolerated and did not result in any reported incidence of intraocular inflammation, iritis, vitritis, or vasculitis. No subjects in either arm received rescue medication. At week 48, six of 13 (46.2%) subjects in the AXPAXLI group experienced either a 1- or 2-step improvement in DRSS, with three of the 13 (23.1%) experiencing a 2-step improvement. No subjects in the control group showed a 1-step or greater improvement at the same timepoint. No subjects in the AXPAXLI group experienced any worsening in DRSS. Two of eight (25.0%) subjects in the control group experienced worsening in the DRSS at 48 weeks. No subjects in the AXPAXLI group developed PDR or CI-DME at week 48. Three of eight (37.5%) subjects in the control group developed PDR or CI-DME at the same timepoint. On average, subjects in the AXPAXLI arm showed improvement in mean CSFT versus baseline compared to the control group, which showed worsening at the 48-week timepoint.

Next Steps

If we were to obtain favorable results from the HELIOS registrational program, we expect to submit a supplemental NDA with the FDA, targeting a broad label for diabetic retinal disease. We plan to refine our development plans and planned regulatory pathway for AXPAXLI for the treatment of diabetic retinal disease based on our planned engagements with the FDA regarding the regulatory pathway for AXPAXLI for the treatment of wet AMD.

Injector for AXPAXLI

AXPAXLI is administered to the eye using a sterile single-dose injector. All subjects in two of our Phase 1 trials of AXPAXLI, as well as most of the subjects in the SOL-1 trial and a small subset of subjects in the SOL-R trial were dosed with AXPAXLI using our two-piece injector. We plan to continue the SOL program with the two-piece injector to support our planned regulatory application with a single registrational trial for wet AMD and, if approved, our launch of AXPAXLI.

As a future lifecycle initiative for AXPAXLI, we may continue development of a next-generation one-piece injector which was used to dose AXPAXLI to a subset of subjects in both the SOL-1 and SOL-R trials.

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

Glaucoma Program

OTX-TIC (travoprost intracameral hydrogel)

Our product candidate OTX-TIC is a bioresorbable hydrogel implant based on ELUTYX, incorporating travoprost, an FDA-approved PGA designed to lower elevated IOP, that is designed to be administered by a physician as an intracameral injection with an initial target duration of drug release of four to six months with a single treatment.

Phase 2 Clinical Trial

We have completed a U.S.-based Phase 2 prospective, multi-center, randomized, controlled clinical trial evaluating the safety, tolerability and efficacy of OTX-TIC for the treatment of subjects with primary OAG or OHT under an IND, which consisted of a primary study and a pilot repeat-dose sub-study. The Phase 2 clinical trial was initially designed to include approximately 105 subjects at 15 to 20 sites between three arms of approximately 35 subjects each to evaluate two formulations of OTX-TIC for the treatment of OAG or OHT in subjects compared to DURYSTA. The non-study eye of each subject received a topical PGA daily, if not contraindicated. The primary efficacy endpoint was measured by mean change from baseline (8 a.m., 10 a.m. and 4 p.m.) at 2, 6 and 12 weeks in diurnal IOP. The active comparator control arm received one injection of DURYSTA in one eye and a topical PGA daily in the non-study eye, if not contraindicated.

We initiated the Phase 2 clinical trial in the fourth quarter of 2021 and dosed the first subject in the first quarter of 2022. One arm in the Phase 2 clinical trial received the same formulation used in cohort 2 of the Phase 1 clinical trial of OTX-TIC that we conducted, containing a 26 µg dose of travoprost and utilizing a standard hydrogel. The second arm received the same formulation used in cohort 4 of the Phase 1 clinical trial, containing a 5 µg dose of drug and utilizing a fast-degrading hydrogel. Due to elevations in IOP observed in six subjects approximately 12 weeks after enrollment in the OTX-TIC 5 µg arm of the trial, we terminated enrollment in the 5 µg arm of the trial in the fourth quarter of 2022 and continued with the OTX-TIC 26 µg and DURYSTA arms of the trial.

The Phase 2 clinical trial primary study consisted of 83 subjects: 33 subjects in the OTX-TIC 26 µg treatment arm, 34 subjects in the DURYSTA arm and 16 subjects that were previously enrolled in the OTX-TIC 5 µg treatment arm. Enrollment of the Phase 2 clinical trial was completed in July 2023. In April 2024, we presented 6-month topline data from this Phase 2 clinical trial at the 2024 American Society of Cataract and Refractive Surgery Annual Meeting. In the trial, the OTX-TIC 26 µg single hydrogel implant demonstrated consistent control of IOP, through six months, as statistically significant IOP changes from baseline were observed for every individual and mean diurnal measurement at primary endpoints Week 2 (M0.5), Week 6 (M1.5), and Week 12 (M3), as well as secondary endpoints Months 4.5 and 6 (p<0.0001), although no formal statistical testing was prespecified by the clinical trial protocol. Clinically meaningful mean IOP reduction of approximately 24-30% from baseline over six months was observed. A majority (81.3%) of treated eyes did not require additional IOP-lowering therapy through six months, indicating sustained and consistent treatment effects.

OTX-TIC 26 µg was generally well tolerated with no impact on the corneal endothelium having been observed at six months following a single administration of the product candidate. The majority of adverse events, observed were mild in severity and generally resolved with topical medical treatment. Most ocular adverse events occurring within three days of the injection were deemed related to the injection procedure by the investigators. Adverse events observed more than three days post-injection procedure were consistent with the travoprost label. There was one serious adverse event in the trial, where a hydrogel implant required removal, which the investigator assessed to be likely due to a peri-implantation bacterial infection. Consistent bioresorption of the hydrogel implant coupled with the durable effect observed in the Phase 2 trial suggests redosing could be possible without the risk of implants stacking.

We completed the pilot repeat-dose sub-study in a subset of subjects from our Phase 2 clinical trial of OTX-TIC to evaluate the safety of a repeat, sustained release dose of OTX-TIC 26 µg. Subjects in the primary Phase 2 study who had received either OTX-TIC 26 μg or DURYSTA and who did not require rescue therapy during the primary study (prior to Visit 10) were eligible to participate in the repeat dose sub-study. Subjects who had received OTX-TIC 26 µg in the primary study received a repeat-dose of OTX-TIC 26 μg in the sub-study once the initial dose of OTX-TIC from the primary study had fully reabsorbed (6 patients at sub-study enrollment; 3 additional patients received sham at sub-study enrollment and OTX-TIC 26 μg at a later study visit following full reabsorption). As DURYSTA cannot be administered more than once in the same eye, there were 16 subjects who received DURYSTA in the primary study who received sham in their assigned study eye in the repeat-dose sub-study. Subjects were followed for at least six months after their enrollment in the sub-study and repeat dosing with OTX-TIC 26 µg or sham.

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

The OTX-TIC hydrogel was observed to biodegrade over the course of between five and seven months in subjects in cohorts 1 and 2. In subjects in cohorts 3 and 4, the fast-degrading hydrogels were observed to biodegrade over the course of between three and five months. Within all four cohorts, hydrogel implants were not observed to move when viewed with a slit lamp biomicroscope and were visible at all examinations in all subjects using gonioscopy. Corneal health as measured by endothelial cell counts, pachymetry assessments, and slit lamp examinations did not indicate any clinically meaningful changes from baseline in any of the four cohorts. IOP elevation was observed in three subjects in cohort 3 at the approximate time of the hydrogel resorption.

Foreign Activities

We have entered into a license agreement and collaboration with AffaMed for the development and commercialization of OTX-TIC for the treatment of OAG or OHT, along with DEXTENZA, in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations, or the AffaMed License Agreement. AffaMed has informed us that they are currently evaluating their next steps for their clinical development program for OTX-TIC.

Next Steps

We are currently evaluating next steps for the OTX-TIC program.

Dry Eye Programs

We are not currently actively pursuing additional development activities for our product candidates OTX-DED (dexamethasone intracanalicular insert) for the short-term treatment of the signs and symptoms of dry eye disease, or OTX-CSI (cyclosporine intracanalicular insert) for the chronic treatment of dry eye disease.

The Ocular Therapeutix Approach

Limitations of Current Back-of-the-Eye Injections

An intravitreal injection is a procedure to place a medication directly into the space in the back of the eye called the vitreous cavity, which is filled with a jelly-like fluid called the vitreous humor gel. The procedure is usually performed by a trained retina specialist in the office setting. Intravitreal injections are used to administer medications to treat a variety of chronic conditions; wet AMD, diabetic retinal disease, and RVO are among the most common conditions treated with intravitreal drugs. The most common intravitreal injections are anti-VEGF drugs. Anti-VEGF drugs and steroids, which also can be injected intravitreally and are used to treat vascular diseases such as DME and RVO, but not non-vascular diseases such as wet AMD, help to reduce fluid leakage associated with these disorders.

While anti-VEGF treatment regimens can be very effective therapies, there are a number of significant drawbacks, driven primarily by the frequency of injections. Patients typically require injections every six to eight weeks, but can require them as frequently as every 4 weeks. We refer to the number of injections a patient has over a given time period as the treatment burden of the particular treatment. The actual injection at the time of administration is often uncomfortable for patients and can be a deterrent in terms of compliance. Then there is the burden to both patients and their caregivers of regular office visits. Most patients require assistance in getting to and from the office visit if they are undergoing injections given the discomfort that can occur post-injection. In addition, these patients may not be mobile enough to travel to the office on their own and therefore require not only the assistance of a caregiver but also transportation to and from the office. Patients with diabetic retinal disease are often younger, part of the active workforce and therefore unwilling or unable to take personal time off to receive frequent injections. Furthermore, frequent injections of medications to the back of the eye can lead to peaks and troughs of medication levels, with fluctuations of intraretinal fluid based on these levels. Such fluid fluctuations have been associated with decreased vision and possibly fibrosis. Finally, while intravitreal injections are typically safe, there is the potential risk of endophthalmitis (infection in the eye), inflammation, bleeding into the vitreous gel and retinal detachment that comes with injections.

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

Intracameral Hydrogels

We are engaged in the clinical development of our hydrogel administered via intracameral injection to address glaucoma. Intracameral hydrogels refer to biodegradable or bioresorbable hydrogels placed into the anterior chamber or front of the eye for the treatment of ocular conditions. The hydrogels are designed to be held in place by currents and gravity present in the anterior chamber of an eye. In the case of OTX-TIC, the hydrogel is designed to infuse with intracameral water, settle into the inferior angle of the eye and demonstrate little to no movement. The hydrogels are soft, biodegradable and provide sustained release of at least one therapeutic agent to both the trabecular meshwork and associated ocular tissue and the fluids within the anterior chamber of an eye.

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

Investigator-Initiated Trials

We have received proposals for, and are supporting, several investigator-initiated trials evaluating DEXTENZA in different clinical situations. To date, third-party clinical investigators have initiated 45 trials to study the use of DEXTENZA in cataract surgery, other ophthalmic surgeries, and other potential indications. Of those, 22 trials have published study reports, and 14 trials have been terminated. The remaining 9 trials are in various stages of enrollment and treatment.

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

In June 2024, we submitted the data for our clinical trial to evaluate DEXTENZA in pediatric subjects following cataract surgery and the updated package insert to the FDA. We received approval of the supplemental NDA for DEXTENZA in April 2025. Therefore, DEXTENZA is now also approved for use in pediatric patients for the treatment of ocular inflammation and pain following ophthalmic surgery, and in pediatric patients aged 2 years and older for the treatment of ocular itching associated with allergic conjunctivitis. The approval of this supplemental NDA provides for pediatric label expansion.

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

We have entered into the AffaMed License Agreement with AffaMed for the development and commercialization of DEXTENZA, along with OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. AffaMed continues to advance its clinical development and regulatory strategy to pursue approval of DEXTENZA for the treatment of ocular inflammation and pain post-ophthalmic surgery by China’s National Medical Products Administration, or NMPA. AffaMed has obtained approval to market DEXTENZA for the treatment of ocular inflammation and pain post-ophthalmic surgery in Macau and Singapore. We do not expect that DEXTENZA sales in Macau and Singapore will result in material revenues to us.

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

AffaMed License Agreement

Under the terms of the AffaMed License Agreement, we received an upfront payment of $12.0 million and became eligible to receive development, regulatory and commercial milestone payments and clinical development support payments of up to $91.0 million in the aggregate, as well as royalties from future product sales. In the fourth quarter of 2021, we received a $1.0 million milestone payment upon the approval by the FDA of an sNDA for DEXTENZA to include the treatment of ocular itching associated with allergic conjunctivitis as an additional indication; in the second quarter of 2022, we received a $2.0 million clinical support payment in connection with dosing the first subject in a Phase 2 clinical trial evaluating OTX-TIC for the treatment of OAG or OHT; and in the second quarter of 2023, we received a $1.0 million milestone payment upon the NMPA’s approval of AffaMed’s Phase 3 registrational study in China to investigate the efficacy and safety of DEXTENZA in subjects following ophthalmic surgery. Royalties are tiered and will range from the low teens to low twenty percent range. In return, we agreed to grant AffaMed exclusive rights to develop and commercialize DEXTENZA for the treatment of post-surgical inflammation and pain following ophthalmic surgery and ocular itching in patients with allergic conjunctivitis, and OTX-TIC for the reduction of elevated IOP in patients with primary OAG or OHT in specified Asian markets. We retain the right to develop and commercialize DEXTENZA and OTX-TIC in all other global markets.

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

In addition to distribution agreements with specialty distributors and a small number of ASCs and physicians’ offices, we enter into arrangements with government payors that provide for government-mandated rebates and chargebacks with respect to the purchase of DEXTENZA. We have built a highly targeted, key account sales force of KAMs, or key account managers, Regional Directors, and FRMs, or field reimbursement managers, that primarily focuses on the ASCs and their affiliates, as well as HOPDs, that were, according to the MarketScope Ophthalmic Market Trends: Quarterly US Cataract Edition (published November 2025) Report, collectively responsible for approximately 86.9% of the approximately 4.8 million cataract procedures that were performed in the United States in 2024.

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

Manufacturing

We fabricate devices and drug products for use in our clinical trials, research and development and commercial efforts for DEXTENZA according to current good manufacturing practices, or cGMP, at our approximately 20,000 square foot facility located in Bedford, Massachusetts. We fabricate drug products and assemble the final products for use in our clinical trials and other research and development activities for our product candidates, including AXPAXLI, at our 71,000 square foot cGMP facility that is also located in Bedford, Massachusetts. We are completing additional construction at this facility to support initial expected commercial demand for AXPAXLI.

We purchase active pharmaceutical ingredient drug substance from independent suppliers on a purchase order basis for incorporation into our drug product candidates. We purchase our PEG and other raw materials from different vendors on a purchase order basis according to our specifications. We purchase components for our injectors and for the manufacture of our hydrogel platform from several different vendors. While we believe that multiple vendors are available for each component we purchase, we have historically sole-sourced each component. We qualify vendors according to our quality system requirements. We do not have any long-term supply agreements in place for any raw materials or drug substances. We do not license any technology or pay any royalties to any of our drug or raw material vendors for the current or potential front and back-of-the-eye products.

We believe that our strategic investment in manufacturing capabilities allows us to advance product candidates at a more rapid pace, with more flexibility and greater level of quality, than if we were to work with a contract manufacturer. We will continue to evaluate outsourcing unit operations for cost advantages or eventually as a second source. Our manufacturing capability also enables us to produce products in a cost-effective manner while retaining control over the manufacturing process and prioritizing the timing of internal programs.

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

We believe that we can continue to execute our commercial manufacturing to support DEXTENZA sales, to supply clinical materials for our current and future development programs for AXPAXLI and other product candidates, and to scale up our manufacturing processes for the potential commercialization of AXPAXLI.

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

We have issued patents and/or patent applications pending for all of our commercial products and product candidates, as well as trade secrets to protect proprietary manufacturing processes. As of December 31, 2025, we owned or exclusively licensed in certain fields of use over 300 issued U.S. patents, pending U.S. patent applications, issued foreign patents and pending foreign patent applications.

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

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a patent application in the applicable country (not including provisional filings in the United States). In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent for certain patents as partial compensation for the length of time the drug is under regulatory review while the patent is in force. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Patent term extension is only available for the first commercial marketing or use of the product under the provision of law under which the regulatory review period occurred.

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

The following is a summary of patents and patent applications that cover our commercial products and potentially cover our product candidates:

AXPAXLI (axitinib intravitreal hydrogel)

We own an issued patent in the United States that covers this product candidate, with a current expiration date in 2044 as well as corresponding pending U.S. and foreign counterpart applications, together with other issued patents in the United States and patents in certain foreign jurisdictions that cover this product candidate, with current expiration dates in 2041, as well as corresponding pending U.S. and foreign counterpart applications.

OTX-TIC (travoprost intracameral hydrogel) for the treatment of OAG or OHT

We have licenses to a U.S. patent, and certain foreign counterparts, with current expiration dates in 2037 with corresponding pending U.S. and foreign counterparts. We own an issued patent in the United States and patents in certain foreign jurisdictions that cover this product candidate, with current expiration dates in 2041 as well as corresponding pending U.S. and foreign counterpart applications.

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

DEXTENZA (dexamethasone ophthalmic insert) 0.4 mg for the treatment of allergic conjunctivitis

We have licenses to U.S. patents, and certain foreign counterparts, with current expiration dates in 2030 that cover this product. We also own two U.S. patents that cover this product with current expiration dates in 2036 and 2037. We also own an issued U.S. patent expiring in 2041, as well as corresponding pending U.S. and foreign counterpart applications.

Licenses

Incept, LLC

In January 2012, we entered into an amended and restated license agreement, which we refer to as either the Prior Agreement or Original License, with Incept under which we hold an exclusive, worldwide, perpetual, irrevocable license under specified patents and technology owned or controlled by Incept to make, have made, use, offer for sale, sell, sublicense, have sublicensed, offer for sublicense and import, products delivered to or around the human eye for diagnostic, therapeutic or prophylactic purposes relating to all human ophthalmic diseases or conditions. This license covers a significant portion of the patent rights and the technology for DEXTENZA, and may cover certain aspects of other hydrogel platform technology product candidates, such as OTX-TIC, to the extent they were invented prior to the Effective Date (referred to below). The agreement supersedes an April 2007 license agreement between us and Incept. Amar Sawhney, our former President and Chief Executive Officer and former Executive Chairman of the Board of Directors, is a general partner of Incept.

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

AffaMed License Agreement

On October 29, 2020, we entered into the AffaMed License Agreement with AffaMed for the development and commercialization of DEXTENZA regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis, or collectively, the DEXTENZA Field, and for OTX-TIC, or collectively with DEXTENZA, the AffaMed Licensed Products, regarding OAG and OHT, or collectively, the TIC Field and, with the DEXTENZA Field, each a Field, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations, or collectively, the Territories. We retain development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

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

Because the active pharmaceutical ingredients in our products and product candidates are available off-patent, or are soon to be available off-patent, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe the patents that we own or license. For example, certain of our owned and licensed patents cover the composition of our products and product candidates and associated methods that relate to the hydrogel composition and drug-release features of the products and product candidates. As such, if a third party were able to design around the formulation and method patents that we own or license and create a different formulation using a different production process not covered by our owned or licensed patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

Competitors to AXPAXLI

In wet AMD and diabetic retinal disease, AXPAXLI will compete with anti-VEGF compounds administered in their current formulation and prescribed for the treatment of wet AMD as these agents can in some instances deliver more than one or two months of therapeutic effect, as well as products based on gene therapy, if such products are approved.

Anti-VEGF products that are currently approved by the FDA for the treatment of wet AMD include Vabysmo (faricimab), Eylea HD (aflibercept 8 mg), Lucentis (ranibizumab), Eylea (aflibercept 2 mg), Beovu (brolicizumab), and Susvimo (ranibizumab Port Delivery System). Biosimilars to ranibizumab and aflibercept 2 mg are commercially available as well. Products that are currently approved by the FDA for the treatment of various diabetic retinal disease indications include Vabysmo, Eylea HD, Lucentis, Eylea, Beovu and Susvimo. The FDA-approved labels for Vabysmo and Eylea HD contemplate dosing as infrequently as once every 16 weeks for a proportion of patients for wet AMD and diabetic retinal disease. The cancer therapy Avastin (bevacizumab) is used off-label for the treatment of wet AMD and diabetic retinal disease as well. These treatments are only sparingly used for the treatment of non-proliferative diabetic retinopathy, though, largely due to the treatment burden.

Multiple companies, in various stages of development, are pursuing products for wet AMD that would be competitive with AXPAXLI. Programs in later-stage development include: Eyepoint Pharmaceuticals, which is pursuing a sustained-release bioerodible implant containing a TKI (vorolanib) using its Durasert-E technology and Kodiak Sciences, which is pursuing products based on its antibody biopolymer conjugate technology. In addition, there are several companies pursuing gene therapies to treat wet AMD including, 4D Molecular Therapeutics, Adverum Biotechnologies, which was acquired by Eli Lilly and Company in 2025, and RegenxBio. Programs in early phases of development include but are not limited to: Alcon, which is pursuing development of a TKI implant containing axitinib using its Print manufacturing technology; Glaukos, which is pursuing a sustained-release bioerodible implant containing a TKI (axitinib) through its Retina-XR delivery platform; and Roche, which is pursuing intravitreal products along with those delivered with its Port Delivery System technology.

Multiple companies, in various stages of development, are pursuing products for the treatment of diabetic retinal disease that would be competitive with AXPAXLI. Programs in later-stage development include: Kodiak Sciences, which is pursuing an anti-VEGF molecule built on its antibody polymer conjugate technology; RegenxBio, which is pursuing a suprachoroidal formulation of its gene therapy for the treatment of DR; Merck, which is pursuing a wingless-related integration site (Wnt) agonist for the treatment of DME; Opus Genetics; which is pursuing an oral treatment; and Eyepoint, which is pursuing a sustained-release bioerodible implant containing a TKI (vorolanib) using its Durasert-E technology for the treatment of DME.

Competitors to OTX-TIC

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

With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the PHSA that required animal testing in support of an NDA or BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies, such as organ-on-a-chip systems and computational modeling, which are referred to as in silico models, as well as advanced in vitro assays.

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

The PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. As of December 19, 2025, the FDA has issued eight notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act, or the Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study for a covered investigational product; or 15 days after the investigational product receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. In October 2025, the FDA issued final guidance further clarifying the statutory and regulatory requirements governing expanded access.

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

On January 27, 2025, in response to an executive order issued by President Trump on January 21, 2025, relating to Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the Trump Administration’s actions to remove these webpages, including the draft DAP guidance, are unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of NDAs and BLAs.

In September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) final guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In September 2024, the FDA finalized guidance outlining recommendations for the implementation of decentralized clinical trials.

Clinical Trials Outside the United States in Support of FDA Approval

In connection with our clinical development program, we utilize trial sites outside the United States from time to time. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the trials must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for IND trials.

The acceptance by the FDA of trial data from clinical trials conducted outside the United States in support of US approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In December 2025, in the context of negotiations involving reauthorization of Prescription Drug User Fee Act, or PDUFA, the FDA proposed cutting fees for companies conducting clinical development programs in the United States, rather than abroad. It is unclear whether and how this proposal will be adopted and finalized.

In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial is well-designed and well-

conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

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

The FDA may meet with sponsors, provided certain conditions are met, for the purpose of reaching a SPA agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in a marketing application. If a sponsor makes a reasonable written request to meet with the FDA for the purpose of reaching agreement on the design and size of a clinical trial, then the FDA will meet with the sponsor. If an agreement is reached, the FDA will reduce the agreement to writing and make it part of the administrative record. An agreement may not be changed by the sponsor or FDA after the trial begins, except with the written agreement of the sponsor and FDA, or if the director of the FDA reviewing division determines that “a substantial scientific issue essential to determining the safety or effectiveness of the investigational product was identified after the testing began. If a sponsor and the FDA meet regarding the design and size of a clinical trial and the parties cannot agree that the trial design is adequate to meet the goals of the sponsor, the FDA will clearly state the reasons for the disagreement in a letter to the sponsor.

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

The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States. In May 2025, the FDA disclosed plans to expand its use of unannounced inspections of foreign manufacturing facilities that produce drugs and biologics distributed in the United States.

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

The fee required for the submission and review of an application under PDUFA is substantial (for example, for FY2026 this application fee is approximately $4.7 million), and the sponsor of an approved application is also subject to an annual program fee, which for FY2026 is currently set at $442,213 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

Decisions on NDAs and BLAs

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If FDA determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. The FDA also issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy. The FDA has not yet finalized such guidance, but, in December 2025, and again in January 2026, the FDA signaled that it is considering only requiring one clinical trial for approval of most drug products. The FDA indicated in December 2025 that it may issue guidance regarding this change through a press release or other means.

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

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs and biologics within 30 days of approval of such products. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the agency announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.

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

On September 9, 2025, President Trump issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.”

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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased into the U.S. supply chain and regulatory framework. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the Federal Drug Supply Chain Security Act, or DSCSA, became effective in the U.S., mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes, but the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time. For wholesale drug distributors, the final DSCSA deadline was August 27, 2025, marking the date for mandatory transition to a fully electronic, interoperable system for tracking prescription drugs at the package level throughout the United States.

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

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug”. Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. From time to time, the FDA may issue product-specific guidance regarding RLDs to help clarify its expectations for the content of an ANDA, including requirements for establishing bioequivalence. Although we are not aware of any prior ANDA approvals for intravitreally administered drugs, the FDA issued what we believe was its first draft product-specific guidance for such a drug in November 2025. The FDA has also indicated that it plans to issue a draft product-specific guidance for DEXTENZA in February 2026.

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

Under the BPCIA, a manufacturer may submit an application for a product that is “biosimilar to” a previously approved biological product, which the statute refers to as a “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product in terms of safety, purity and potency. The biosimilar sponsor may demonstrate that its product is biosimilar to the reference product on the basis of data from analytical studies, animal studies and one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the sponsor must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency. In October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product.

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

PMA applications are subject to an application fee. For federal fiscal year 2026, the standard fee is $579,272 and the small business fee is $144,818.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering additional laws that will go into effect in 2026 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Review and Approval of Medical Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member European Union, before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. The European Union and the European Economic Area, comprised of the European Union member states plus Norway, Iceland, and Liechtenstein, or EEA, applies harmonized regulatory rules for medicinal products, for the approval process and requirements governing the conduct of clinical trials, and for the regulatory approval of medicinal products. However, pricing and reimbursement for medicinal products varies greatly between countries and jurisdictions and can involve additional testing for health technology assessments.

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

Clinical Trial Approval

On January 31, 2022, the Clinical Trials Regulation (EU) No 536/2014, or CTR, became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC, or CTD. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Beyond streamlining the process, the CTR includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the CTR.

The CTR foresaw a three-year transition period. The extent to which ongoing and new clinical trials were governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the CTD, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the CTD remained governed by the CTD until January 31, 2025. Since January 31, 2025, all clinical trials (including those which are ongoing) are subject to the provisions of the CTR.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

Marketing Authorization

To obtain marketing authorization of a drug under European Union regulatory systems, a sponsor must submit a marketing authorization application, or MA, either under a centralized or decentralized procedure/mutual recognition procedure, or MRP. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU Member States. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

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

The MRP is available to sponsors who wish to market a product in various EU Member States where such product has not received marketing approval in any EU Member States before. The decentralized procedure provides for approval by one or more other, or concerned, EU Member States of an assessment of an application performed by one member state designated by the sponsor, known as the reference member state, or RMS. Under this procedure, a sponsor submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the RMS and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the RMS’ assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.

Conditional Marketing Authorization

In particular circumstances, EU legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization, but applicants can also request EMA to conduct an accelerated assessment, for instance in cases of unmet medical needs.

Exceptional Circumstances

An MA may also be granted “under exceptional circumstances” under Article 14(8) of Regulation (EC) No 726/2004 when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of an MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the MA, the EMA or the competent authorities of the EU Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the European Union Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authorities of the European Union Member States decides, on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period. Any authorization which is not followed by the actual placing of the medicinal product on the European Union market (in case of centralized procedure) or on the market of the authorizing European Union Member State within three years after authorization, or if initially placed on the market, is no longer actually present on the market for three consecutive years, ceases to be valid (the so-called sunset clause).

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the European Union is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

●	Compliance with the European Union’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
●	The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union.
●	The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union notably under Directive 2001/83EC, as amended, and EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the European Union.

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

In this context, it should be noted that the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. On December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. Key changes include updating regulatory data exclusivity to a new system with 8 years data exclusivity and reduced market exclusivity period to 1 year which can be extended if specific conditions are fulfilled, adding launch/supply obligations, incentivizing antibiotic innovation with transferable vouchers, and streamlining approval procedures in the European Union. If the legislation is finalized in line with the provisional political agreement, it will have a significant impact on the pharmaceutical industry.

Pediatric Exclusivity

If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.

Patent Term Extensions

The European Union also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are set out in Regulation (EC) 469/2009 and are similar to those in the United States. An SPC may extend the term of a patent right for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis, and SPCs are valid on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

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

Review and Approval of Medical Devices in the European Union

In the EEA, medical devices must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745), or the EUMDR, which came into force in May 2021 and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). The EUMDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the European Union for medical devices. Compliance with SPRs and additional requirements applicable to specific types of devices is a prerequisite to be able to affix the Conformité Européenne mark of conformity, or CE Certificate of Conformity, to medical devices, without which they cannot be marketed or sold in the EEA.

To demonstrate compliance with the SPR and affix the CE mark, manufacturers of medical devices must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the SPR, a conformity assessment procedure requires the intervention of a third-party organization designated by a competent authority of an EEA country to conduct conformity assessments, or Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of the devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with SPR. The CE Certificate of Conformity entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the SPR must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence This clinical evaluation is part of the product’s Technical File. A clinical evaluation includes an assessment of whether a medical device’s performance is in accordance with its intended use, and that the known and foreseeable risks linked to the use of the device under normal conditions are minimized and acceptable when weighed against the benefits of its intended purpose. The clinical evaluation conducted by the manufacturer must also address any clinical claims, the adequacy of the device labeling and information (particularly claims, contraindications, precautions and warnings) and the suitability of related Instructions for Use. This assessment must be based on clinical data, which can be obtained from clinical studies conducted on the devices being assessed, scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or both clinical studies and scientific literature.

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

All manufacturers placing medical devices into the market in the EEA must comply with the EU Medical Device Vigilance System. Under the EUMDR, incidents must be reported centrally in the EUDAMED database, whose main modules became functional in November 2025 and will become mandatory on May 28, 2026. Manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to prevent or reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use. The EUMDR considers "serious incidents" those incidents which, directly or indirectly, led, might lead to or might have led to the death of a patient or user or of other persons a serious deterioration in their state of health, or a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices.

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

As of January 1, 2024, a new international recognition procedure, or the IRP, applies which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government healthcare programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

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

Section 1833(t)(6) of the Social Security Act provides for temporary additional payments or “transitional pass-through payments” for certain drugs and biological agents. As originally enacted by the Balanced Budget Refinement Act of 1999, this provision required the Centers for Medicare and Medicaid Services, or CMS, to make additional payments to hospitals for current orphan drugs, as designated under section 526 of the FDCA; current drugs and biological agents and brachytherapy sources used for the treatment of cancer; and current radiopharmaceutical drugs and biological products. Transitional pass-through payments are also provided for certain new drugs, devices and biological agents that were not paid for as a hospital outpatient department service as of December 31, 1996, and whose cost is “not insignificant” in relation to the Outpatient Prospective Payment System, or OPPS, payment for the procedures or services associated with the new drug, device, or biological. Under the statute, transitional pass-through payments can be made for at least two years but not more than three years.

J-Codes are part of the Healthcare Common Procedure Coding System (HCPCS) Level II set of procedure codes. These codes are used by CMS and other managed care organizations to identify drugs that ordinarily cannot be self-administered by a patient. Lacrimal ophthalmic inserts containing dexamethasone, such as DEXTENZA, have a specific and permanent J-Code, in case of DEXTENZA J1096, that allows for a simpler and more convenient reimbursement process versus miscellaneous J-codes. Initially, DEXTENZA was payable in ASCs and HOPDs separately from ophthalmic surgery via the transitional pass-through status under the J1096 J-Code. However, the pass-through status for J1096 ended on December 31, 2022. In November 2022, as part of the annual CMS rule-making cycle, the CY 2023 OPPS rule was finalized and provided that DEXTENZA would qualify for separate reimbursement under the criteria established for non-opioid pain management drugs as a surgical supply provision. This provision allowed for continued separate payment of DEXTENZA in the ASC setting for 2023 but did not require separate payment for DEXTENZA in the HOPD setting. In November 2023, the CY 2024 OPPS was finalized and confirmed that DEXTENZA would continue to be separately reimbursed in the ASC setting in 2024. The CY 2025 OPPS rule, which was released in November 2024, allowed for continued separate payment of DEXTENZA in the ASC setting, and it re-established the separate payment of DEXTENZA in the HOPD setting. In November 2025, the CY 2026 OPPS was finalized and confirmed that DEXTENZA would continue to be separately reimbursed in the ASC and HOPD settings in 2026.

CPT codes are part of the HCPCS Level I set of procedure codes which consists of codes that are used to report medical services and procedures furnished by physicians. These codes are also used by CMS and other managed care organizations. Drug-eluting intracanalicular inserts, such as DEXTENZA, have a procedure-specific and permanent Category 1 CPT code, 68841, used to facilitate reimbursement for the administration of inserts into the canaliculus. In 2024, the Medicare Physician Fee Schedule, or MPFS, for the insertion of DEXTENZA into the canaliculus was $31.43 in the ASCs and $37.33 in the physician’s office for unilateral insertion. In November 2024, the CY 2025 MPFS rule was finalized resulting in a marginal decrease in physician payments compared to 2024 to $31.38 in the ASCs and HOPDs and $36.88 in the physician’s office for unilateral insertion, due to a decrease in the conversion factor, or the Conversion Factor, which CMS uses to translate the relative value units, or RVUs, of medical services into fee schedule payment amounts. Although the office based RVU for code 68841 was unchanged, the RVU code in the ASC and HOPD setting increased from 0.96 to 0.97.  In October 2025, the CY 2026 MPFS rule was finalized resulting in a decrease in RVUs from 0.97 to 0.82 for insertions conducted in the ASC and HOPD setting, and an increase in RVUs from 1.14 to 1.16 for insertions conducted in the physician’s office for unilateral insertion. The Conversion Factor increased from $32.35 in 2025 to $33.57 in 2026. The net results of the RVU changes and increased Conversion Factor resulted in a marginal decrease in physician payments compared to 2025 to $27.53 in the ASCs and HOPDs and a marginal increase compared to 2025 to $38.94 in the physician’s office for unilateral insertion.

The CY 2025 MPFS final rule also included finalized policies for the quality payment program, including the Merit-based Incentive Payment System, or MIPS. For eligible clinicians, CMS calculates the MIPS final score based on four performance categories, which is then used by CMS to determine the payment adjustment applied to the clinicians’ Medicare Part B claims, with clinicians that incur costs above or below national average spending being penalized or incentivized, respectively. Based on the CY 2025 MPFS final rule, the respective surgeon’s cost for DEXTENZA was included in the MIPS cost performance category for surgeons using DEXTENZA to treat post-surgical ocular inflammation and pain following cataract surgery effective January 1, 2025. The CY 2026 MPFS rule confirmed the inclusion of DEXTENZA in MIPS for 2026.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

●	the federal Anti-Kickback Statute , a broad criminal statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, including the Final Omnibus Rule published in January 2013, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
●	the federal transparency requirements under the ACA, known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, among others to collect and report to CMS information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals and physician ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent statutory amendments, will remain in effect through the first eleven months of the President’s fiscal year 2032 sequestration order unless additional congressional action is taken, with the exception of a temporary suspension, and later a temporary reduction instituted during the COVID-19 pandemic that expired on July 1, 2022.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the PPACA brought by several states who argued that, without the individual mandate, the entire PPACA was unconstitutional. The Supreme Court’s dismissal of the lawsuit did not specifically rule on the constitutionality of the ACA.

Litigation and legislation over the PPACA may continue, with unpredictable and uncertain results.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. On January 5, 2024, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit draft proposals for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their Section 804 importation program (SIP) proposals. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by former President Biden. The legislation requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. When originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act signed into law on July 4, 2025 amended the applicable statute to broaden the orphan drug exclusion to include products with more than one orphan designation and more than one approved indication. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part B and D whose price increases exceed inflation. The law also capped Medicare beneficiary out-of-pocket drug costs at $4,000 per year in 2024 and, $2,000 a year from 2025 onwards.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs became effective January 1, 2026.  On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations, and on November 25, 2025, CMS released negotiated prices for such products that will go into effect beginning January 1, 2027.

While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. This litigation is ongoing and the results, and potential impacts on our business, are uncertain. The current presidential administration has indicated that reducing prescription drug prices will be a focus, with CMS issuing a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater pricing transparency. Moreover, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of the Department of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 “most favored nation” executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most favored nation” pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement “most favored nation” pricing. Additionally, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products.

On December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, or CMMI, proposed two five-year pilot programs to implement a “reference pricing” model for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed rules, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries (with an initial list of 19 reference countries included in the proposed rule). Comments are due on the proposed pilot program rules on or before February

23, 2026, and the pilot programs are proposed to go into effect beginning October 1, 2026. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals, including, but not limited to, information in connection with new product launches that exceed certain levels as identified in the relevant statutes. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

Human Capital

As of December 31, 2025, we had 325 full-time employees. The following table provides an overview of the distribution of those employees:

Department	Headcount
Research & Development	154
Sales & Marketing	98
Manufacturing	17
General & Administrative	56
Total Employees	325

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

Our Corporate Information

We were incorporated under the laws of the State of Delaware in 2006. Our principal executive offices are located at 15 Crosby Drive, Bedford, MA 01730, or 15 Crosby Drive, and our telephone number is (781) 357-4000. Our research and development operations and our manufacturing for AXPAXLI are located at 15 Crosby Drive. Our manufacturing for DEXTENZA is located at 36 Crosby Drive, Suite 101, Bedford, MA 01730. Our website address is www.ocutx.com.

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

We have a history of incurring significant losses. Our net losses were $265.9 million and $193.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1,157.0 million. We have financed our operations primarily through private placements of our preferred stock, public offerings and private placements of our common stock and pre-funded warrants to purchase our common stock, borrowings under credit facilities, private placements of convertible notes, and sales of our products. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials for our product candidates, including AXPAXLI and to the commercialization of DEXTENZA. Although we expect to continue to generate revenue from sales of DEXTENZA, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate we will incur substantial expenses if and as we:

●	continue our ongoing registrational programs, including the SOL registrational program of AXPAXLI for the treatment of wet age-related macular degeneration, or wet AMD, and the HELIOS registrational program of AXPAXLI for the treatment of diabetic retinal disease, including non-proliferative diabetic retinopathy, or NPDR;
●	initiate our planned SOL-X trial, our long-term extension study of AXPAXLI for the treatment of wet AMD;
●	initiate any additional clinical trials we might determine in the future to conduct for our product candidates;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	scale up our sales, marketing and distribution capabilities to prepare for commercialization of any product candidates for which we intend to obtain marketing approval;

●	continue to monitor subjects according to the applicable clinical trial protocols, or prepare submission documentation such as clinical study reports, for our clinical trials that have been completed;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	continue to commercialize DEXTENZA in the United States;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, quality assurance, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings, if any;
●	make investments to improve our defenses against cybersecurity threats and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

For us to become and remain profitable, we will need both to continue to successfully commercialize DEXTENZA and to successfully develop and commercialize other products with significant market potential such as AXPAXLI. This will require us or our current or future collaborators to be successful in a range of challenging activities, including:

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

Even if we succeed in our commercialization efforts, we may never generate revenue that is sufficient to achieve profitability. We do not anticipate that revenue from sales of DEXTENZA for the treatment of ocular inflammation and pain following ophthalmic surgery and ocular itching associated with allergic conjunctivitis will be sufficient for us to become profitable for several years, if ever. Even if we successfully complete development and obtain regulatory approval for AXPAXLI, we do not know whether revenues from AXPAXLI will be sufficient for us to become profitable for several years, if ever.

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

Depending on the outcome of our clinical programs, we will likely need additional funding to support future working capital needs and/or expansion of our operating plan. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly if and as we advance our product candidate AXPAXLI for the treatment of wet AMD and for the treatment of diabetic retinal disease through clinical development and continue to commercialize DEXTENZA. We expect to devote substantial financial resources as we conduct late-stage clinical trials for our product candidates, including the SOL and the HELIOS registrational programs and the SOL-X trial, seek marketing approval for any such product candidate for which we obtain favorable pivotal clinical results, build inventory of such product candidates in preparation for potential launch and ultimately commercialize any products for which we receive marketing approval. In addition, we may, in the future, devote significant financial resources to conduct research and development of our other product candidates. Accordingly, we will likely need to obtain additional funding to fully support our continuing and planned operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

As of December 31, 2025, we had cash and cash equivalents of $737.1 million, and outstanding debt with a principal amount of $82.5 million under a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, or the Barings Credit Facility. Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of December 31, 2025 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2028. Although we believe our current and available cash resources are sufficient to get through potential approval of AXPAXLI for the treatment of wet AMD by the FDA, additional funding will likely be required to support the commercialization of AXPAXLI, if approved. These estimates are subject to various assumptions, including assumptions as to the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, the timing of commencement of dosing and enrollment of our clinical trials, the progress of our manufacturing validation and scale-up and other aspects of our business. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the progress, costs and outcomes of our ongoing SOL and HELIOS registrational programs of AXPAXLI for the treatment of wet AMD and for the treatment of diabetic retinal disease, including NPDR, respectively;
●	the timing, scope, progress, costs and outcome of our planned SOL-X trial, our long-term extension study of AXPAXLI for the treatment of wet AMD;
●	the costs, timing and outcome of regulatory review of AXPAXLI or our other product candidates by the FDA, the European Medicines Agency, or EMA, or other regulatory authorities;
●	the scope, progress, costs and outcome of preclinical development and any additional clinical trials we might determine in the future to conduct for our other product candidates, including OTX-TIC for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT;
●	the costs of developing, validating and scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we may obtain marketing approval, including AXPAXLI, and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any of our product candidates for which we obtain or may obtain marketing approval in the future, such as AXPAXLI, including costs related to preparing for and implementing the potential marketing of AXPAXLI outside the United States;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	cost increases due to inflation;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed Therapeutics Limited, or AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

Conducting preclinical testing and clinical trials, seeking market approvals and commercializing products are time-consuming, expensive and uncertain processes that take years to complete. We may never generate the necessary data or results required to obtain regulatory approval of products with the market potential sufficient to enable us to generate significant revenues from the sale of such products.  Accordingly, we will likely require additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or products or product candidates.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments and royalty payments.  To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our securityholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing securityholders’ rights as holders or beneficial owners of our common stock.  Debt financing, such as our existing Barings Credit Facility, and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under the Barings Credit Facility pursuant to which we have a total borrowing capacity of $82.5 million, which has been fully drawn down, may limit our ability to obtain additional debt or other financing.

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

Our significant indebtedness may limit cash flow available to invest in the ongoing needs of our business or otherwise affect our operations.

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

Our significant debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We hold our cash and cash equivalents that we use to fund our operating expenses, debt service obligations, and capital expenditure requirements in deposit accounts at three financial institutions. The balances held in these accounts typically exceed the standard deposit insurance limit of the Federal Deposit Insurance Corporation, or FDIC. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of our uninsured funds or be subject to a delay in accessing all or a portion of such funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense, debt service, and capital expenditure obligations.

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

As of December 31, 2025, we had net operating loss, or NOL, carryforwards for federal and state income tax purposes of $777.7 million and $476.5 million, respectively. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2026. Our federal NOLs generated for the years ended on or after December 31, 2018, which amount to a total of $651.9 million, can be carried forward indefinitely, although the deduction for such NOLs is limited to 80% of current year taxable income. As of December 31, 2025, we also had available research and development tax credit carryforwards for federal and state income tax purposes of $24.7 million and $15.4 million, respectively, which begin to expire in 2026 and 2025, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes because, among other reasons, federal tax rates and the rules governing NOL carryforwards might change; state NOLs generated in one state cannot be used to offset income generated in another state; and the use of NOL carryforwards might become subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions.

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the IRA was signed into law in August 2022, and the OBBBA was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax law changes including tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework; we do not expect, however, that these changes will have a significant effect on our business or financial condition. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including our lead product candidate AXPAXLI, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome.  A failure of one or more clinical trials can occur at any stage of testing.  The outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials, interim results of a clinical trial do not necessarily predict final results and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design.  Some of our completed studies were conducted with small patient populations, making it difficult to predict whether the favorable results that we observed in such studies will be repeated in larger and more advanced clinical trials.  The sample size for later stage clinical trials, including for our SOL and HELIOS registrational trials, are determined based on certain assumptions regarding the efficacy of the product candidate under evaluation. Even if a product candidate, such as AXPAXLI, is an effective treatment, a clinical trial may not meet its primary efficacy endpoint if the assumptions used to determine the trial sample size were not correct and therefore the trial is not adequately powered. In addition, as product candidates advance in development, the number of clinical trial sites and investigators taking part in the trial will increase, particularly as product candidates enter pivotal studies. New clinical sites or investigators who were not part of prior trials are likely to be unfamiliar with our protocols and product candidates and may introduce increased variability in product candidate administration and subject care throughout the trial. Some of our clinical trials also were conducted with different formulations than those that we are currently evaluating. For example, we are using a single optimized dose of AXPAXLI with a drug load of 450 µg of a more soluble form of axitinib in our SOL and HELIOS registrational trials, which is different than the formulation and dosage used in prior clinical trials for AXPAXLI, and intend to use the same formulation being used in the SOL and HELIOS registrational trials in future clinical trials of AXPAXLI, including our planned SOL-X trial. As we have not evaluated this formulation in earlier trials, it may not demonstrate the efficacy or safety profile that we anticipate.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.  The protocols for our clinical trials and other supporting information are subject to review by the FDA and regulatory authorities outside the United States. The FDA is not obligated to comment on our trial protocols, however, within any specified time-period or at all or to affirmatively clear or approve our planned pivotal clinical trials. Subject to a waiting period of 30 days for the initial IND submission, we could choose to initiate any clinical trial in the United States, including a pivotal clinical trial, without waiting for any additional period for comments from the FDA. Although the FDA may implicitly clear our clinical trial protocols or may provide comments regarding our development plans as part of a Special Protocol Assessment, or SPA, agreement or other request for formal feedback, final determinations for marketing application approval are made after a complete review of a marketing application and are based on the entirety of the data in the new drug application. We are conducting our SOL-1 trial under a SPA agreement, as amended, agreed to with the FDA, and will conduct, if needed, the HELIOS-2 trial, under a SPA agreement agreed to with the FDA in 2025. A SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of the overall protocol design for a clinical trial intended to support a future marketing application, but it does not indicate FDA concurrence on every protocol detail. If we determine to deviate from the terms of the SPA agreement without the FDA’s concurrence, or if the FDA determines that we have deviated from the terms of the SPA agreement, the SPA agreement could be invalidated. Moreover, the FDA retains significant discretion in interpreting the terms of a SPA agreement and the data and results from any trial that is the subject of a SPA agreement. A SPA agreement does not ensure the receipt of marketing approval by the FDA or other regulatory authorities, even if the clinical trial subject to the SPA agreement is successful or meets its primary endpoint, or that the approval process will be faster than conventional procedures.

Additionally, although the FDA has indicated a general openness to requiring only one pivotal clinical trial for approval of a product candidate, the FDA has not yet provided specific guidance on how that approach is to be implemented. Our current plans call for the submission of an application for marketing approval of AXPAXLI for the treatment of wet AMD based on Week 52 data from the SOL-1 trial, prior to receipt of data from the SOL-R trial or SOL-X trial. Through future interactions and/or guidance from the FDA, we may learn that the FDA would not permit such an approach or would not agree that such an approach would provide sufficient efficacy or safety data to the FDA for its evaluation of the application, which could cause us to delay submission of such application until such time as we have collected and prepared information we believe to be sufficient to satisfy the FDA’s requirements. In the alternative, we may submit such an application and the FDA may refuse to accept the application for filing or, even if the FDA does accept such an application for filing, it may conclude that we have not provided sufficient efficacy or safety data and may not approve such application following its review. Either of these outcomes would delay our receipt of marketing approval for AXPAXLI.

We have devoted a significant portion of our financial resources and business efforts to the development of DEXTENZA and our product candidates.  We are currently investing substantial resources to advance the development of AXPAXLI for the treatment of wet AMD and diabetic retinal disease. We currently have multiple ongoing Phase 3 clinical programs, namely our SOL and HELIOS registrational programs. We have, however, experienced the uncertainty of clinical trials in our own development programs. In our Phase 2 clinical trial for our former product candidate OTX-CSI for the treatment of dry eye disease, for example, OTX-CSI did not meet the primary endpoint of the clinical trial.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize AXPAXLI or our other product candidates, including:

●	clinical trials of AXPAXLI or our other product candidates may produce negative or inconclusive results, in particular if investigator physicians do not follow the clinical trial protocol, including utilizing appropriate masking and rescue procedures for the SOL and HELIOS registrational trials, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of subjects required for clinical trials of AXPAXLI or our other product candidates may be larger than we anticipate, in particular to establish clinically meaningful efficacy endpoints to a degree of statistical significance or to satisfy minimum FDA safety standards for AXPAXLI, including for repeat dosing;
●	enrollment and randomization in clinical trials for AXPAXLI may be slower than we anticipate on account of clinical trial sites’ inability to locate subjects meeting the eligibility criteria or competition at clinical trial sites for subjects who might otherwise be eligible to participate in other ongoing clinical trials sponsored by third-

parties or from other clinical trials sponsored by third parties in other retinal disease areas, or participants may drop out of these clinical trials at a higher rate than we anticipate;
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

From time to time, we may decide to conduct clinical trials to assess subjects’ clinical response to treatment and choose not to power such trials to measure the applicable efficacy endpoints with statistical significance, as we have for earlier stage clinical trials. In addition, post-hoc analyses of the data from these or other trials may not be predictive of success in future clinical trials, including as a result of differences in trial design.  Post-hoc analyses performed using an unlocked clinical trial database can also result in the introduction of bias and are given less weight by regulatory authorities than pre-specified analyses.

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

If we are required to conduct additional clinical trials or other testing of AXPAXLI or our other product candidates beyond those that we currently contemplate, such as the FDA’s prior requirement that we provide post-approval pediatric data for DEXTENZA for the treatment of post-surgical ocular inflammation and pain following cataract surgery for the treatment of ocular itching associated with allergic conjunctivitis in connection with the approval of our NDA for DEXTENZA for those indications, if we are unable to successfully complete clinical trials of AXPAXLI or our other product candidates or other testing, if the results of these trials or tests are not favorable or are only modestly favorable or if there are safety concerns, we may:

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

For example, following recent public statements from FDA leadership, pending the receipt of favorable topline results and planned interactions with the FDA, we intend to submit an NDA for AXPAXLI for the treatment of wet AMD based on Week 52 data from the SOL-1 trial. As the FDA has historically required two adequate and well-controlled clinical trials to demonstrate the safety and efficacy of ophthalmic product candidates, the FDA could refuse to accept our submission of our NDA without clinical data from a second adequate and well-controlled trial or could accept it but review it differently or more slowly than we anticipate or could deny the application. In addition, we may not be able to timely satisfy the FDA’s other requirements for regulatory approval of AXPAXLI, including the FDA’s Chemistry, Manufacturing and Controls requirements. Furthermore, although patients in the SOL-1 have already been re-dosed at Week 52, data for the primary endpoint in SOL-1 is based on a single administration of AXPAXLI and therefore uncertainty remains as to what restrictions, if any, may be imposed on the label for AXPAXLI, if approved, pending the receipt of additional clinical data or otherwise. Any of these outcomes could adversely affect our time to approval, time to profitability, cash runway and results of operations.

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

In December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of

FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs.

On January 27, 2025, in response to an executive order issued by President Trump on January 21, 2025, relating to Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website.  That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the Trump Administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of NDAs and BLAs. Similarly, the regulatory landscape related to clinical trials in the European Union recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. If we are not able to fulfill these new requirements, our ability to conduct clinical trials may be delayed or halted.

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

We are currently directing all of our development efforts towards applying our proprietary, bioresorbable hydrogel-based formulation technology ELUTYX to products and product candidates that are designed to provide local programmed-release hydrogel-based therapeutic agents to the eye. We have product candidates at mid- and late-stages of development based on ELUTYX and we may in the future explore the potential use of ELUTYX for other ophthalmic diseases and conditions.

AXPAXLI and any other product candidates that we may develop based on ELUTYX may not be suitable for continued preclinical or clinical development for several reasons, including if such product candidates are shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize products and product candidates that are based on ELUTYX beyond DEXTENZA, we will not be able to obtain sufficient product revenues to ultimately become profitable.

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

We are currently prioritizing the advancement of AXPAXLI through Phase 3 clinical development for the treatment of wet AMD and for the treatment of diabetic retinal disease, as well as the scale-up of manufacturing operations and pre-commercialization activities to prepare for the potential commercial launch of AXPAXLI. We are also focused on the continued commercialization of DEXTENZA and are determining our next steps for OTX-TIC for the treatment of OAG or OHT. Although we believe our prioritization of resources is currently the best use of our resources, we may not be correct.

We have conducted, and may in the future conduct, clinical trials for AXPAXLI and our other product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. We are currently conducting the SOL-1, SOL-R, and HELIOS-3 trials both inside and outside of the United States.

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

DEXTENZA or any of our product candidates that may receive marketing approval, including AXPAXLI, may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community.  We commercially launched DEXTENZA for the treatment of post-surgical ocular inflammation and pain in July 2019, and for the treatment of ocular itching associated with allergic conjunctivitis in the first quarter of 2022, and we cannot accurately predict the extent to which DEXTENZA will retain or gain market share.

The degree of market acceptance of any of our products, or any product candidate for which we may obtain marketing approval, including AXPAXLI, will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments;
●	our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;

●	the clinical indications for which the product is approved;
●	the convenience and ease of administration compared to alternative treatments, including the retention rate for our intracanalicular insert product;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of our marketing and distribution support;
●	timing of market introduction of competitive products;
●	the price of the product, as well as the availability of third-party coverage and adequate reimbursement;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of our products together with other medications.

For example, we commercially launched ReSure Sealant, a topical liquid hydrogel that creates a temporary, adherent, soft and lubricious sealant to prevent post-surgical leakage from clear corneal incisions that are made during cataract surgery, in the United States in 2014. ReSure Sealant was only used in a minority of cataract surgeries, and we only received limited revenues from this product. In 2021, we suspended production of ReSure Sealant, and in 2025 we withdrew its marketing authorization. Furthermore, because we have not conducted any clinical trials to date comparing the effectiveness of DEXTENZA directly to currently approved alternative treatments for post-surgical ocular inflammation and pain following cataract surgery or ocular itching associated with allergic conjunctivitis, market acceptance of DEXTENZA could be less than if we had conducted such trials, and we may not be able to achieve the market share we anticipate.

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

We have limited experience in the sale, marketing and distribution of drug and device products.  To achieve commercial success for DEXTENZA and any product candidate for which we obtain marketing approval, including AXPAXLI, we will need to establish and maintain adequate sales, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We have built our own highly targeted, key account sales force for DEXTENZA that primarily focuses on ambulatory surgical centers, or ASCs, and their affiliates, as well as hospital outpatient departments, or HOPDs, that are collectively responsible for the largest volumes of cataract surgery in the United States. We would expect to use a similar strategy for AXPAXLI in retina offices, although sufficient numbers of patients with diabetic retinal disease may not be currently seen by retina specialists, or might not be seen at a sufficient frequency by retina specialists to optimally introduce AXPAXLI, if approved. We may need to expand our strategy and commercial footprint accordingly.

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

We have historically focused our efforts for regulatory approval and commercialization of DEXTENZA in the United States and indirectly through our collaborator AffaMed in certain specified jurisdictions in Asia. As such, we do not currently expect to recognize revenue from commercialization of DEXTENZA in any other international markets.  If we decide to commercialize our products or product candidates outside of the United States, we may utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize any product of ours that receives marketing approval.  These may include independent distributors, pharmaceutical companies or our own direct sales organization.

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

We sell DEXTENZA in the United States primarily to a small number of specialty distributors, or SDs. These customers then subsequently resell DEXTENZA to ASCs, HOPDs, and physicians’ offices, which we refer to as in-market customers when purchasing through the SD channel. We also sell DEXTENZA directly to a small population of ASCs and physicians’ offices, which we refer to as direct customers when purchasing through the direct sales channel. We are heavily dependent on a small number of SDs for our sales of DEXTENZA. For example, for the years ended December 31, 2025, 2024 and 2023, three SDs accounted for a combined percentage of our total revenue of 75%, 77%, and 85%, respectively. We also experience significant concentration of sales at the in-market customer level. For example, for the years ended December 31, 2025, 2024 and 2023, one in-market customer accounted for approximately 17%, 18%, and 19% of our gross sales of DEXTENZA before adjustments, respectively. A loss of a significant SD, direct customer, or in-market customer may result in a significant reduction in sales of DEXTENZA and would adversely affect our results of operations. We expect the significant SD concentration, as well as the significant concentration at the in-market customer level, to continue for the foreseeable future and a similar dynamic may develop for any future products we may commercialize, including AXPAXLI if approved.

Our ability to generate and grow sales for DEXTENZA and any other product we may commercialize, including AXPAXLI if approved, will depend, in part, on the extent to which our SDs are able to provide adequate distribution of these products, as well as the continued demand for DEXTENZA from our most significant in-market customers and direct customers. Although we believe we can find additional SDs, if necessary, and continue to broaden our base of direct customers, our revenue during any period of disruption of sales could suffer and we might incur additional costs. In addition, our SDs are responsible for a significant portion of our accounts receivables, net, balances. For example, as of December 31, 2025 and 2024, three SDs accounted for 82% and 82% of our accounts receivables, net, balances, respectively. The loss of any significant SD or direct customer, or the loss of a significant in-market customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the product we have sold to them could adversely affect our results of operations. Sales of DEXTENZA and any other product we may commercialize, including AXPAXLI if approved, may also be adversely impacted by vertical integration of private payor healthcare and insurance programs, health maintenance organizations, and pharmacy benefit managers, or further consolidation among the healthcare providers served or operated by our SDs if, for example, one or more consolidated groups of healthcare providers determines not to use, or decides to switch from, such marketed product in favor of a competing product.

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

Our products and product candidates target markets that are already served by a variety of competing products based on a number of active pharmaceutical ingredients.  Many of these existing products have achieved widespread acceptance among physicians, patients and payors for the treatment of ophthalmic diseases and conditions.  In addition, many of these products are available on a biosimilar or generic basis, and our products and product candidates may not demonstrate sufficient additional clinical benefits to physicians, patients or payors to justify a higher price compared to biosimilar or generic products.  In many cases, insurers or other third-party payors, particularly Medicare, encourage the use of biosimilar, generic or off-label products.  As a result, our products face, and product candidates, if approved, will face, competition from drugs based on the same or similar active pharmaceutical ingredients but that are administered in a different manner, typically through eye drops or intravitreal injections.

For example, in wet AMD and diabetic retinal disease, AXPAXLI will compete with anti-vascular endothelial growth factor, or anti-VEGF, compounds administered in their current formulation and prescribed for the treatment of wet AMD as these agents can in some instances deliver more than one or two months of therapeutic effect, as well as products based on gene therapy, if such products are approved.

Anti-VEGF products that are currently approved by the FDA for the treatment of wet AMD include Vabysmo (faricimab), Eylea HD (aflibercept 8 mg), Lucentis (ranibizumab), Eylea (aflibercept 2 mg), Beovu (brolicizumab), and Susvimo (ranibizumab Port Delivery System). Biosimilars to ranibizumab and aflibercept 2 mg are commercially available as well. Products that are currently approved by the FDA for the treatment of various diabetic retinal disease indications include Vabysmo, Eylea HD, Lucentis, Eylea, Beovu and Susvimo. The FDA-approved labels for Vabysmo and Eylea HD contemplate dosing as infrequently as once every 16 weeks for a proportion of patients with wet AMD or diabetic retinal disease. The cancer therapy Avastin (bevacizumab) is used off-label for the treatment of wet AMD and diabetic retinal disease as well.

Other companies have advanced into Phase 3 clinical development biodegradable, programmed-release drug delivery product candidates that could compete with our products and product candidates, including EyePoint Pharmaceuticals which initiated two Phase 3 trials of their product candidate DURAVYU for the treatment of wet AMD in 2024 and two Phase 3 trials of DURAVYU for the treatment of DME in 2025, and 4DMT which initiated two Phase 3 trials of their product candidate 4D-150 for the treatment of wet AMD in 2025.  Multiple companies are in early-stage development to explore alternative means to deliver anti-VEGF, tyrosine kinase inhibitors, or TKI, products in an extended-delivery fashion to the back of the eye. In addition, other companies are evaluating novel mechanisms of action for retinal diseases.

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

To the extent our patents and other intellectual property do not preclude a generic or other manufacturer from marketing a product similar or the same as ours, we may also face generic competition. See “Risks Related to Our Intellectual Property – We may be unable to obtain and maintain patent protection for our technology and products, or the scope of the patent protection obtained may not be sufficiently broad, such that our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.”

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

Our ability to commercialize DEXTENZA or any product candidates that we may develop successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.  A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug and device companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.  In addition, third-party payors may implement step-therapy requirements where providers are required to prescribe and administer lower cost options, such as biosimilar anti-VEGF, prior to prescribing and administering higher-cost, more durable treatment options. Coverage and reimbursement may not be available for DEXTENZA or any other product that we may commercialize after obtaining marketing approval, including AXPAXLI. Even if coverage and reimbursement are available, the level of reimbursement may not be satisfactory.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs and devices, and coverage may be more limited than the indications for which the drug is approved by the FDA or similar regulatory authorities outside the United States.  Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses.  Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent.  Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services.  Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs, including CMMI’s Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD, if implemented, the drug price negotiation mechanism for Medicare-covered drugs introduced by the IRA, or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States or greater reliance on “most-favored nation” or other reference pricing regimes.  Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.  Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any FDA-approved products that we develop would compromise our ability to generate revenues and become profitable.

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

DEXTENZA or any product candidate for which we may obtain marketing approval in the United States or in other countries, including AXPAXLI, may not be considered medically reasonable and necessary for a specific indication, may not be considered cost-effective by third-party payors, coverage and an adequate level of reimbursement may not be available, and reimbursement policies of third-party payors may adversely affect our ability to sell our products and product candidates profitably. DEXTENZA, for example, is currently separately reimbursed in ASC and HOPD settings as a non-opioid pain management drug, but changes that affect reimbursement for DEXTENZA, or its associated procedure code could limit its market acceptance.

CMS evaluates the eligibility of products such as DEXTENZA for separate payment annually, and there can be no assurance that CMS will not change the criteria currently applicable to non-opioid pain management drugs in any subsequent year. If DEXTENZA were no longer eligible for reimbursement separately from ophthalmic surgery in the ASC and HOPD settings, our net product revenues, which currently consist primarily of DEXTENZA sales in reliance on separate reimbursement, would decline significantly, and our ability to generate revenues from future sales of DEXTENZA for the treatment of post-surgical ocular inflammation and pain would be adversely affected.

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

In order to meet our business plan, to scale up of our manufacturing processes to support the development and potential commercialization of our current and future product candidates, including AXPAXLI, and maintain the manufacturing capacity necessary to support the commercialization of DEXTENZA, we will need to upgrade and expand our existing manufacturing facilities, or relocate to one or more other manufacturing facilities; add manufacturing, quality and support personnel; ensure that new processes, systems, and facilities are qualified and validated; and ensure that any new processes and systems are consistently implemented in our facility or facilities.  The upgrade and expansion of our facilities, or our relocation to one or more alternate facilities, will require additional regulatory approvals including FDA audits of such new processes, systems, and facilities.  In addition, it will be costly and time-consuming to expand our facilities or relocate and recruit necessary additional personnel.  If we are unable to expand our manufacturing facilities or relocate in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including obtaining regulatory approvals of our product candidates and meeting customer demand for our products, which could materially damage our business and financial position.

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

We have entered into collaboration agreements with third parties, including our collaboration with AffaMed, in the past and may in the future utilize a variety of types of collaboration, distribution and other marketing arrangements with third parties to commercialize DEXTENZA, or any of our product candidates, including AXPAXLI, for which we may obtain marketing approval in markets outside the United States.  We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for such products or if we determine that such third-party arrangements are otherwise beneficial. We also may seek additional third-party collaborators for development and commercialization of product candidates, including AXPAXLI and OTX-TIC. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.  Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

For some of our product candidates, we may decide to collaborate with pharmaceutical, biotechnology and medical device companies for the development and commercialization of one or more of our product candidates, such as our collaboration with AffaMed for the development and commercialization of DEXTENZA and OTX-TIC in specified territories in Asia. We face significant competition in seeking appropriate collaborators.  Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.  Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to subjects, the potential of competing products, and industry and market conditions generally.  The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.  We may also be restricted under current or future license and collaboration agreements from entering into agreements on certain terms with potential collaborators.  In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.  If we are unable to reach agreements with suitable collaborators on a timely basis and on acceptable terms, we may have to curtail the development of a product candidate, reduce or delay one or more development programs, or limit potential commercialization activities. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all.  If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform.

Although a significant portion of our clinical development is administered and managed by our own employees, we have relied, and may continue to rely, on third parties for certain aspects of our clinical development, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

Our employees have administered and managed a significant portion of our clinical development work to date.  However, we also utilize third parties, such as CROs, to conduct clinical trials of certain of our product candidates, including AXPAXLI for the treatment of wet AMD, NPDR, and DME and OTX-TIC for the treatment of OAG or OHT, and we may continue to do so.  If we deem necessary, we may also engage additional third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct or assist in our clinical trials or other clinical development work.  If we are unable to enter into an agreement with a CRO or other service provider when required, our product development activities could be delayed.

Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials, including our SOL and HELIOS registrational trials, is conducted in accordance with the general investigational plan and protocols for the trial.  Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected, even if a third party is administering certain activities.  For example, in May 2020, we disclosed the receipt of interim data regarding our Phase 1 clinical trial of AXPAXLI, in Australia, for the treatment of wet AMD and other retinal diseases. We discovered, however, that our disclosures did not include complete information when we became aware in July 2020 that a clinical trial site had not entered certain data concerning these subjects into the clinical trial database in a timely manner. If we engage third parties and they do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

Our success depends in large part on our and our licensor’s ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products.  We and our licensor have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies, products and product candidates.  Our licensed and owned patent portfolio that we believe is integral to our business includes patents with terms that extend from 2030 to 2044. Given the amount of time required for the development, testing and regulatory review of new product candidates, we may have a reduced patent exclusivity period upon approval.  The patent prosecution process is expensive and time-consuming, and we may not have filed or prosecuted and may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we have failed, or may in the future fail, to identify patentable aspects of our research and development efforts before it is too late to obtain patent protection.

In some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to enforce or maintain the patents, covering technology that we license from third parties.  In particular, the license agreement that we have entered into with Incept LLC, or Incept, an intellectual property holding company, which covers a portion of the patent rights and the technology for DEXTENZA, and may cover certain aspects of other hydrogel platform technology product candidates, such as OTX-TIC, to the extent they were invented prior to the September 2018 effective date of our latest amendment and restated license agreement with Incept, provides that, with limited exceptions, Incept has sole control and responsibility for ongoing prosecution for  certain  patents covered by the license agreement.  In addition, although we have a right under the Incept license to bring suit against third parties who infringe such licensed patents in our fields, other Incept licensees may also have the right to enforce these patents in their own respective fields without our oversight or control.  Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest.  For example, three of our licensed patents related to ReSure Sealant were invalidated and rendered unenforceable following their assertion by Integra LifeSciences Holdings Corporation, another licensee of Incept. We also have no right to control the defense of such licensed patents if their validity or scope is challenged before the U.S. Patent and Trademark Office, or USPTO, or other patent office or tribunal.  In such instances, we would be required to rely on our licensor to defend such challenges, and our licensor may not do so in a way that would best protect our interests.  Therefore, certain of our licensed patents and applications may not be prosecuted, enforced, defended or maintained in a manner consistent with the best interests of our business.  If Incept fails to prosecute, enforce or maintain such patents, or loses rights to those patents, our licensed patent portfolio may be reduced or eliminated.

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

In the United States, the FDA does not prohibit physicians from prescribing an approved product for uses that are not described in the product’s labeling.  Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent or prosecute.  In certain circumstances, there can be a cause of action against the manufacturer of the approved product based on the activity of the prescriber under the theory of inducement of infringement, but such enforcement is more difficult to achieve. In addition, patents that cover surgical procedures are generally unenforceable.

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

Because the active pharmaceutical ingredients in our products and product candidates are available off-patent, or are soon to be available off-patent, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as our products so long as these competitors do not infringe the patents that we own or license. For example, certain owned and licensed patents cover the composition of our products and product candidates and associated methods that relate to the hydrogel composition and drug-release features of the products and product candidates. As such, if a third party were able to design around the formulation and method patents that we own or license and create a different formulation using a different production process not covered by our owned or licensed patents, we may be unable to prevent that third party from manufacturing and marketing its product.

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

We have been made aware by a third party of patents relating to intracanalicular inserts that may relate to, and potentially could be asserted against, our intracanalicular insert product and product candidates, including DEXTENZA. We believe that DEXTENZA does not infringe any claims of these patents. We also believe that such claims, if and to the extent they were asserted against our product candidates, would be subject to claims of invalidity. We initiated legal proceedings against one of these patents and administrative proceedings against the other two patents in order to show that DEXTENZA does not infringe the claims of these patents or that these patents are invalid. Legal proceedings related to one of these patents has been dismissed by agreement of the parties without prejudice. The USPTO decided to proceed with the administrative proceeding related to one of the patents while declining to do so for the other after determining that we had not established a reasonable likelihood that we would prevail in establishing the unpatentability of certain claims. In June 2020, for the patent for which the USPTO decided to proceed with administrative proceedings, the PTAB, after an inter partes review, determined that we had proven by a preponderance of the evidence that all claims of the patent at issue held by such third party were invalid. The third party appealed this decision, and in November 2021, the United States Court of Appeals for the Federal Circuit affirmed the holding of the PTAB. The period during which such third party may appeal the decision of the Court of Appeals has lapsed. We continue to believe that DEXTENZA does not infringe the claims of these patents and that, if and to the extent it were asserted against DEXTENZA, such patent would be subject to a claim of invalidity. We have become aware that the USPTO has issued a patent filed by this third party related to intracanalicular inserts containing dexamethasone. If this patent were asserted against DEXTENZA or other of our product candidates, we believe such patent would be non-infringed and subject to a claim of invalidity.

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

In addition to seeking patents for our technology, products and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position.  We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties.  We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants.  Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Further, although we have governance procedures in place to vet the selection of specific software tools, the use of artificial intelligence solutions by us or any of our business partners may lead to the inadvertent disclosure of our confidential information and/or the loss of our trade secrets, proprietary information or other intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable.  In addition, some courts are less willing or unwilling to protect trade secrets.  If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us.  If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

If the FDA or comparable foreign regulatory authorities approve generic versions of our current commercial product or any of our future drug products that receive marketing approval through the NDA pathway, or such authorities do not grant such future products appropriate periods of data exclusivity before approving generic versions of our products, our sales could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. From time to time the FDA may issue product-specific bioequivalence guidance regarding RLDs to help clarify its expectations for the content of an ANDA. The FDA issued what we believe was its first draft product-specific bioequivalence guidance for an intravitreally-administered drug in November 2025. The FDA has also indicated that it plans to issue a draft product-specific bioequivalence guidance for DEXTENZA in February 2026. The FDA may also meet confidentially with a generic manufacturer during its development process to provide guidance on such development. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic product.

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

The activities associated with the development and commercialization of our products and product candidates, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only received approval to market DEXTENZA for specified indications in the United States. We have not received approval to market DEXTENZA in any jurisdiction outside the United States or to market any of our other product candidates anywhere in the world. If we are unable to obtain a CE Certificate of Conformity for any of our other products or product candidates for which we seek European regulatory approval, we will be prohibited from commercializing such product or products in the European Union and other places which require the CE Certificate of Conformity. In such a case, the potential market to commercialize our products may be significantly smaller than we currently estimate.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, inherently uncertain, and may take many years, if approval is obtained at all. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and purity. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA, the EMA or other regulatory authorities may determine that our product candidates are not safe or effective, are only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, the EMA and regulatory authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate notwithstanding the existence of an SPA agreement. Our regulatory strategy both in the United States and in other jurisdictions is dependent on several assumptions which may not be verified or verifiable until data are available and a full regulatory submission is received and reviewed by the relevant regulatory agency. Any marketing approval we, or any current or future collaborator of ours, ultimately obtains may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. For example, the FDA required two post-approval studies as a condition for approval of our premarket approval application for ReSure Sealant, the last of which the FDA confirmed was complete in April 2021. The studies were expensive, required extensive communication and coordination with the FDA, and took more than five years to complete. The FDA also has required us to conduct a post-approval clinical trial of DEXTENZA for the treatment of post-surgical ocular inflammation and pain and for the treatment of ocular itching associated with allergic conjunctivitis in pediatric populations in accordance with the Pediatric Research Equity Act of 2003.

Certain endpoint data we seek to include in any approved product labeling also may not make it into such labeling, including exploratory or secondary endpoint data such as patient-reported outcome measures. The FDA may limit the approved indication to a narrower subset of patients than we plan or intend based on the inclusion and exclusion criteria in our clinical trials or otherwise. For example, our strategy for the development of AXPAXLI is to pursue a broad label in diabetic retinal disease based on the HELIOS registrational program. Because the inclusion criteria for these trials specify patients with a defined diabetic retinopathy severity score, we will not be enrolling patients with proliferative diabetic retinopathy, the most severe form of the disease, at baseline. Additionally, although we would expect a portion of patients who are enrolled would have non-CI DME, the trial does not require patients to have non-CI DME for them to enroll. Furthermore, patients who have CI-DME at baseline will be excluded from the trial. For these reasons, the HELIOS program will not enroll patients encompassing the entire spectrum of diabetic retinal disease for which we may seek an indication in the label and the FDA may limit the approved labeling indication accordingly. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or a comparable non-U.S. regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

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

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the district court declined to dismiss the case and, instead, transferred it to federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the European Medicines Agency and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including investigational new drug applications, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, or review and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received reduction in force notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. In November 2025, a Congressional Continuing Resolution ended the government shutdown, providing full-year funding for the FDA for FY 2026 through September 30, 2026, at approximately $7 billion with a slight increase in user fees for drug and device companies

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under PDUFA, it remains unclear how the administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. There have been several reports in which the FDA failed to meet a PDUFA goal date for approval of an NDA or BLA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

During the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

For example, the federal government shut down on October 1, 2025, and did not reopen for 43 days. With the shutdown, the FDA issued a public notice stating that agency operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. The FDA declared that, during the shutdown period, it did not have legal authority to accept user fees assessed for FY 2026 until an FY 2026 appropriation or Continuing Resolution for the FDA was enacted. As a result, the FDA was not able to accept any regulatory submissions for FY 2026 that required a fee payment and that was submitted during the lapse period. In addition, the FDA indicated that some of its regulatory science research, crucial for advancing product innovation, safety, and quality, would be curtailed during the lapse period.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs, NDAs, or BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

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

For example, on September 9, 2025, the President issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” The same day, the Make America Healthy Again Commission released a report declaring that the FDA, HHS, FTC and DOJ “will increase oversight and enforcement under current authorities for violations of direct-to-consumer (DTC) prescription drug advertising laws.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.” While we believe we maintain a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, given the administration’s enforcement position on these issues, we may be at increased risk that the FDA, DOJ and FTC will find our DTC and other digital campaigns, including social media activities, are not in compliance with fair balance requirements and anticipated rule changes at the FDA and possibly other agencies.

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

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the of the FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

Similar restrictions apply to the approval of our products in the European Union. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the European Union. and are also subject to the laws of the respective member states of the European Union, or EU Member States. The failure to comply with these and other requirements of the European Union can also lead to significant penalties and sanctions.

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

Our relationships with healthcare providers, physicians and third-party payors are currently and will continue to be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in other jurisdictions. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States and the UK Bribery Act 2010. Payments made to physicians in certain EU Member States must be publicly disclosed and often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Further, since enactment of the Patient Protection and Affordable Care Act, or PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act, Congress repealed the “individual mandate.” In addition, under the OBBBA, Congress discontinued certain premium subsidy payments for PPACA plan participants and modified certain other aspects of the PPACA. Litigation and legislation over the PPACA may continue, with unpredictable and uncertain results.

The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, with passage of the IRA in August 2022, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. With the passage of the One Big Beautiful Bill Act (OBBBA) in July 2025, Congress extended this exemption to include drugs and biologics with more than one orphan designation and more than one approved indication. In addition, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The IRA also capped Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025.

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

Changes in and uncertainty surrounding U.S. and international trade policies may adversely impact our business and operating results.

In the spring of 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump Administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs due to drug trafficking equaling 20% on imports from China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump Administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2025. Shortly before that expiration date, the United States and China reached a one-year agreement with an expiration of November 10, 2026, that includes the continued suspension of the heightened reciprocal tariffs on China and delayed enforcement of new U.S. export rules targeting affiliates of blacklisted firms.

Since the April reciprocal tariffs announcement, the European Union, Japan, South Korea, Switzerland and the United Kingdom, among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of a 10% tariff due to drug trafficking. Regarding Canada and Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. President Trump also announced a further 10% increase on non-USMCA goods from Canada, but it is unclear when such increase will take effect. The European Union, Japan, South Korea, Switzerland (and Liechtenstein), the United Kingdom and others have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. In addition, an agreement with Malaysia provides a zero percent tariff exemption for pharmaceutical products that are not patented in the U.S. and are used in pharmaceutical applications, and an agreement with Switzerland and Lichenstein caps tariffs on pharmaceuticals imported from those two countries at 15 percent. Finally, an agreement with Taiwan concluded on January 15, 2026, eliminates tariffs on generic pharmaceuticals and their active ingredients imported from Taiwan.

Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China.

Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, President Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, President Trump delayed the October 1st effective date of the tariffs on branded or patented pharmaceutical products announcing that the administration had now “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the Trump Administration.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Further, some of our collaborators and suppliers are located in China. Trade tensions and conflicts between the United States and China have been escalated in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions.

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

In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. Several states have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit draft proposals for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their Section 804 importation program (SIP) proposals. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.

On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by former President Biden. The legislation requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. When originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act signed into law on July 4, 2025 amended the applicable statute to broaden the orphan drug exclusion to include products with more than one orphan designation and more than one approved indication. These provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for 10 selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026.  On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations and on November 25, 2025, CMS released negotiated prices for such products that will go into effect beginning January 1, 2027.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part B and D whose price increases exceed inflation. The law also capped Medicare beneficiary out-of-pocket drug costs at $4,000 per year in 2024 and, $2,000 a year from 2025 onwards. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. This litigation is ongoing and the results, and potential impacts on our business, are uncertain. The current presidential administration has indicated that reducing prescription drug prices will be a focus, with CMS issuing a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater pricing transparency. Moreover, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of the Department of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 “most favored nation” executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most favored nation” pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement “most favored nation” pricing. Additionally, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products.

On December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation, or CMMI, proposed two five-year pilot programs to implement a “reference pricing” model for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed rules, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, with an initial list of 19 reference countries included in the proposed rule. Comments are due on the proposed pilot program rules on or before February 23, 2026, and the pilot programs are proposed to go into effect beginning October 1, 2026.

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

Reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations or disagreement by regulators with the assumptions or methodologies we have used could subject us to penalties and sanctions.

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

For example, CMS recently imposed new requirements for manufacturers that treat fees paid to channel partners as bona fide service fees, or BFSFs, that are excluded from the calculation of average sales price, or ASP. These new requirements include the submission of reasonable assumptions that must include, among other things, a description of the fair market value, or FMV, used to determine if a fee is paid at FMV. Manufacturers will also be required to obtain a certification from channel partners that any fee is not passed on to customers to be treated as a BFSF for all new contracts beginning January 1, 2026.

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

In order to market and sell our products and product candidates in the European Union and many other jurisdictions, including certain jurisdictions covered by our AffaMed collaboration, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements.  The approval procedure varies among countries and can involve additional testing.  The time required to obtain approval may differ substantially from that required to obtain FDA approval.  The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval.  In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be sold in that country.  Regulatory or pricing approval in foreign jurisdictions may require the provision of additional or long-term clinical data demonstrating different outcomes or efficacy measures than may be required for regulatory approval in the United States. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all.  Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.  However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in other countries.  We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the U.K.’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current U.K. requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the U.K. left the European Union prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.

At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the member states of the European Union and the European Economic Area, or EEA, for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. On December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. Key changes include updating regulatory data exclusivity to a new system with 8 years data exclusivity and reduced market exclusivity period to 1 year which can be extended if specific conditions are fulfilled, adding launch/supply obligations, incentivizing antibiotic innovation with transferable vouchers, and streamlining approval procedures in the European Union. If the legislation is finalized in line with the provisional political agreement, it will have a significant impact on the pharmaceutical industry.

Moreover, outside the United States, the prevalence of regimes making use of “reference pricing”, where a specific country or payor pegs pricing or reimbursement to pricing levels in another country, may necessitate a sequential or staggered approach or ordering to commercial launch in order to obtain optimal pricing and reimbursement coverage, which may delay launch in countries where a product is otherwise approved or approvable. Similarly, the risk of “most-favored-nation” or other “reference pricing” regimes in the United States, including through the GLOBE and GUARD programs, may result in the delay of launches in foreign jurisdictions or could otherwise affect whether products are marketed in foreign jurisdictions or whether pricing may be changed in such jurisdictions.

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

In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU Member States may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Similar laws and regulations have been approved, or are expected to be approved, in several jurisdictions beyond the European Union.

There are ongoing concerns about the ability of companies to transfer personal data from the European Union to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, or Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision has led to increased scrutiny on data transfers from the European Union to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Following the CJEU decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework , or DPF in December 2022, and has now adopted an adequacy decision to permit data transfers from the European Union to the United States going forward. This development permits data transfers at this point under this framework and more broadly has made international data transfers more straightforward, but these provisions are being challenged in court. The recent election in the United States and the new administration may also impact whether the DPF remains an adequate data transfer framework. The continuing uncertainty around this issue may further impact our business operations in the European Union.

On June 23, 2016, the electorate in the United Kingdom. voted in favor of leaving the European Union, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the United Kingdom and whether personal information can transfer from the European Union to the U.K. Following the withdrawal of the U.K. from the European Union, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR. The U.K. government has already determined that it considers all 27 EU Member States and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the European Union to the United Kingdom, although this decision may be re-evaluated in the future. The United Kingdom and the United States also have agreed on a framework for personal data to be transferred between the United Kingdom and the United States, called the U.K.-U.S. Data Bridge. The U.K.-U.S. Data Bridge may be challenged in the future. Continuing uncertainty about these data transfers, including the possibility of future changes, may impact our business operations.

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

In addition to potential enforcement by the HHS, we could also be potentially subject to privacy enforcement from the Federal Trade Commission, or the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data (including certain kinds of clinical data) outside of the United States to certain foreign countries. The DOJ recently finalized a rule implementing Executive Order 14117, which creates restrictions related to the transfer of sensitive United States data to countries such as China. The “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern” regulations establish a new regulatory regime that may have a significant impact in connection with the transfer of sensitive United States personal data to “countries of concern” (i.e., China (including Hong Kong and Macau), Cuba, Iran, North Korea, Russia, and Venezuela). This rule prohibits (1) United States data brokers from licensing or otherwise transferring a wide variety of sensitive United States persons data to China (among other locations) and (2) all United States persons from knowingly engaging in any “covered data transaction” with “countries of concern” or “covered persons” involving access to bulk human genomic, epigenomic, proteomic, or transcriptomic data, or with human biospecimens from which such data can be derived. The rule defines six categories of “sensitive personal data”: covered personal identifiers, precise geolocation data, biometric identifiers, human genomic data, personal health data, and personal financial data.

In addition, the Protecting Americans’ Data from Foreign Adversaries Act, or PADFA, which came into effect in 2025, prohibits data brokers from selling, licensing, transferring, disclosing, trading, or providing access to “personally identifiable sensitive data” of Americans to foreign adversaries, namely China, Russia, Iran, and North Korea, or entities controlled by a foreign adversary. Although the DOJ’s rule and the PADFA share a common purpose, the PADFA focuses more on categories of data rather than transactions. PADFA includes 16 categories of “sensitive data,” including biometric information, precise geolocation information, and genetic information. Collectively, the DOJ’s rule and PADFA, as well as other similar provisions that may be passed in the future, may create both operational challenges and legal risks for our business.

New laws also are being considered at the state level. For example, the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the CCPA does currently exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects, known as the Common Rule. The CCPA also has been amended through a recent referendum in California that creates additional obligations beginning in 2023. In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA. These laws are either in effect or will go into effect over the next few years. Like the CCPA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering legislation that will go into effect in 2026 and beyond. Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Despite the implementation of security measures, our internal information technology systems and those of third parties are vulnerable to damage from computer viruses, malware, computer hackers, malicious code, employee error, theft or misuse, denial-of-service attacks, sophisticated nation-state supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, our collaborators, contractors, consultants, vendors, and other third parties, or from cyberattacks by malicious third parties over the Internet or through other mechanisms, including emerging cybersecurity threats related to artificial intelligence agents and other tools involving artificial intelligence. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial of service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyberattacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent any future breaches.

While we have not experienced a material system failure, accident, cyberattack or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, clinical trials and business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from clinical trials could result in delays or termination of our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, as risks with respect to our information systems continue to evolve, we will incur additional costs to maintain the security of our information systems and comply with evolving laws and regulations pertaining to cybersecurity and related areas.

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

We have certain processes for identifying, assessing and managing cybersecurity risks, which are built into our overall risk management program and are designed to help protect our people, technology, products, information and operations from internal and external cyber threats and to protect the information of employees, customers, vendors, and other individuals, such as subjects enrolled in our clinical trials, from unauthorized access or attack, as well as secure our networks and systems. Our cybersecurity program is built upon, and we periodically assess our processes against, the National Institute of Standards and Technology, or NIST, Cybersecurity Framework (CSF) 2.0, or the NIST Framework. This does not imply that we meet any particular technical standards, specifications, or requirements of the NIST Framework, but rather only that we use these standards as a guide to help us mature our security posture in order to identify, assess, and manage cybersecurity risks relevant to our business. Our processes for identifying, assessing and managing cybersecurity risks include physical, procedural and technical safeguards, a cybersecurity incident response plan, regular tests on our systems, incident simulations and routine review of our policies and procedures to identify risks and improve our practices. We engage certain external parties, including information technology security firms, to assist us with the identification, verification, and validation of cybersecurity risks, and to support mitigation efforts if necessary. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

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

Our management team is responsible for day-to-day assessment and management of cybersecurity risks. On our management team, our Chief Financial Officer and Chief Operating Officer, or CFO and COO, leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees, customers, vendors and other individuals to address cybersecurity risks. Our CFO and COO has more than eleven years of experience managing information technology teams of operating companies in the biotechnology industry. Our CFO and COO has implemented and maintains a formal cybersecurity program which is led by our Director of IT Cybersecurity who has over fifteen years of offensive and defensive cybersecurity experience with departments of the U.S. government, international alliances and small to large biopharmaceutical companies. We collaborate with a third party that provides virtual Chief Information Security Officer, or Virtual CISO, services to further support our cybersecurity program. Collectively, the individuals involved in our cybersecurity team and the Virtual CISO have notable experience in managing information security, possess the education and skills to fulfill these duties, and attend periodic trainings as necessary. During our CFO and COO’s temporary medical leave of absence, our Director of IT Cybersecurity reports to our management team through our interim CFO, who has 10 years of experience implementing and managing enterprise resource planning, or ERP, systems and cybersecurity policies in the biotechnology industry.

In an effort to deter and detect cyber threats, we provide all employees, including part-time and temporary employees, with periodic security-awareness training, including training related to cybersecurity threats, which covers timely and relevant topics such as, but not limited to, threats from artificial intelligence, social engineering, phishing, password protection and mobile security, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

Item 2.	Properties

Our facilities consist of leased office space, laboratory space and manufacturing facilities. Effective January 1, 2026, we entered into a sublease for approximately 24,000 square feet of office space located at 14 Crosby Drive in Bedford, Massachusetts. The lease commenced on January 1, 2026 and will expire on March 30, 2031. We expect this location will become our company headquarters. A summary of our leased properties is as follows:

Location	Approximate Square Feet	Use	Lease Expiration
Bedford, MA	71,000	Manufacturing, laboratories, warehouse, office space	2027
Bedford, MA	24,000	Office space (future corporate headquarters)	2031
Bedford, MA	20,000	Manufacturing, warehouse, office space	2028

We hold options to extend the lease for approximately 71,000 square feet in Bedford, Massachusetts for a total of up to 10 additional years. We believe our current facilities are suitable and adequate to meet our current needs.

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

Holders

As of February 2, 2026, there were approximately 10 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing credit facility preclude us from paying cash dividends without the consent of our lenders.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2026 Annual Meeting of Stockholders and is incorporated by reference herein.

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2025 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Stock Performance Graph

The following graph and chart compares the cumulative annual stockholder return on our common stock over the period commencing December 31, 2020 and ending on December 31, 2025, to that of the total return for the NASDAQ Composite Index and the NASDAQ Biotechnology Index, assuming an investment of $100 on December 31, 2020. In calculating cumulative total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock and are not intended to forecast or be indicative of future performance of our common stock. The following graph and related information shall not be deemed “soliciting material” or be “filed” with the SEC, nor shall such information be incorporated by reference in any of our filings under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024	12/31/2025
Ocular Therapeutix	$100.00	33.67	13.57	21.55	41.26	58.65
Nasdaq Composite	$100.00	121.39	81.21	116.47	149.83	180.33
Nasdaq Biotechnology Index	$100.00	99.37	88.53	91.84	90.58	119.92

Item 6. [Reserved.]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Company

We are an integrated biopharmaceutical company committed to redefining the retina experience. AXPAXLI, also known as OTX-TKI), our investigational product candidate for retinal disease, is an axitinib intravitreal hydrogel based on our ELUTYX proprietary bioresorbable hydrogel-based formulation technology. AXPAXLI is currently being evaluated in a Phase 3 registrational program for wet age-related macular degeneration, or wet AMD, which we refer to as the SOL program. AXPAXLI is currently also being evaluated in a Phase 3 registrational program for diabetic retinal disease, including non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS program.

We also leverage the ELUTYX technology in our commercial product DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration, or FDA, for the treatment of ocular inflammation and pain following ophthalmic surgery in adults and pediatric patients and for the treatment of ocular itching associated with allergic conjunctivitis in adults and pediatric patients aged two years or older, and in our product candidate OTX-TIC, which is a travoprost intracameral hydrogel that has completed a Phase 2 clinical trial for the treatment of open-angle glaucoma, or OAG, or ocular hypertension, or OHT. We are currently evaluating next steps for the OTX-TIC program.

Key Business and Financial Developments

AXPAXLI for the treatment of wet AMD

Pending the receipt of favorable results from the SOL-1 trial and planned interactions with the FDA, we intend to submit a new drug application, or NDA, for AXPAXLI for the treatment of wet AMD based on Week 52 data from the SOL-1 trial, without necessarily waiting to receive additional clinical data from the SOL-1, SOL-R or other clinical trials. Because axitinib is FDA-approved for non-ophthalmic indications, we plan to submit an NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, which has the potential to shorten the review timeline for AXPAXLI by up to two months compared to the traditional review pathway for new molecular entities.

As of February 4, 2026, the SOL-1 trial continues to maintain an exceptional rate of subject retention and per protocol-defined treatment rescues. All subjects have completed their Week 52 visit and have been re-dosed according to their baseline treatment assignment. Oversight by an independent data and safety monitoring committee has not identified any safety signals in the SOL-1 trial to date.

As of February 4, 2026, the results of the SOL-1 trial remain masked. We expect to present Week 52 results for the SOL-1 trial at the 49th Macula Society Annual Meeting, taking place between February 25 – 28, 2026.

In November 2025, we announced that the SOL-R trial has achieved its randomization target of 555 subjects. We continued to allow randomization of previously enrolled subjects that were still in the loading phase when we achieved target randomization to maintain our commitment to both patients and investigators. We completed randomization of the SOL-R trial in December 2025 with 631 subjects randomized. We expect topline data from the SOL-R trial to be available in the first quarter of 2027, an acceleration from our previous guidance of the first half of 2027.

We plan to initiate, in the second quarter of 2026, a multi-center, open-label long-term safety extension clinical trial, which we refer to as the SOL-X trial, to evaluate subjects who have completed their two-year safety follow-up visits in either the SOL-1 or SOL-R trials for an additional three years.

AXPAXLI for the treatment of diabetic retinal disease

We have initiated our registrational program for AXPAXLI for the treatment of diabetic retinal disease with the HELIOS-3 superiority clinical trial for the treatment of NPDR in November 2025. We plan to refine our development and regulatory strategy for AXPAXLI for the treatment of diabetic retinal disease based on our planned engagements with the FDA regarding the regulatory pathway for AXPAXLI for the treatment of wet AMD.

OTX-TIC for OAG or OHT

In the third quarter of 2025, we completed a pilot repeat-dose sub-study in a subset of subjects from our Phase 2 clinical trial of OTX-TIC to evaluate the safety of a repeat, sustained release dose of OTX-TIC 26 µg. OTX-TIC 26 µg was generally well tolerated after both single and repeat dosing in patients with OAG or OHT. In addition, no new safety concerns were identified following repeat-dosing of OTX-TIC 26 µg in the small subset of subjects who participated in the sub-study. We are currently evaluating next steps for the OTX-TIC program.

2025 Offering

In October 2025, we completed an underwritten offering of 37,909,018 shares of our common stock for an offering price of $12.53 per share, or the 2025 Offering. We received net proceeds of approximately $445.6 million, after deducting underwriting discounts and commissions and other offering expenses, from the 2025 Offering.

Commercial

Our net product revenue is generated from the sale of DEXTENZA to specialty distributors, or SDs, for resale to certain ambulatory surgery centers, or ASCs, certain hospital outpatient departments, or HOPDs, and certain physicians’ offices, and from the direct sale by us to ASCs and physicians’ offices, or Direct Sales.

Our net product revenue was $51.8 million for the year ended December 31, 2025, reflecting a decrease of $11.6 million or 18.3% over the year ended December 31, 2024. We believe that the year-over-year decrease in net product revenue is primarily attributable to the Medicare reimbursement cap, the impact of rebates and discounts, and the impact of the inclusion of DEXTENZA into the cost performance category of the Centers for Medicare & Medicaid Services’ Merit-based Incentive Payment System, or MIPS, for 2025.

Demand for DEXTENZA is determined by In-Market Sales, defined as unit sales from the SDs to ASCs, HOPDs, and physicians’ offices, and unit sales made directly by us to ASCs and physicians’ offices. We recorded In-Market Sales of approximately 180,000 units for the year ended December 31, 2025, an increase of approximately 5,000 units compared to the year ended December 31, 2024. Differences between In-Market Sales figures and the number of units of DEXTENZA sold by us to SDs and through Direct Sales as included in net product revenue recognized in our consolidated financial statements are attributable to distributor stocking patterns. We believe that clinicians are adjusting to the impact of MIPS, and together with our increased sales efforts directed towards HOPDs, we expect DEXTENZA unit growth to continue.

Pursuant to 42 U.S.C. par. 1395 et seq., or the Medicare Statute, physician administered non-opioid pain medications have received separate payment in both the ASC and HOPD settings of care effective as of January 1, 2025. The Medicare Statute allows for continued separate payment of DEXTENZA in the ASC and HOPD settings in 2026.

The Medicare Statute limits the separate payment for physician administered non-opioid pain medications. In October 2025, the Centers for Medicare & Medicaid Services, or CMS, released the final Medicare Physician Fee Schedule, or MPFS, for the calendar year 2026, or the CY 2026 MPFS, which resulted in a marginal decrease in physician payments compared to 2025 to $27.53 in the ASCs and HOPDs and a marginal increase compared to 2025 to $38.94 in the physician’s office for unilateral insertion. The CY 2026 MPFS confirmed the inclusion of DEXTENZA in the cost performance category of MIPS for 2026.

Other Developments

The Trump administration has announced or imposed a series of tariffs on U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures. At this time, we do not anticipate the tariffs and changes in trade policies in place as of the filing of this Annual Report on Form 10-K will have a significant adverse effect on our business or operations.

Following recent changes more broadly within the FDA, and the federal government shutdown in 2025, we have not noticed any disruption in the cadence and nature of our dialogue with the FDA to date.

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

Interest Expense. Interest expense is incurred on our debt. In August 2023, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility, or the Barings Credit Facility, in the aggregate principal amount of $82.5 million. For the year ended December 31, 2025, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal). For the year ended December 31, 2024, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal) and our $37.5 million unsecured senior subordinated convertible notes, or the Convertible Notes ($37.5 million outstanding principal through March 28, 2024, no outstanding principal thereafter). For the year ended December 31, 2023, our interest-bearing debt included the Barings Credit Facility (from August 2, 2023), the Convertible Notes, and our obligations under a credit and security agreement with MidCap Financial Trust, as administrative agent, and other lenders that we entered into in 2014, or, as amended, the MidCap Credit Agreement, establishing a credit facility, or the MidCap Credit Facility ($25.0 million outstanding principal through August 2, 2023, no outstanding principal thereafter).

Change in Fair Value of Derivative Liabilities. In August 2023, in connection with entering into the Barings Credit Agreement, we identified an embedded derivative liability, or the Royalty Fee Derivative Liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. In 2019, in connection with the issuance of our Convertible Notes, we identified an embedded derivative liability, or the Conversion Option Derivative Liability, which we are required to measure at fair value at inception and then at the end of each reporting period until the embedded derivative is settled. The settlement of the Conversion Option Derivative Liability occurred on March 28, 2024. The changes in fair value of these derivative liabilities are recorded through the consolidated statements of operations and comprehensive loss and are presented under the caption “change in fair value of derivative liabilities”.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
				Increase (Decrease)
	2025	2024	2023	2025 - 2024	2024 - 2023
Revenue:
Product revenue, net	$51,823	$63,461	$57,870	$(11,638)	$5,591
Collaboration revenue	128	262	573	(134)	(311)
Total revenue, net	51,951	63,723	58,443	(11,772)	5,280
Costs and operating expenses:
Cost of product revenue	6,574	5,626	5,281	948	345
Research and development	197,096	127,635	61,055	69,461	66,580
Selling and marketing	53,922	41,590	40,549	12,332	1,041
General and administrative	64,376	60,653	33,940	3,723	26,713
Total costs and operating expenses	321,968	235,504	140,825	86,464	94,679
Loss from operations	(270,017)	(171,781)	(82,382)	(98,236)	(89,399)
Other income (expense):
Interest income	18,355	20,282	3,983	(1,927)	16,299
Interest expense	(11,835)	(13,577)	(11,338)	1,742	(2,239)
Change in fair value of derivative liabilities	(2,471)	(480)	(5,188)	(1,991)	4,708
Gains and (losses) on extinguishment of debt, net	—	(27,950)	14,190	27,950	(42,140)
Other gains (expenses)	29	—	(1)	29	1
Total other income (expense), net	4,078	(21,725)	1,646	25,803	(23,371)
Net loss	$(265,939)	$(193,506)	$(80,736)	$(72,433)	$(112,770)

Product Revenue, net

Our product revenue, net was $51.8 million and $63.5 million for the years ended December 31, 2025 and 2024, respectively, reflecting a decrease of $11.6 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total GTN Provisions for the years ended December 31, 2025 and 2024 were 51.6% and 38.5%, respectively, of gross DEXTENZA product sales. We are required to estimate the expected GTN Provisions when we sell DEXTENZA to SDs, ASCs and physicians’ offices and accrue for them at that time. We adjust the OID, a significant component of the GTN Provisions for DEXTENZA from time to time and typically on a quarterly basis as part of our overall pricing strategy. The actual OID amounts are generally determined at the time of resale by SDs or direct sales to ASCs or physicians’ offices by us. Effective January 1, 2026, we increased the OID. The total GTN Provisions for the year ended December 31, 2025 therefore include timing effects related to the increased OID, as the estimated GTN Provisions for units that we sold to SDs during 2025 under the pre-January 2026 OID and that were not sold as In-Market Sales during 2025 will be subject to the increased OID. We expect that GTN Provisions relative to gross DEXTENZA product sales will remain at this increased level, or might increase further, for 2026 and beyond.

Collaboration Revenue

Our collaboration revenue was $0.1 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. All of our collaboration revenue was attributable to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC, which we fully satisfied in 2025. We recognize collaboration revenue based on a cost-to-cost method. We do not expect to recognize additional collaboration revenue for 2026, as we do not expect that the additional performance obligations under our license agreement with AffaMed will be fully or partially satisfied in 2026.

Research and Development Expenses

	Year Ended
	December 31,			Increase (Decrease)
	2025	2024	2023	2025 - 2024	2024 - 2023

	(in thousands)
Direct research and development expenses by program:
AXPAXLI for wet AMD	$119,608	$57,507	$8,750	$62,101	$48,757
AXPAXLI for NPDR	4,804	2,301	2,868	2,503	(567)
OTX-TIC for OAG or OHT	535	2,331	3,600	(1,796)	(1,269)
DEXTENZA for post-surgical ocular inflammation and pain	3,023	2,115	2,224	908	(109)
OTX-DED for the short-term treatment of the signs and symptoms of dry eye disease	12	499	837	(487)	(338)
OTX-CSI for treatment of dry eye disease	3	—	161	3	(161)
DEXTENZA for ocular itching associated with allergic conjunctivitis	—	—	—	—	—
Preclinical programs	9	853	1,501	(844)	(648)
Unallocated expenses:
Personnel costs	52,644	37,818	27,068	14,826	10,750
All other costs	16,458	24,211	14,046	(7,753)	10,165
Total research and development expenses	$197,096	$127,635	$61,055	$69,461	$66,580

Research and development expenses were $197.1 million and $127.6 million for the years ended December 31, 2025 and 2024, respectively, reflecting an increase of $69.5 million year-over-year.

Within research and development expenses, direct expenses for clinical programs increased $63.2 million, unallocated expenses increased $7.1 million, and expenses for preclinical programs decreased $0.8 million.

For the year ended December 31, 2025, we incurred $128.0 million in direct research and development expenses for our products and product candidates compared to $65.6 million for the year ended December 31, 2024. The increase of $62.4 million is related to timing and conduct of our various clinical trials for our product candidates, including the progression of the SOL-1 trial, which was fully randomized by December 2024, the initiation of the SOL-R trial in June 2024 and its progression through 2025, the initiation of the HELIOS-3 trial in the fourth quarter of 2025, the completion of the HELIOS-1 trial in the first half of 2024, and development activities related to our preclinical programs.

We expect that direct research and development expenses for our products and product candidates will remain at this level or increase further for 2026 and beyond as we progress with the SOL-1, SOL-R and HELIOS-3 trials; initiate the planned SOL-X trial in the second quarter of 2026 and, if needed, the HELIOS-2 trial; and scale-up registration-enabling manufacturing activities for AXPAXLI. We expect that personnel costs will continue to increase for 2026 and beyond as we plan to hire additional personnel to support our planned clinical trials and manufacturing scale-up.

Selling and Marketing Expenses

	Year Ended
	December 31,			Increase (Decrease)
	2025	2024	2023	2025 - 2024	2024 - 2023

	(in thousands)
Personnel-related (including stock-based compensation)	$33,448	$27,576	$27,434	$5,872	$142
Professional fees	14,326	8,899	8,287	5,427	612
Facility-related and other	6,148	5,115	4,828	1,033	287
Total selling and marketing expenses	$53,922	$41,590	$40,549	$12,332	$1,041

Selling and marketing expenses were $53.9 million and $41.6 million for the years ended December 31, 2025 and 2024, respectively, reflecting an increase of $12.3 million year-over-year.

The increase was primarily due to an increase in personnel costs, including stock-based compensation of $5.9 million, primarily related to the expansion of our commercial team for AXPAXLI, an increase in $5.4 million in professional fees, including costs related to corporate branding and pre-commercial activities for AXPAXLI, and an increase in other costs of $1.0 million.

We expect our selling and marketing expenses to increase for 2026 and beyond as we invest in marketing-related activities in connection with the potential commercial launch of AXPAXLI, ongoing corporate branding, and as we continue to support the commercialization of DEXTENZA.

General and Administrative Expenses

	Year Ended
	December 31,			Increase (Decrease)
	2025	2024	2023	2025 - 2024	2024 - 2023

	(in thousands)
Personnel-related (including stock-based compensation)	$43,294	$40,273	$21,356	$3,021	$18,917
Professional fees	14,147	15,568	10,821	(1,421)	4,747
Facility-related and other	6,935	4,812	1,763	2,123	3,049
Total general and administrative expenses	$64,376	$60,653	$33,940	$3,723	$26,713

General and administrative expenses were $64.4 million and $60.7 million for the years ended December 31, 2025 and 2024, respectively, reflecting an increase of $3.7 million year-over-year.

The increase was primarily due to an increase of $3.0 million in personnel-related costs including stock-based compensation, and an increase of $2.1 million in facility-related and other costs, including IT, partially offset by a decrease in professional fees of $1.4 million. Personnel-related costs, including stock-based compensation, for the year ended December 31, 2025 include $1.5 million related to acceleration of stock-based compensation for former executives who departed during the years ended December 31, 2025 and 2024.

In the year ended December 31, 2024, we executed and completed a strategic reduction in force as part of an initiative to prioritize our resources on the clinical development of AXPAXLI for wet AMD, or the Strategic Restructuring Personnel-related costs, including stock-based compensation, for the year ended December 31, 2024 include $1.6 million related to wages, severance, and other benefits under the Strategic Restructuring, and $9.3 million related to accrued severance and acceleration of stock-based compensation for certain former members of our senior leadership team who departed during the year ended December 31, 2024 separate from the Strategic Restructuring, including our former Chief Executive Officer, our former Chief Business Officer, and our former Chief Medical Officer.

We anticipate that our general and administrative expenses will increase for 2026 and beyond, as we continue to further strengthen certain functions and processes that support our clinical trials of AXPAXLI, including the SOL-1 trial, the SOL-R trial, the HELIOS-3 trial, and the planned SOL-X trial, manufacturing scale-up and potential commercial launch initiatives for AXPAXLI.

Other Income (Expense), Net

Interest Income. Interest income was $18.4 million and $20.3 million for the years ended December 31, 2025 and 2024, respectively, reflecting a decrease of $1.9 million year-over-year. The decrease is attributable primarily to a lower average balance of interest-generating cash and cash equivalents.

Interest Expense. Interest expense was $11.8 million and $13.6 million for the years ended December 31, 2025 and 2024, respectively, reflecting a decrease of $1.7 million year-over-year. The decrease is primarily due to lower average balances of debt outstanding as a result of the conversion of the Convertible Notes of $37.5 million in March 2024.

Change in Fair Value of Derivative Liabilities. We recognized a net loss from the change in fair values of our derivative liabilities of $2.5 million for the year ended December 31, 2025, compared to a net loss of $0.5 million for the year ended December 31, 2024. The net loss for the year ended December 31, 2025 was comprised of a loss of $0.7 million from the change in the fair value of the Royalty Fee Derivative Liability, and an expense of $1.8 million related to royalty fees under the Barings Credit Agreement that we paid or accrued. The net loss for the year ended December 31, 2024 comprises of a gain of $2.6 million from the change in the fair value of the Conversion Option Derivative

Liability, a loss of $0.9 million from the change in the fair value of the Royalty Fee Derivative Liability, and an expense of $2.2 million related to royalty fees under the Barings Credit Agreement that we paid or accrued.

Gains and Losses on Extinguishment of Debt, Net. We recognized a non-cash loss on extinguishment of debt of $28.0 million for the year ended December 31, 2024, resulting from the conversion of the Convertible Notes in March 2024.

Comparison of the Years Ended December 31, 2024 and 2023

A discussion of changes in our results of operations during the year ended December 31, 2024 compared to the year ended December 31, 2023 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025, which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our preferred stock, public offerings and private placements of our common stock and pre-funded warrants to purchase our common stock, borrowings under credit facilities, the private placements of our convertible notes, and sales of our products.

As of December 31, 2025, we had cash and cash equivalents of $737.1 million, and outstanding notes payable with a principal amount of $82.5 million par value under the Barings Credit Facility.

In October 2025, we completed the sale of 37,909,018 shares of our common stock pursuant to the 2025 Offering, resulting in net proceeds to us of $445.6 million after deducting underwriting discounts and commissions and estimated other offering expenses.

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

Funding Requirements

We have a history of incurring significant operating losses. Our net losses were $265.9 million, $193.5 million, and $80.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1,157.0 million.

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development, specifically the SOL-1, SOL-R and HELIOS-3 trials, as we initiate new clinical trials, specifically the planned SOL-X trial and, if needed, the HELIOS-2 trial, and as we support the commercialization of DEXTENZA and the potential commercialization of our product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue our ongoing registrational programs, including the SOL registrational program of AXPAXLI for the treatment of wet AMD, and the HELIOS registrational program of AXPAXLI for the treatment of diabetic retinal disease, including NPDR;
●	initiate our planned SOL-X trial, our long-term extension study of AXPAXLI for the treatment of wet AMD;
●	initiate any additional clinical trials we might determine in the future to conduct for our product candidates;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	scale up our sales, marketing and distribution capabilities to prepare for commercialization of any product candidates for which we intend to obtain marketing approval;
●	continue to monitor subjects according to the applicable clinical trial protocols, or prepare submission documentation such as clinical study reports, for our clinical trials that have been completed;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development;
●	continue to commercialize DEXTENZA in the United States;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, quality assurance, financial, administrative and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings, if any;
●	make investments to improve our defenses against cybersecurity threats and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

The amount and timing of these expenses determines our future capital requirements.

Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of December 31, 2025 will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2028. Although we believe our current and available cash resources are sufficient to get through potential approval of AXPAXLI for the treatment of wet AMD by the FDA, additional funding will likely be required to support the commercialization of AXPAXLI, if approved. These estimates are subject to various assumptions, including assumptions as to the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, the timing of commencement of dosing and enrollment of our clinical trials, the progress of our manufacturing validation and scale-up and other aspects of our business. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the progress, costs and outcomes of our ongoing SOL and HELIOS registrational programs of AXPAXLI for the treatment of wet AMD and for the treatment of diabetic retinal disease, including NPDR, respectively;
●	the timing, scope, progress, costs and outcome of our planned SOL-X trial, our long-term extension study of AXPAXLI for the treatment of wet AMD;
●	the costs, timing and outcome of regulatory review of AXPAXLI or our other product candidates by the FDA, the European Medicines Agency, or EMA, or other regulatory authorities;
●	the scope, progress, costs and outcome of preclinical development and any additional clinical trials we might determine in the future to conduct for our other product candidates, including OTX-TIC for the reduction of intraocular pressure, or IOP, in patients with primary open-angle glaucoma, or OAG, or ocular hypertension, or OHT;
●	the costs of developing, validating and scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we may obtain marketing approval, including AXPAXLI, and of expanding our facilities to accommodate this scale up and any corresponding growth in personnel;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any of our product candidates for which we obtain or may obtain marketing approval in the future, such as AXPAXLI, including costs related to preparing for and implementing the potential marketing of AXPAXLI outside the United States;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future and the level of third-party reimbursement of such products;
●	cost increases due to inflation;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements, and marketing and distribution arrangements.  We do not have any committed external source of funds, although our license agreement with AffaMed provides for AffaMed’s reimbursement of certain clinical expenses incurred by us in connection with our collaboration and for our potential receipt of development and sales milestone payments and royalty payments. To the extent that we raise additional capital through the sale of equity, preferred equity or convertible debt securities, our securityholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing securityholders’ rights as holders or beneficial owners of our common stock. Debt financing, such as our existing Barings Credit Facility, and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  Our pledge of our assets as collateral to secure our obligations under the Barings Credit Facility pursuant to which we have a total borrowing capacity of $82.5 million, which has been fully drawn down, may limit our ability to obtain additional debt or other financing.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,

	2025	2024	2023
Cash used in operating activities	$(204,883)	$(134,677)	$(70,234)
Cash used in investing activities	(11,880)	(1,288)	(6,087)
Cash provided by financing activities	561,721	332,110	169,828
Net increase in cash and cash equivalents	$344,958	$196,145	$93,507

Operating activities. Net cash used in operating activities was $204.9 million for the year ended December 31, 2025, primarily resulting from our net loss of $265.9 million, partially offset by non-cash adjustments of $53.3 million and net favorable changes in operating assets and liabilities of $7.7 million. Our net loss was primarily attributed to operating expenses of $322.0 million, which we incurred primarily for research and development activities, selling and marketing activities, and general and administrative activities, and non-operating expenses, net, of $4.1 million, partially offset by $51.9 million of revenue. Non-cash adjustments primarily include stock-based compensation expense of $43.2 million, depreciation and amortization expense of $4.3 million, non-cash interest expense of $3.4 million, and a net non-cash loss related to changes in the fair value of our derivative liabilities of $2.5 million. Net cash provided by net favorable changes in our operating assets and liabilities during the year ended December 31, 2025 consisted primarily of increases of accrued expenses and other liabilities of $5.2 million, resulting primarily from employee compensation-related accruals as well as accruals related to our clinical development, decreases of prepaid expenses and other current assets of $2.6 million, and decreases of accounts receivable of $1.7 million, resulting from decreased net sales of DEXTENZA, partially offset by decreases of accounts payable of $0.9 million and other changes, net, of $1.0 million.

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

Investing activities. Net cash used in investing activities was $11.9 million for the year ended December 31, 2025, consisting of $11.4 million in cash used to purchase property and equipment and to make leasehold improvements for the scale-up of AXPAXLI manufacturing, and $0.6 million in cash used to purchase other items of property and equipment to support ongoing operations, partially offset by $0.1 million cash received from the sale of obsolete items of property and equipment. Net cash used in investing activities was $1.3 million for the year ended December 31, 2024, consisting of cash used to purchase property and equipment and leasehold improvements. Net cash used in investing activities was $6.1 million for the year ended December 31, 2023, consisting of cash used to purchase property and equipment and leasehold improvements.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2025 was $561.7 million and consisted of total net proceeds from the 2025 Offering of $445.6 million, total net proceeds from the issuance of common stock under the 2021 Sales Agreement of $94.0 million, proceeds from the exercise of stock options of $20.5 million, and proceeds from issuing shares under our ESPP, of $1.6 million.

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

Net cash provided by financing activities for the year ended December 31, 2023 was $169.8 million and consisted of proceeds from the issuance of common stock in public offerings of $117.3 million, gross proceeds received from drawings under the Barings Credit Facility of $82.5 million, proceeds from the issuance of common stock pursuant to our employee stock purchase plan of $0.9 million and proceeds from the exercise of stock options of $0.6 million, partially offset by repayment of the MidCap Credit Facility of $26.1 million and payments of debt refinancing costs of $5.2 million.

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$6,250	$3,235	3,015	—	—
Barings Credit Agreement	82,474	—	—	82,474	—
Total	$88,724	$3,235	$3,015	$82,474	$—

The table above includes our enforceable and legally binding obligations and future commitments at December 31, 2025, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at December 31, 2025. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

We enter into contracts in the normal course of business to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts which are not included in contractual obligations and commitments.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts that expire in July 2027 and July 2028, and leases of equipment that expire between 2026 and 2028. In January 2026, we entered into a sublease for additional office space in Bedford, Massachusetts that expires in March 2031. Operating lease commitments from this new lease are not included in the table above.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2025, we had cash and cash equivalents of $737.1 million, which includes cash in operating bank accounts, and investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest-rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

As of December 31, 2025, we had a secured term loan facility with a principal amount of $82.5 million under a credit and security agreement with Barings Finance LLC and the lenders party thereto, or the Barings Credit Agreement. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of December 31, 2025, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

We account for the obligation to pay royalty fees embedded in the Barings Credit Agreement as a separate financial instrument, measured at fair value, using a Monte Carlo simulation, which we refer to as the Royalty Fee Derivative Liability. As of December 31, 2025, the Royalty Fee Derivative Liability was valued at $13.9 million. As of December 31, 2025, a 10% increase or decrease of the interest rate used in the valuation model would not have a material effect on the fair value of the Royalty Fee Derivative Liability. Changes of the fair value of the Royalty Fee Derivative Liability have no impact on anticipated cash outflows.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-37 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our principal executive officer and our principal financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Amendment of 2019 Inducement Stock Incentive Plan

On February 4, 2026, our board of directors amended the 2019 Inducement Stock Incentive Plan, as amended, to increase the aggregate number of shares issuable thereunder from 6,054,000 to 7,028,000 shares of common stock.

10b5-1 Plan Disclosures

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

During the fourth quarter of 2025, none of our directors and officers adopted or terminated a trading arrangement for the sale or purchase of our securities that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Delinquent Section 16(a) Reports

The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders, if applicable, and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Merilee Raines qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the Nasdaq Global Market.

Insider Trading Policies and Procedures

The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-36554	11/4/2025	3.1

3.2	Amended and Restated By-laws of the Registrant	8-K	001-36554	7/30/2014	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-196932	7/11/2014	4.1

4.2	Registration Rights Agreement, dated as of February 21, 2024, by and among the Registrant and the other parties thereto	8-K	001-36554	2/22/2024	10.2

4.3	Form of Pre-Funded Warrant	8-K	001-36554	2/22/2024	4.1

4.4	Description of Securities Registered under Section 12 of the Exchange Act					X

10.1+	2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.4

10.2+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.5

10.3+	Form of Non-statutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.6

10.4+	Form of Restricted Stock Agreement under 2014 Stock Incentive Plan	S-1/A	333-196932	7/11/2014	10.7

10.5+	2019 Inducement Stock Incentive Plan	10-Q	001-36554	11/12/2019	10.1

10.6+	Amendment to 2019 Inducement Stock Incentive Plan	10-K	001-36554	3/11/2021	10.9

10.7+	Amendment No. 2 to 2019 Inducement Stock Incentive Plan	8-K	001-36554	2/22/2024	10.5

10.8+	Amendment No. 3 to 2019 Inducement Stock Incentive Plan	8-K	001-36554	4/18/2024	99.1

10.9+	Amendment No. 4 to 2019 Inducement Stock Incentive Plan	8-K	001-36554	10/9/2024	99.1

10.10+	Form of Non-statutory Stock Option Agreement under 2019 Inducement Stock Incentive Plan	10-Q	001-36554	11/12/2019	10.2

10.11+	Form of Restricted Stock Unit Agreement under 2019 Inducement Stock Incentive Plan	10-K	001-36554	3/11/2024	10.12

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.12†	Amended and Restated License Agreement, dated January 27, 2012, between the Registrant and Incept LLC	10-Q	001-36554	5/7/2024	10.7

10.13	Lease Agreement dated September 2, 2009, by and between the Registrant and RAR2-Crosby Corporate Center QRS, Inc., as amended.	S-1	333-196932	6/20/2014	10.9

10.14+	Amended and Restated 2014 Employee Stock Purchase Plan	10-Q	001-36554	8/5/2025	10.2

10.15	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-196932	6/20/2014	10.12

10.16	Lease Agreement dated June 17, 2016 between the WS NF 15 Crosby Drive, LLC and the Registrant	10-Q	001-36554	8/9/2016	10.1

10.17	Open Market Sale Agreement, dated as of August 9, 2021, by and between the Registrant and Jefferies LLC	8-K	001-36554	8/9/2021	1.1

10.18+	Separation Agreement by and between the Registrant and Antony C. Mattessich, dated May 1, 2024	10-Q	001-36554	8/7/2024	10.3

10.19+	Non-Statutory Stock Option Agreement, by and between the Registrant and Antony C. Mattessich dated as of June 20, 2017	8-K	001-36554	6/22/2017	10.3

10.20+	Employment Agreement, by and between the Registrant and Donald Notman, dated as of September 25, 2017	8-K	001-36554	9/25/2017	10.1

10.21	Second Amendment to Lease, by and between the Registrant and CCC Investors LLC, dated October 10, 2017	8-K	001-36554	10/16/2017	10.1

10.22	Third Amendment to Lease, by and between the Registrant and Cobalt PropCo 2020 LLC, dated June 30, 2023	8-K	001-36554	7/7/2023	10.1

10.23†	Second Amended and Restated License Agreement, dated September 13, 2018, by and between the Registrant and Incept LLC	8-K	001-36554	9/19/2018	10.1

10.24	Securities Purchase Agreement, dated February 21, 2024, by and among the Registrant and the other parties thereto	8-K	001-36554	2/22/2024	10.1

10.25*	License Agreement, by and between the Registrant and AffaMed Therapeutics Limited, dated as of October 29, 2020	10-Q	001-36554	11/5/2020	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.26*	Supplement to License Agreement, by and between the Registrant and AffaMed Therapeutics Limited, dated as of January 18, 2021	10-K	001-36554	3/11/2021	10.36

10.27	Credit and Security Agreement, dated August 2, 2023, by and among Barings Finance LLC, as administrative agent, the Registrant, and the Lenders listed therein	10-Q	001-36554	11/7/2023	10.1

10.28+	2021 Stock Incentive Plan, as amended	10-Q	001-36554	8/5/2025	10.1

10.29+	Form of Option Grant Agreement under 2021 Stock Incentive Plan	10-K	001-36554	2/28/2022	10.39

10.30+	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan	10-K	001-36554	3/11/2024	10.37

10.31	Amendment No. 1 to License Agreement, by and between the Registrant and AffaMed Therapeutics (HK) Limited, dated as of October 28, 2021	10-K	001-36554	2/28/2022	10.41

10.32+	Employment Agreement, by and between the Registrant and Dr. Pravin U. Dugel, dated as of February 21, 2024	8-K	001-36554	2/22/2024	10.3

10.33+	Employment Agreement, by and between the Registrant and Dr. Sanjay Nayak, dated as of February 21, 2024	10-K	001-36554	3/11/2024	10.42

10.34+	Employment Agreement by and between the Registrant and Nadia Waheed, dated April 15, 2024	10-Q	001-36554	8/7/2024	10.5

10.35+	Letter Agreement by and between the Registrant and Nadia Waheed, dated April 22, 2024	10-Q	001-36554	8/7/2024	10.6

10.36+	Employment Agreement by and between the Registrant and Dr. Jeffrey Heier, dated as of February 21, 2024	10-Q	001-36554	11/14/2024	10.1

10.37+	Amendment No. 1 to the Employment Agreement by and between the Registrant and Dr. Jeffrey Heier, dated as of March 1, 2025	10-K	001-36554	3/3/2025	10.49

10.38+	Employment Agreement by and between the Registrant and Dr. Peter Kaiser, dated as of February 21, 2024	10-Q	001-36554	11/14/2024	10.2

10.39+	Amendment No. 1 to the Employment Agreement by and between the Registrant and Dr. Peter Kaiser, dated as of March 28, 2024	10-Q	001-36554	11/14/2024	10.3

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.40+	Amendment No. 2 to the Employment Agreement by and between the Registrant and Dr. Peter Kaiser, dated as of March 1, 2025	10-K	001-36554	3/3/2025	10.52

10.41+	Employment Agreement by and between the Registrant and Todd Anderman, dated as of October 4, 2024	10-Q	001-36554	11/14/2024	10.4

10.42+	Employment Agreement, by and between the Registrant and Steve Meyers, dated January 27, 2023	10-Q	001-36554	8/5/2025	10.3

10.43+	First Amendment to Employment Agreement, by and between the Registrant and Steve Meyers, dated August 3, 2023	10-Q	001-36554	8/5/2025	10.4

10.44+	Employment Agreement, by and between the Registrant and Namrata Saroj, dated November 3, 2024	10-Q	001-36554	8/5/2025	10.5

10.45+	Restricted Stock Unit Agreement by and between the Registrant and Dr. Pravin U. Dugel, dated as of February 11, 2025	10-Q	001-36554	5/5/2025	10.3

10.46+	Performance Stock Unit Agreement by and between the Registrant and Dr. Pravin U. Dugel, dated as of February 11, 2025	10-Q	001-36554	5/5/2025	10.4

10.47+	Performance Stock Option Agreement by and between the Registrant and Dr. Pravin U. Dugel, dated as of February 11, 2025	10-Q	001-36554	5/5/2025	10.5

19.1	Insider Trading Policies and Procedures					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Ocular Therapeutix, Inc. Compensation Recovery Policy	10-K	001-36554	3/11/2024	97.1

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101					X
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2026

OCULAR THERAPEUTIX, INC.

By:	/s/ Jason Robins
Jason Robins
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pravin Dugel	Executive Chairman of the Board of Directors, President, Chief Executive Officer
Pravin Dugel	(Principal Executive Officer)	February 5, 2026

/s/ Jason Robins	Interim Chief Financial Officer	February 5, 2026
Jason Robins	(Principal Financial and Accounting Officer)

/s/ Adrienne Graves, Ph.D.	Director	February 5, 2026
Adrienne Graves, Ph.D.

/s/ Seung Suh Hong, Ph.D.	Director	February 5, 2026
Seung Suh Hong, Ph.D.

/s/ Richard L. Lindstrom, M.D.	Director	February 5, 2026
Richard L. Lindstrom, M.D.

/s/ Merilee Raines	Director	February 5, 2026
Merilee Raines

/s/ Charles Warden	Director	February 5, 2026
Charles Warden

/s/ Leslie Williams	Director	February 5, 2026
Leslie Williams

OCULAR THERAPEUTIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ocular Therapeutix, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ocular Therapeutix, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - DEXTENZA

As described in Note 2 to the consolidated financial statements, the Company sells DEXTENZA in the United States primarily to a limited number of specialty distributors (SDs) under individually negotiated distribution agreements. These customers then subsequently resell DEXTENZA to ambulatory surgery centers, hospital outpatient departments and physicians’ offices. The Company recognizes revenue on product sales when the customer obtains control of the Company's product, which occurs at a point in time (upon delivery to the customer). Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances. As disclosed by management, the delivery of DEXTENZA to customers constitutes a single performance obligation. For the year ended December 31, 2025, the Company recognized $51.8 million of product revenue, net, relating to the sale of DEXTENZA. The principal consideration for our determination that performing procedures relating to revenue recognition for DEXTENZA is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognition for DEXTENZA. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

These procedures included testing the effectiveness of controls relating to the revenue recognition process for DEXTENZA, including controls over the recording of revenue for DEXTENZA at the transaction price when the customer obtains control. These procedures also included, among others, (i) evaluating management’s revenue recognition policy; (ii) testing the, on a sample basis, completeness, accuracy, and occurrence of amounts invoiced for DEXTENZA by obtaining and inspecting source documents, such as purchase orders, invoices, proof of delivery, and subsequent cash receipts; (iii) testing, on a sample basis, the accuracy of variable consideration applied related to the sale of DEXTENZA by obtaining and inspecting source documents, such as contracts, units sold, rebate payments made and other related documentation; and (iv) confirming, on a sample basis, the accuracy and existence of outstanding accounts receivable balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as, purchase orders, invoices, proof of delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 5, 2026

We have served as the Company’s auditor since 2008.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$737,060	$392,102
Accounts receivable, net	30,650	32,388
Inventory	3,564	3,040
Prepaid expenses and other current assets	10,855	13,457
Total current assets	782,129	440,987
Property and equipment, net	19,676	9,389
Restricted cash	1,614	1,614
Operating lease assets	4,638	5,945
Total assets	$808,057	$457,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,154	$4,176
Accrued expenses and other current liabilities	43,835	35,117
Deferred revenue	—	128
Operating lease liabilities	2,817	1,933
Total current liabilities	50,806	41,354
Other liabilities:
Operating lease liabilities, net of current portion	2,815	5,345
Derivative liability	13,903	13,246
Deferred revenue, net of current portion	14,000	14,000
Notes payable, net	71,336	68,505
Other non-current liabilities	887	141
Total liabilities	153,747	142,591
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 and 400,000,000 shares authorized and 215,927,600 and 157,749,490 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	22	16
Additional paid-in capital	1,811,311	1,206,412
Accumulated deficit	(1,157,023)	(891,084)
Total stockholders’ equity	654,310	315,344
Total liabilities and stockholders’ equity	$808,057	$457,935

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,

	2025	2024	2023
Revenue:
Product revenue, net	$51,823	$63,461	$57,870
Collaboration revenue	128	262	573
Total revenue, net	51,951	63,723	58,443
Costs and operating expenses:
Cost of product revenue	6,574	5,626	5,281
Research and development	197,096	127,635	61,055
Selling and marketing	53,922	41,590	40,549
General and administrative	64,376	60,653	33,940
Total costs and operating expenses	321,968	235,504	140,825
Loss from operations	(270,017)	(171,781)	(82,382)
Other income (expense):
Interest income	18,355	20,282	3,983
Interest expense	(11,835)	(13,577)	(11,338)
Change in fair value of derivative liabilities	(2,471)	(480)	(5,188)
Gains and (losses) on extinguishment of debt, net	—	(27,950)	14,190
Other gains (expenses)	29	—	(1)
Total other income (expense), net	4,078	(21,725)	1,646
Net loss	$(265,939)	$(193,506)	$(80,736)
Net loss per share, basic	$(1.42)	$(1.22)	$(1.01)
Weighted average common shares outstanding, basic	187,241,483	158,265,162	79,827,362
Net loss per share, diluted	$(1.42)	$(1.22)	$(1.02)
Weighted average common shares outstanding, diluted	187,241,483	158,265,162	85,596,594

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2022	77,201,819	$8	$652,213	$(616,842)	$35,379
Issuance of common stock upon exercise of stock options	141,952	—	551	—	551
Issuance of common stock in connection with employee stock purchase plan	290,691	—	851	—	851
Issuance of common stock upon public offering, net of issuance costs	36,934,926	4	117,257	—	117,261
Issuance of common stock upon vesting of restricted stock units	393,805	—	—	—	—
Stock-based compensation expense	—	—	17,825	—	17,825
Net Loss	—	—	—	(80,736)	(80,736)
Balance at December 31, 2023	114,963,193	$12	$788,697	$(697,578)	$91,131
Issuance of common stock upon exercise of stock options	3,112,976	—	14,741	—	14,741
Issuance of common stock in connection with employee stock purchase plan	213,131	—	1,016	—	1,016
Issuance of common stock and pre-funded warrants upon private placement	32,413,560	3	316,350	—	316,353
Issuance of common stock upon exercise of conversion option	5,769,232	1	52,499	—	52,500
Issuance of common stock upon vesting of restricted stock units	1,277,398	—	—	—	—
Stock-based compensation expense	—	—	33,109	—	33,109
Net Loss	—	—	—	(193,506)	(193,506)
Balance at December 31, 2024	157,749,490	$16	$1,206,412	$(891,084)	$315,344
Issuance of common stock upon exercise of stock options	3,721,747	1	20,543	—	20,544
Issuance of common stock in connection with employee stock purchase plan	209,677	—	1,592	—	1,592
Issuance of common stock upon vesting of restricted stock units	1,551,706	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	3,237,598	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs	49,457,382	5	539,580	—	539,585
Stock-based compensation expense	—	—	43,184	—	43,184
Net loss	—	—	—	(265,939)	(265,939)
Balance at December 31, 2025	215,927,600	$22	$1,811,311	$(1,157,023)	$654,310

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2025	2024	2023
Cash flows from operating activities:
Net loss	$(265,939)	(193,506)	$(80,736)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	43,184	33,109	17,825
Non-cash interest expense	3,397	3,734	6,106
Change in fair value of derivative liabilities	2,471	480	5,188
Depreciation and amortization expense	4,323	3,786	2,983
Gains and losses on disposal of items of property and equipment	(29)	—	1
Gains and losses on extinguishment of debt, net	—	27,950	(14,190)
Changes in operating assets and liabilities:
Accounts receivable, net	1,738	(6,209)	(4,854)
Prepaid expenses and other current assets	2,602	(5,663)	(3,766)
Inventory	(524)	(735)	(331)
Accounts payable	(887)	(318)	583
Operating lease assets	1,307	505	1,570
Accrued expenses	5,248	3,638	773
Deferred revenue	(128)	(262)	427
Operating lease liabilities	(1,646)	(1,186)	(1,813)
Net cash used in operating activities	(204,883)	(134,677)	(70,234)
Cash flows from investing activities:
Purchases of property and equipment	(12,010)	(1,288)	(6,087)
Proceeds from sales of property and equipment	130	—	—
Net cash used in investing activities	(11,880)	(1,288)	(6,087)
Cash flows from financing activities:
Proceeds from issuance of short-term bridge loan	—	—	2,000
Proceeds from issuance of Barings Notes Payable	—	—	82,474
Proceeds from exercise of stock options	20,544	14,741	551
Proceeds from issuance of common stock pursuant to employee stock purchase plan	1,592	1,016	851
Payments of debt refinancing costs	—	—	(5,184)
Proceeds from issuance of common stock upon public offering, net of issuance costs	539,585	—	117,261
Repayment of MidCap notes payable	—	—	(26,125)
Repayment from issuance of short-term bridge loan	—	—	(2,000)
Proceeds from issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	—	316,353	—
Net cash provided by financing activities	561,721	332,110	169,828
Net increase in cash, cash equivalents and restricted cash	344,958	196,145	93,507
Cash, cash equivalents and restricted cash at beginning of period	393,716	197,571	104,064
Cash, cash equivalents and restricted cash at end of period	$738,674	$393,716	$197,571
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,029	$21,533	$5,464
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses	$1,174	$121	$16

The accompanying notes are an integral part of these consolidated financial statements.

OCULAR THERAPEUTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is an integrated biopharmaceutical company committed to redefining the retina experience. AXPAXLI (also known as OTX-TKI), the Company’s investigational product candidate for retinal disease, is an axitinib intravitreal hydrogel based on its ELUTYX proprietary bioresorbable hydrogel-based formulation technology. AXPAXLI is currently being evaluated in a Phase 3 registrational program for wet age-related macular degeneration (“wet AMD”) and a Phase 3 registrational program for diabetic retinal disease, including non-proliferative diabetic retinopathy (“NPDR”).

The Company also leverages the ELUTYX technology in its commercial product DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of ocular inflammation and pain following ophthalmic surgery in adults and pediatric patients and for the treatment of ocular itching associated with allergic conjunctivitis in adults and pediatric patients aged two years or older, and in its investigational product candidate OTX-TIC, which is a travoprost intracameral hydrogel for which the Company completed a Phase 2 clinical trial for the treatment of open-angle glaucoma (“OAG”) or ocular hypertension (“OHT”). The Company is currently evaluating next steps for the OTX-TIC program.

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

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of December 31, 2025, the Company had an accumulated deficit of $1,157,023. Based on its current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses and capital expenditures, the Company believes that its existing cash and cash equivalents of $737,060 as of December 31, 2025 will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these consolidated financial statements while the Company observes a minimum liquidity covenant of $20,000 in its credit facility (Note 9).

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

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

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

The Company has adopted Accounting Standards Update (“ASU”) No. 2023-09 Income Taxes - Improvements to Income Tax Disclosures (“ASU 2023-09”) in these Consolidated Financial Statements prospectively by providing the disclosures required by ASU 2023-09 for the year ended December 31, 2025 and continuing to provide the pre-ASU 2023-09 disclosures for the years ended December 31, 2024 and 2023, respectively.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2025, 2024 and 2023, there were no items that gave rise to other comprehensive loss and therefore, there was no difference between net loss and comprehensive loss.

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

In July 2025, the FASB issued ASU No. 2025-05 Financial Instruments – Credit Losses. For public business entities, the amendments provide for the election of a practical expedient to be used in developing reasonable and supportable forecasts as part of estimating future expected credit losses for current accounts receivable and current contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company does not expect the adoption of the amendments to have a significant impact on its consolidated financial statements.

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

In September 2025, the FASB issued ASU No. 2025-07 Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). The amendments provide for a new scope exception to the derivatives guidance for underlyings based on the operations or activities specific to one of the parties to the contract, and also clarifies that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is unconditional as defined in ASU 2025-07. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of the amendments to have a significant impact on its consolidated financial statements.

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

Royalties paid under this agreement related to product sales were $1,668, $1,834 and $1,713 for the years ended December 31, 2025, 2024 and 2023, respectively. Royalties have been charged to cost of product revenue.

AffaMed License Agreement (out-licensing)

On October 29, 2020, the Company entered into a license agreement (“License Agreement”) with AffaMed Therapeutic Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis (collectively, the “DEXTENZA Field”) and for the Company’s OTX-TIC product candidate (collectively with DEXTENZA, the “AffaMed Licensed Products”) regarding OAG or OHT (collectively, the “TIC Field” and, with the DEXTENZA Field, each a “Field”), in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations (collectively, the “Territories”). The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

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

At the inception of the License Agreement, the Company identified the following performance obligations in the agreement:

●	the license, regulatory filings and manufacturing of DEXTENZA (the “DEXTENZA Field performance obligation”);
●	the license, regulatory filings and manufacturing for the Company’s OTX-TIC product candidate regarding OAG or OHT in the Territories (the “OTX-TIC Field performance obligation”);

●	the conduct of a Phase 2 clinical trial of OTX-TIC (the “Phase 2 Clinical Trial of OTX-TIC performance obligation”); and
●	obligations to participate on various joint research, development and project committees, which the Company has concluded is not a material performance obligation.

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

As of December 31, 2025, the transaction price was determined to be $16,000. All potential regulatory, development and commercial milestone payments in the amount of $87,000 did not meet the recognition criteria under the most likely method, because their achievement was highly dependent on factors outside the control of the Company and therefore, were excluded from the transaction price as of December 31, 2025. Furthermore, under the expected value method the Company excluded the potential royalties from the transaction price.

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

The Company recognized $128, $262 and $573 of collaboration revenue related to the Phase 2 Clinical Trial of OTX-TIC performance obligation for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the Company had recognized the full amount of the transaction price that was allocated to the Phase 2 Clinical Trial of OTX-TIC performance obligation as collaboration revenue, as this performance obligation is fully satisfied.

Deferred revenue activity for the year ended December 31, 2025 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2024	$14,128
Amounts recognized into revenue	(128)
Deferred revenue at December 31, 2025	$14,000

4. Cash Equivalents and Restricted Cash

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	December 31,	December 31,	December 31,
	2025	2024	2023
Cash and cash equivalents	$737,060	$392,102	$195,807
Restricted cash (current)	—	—	150
Restricted cash (non-current)	1,614	1,614	1,614
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$738,674	$393,716	$197,571

The Company held restricted cash as security deposits for its real estate leases.

5. Inventory

Inventory consisted of the following:

	December 31,	December 31,
	2025	2024
Raw materials	$202	$214
Work-in-process	1,721	1,489
Finished goods	1,641	1,337
	$3,564	$3,040

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2025	2024
Equipment	$20,062	$16,782
Leasehold improvements	15,280	14,528
Furniture and fixtures	1,268	1,268
Software	330	324
Construction in progress	10,256	119
	47,196	33,021
Less: Accumulated depreciation and amortization	(27,520)	(23,632)
	$19,676	$9,389

Depreciation and amortization expense was $4,323, $3,786 and $2,983 for the years ended December 31, 2025, 2024 and 2023, respectively.

7. Leases

The Company leases real estate, including laboratory, manufacturing and office space, and certain equipment. The Company’s two real estate leases in effect as of December 31, 2025 have remaining lease terms of approximately 1.5 years and 2.5 years, respectively. The Company’s equipment leases in effect as of December 31, 2025 have remaining lease terms ranging from approximately 0.9 to 1.3 years. All of the Company’s leases qualify as operating leases.

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

Certain equipment leases include options to renew on a month-by-month basis, at the sole discretion of the Company.

Recognized lease costs were as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Operating lease costs	$3,392	$3,027	$2,663
Variable lease costs	410	969	987
Total lease costs	$3,802	$3,996	$3,650

The minimum lease payments for the next five years and thereafter are expected to be as follows:

The minimum lease payments for the next five years and thereafter are expected as follows:
December 31,
Year Ending December 31,	2025
2026	3,269
2027	2,317
2028	750
2029	—
2030	—
Thereafter	—
Total lease payments	$6,336
Less: interest	704
Present value of operating lease liabilities	$5,632

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate used to determine the operating lease liability:

	December 31,	December 31,
	2025	2024
Weighted average remaining lease term in years	2.0	3.1
Weighted average discount rate	12.15%	11.85%

Supplemental disclosure of cash flow information related to the Company’s operating leases included in cash flows provided by operating activities in its consolidated statements of cash flows is as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$3,392	$3,027	$2,663

8. Expenses

The Company recognized $505, $917, and $880 of advertising expenses for the years ended December 31, 2025, 2024 and 2023, respectively.

Accrued expenses consisted of the following:

	December 31,	December 31,
	2025	2024
Accrued payroll and related expenses	$17,971	$14,272
Accrued rebates and programs	6,245	5,265
Accrued professional fees	2,223	1,879
Accrued research and development expenses	14,726	11,054
Accrued interest payable on Barings Credit Facility (Note 9)	754	592
Accrued other	1,916	2,055
	$43,835	$35,117

9. Financial Liabilities

Barings Credit Agreement

On August 2, 2023 (the “Closing Date”), the Company entered into a credit and security agreement (the “Barings Credit Agreement”) with Barings Finance LLC (“Barings”), as administrative agent, and the lenders party thereto, providing for a secured term loan facility for the Company (the “Barings Credit Facility”) in the aggregate principal amount of $82,474 (the “Total Credit Facility Amount”). The Company borrowed the full amount of $82,474 at closing and received proceeds of $77,290, after the application of an original issue discount and fees. Indebtedness under the Barings Credit Facility matures on the six-year anniversary of the Closing Date. Indebtedness under the Barings Credit Facility incurs interest based on the Secured Overnight Financing Rate (“SOFR”), subject to a minimum 1.50% floor, plus 6.75%. The Company is obligated to make interest payments on its indebtedness under the Barings Credit Facility on a monthly basis, commencing on the Closing Date; to pay annual administration fees; and to pay, on the maturity date, any principal and accrued interest that remains outstanding as of such date. In addition, the Company is obligated to pay a fee in an amount equal to the Total Credit Facility Amount, which amount shall be reduced by the total amount of interest and principal prepayment fees paid under the Barings Credit Agreement (such fee, the “Barings Royalty Fee”). The Company is required to pay the Barings Royalty Fee in installments to Barings, for the benefit of the lenders, on a quarterly basis in an amount equal to three and one-half percent (3.5%) of the net sales of DEXTENZA occurring during such quarter, subject to the terms, conditions and limitations specified in the Barings Credit Agreement, until the Barings Royalty Fee is paid in full. The Barings Royalty Fee is due and payable upon a change of control of the Company. The Company may, at its option, prepay any or all of the Barings Royalty Fee at any time without penalty. In connection with the Barings Credit Agreement, the Company granted the lenders thereto a first-priority security interest in all assets of the Company, including its intellectual property, subject to certain agreed-upon exceptions. The Barings Credit Agreement includes customary affirmative and negative covenants and requires the Company to maintain a minimum liquidity amount of $20,000. As of December 31, 2025, the Company was not in violation of any of its covenants under the Barings Credit Agreement.

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

A summary of the Barings Credit Facility is as follows:

	December 31,	December 31,
	2025	2024
Barings Credit Facility	$82,474	82,474
Less: unamortized discount	(11,138)	(13,969)
Total	$71,336	68,505

As of December 31, 2025, the full principal for the Barings Credit Facility of $82,474 was due for repayment in 2029.

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

The Company presented accrued interest in accrued current liabilities because the notes were convertible and the interest was payable in cash.

Interest recognized with regard to the Convertible Notes was as follows:

	Year Ended December 31,

	2024	2023
Coupon Interest	$475	$2,130
Amortization of discount	412	2,042
Total	$887	4,172

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

10. Derivatives

Barings Credit Agreement

The Barings Credit Agreement (Note 9) contains an embedded Royalty Fee Obligation that meets the criteria to be bifurcated and accounted for separately from the Barings Credit Facility (the "Royalty Fee Derivative Liability"). The Royalty Fee Derivative Liability was recorded at fair value upon the entering into the Barings Credit Facility and is subsequently remeasured to fair value at each reporting period. The Royalty Fee Derivative Liability was initially valued and is remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis with the embedded Royalty Fee Obligation and then valuing the instrument without the embedded Royalty Fee Obligation. Royalty payments are estimated using a Monte Carlo simulation. Refer to Note 11 Risks and Fair Value for details regarding the determination of fair value.

A roll-forward of the Royalty Fee Derivative Liability is as follows:

As of
Balance at December 31, 2024	$13,246
Change in fair value	657
Balance at December 31, 2025	$13,903

Convertible Notes

The Convertible Notes (Note 9), which were extinguished in March 2024, contained the Conversion Option Derivative Liability, an embedded conversion option that met the criteria to be bifurcated and accounted for separately from the Convertible Notes. The Conversion Option Derivative Liability was recorded at fair value upon the issuance of the Convertible Notes and was subsequently remeasured to fair value at each reporting period. The Conversion Option Derivative Liability was initially valued and subsequently remeasured using a “with-and-without” method. The “with-and-without” methodology involved valuing the whole instrument on an as-is basis with the embedded conversion option and then valuing the instrument without the embedded conversion option. The difference between the entire instrument with the embedded conversion option compared to the instrument without the embedded conversion option was the fair value of the derivative, recorded as the Conversion Option Derivative Liability. Refer to Note 11 Risks and Fair Value for details regarding the determination of fair value.

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

Three specialty distributor customers accounted for the following percentages of the Company’s total revenue:

	Year Ended December 31,

	2025	2024	2023
Customer 1	42%	44%	49%
Customer 2	24	23	25
Customer 3	9	10	11

Three specialty distributor customers accounted for the following percentages of the Company’s accounts receivables:

	As of
	December 31,	December 31,
	2025	2024
Customer 1	47%	46%
Customer 2	25	28
Customer 3	10	8

Change in Fair Value of Derivative Liabilities

Other income (expenses) from the change in the fair values of derivative liabilities as presented on the Company’s consolidated statements of operations and comprehensive loss includes the following:

	Year Ended December 31,

	2025	2024	2023
Change in the fair value of the Conversion Option Derivative Liability	$—	$2,598	$(4,502)
Change in the fair value of Royalty Fee Derivative Liability	(657)	(857)	215
Barings Royalty Fee	(1,814)	(2,221)	(901)
Total	$(2,471)	$(480)	$(5,188)

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$722,002	$—	$—	$722,002

Liability:
Derivative liability	$—	$—	$13,903	$13,903

	Fair Value Measurements as of
	December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,112	$—	$—	$378,112

Liability:
Derivative liability	$—	$—	$13,246	$13,246

During the years ended December 31, 2025 and 2024, there were no transfers between levels of the fair value hierarchy.

The carrying value of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these assets and liabilities.

Barings Credit Agreement and Royalty Fee Derivative Liability

At December 31, 2025, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $72,090, comprised of the $71,336 non-current liability (Note 9) and $754 accrued interest (Note 8). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $78,940 at December 31, 2025. At December 31, 2024, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $69,097 comprised of the $68,505 non-current liability (Note 9) and $592 accrued interest (Note 8). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $73,608 at December 31, 2024.

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

The main inputs to valuing the Royalty Fee Derivative Liability are as follows:

	As of
	December 31,	December 31,
	2025	2024
Revenue volatility	62.0%	64.0%
Revenue discount rate	14.0%	16.0%

The main inputs to valuing the Royalty Fee Derivative Liability as of the Closing Date were revenue volatility of 61.0%, and a revenue discount rate of 15.8%.

12. Equity

Preferred Stock

The Restated Certificate of Incorporation, as amended, has authorized 5,000,000 shares of preferred stock, $0.0001 par value, all of which is undesignated and none of which are issued or outstanding at December 31, 2025 and 2024.

Common Stock

The Restated Certificate of Incorporation, as amended, authorized 100,000,000 shares of the Company’s common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. In June 2021, the Company adopted an amendment to the restated certificate of incorporation increasing the number of its authorized shares of its common stock to 200,000,000 shares, and in June 2024, the Company adopted a further amendment to the restated certificate of incorporation increasing the number of its authorized shares of its common stock by 200,000,000 shares to 400,000,000 shares.

On September 30, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with certain underwriters (the “2025 Underwriters”) relating to an underwritten offering (the “2025 Offering”) of 37,909,018 shares of the Company’s common stock, par value $0.0001 per share (the “2025 Shares”). The offering price of the 2025 Shares was $12.53 per share, and the 2025 Underwriters agreed to purchase all of the 2025 Shares from the Company pursuant to the 2025 Underwriting Agreement at a price of $11.7782 per share. In connection with entering into the 2025 Underwriting Agreement, also on September 30, 2025, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC. The sale of the 2025 Shares and the closing of the 2025 Offering occurred on October 1, 2025, and the Company received net proceeds of approximately $445,560, after deducting underwriting discounts and commissions and estimated other offering expenses, from the 2025 Offering.

On February 21, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement an aggregate of 32,413,560 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a price of $7.52 per share, and, to certain Investors in lieu of Shares, pre-funded warrants to purchase 10,805,957 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a price of $7.519 per Pre-Funded Warrant (the “2024 Private Placement”). Each Pre-Funded Warrant issued in the 2024 Private Placement that remains outstanding has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until the Pre-Funded Warrant is exercised in full. The 2024 Private Placement closed on February 26, 2024. The Company received total net proceeds from the 2024 Private Placement of approximately $316,353 after deducting placement agent fees and offering expenses. The Company accounts for the Pre-Funded Warrants as a component of permanent equity. In connection with entering into the Securities Purchase Agreement, also on February 21, 2024, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to register for resale the Shares and the shares of the Company’s common stock issuable upon exercise of the Pre-Funded Warrants (together with the Shares, the “Registrable Securities”). The Company filed a registration statement regarding the Registrable Securities on Form S-3 with the SEC on March 25, 2024. During the twelve months ended December 31, 2025, Pre-Funded Warrants to purchase 3,237,912 shares of the Company’s common stock were exercised via cashless exercise for 3,237,598 shares of the Company’s common stock. As of December 31, 2025, 7,568,045 Pre-Funded Warrants remained outstanding. There were no exercises of Pre-Funded Warrants during the twelve months ended December 31, 2024.

In August 2021, the Company and Jefferies LLC (“Jefferies”) entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of its common stock from time to time through Jefferies, acting as agent. In November 2023, the Company filed a prospectus in connection with the 2021 Sales Agreement for the issuance and sale of common stock having an aggregate offering price of up to $100,000 thereunder. During the twelve months ended December 31, 2025, the Company sold 11,548,364 shares of common stock under the 2021 Sales Agreement, resulting in gross proceeds to the Company of $96,775, and net proceeds, after accounting for issuance costs, of $94,025. The Company did not offer or sell shares of its common stock under the 2021 Sales Agreement during the twelve months ended December 31, 2024. In the twelve months ended December 31, 2023, the Company sold 1,514,926 shares of common stock under the 2021 Sales Agreement, resulting in gross proceeds to the Company of $9,897, and net proceeds, after accounting for issuance costs, of $9,532.

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

As of December 31, 2025, the Company had reserved 10,057,548 shares of common stock for future grants of stock-based awards under its stock-based compensation plans (Note 13).

13. Stock-Based Awards

For the years ended December 31, 2025 and 2024, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the 2014 Employee Stock Purchase Plan (the “ESPP”) (collectively the “Stock Plans”). Certain inducement awards made prior to inception of the 2019 Inducement Plan were issued outside of the Stock Plans. The purpose of the Stock Plans is to provide incentives to employees, directors, and nonemployee consultants. The 2021 Plan and the 2019 Inducement Plan provide for the grant of non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock appreciation rights and other stock-based awards. The 2021 Plan also provides for the grant of incentive stock options.

2021 Plan - The number of shares initially reserved for issuance under the 2021 Plan was 6,000,000 shares of common stock; plus 456,334 shares remaining available for grant under the 2014 Plan as of immediately prior to the effective date of the 2021 Plan and 9,766,336 shares subject to awards granted under the 2014 Plan or the 2006 Plan, which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject to certain limitations). On June 16, 2022, the Company’s stockholders approved an amendment (“Amendment No. 1”) to the Company’s 2021 Plan. Amendment No. 1 increased the number of shares of common stock that is reserved for issuance under the 2021 Plan by 3,600,000. On June 14, 2023, the Company’s stockholders approved an amendment (“Amendment No. 2”) to the Company’s 2021 Plan. Amendment No. 2 increased the number of shares of common stock that is reserved for issuance under the 2021 Plan by 3,900,000. On June 12, 2024, the Company’s stockholders approved an amendment (“Amendment No. 3”) to the Company’s 2021 Plan. Amendment No. 3 increased the number of shares of common stock that is reserved for issuance under the 2021 Plan by 7,000,000. On June 11, 2025, the Company’s stockholders approved an amendment to the 2021 Plan to increase the aggregate number of shares of common stock issuable thereunder by 8,750,000 (“Amendment No. 4 to the 2021 Plan”). As of December 31, 2025, 7,105,154 shares remained available for issuance under the 2021 Plan.

2019 Inducement Plan - Awards under the 2019 Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). For the avoidance of doubt, neither consultants nor advisors shall be eligible to participate in the 2019 Inducement Plan. Each person who is granted an Award under the 2019 Inducement Plan is deemed a “Participant”. On December 10, 2020, the board of directors of the Company amended the 2019 Inducement Plan to increase the aggregate number of shares issuable by 554,000 shares of common stock to 1,054,000. On February 20, 2024, the Company’s board of directors amended the 2019 Inducement Plan to increase the aggregate number of shares issuable thereunder from 1,054,000 to 3,804,000 shares of common stock. On April 16, 2024, the board of directors of the Company further amended the 2019 Inducement Plan to increase the aggregate number of shares issuable thereunder from 3,804,000 to 4,804,000 shares of common stock. On October 4, 2024, the board of directors of the Company further amended the 2019 Inducement Plan to increase the aggregate number of shares issuable thereunder from 4,804,000 to 6,054,000 shares of common stock. As of December 31, 2025, 769,016 shares remained available for issuance under the 2019 Inducement Plan.

ESPP – The number of shares initially reserved for issuance under the ESPP was 207,402 shares of common stock. The number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending on December 31, 2024, in an amount equal to the least of 207,402 shares of the Company’s common stock, 0.5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and an amount determined by the Company’s board of directors. On January 1, 2023, the number of shares available for issuance under the ESPP increased by 207,402. On January 1, 2024, the number of shares available for issuance under the ESPP increased from 398,784 to 606,186. On June 11, 2025, the Company’s stockholders approved the amendment and restatement of the ESPP to increase the number of shares of common stock issuable thereunder by 2,000,000 and to eliminate the provisions in the ESPP related to the annual “evergreen” share increase. As of December 31, 2025, 2,183,378 shares of common stock remained available for issuance under the ESPP.

Stock options granted pursuant to the Stock Plans, excluding awards under the ESPP, are granted at exercise prices not to be less than the fair value of common shares as of the date of grant. With the exception of performance option awards and awards under the ESPP, stock options granted pursuant to the Stock Plans generally require a service period of 4 years and generally vest monthly, or 1/4 on the first anniversary of the grant date, with the remainder vesting monthly over the remaining three years. Stock Options granted under the 2019 Inducement Plan may in addition be subject to performance-based vesting. The maximum contractual term of Stock Options granted under the Stock Plans is generally 10 years. RSUs granted pursuant to the Stock Plans generally require a service period of 3 years and generally vest 1/3 on each anniversary of the grant date. Certain RSUs granted to certain newly hired executive and senior-level employees in the year ended December 31, 2024 require a service period of 3 years and vest quarterly. An immaterial number of RSUs granted to employees in the year ended December 31, 2024 vest fully on the first anniversary of the grant and are, in addition, subject to performance conditions.

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

Valuation of Awards

The fair value of each stock option grant, excluding the grants under the Performance Option Award, is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The Company utilizes the simplified method because the Company does not have sufficient historical exercise data over the life of awards to provide a reasonable basis upon which to estimate expected term. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company uses its historical volatility to estimate expected volatility.

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors, excluding the Performance Option Award, are as follows, presented on a weighted average basis:

	Year Ended
	December 31,
	2025	2024	2023
Risk-free interest rate	4.21%	4.11%	3.72%
Expected term (in years)	5.9	6.0	6.0
Expected volatility	80.32%	80.12%	77.32%
Expected dividend yield	0.0%	0.0%	0.0%

For RSUs, the grant date fair value is the closing price of the Company’s stock on the grant date.

The fair value of each tranche of the PSUs and each tranche of the Performance Option Award was estimated using a Monte Carlo simulation. The main inputs to valuing each tranche, presented on a weighted average basis, include the risk-free interest rate of 4.3%, expected volatility of 95.1%, the contractual term of 5.0 years, and an expected dividend yield of 0.0%. The requisite service period for each tranche was derived from the Monte Carlo simulation, taking into account the three-year minimum service requirement.

Stock Options

The following table summarizes the Company’s stock option activity, excluding the Performance Option Award:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Issuable	Exercise	Contractual	Intrinsic
	Under Options	Price	Term	Value
			(In years)
Outstanding as of December 31, 2024	19,887,683	$7.93	6.05	$41,570
Granted	4,646,284	8.38
Exercised	(3,721,747)	5.52
Cancelled/forfeited	(1,674,403)	13.24
Outstanding as of December 31, 2025	19,137,817	$8.04	6.88	$86,261
Options vested and expected to vest as of December 31, 2025	17,587,128	$8.15	6.73	$77,968
Options exercisable as of December 31, 2025	10,852,007	$7.99	5.48	$52,781

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $18,378, $11,102, and $275 during the years ended December 31, 2025, 2024 and 2023, respectively.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023, excluding grants of performance stock options under the Performance Option Award, was $5.97, $5.59 and $2.74 per share, respectively.

The following table summarizes the Company’s activity for grants of performance stock options under the Performance Option Award:

			Weighted
	Shares Issuable	Weighted	Average
	Under	Average	Remaining	Aggregate
	Performance	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)
Outstanding as of December 31, 2024	—	$—	—	—
Granted	2,750,000	7.44	9.13
Outstanding as of December 31, 2025	2,750,000	$7.44	9.13	$12,925
Options vested and expected to vest as of December 31, 2025	2,750,000	$7.44	9.13	$12,925
Options exercisable as of December 31, 2025	—	$—	—	$—

The weighted average grant date fair value of performance stock options granted under the Performance Option Award during the year ended December 31, 2025 was $5.66 per share.

RSUs

The following table summarizes the Company’s activity of unvested RSUs:

		Weighted
		average
		grant date
	RSU's	fair value

Unvested balance at December 31, 2024	3,389,604	$7.52
Granted	2,779,643	7.87
Released	(1,551,706)	7.19
Cancelled/forfeited	(258,170)	6.48
Unvested balance at December 31, 2025	4,359,371	$7.92

Each RSU is equivalent to one share of common stock upon vesting. Holders of RSUs are not entitled to vote on any matters and are not entitled to dividends.

PSUs

The following table summarizes the Company’s activity of unvested PSUs:

		Weighted
		average
		grant date
	PSU's	fair value

Unvested balance at December 31, 2024	—	$—
Granted	1,500,000	6.21
Released	—	—
Cancelled/forfeited	—	—
Unvested balance at December 31, 2025	1,500,000	$6.21

Each PSU is equivalent to one share of common stock upon vesting. Holders of PSUs are not entitled to vote on any matters and are not entitled to dividends.

Stock-based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,

	2025	2024	2023
Research and development	$13,389	$9,276	$4,508
Selling and marketing	4,640	3,071	3,682
General and administrative	25,155	20,762	9,635
	$43,184	$33,109	$17,825

As of December 31, 2025, the Company had an aggregate of $79,426 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.32 years.

14. Employee Benefits

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation based on a pre-tax or post-tax basis as elected by the participants. Company contributions to the plan may be made at the discretion of the board of directors. For the years ended December 31, 2025, 2024 and 2023, the Company has made contributions of $703, $675, and $625, respectively, to the 401(k) Plan.

15. Income Taxes

During the years ended December 31, 2025, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred or the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. During the years ended December 31, 2025, 2024 and 2023, the Company did not make any material payments of U.S federal, state, or local income taxes.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025
	Amount	Percent
U.S. federal statutory income tax rate	$55,776	21.0%
State and local income taxes, net of federal income tax effect	—	—
Effect of changes in tax laws or rates enacted in the current period	—	—
Tax credits
Research and development tax credits	5,019	1.9
Changes in the valuation allowance	(56,316)	(21.1)
Nontaxable or nondeductible items
Officers Compensation	(2,856)	(1.1)
Other	(713)	(0.3)
Other adjustments	(910)	(0.4)
Effective income tax rate	$—	—%

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2024 and 2023, respectively, is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
Tax reform change
Research and development tax credits	3.5	3.6
State taxes, net of federal benefit	1.8	2.0
Stock-based compensation	(1.9)	(2.3)
Change in tax rate	—	(0.4)
Debt extinguishment	(1.9)	—
Other	(1.1)	(0.2)
Change in the valuation allowance	(21.4)	(23.7)
Effective income tax rate	—%	—%

Changes in the valuation of the Royalty Fee Derivative Liability, except to the extent that they relate to actual royalties paid or accrued, do not provide a future tax benefit. To the extent the deferred tax asset related to the Royalty Fee Derivative Liability exceeds the deferred tax liability related to the Barings Credit Agreement, the excess is recorded as a permanent item.

Net deferred tax assets consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$189,192	$134,571
Tax credit carryforwards	37,183	29,311
Capitalized research and development expenses, net - Sec. 59(e):	11,326	1,814
Capitalized research and development expenses, net Sec. 174	31,290	38,244
Operating lease liabilities	1,338	1,693
Derivative liability	3,302	3,082
Stock-based Awards	11,096	9,976
Accrued expenses and other	10,807	10,186
Total deferred tax assets	295,534	228,877
Valuation allowance	(292,449)	(225,248)
Net deferred tax assets	3,085	3,629

Deferred tax liabilities:
Operating lease right of use assets	(1,102)	(1,383)
Barings Credit Facility	(1,983)	(2,246)
Total deferred tax liabilities	(3,085)	(3,629)
Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2025, 2024 and 2023, resulting primarily from increases in net operating loss carryforwards, additions to and amortization of capitalized research and development expenses, and increases in research and development tax credit carryforwards, were as follows:

	Year Ended December 31,
	2025	2024	2023
Valuation allowance as of beginning of year	$225,248	$183,737	$164,546
Increases recorded to income tax provision	67,201	41,511	19,191
Valuation allowance as of end of year	$292,449	$225,248	$183,737

As of December 31, 2025, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $777,682 and $476,526, respectively. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2026. The Company’s federal NOLs generated for the years ended on or after December 31, 2018, which amount to a total of $651,877, can be carried forward indefinitely, although the deduction for such NOLs is limited to 80% of current year taxable income. As of December 31, 2025, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $24,684 and $15,384, respectively, which begin to expire in 2026 and 2025, respectively. Utilization of the NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 (“Section 382”) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. In the fourth quarter of 2025, the Company completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception through September 30, 2025 and including the sales of the 2025 Shares under the 2025 Offering on a pro forma basis. Based on the results of this study, the Company’s federal NOLs generated through December 31, 2024 are fully available for utilization. If the Company experiences a change of control, as defined by Section 382, in future periods, utilization of the NOL carryforwards, including those that were generated on or before December 31, 2024, would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management considered the Company’s cumulative net losses and concluded that it is more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2025, 2024 and 2023.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2025, 2024 or 2023.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations that are expected to have a material impact on the Company’s Consolidated Financial Statements. The Company’s tax years are still open under statute from the Company’s fiscal year 2022 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods.

16. Net Loss Per Share

Basic net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders	$(265,939)	$(193,506)	$(80,736)
Denominator:
Weighted average common shares outstanding, basic	187,241,483	158,265,162	79,827,362
Net loss per share - basic	$(1.42)	$(1.22)	$(1.01)

As of December 31, 2025 and 2024, outstanding Pre-Funded Warrants (Note 12) of 7,568,045 and 10,805,957, respectively, are included in the calculation of basic and diluted net loss per share.

For the years ended December 31, 2025 and 2024, respectively, there was no dilutive impact from potentially issuable common shares. Therefore, diluted net loss per share was the same as basic net loss per share. Diluted net loss per share was calculated as follows for the year ended December 31, 2023:

Year Ended
December 31,
2023
Net loss attributable to common stockholders, basic	$(80,736)
Interest expense on Convertible Notes	4,172
Gain on extinguishment of debt (Note 9)	(14,907)
Change in fair value of derivative liability	4,502
Net loss attributable to common stockholders, diluted	$(86,969)

Weighted average common shares outstanding, basic	79,827,362
Dilutive options (treasury stock method)	—
Shares issuable in connection with conversion of Convertible Notes, as if converted	5,769,232
Weighted average common shares outstanding, diluted	85,596,594

Net loss per share attributable to common stockholders, diluted	$(1.02)

The Company excluded the following common stock equivalents, outstanding as of December 31, 2025, 2024 and 2023 from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2025, 2024 and 2023 because they had an anti-dilutive impact due to the net loss incurred for the periods.

	December 31,
	2025	2024	2023
Options to purchase common stock	21,887,817	19,887,683	16,136,791
RSUs	4,359,371	3,389,604	1,627,341
PSUs	1,500,000	—	—
	27,747,188	23,277,287	17,764,132

17. Segment Reporting

The Company operates as a single operating segment. Its operations consist of developing and commercializing innovative therapies for retinal diseases and other eye conditions based on its ELUTYX proprietary bioresorbable hydrogel-based formulation technology.

During the years ended December 31, 2025, 2024 and 2023, respectively, resources were allocated and performance was assessed by the Company’s Chief Executive Officer and the Company’s Chief Financial Officer and Chief Operating Officer, who the Company has determined to be, collectively, the Company’s Chief Operating Decision Maker (“CODM”).

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

The following table provides information about the Company’s single segment:

	Year Ended December 31,

	2025	2024	2023
Revenue	$51,951	$63,723	$58,443
Cost of Product Revenue	6,574	5,626	5,281
Research & Development (a)
Direct Program Expenses
AXPAXLI for wet AMD	119,609	57,507	8,750
AXPAXLI for NPDR	4,804	2,301	2,868
Other clinical and preclinical programs	3,582	5,798	8,323
Unallocated expenses
Personnel costs	39,255	28,625	22,617
All other costs	7,527	16,236	5,720
Selling & Marketing (a)	48,510	38,029	36,564
General & Administrative (a)	37,377	38,861	23,838
Facilities (b)	7,223	5,626	6,056
Stock-based compensation	43,184	33,109	17,825
Depreciation	4,323	3,786	2,983
Interest income	18,355	20,282	3,983
Interest expense	(11,835)	(13,577)	(11,338)
Other non-operating items	(2,442)	(28,430)	9,001
Net Loss	$(265,939)	$(193,506)	$(80,736)

(a)	excluding stock-based compensation, depreciation, and facilities expenses
(b)	excluding stock-based compensation and depreciation

For the years ended December 31, 2025, 2024 and 2023, respectively, the Company generated all of its Product Revenue, net, in the United States. Collaboration revenue is attributable to a customer in China (Note 3). All of the Company’s long-lived assets were located in the United States. Refer to Note 11 Risks and Fair Value for information regarding the Company’s major customers.

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

19. Related Party Transactions

The Company has engaged Boston Image Reading Center LLC (“BIRC”) to provide certain clinical development-related services to the Company. Nadia Waheed, M.D. M.P.H., who has served as the Company’s Chief Medical Officer since June 1, 2024, is a Director of BIRC. For the year ended December 31, 2025, the Company incurred fees for clinical development-related services rendered by BIRC of $761. For the year ended December 31, 2024, the Company incurred fees for clinical development-related services rendered by BIRC while being deemed a related party since June 1, 2024 of $81. As of December 31, 2025 and 2024, there was $126 and $0 recorded in accounts payable for BIRC, respectively. As of December 31, 2025 and 2024, there was $590 and $5 recorded in accrued expenses for BIRC, respectively.

Jeffrey Heier, M.D., a former member of the Company’s Board of Directors and the Company’s current Chief Scientific Officer, and Peter Kaiser, M.D., the Company’s Chief Development Officer since April 16, 2024, are each affiliated with i2Vision, Inc. and its affiliated entities (collectively “i2Vision”). The Company had engaged i2Vision to provide services with respect to the clinical advancement of AXPAXLI. For the year ended December 31, 2025, the Company recorded a net credit for fees and expenses related to services rendered by i2Vision that were previously recorded as expense of $(121). For the year ended December 31, 2024, the Company incurred fees and expenses related to services rendered by i2Vision of $2,368, including $526 for pass-through costs. The Company incurred fees and expenses related to services rendered by i2Vision of $271, including $102 for pass-through costs, for the year ended December 31, 2023. As of December 31, 2025 and 2024, there was $0 and $132 recorded in accounts payable for i2Vision, respectively. As of December 31, 2025 and 2024, there was $0 and $383 recorded in accrued expenses for i2Vision, respectively. As of December 31, 2025 and 2024, there was $0 and $176 recorded in prepaid expenses and other current assets for i2Vision, respectively.

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to provide certain legal services to the Company. Christopher White, who served as the Company’s Chief Business Officer until March 6, 2024, is the brother of a partner at WilmerHale who has not participated in providing legal services to the Company. Upon Mr. White’s departure, WilmerHale ceased to be a related party to the Company. For the year ended December 31, 2024, the Company incurred fees for legal services rendered by WilmerHale while being deemed a related party through March 31, 2024 of $1,080. The Company incurred fees for legal services rendered by WilmerHale of approximately $1,472 for the year ended December 31, 2023.

The Company had engaged Heier Consulting, LLC (“Heier Consulting”), an entity affiliated with Dr. Heier, to provide advice or expertise on one or more of the Company’s development-stage drug or medical device products relating to retinal diseases or conditions under a consultant agreement (the “Heier Consulting Agreement”). On February 21, 2024, the Company entered into an employment agreement with Dr. Heier (the “Heier Employment Agreement”) under which Dr. Heier agreed to serve as Chief Scientific Officer of the Company. In connection with entering into the Heier Employment Agreement, the Heier Consulting Agreement was terminated. In addition, in connection with his commencement of employment, Dr. Heier resigned from the Company’s board of directors, effective February 21, 2024. Compensation for the consulting services was in the form of cash and stock-based awards. The total grant date fair value of stock-based awards granted to Dr. Heier was $96, which was recognized to expense on a straight-line basis over the respective vesting periods. The Company incurred cash-based fees for services rendered by Heier Consulting before termination of the Consultant Agreement of approximately $5 for the year ended December 31, 2024. The Company incurred cash-based fees for services rendered by Heier Consulting of $32 for the year ended December 31, 2023.

20. Subsequent Events

In January 2026, the Company entered into a sublease for approximately 24,000 square feet of office space located at 14 Crosby Drive in Bedford, Massachusetts (the “14 Crosby Drive Lease”). The 14 Crosby Drive Lease commenced on January 1, 2026, accordingly, it was not recognized in the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2025. The 14 Crosby Drive Lease will expire on March 30, 2031, and undiscounted minimum lease payments under the 14 Crosby Drive Lease are expected to be $3,363. The Company is currently in the process of finalizing its accounting under ASC 842 Leases for the 14 Crosby Drive Lease.

On February 4, 2026, the Company’s board of directors amended the 2019 Inducement Plan, as amended, to increase the aggregate number of shares issuable thereunder from 6,054,000 to 7,028,000 shares of common stock.