Form 10-Q
period 2026-03-31
OCULAR THERAPEUTIX, INC
filed 2026-05-05
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36554

Ocular Therapeutix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5560161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

14 Crosby Drive, 3rd Floor
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

As of May 1, 2026, there were 218,960,358 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing registrational clinical trials, including our two Phase 3 clinical trials of AXPAXLI for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 and SOL-R trials; and our Phase 3 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS-3 trial; and our long-term extension study for AXPAXLI for the treatment of wet AMD, which we refer to as the SOL-X trial;
●	any additional clinical trials we might determine in the future to conduct for AXPAXLI or any other product candidate we determine to develop, including a potential second Phase 3 clinical trial of AXPAXLI for the treatment of NPDR, which we refer to as the HELIOS-2 trial, and any other clinical trials we might conduct for AXPAXLI;
●	determining our next steps for our product candidate OTX-TIC for the treatment of patients with open-angle glaucoma, or OAG, or ocular hypertension, or OHT;
●	our plans and strategies to develop and seek regulatory approval for and commercialize AXPAXLI, OTX-TIC and any other product candidates that we might develop based on our proprietary bioresorbable hydrogel-based formulation technology ELUTYX;
●	our commercialization, marketing and manufacturing plans, capabilities and strategy, including our commercialization efforts for our product DEXTENZA;
●	our ability to manufacture DEXTENZA and any of our product candidates, including AXPAXLI, in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and any of our product candidates, including AXPAXLI;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	the potential for us to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of AXPAXLI and any of our other product candidates as well as DEXTENZA;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;

●	our estimates regarding the market opportunity for AXPAXLI and any of our other product candidates as well as DEXTENZA;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future, including AXPAXLI;
●	our intellectual property position;
●	the impact of government laws and regulations; and
●	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the Securities and Exchange Commission, or the SEC, on February 5, 2026, in each case, particularly in the section captioned “Risk Factors,” that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, licensing agreements or investments we may make.

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

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$666,699	$737,060
Accounts receivable, net	24,347	30,650
Inventory	3,737	3,564
Prepaid expenses and other current assets	11,212	10,855
Total current assets	705,995	782,129
Property and equipment, net	18,425	19,676
Restricted cash	1,614	1,614
Operating lease assets	6,495	4,638
Total assets	$732,529	$808,057
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,026	$4,154
Accrued expenses and other current liabilities	36,487	43,835
Operating lease liabilities	3,170	2,817
Total current liabilities	47,683	50,806
Other liabilities:
Operating lease liabilities, net of current portion	4,230	2,815
Derivative liability	12,071	13,903
Deferred revenue	14,000	14,000
Notes payable, net	72,062	71,336
Other non-current liabilities	909	887
Total liabilities	150,955	153,747
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 and 400,000,000 shares authorized and 218,896,915 and 215,927,600 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	22	22
Additional paid-in capital	1,827,187	1,811,311
Accumulated deficit	(1,245,635)	(1,157,023)
Total stockholders’ equity	581,574	654,310
Total liabilities and stockholders’ equity	$732,529	$808,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Product revenue, net	$10,785	$10,634
Collaboration revenue	—	64
Total revenue, net	10,785	10,698
Costs and operating expenses:
Cost of product revenue	1,329	1,262
Research and development	66,213	42,857
Selling and marketing	16,577	14,148
General and administrative	20,006	16,348
Total costs and operating expenses	104,125	74,615
Loss from operations	(93,340)	(63,917)
Other income (expense):
Interest income	6,050	3,826
Interest expense	(2,777)	(2,984)
Change in fair value of derivative liabilities	1,455	(978)
Total other income (expense), net	4,728	(136)
Net loss	$(88,612)	$(64,053)
Net loss per share, basic	$(0.40)	$(0.38)
Weighted average common shares outstanding, basic	224,099,410	169,396,989
Net loss per share, diluted	$(0.40)	$(0.38)
Weighted average common shares outstanding, diluted	224,099,410	169,396,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(88,612)	$(64,053)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	15,582	10,456
Non-cash interest expense	1,381	1,436
Change in fair value of derivative liabilities	(1,455)	978
Depreciation and amortization expense	1,283	981
Loss on disposal of items of property and equipment	4,866	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,303	7,167
Prepaid expenses and other current assets	(357)	3,934
Inventory	(173)	(229)
Accounts payable	3,719	7
Operating lease assets	(1,857)	117
Accrued expenses	(8,441)	(5,145)
Deferred revenue	—	(64)
Operating lease liabilities	1,768	(256)
Net cash used in operating activities	(65,993)	(44,671)
Cash flows from investing activities:
Purchases of property and equipment	(4,662)	(1,933)
Net cash used in investing activities	(4,662)	(1,933)
Cash flows from financing activities:
Proceeds from exercise of stock options	294	4,183
Net cash provided by financing activities	294	4,183
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,361)	(42,421)
Cash, cash equivalents and restricted cash at beginning of period	738,674	393,716
Cash, cash equivalents and restricted cash at end of period	$668,313	$351,295
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,189	$2,140
Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$2,512	$—
Additions to property and equipment included in accounts payable and accrued expenses	$1,327	$564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2025	215,927,600	$22	$1,811,311	$(1,157,023)	$654,310
Issuance of common stock upon exercise of stock options	50,379	—	294	—	294
Issuance of common stock upon vesting of restricted stock units	1,169,636	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	1,749,300	—	—	—	—
Stock-based compensation expense	—	—	15,582	—	15,582
Net loss	—	—	—	(88,612)	(88,612)
Balances at March 31, 2026	218,896,915	$22	$1,827,187	$(1,245,635)	$581,574

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

Ocular Therapeutix, Inc.

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is an integrated biopharmaceutical company committed to redefining the retina experience. AXPAXLI (also known as OTX-TKI), the Company’s investigational, bioresorbable, intravitreal hydrogel incorporating axitinib, a small molecule, multi-target, tyrosine kinase inhibitor with anti-angiogenic properties. AXPAXLI is currently being evaluated in a Phase 3 registrational program for wet age-related macular degeneration (“wet AMD”), and a Phase 3 registrational program for diabetic retinal disease, including non-proliferative diabetic retinopathy (“NPDR”).

The Company also leverages the ELUTYX technology in its commercial product DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of ocular inflammation and pain following ophthalmic surgery in adults and pediatric patients and for the treatment of ocular itching associated with allergic conjunctivitis in adults and pediatric patients aged two years or older, and in its investigational product candidate OTX-TIC, which is a travoprost intracameral hydrogel for which the Company completed a Phase 2 clinical trial for the treatment of open-angle glaucoma (“OAG”) or ocular hypertension (“OHT”). The Company is evaluating next steps for the OTX-TIC program.

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

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of March 31, 2026, the Company had an accumulated deficit of $1,245,635. Based on its current operating plan which includes estimates of anticipated cash inflows from product sales and cash outflows from operating expenses and capital expenditures, the Company believes that its existing cash and cash equivalents of $666,699 as of March 31, 2026, will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these unaudited condensed consolidated financial statements while the Company observes a minimum liquidity covenant of $20,000 in its credit facility (Note 7).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are consistent with those described in Note 2 — Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 5, 2026. The following information updates, and should be read in conjunction with, the significant accounting policies described in Note 2 — Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 5, 2026.

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2025 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 5, 2026. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025 have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the amendment but does not expect the adoption to have a significant impact on the disclosures related to its consolidated financial statements.

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

In September 2025, the FASB issued ASU No. 2025-07 Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). The amendments provide for a new scope exception to the derivatives guidance for certain contracts with variables based on the operations or activities specific to one of the parties to the contract, and also clarifies that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is unconditional as defined in ASU 2025-07. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of the amendments to have a significant impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05 Financial Instruments – Credit Losses. For public business entities, the amendments provide for the election of a practical expedient to be used in developing reasonable and supportable forecasts as part of estimating future expected credit losses for current accounts receivable and current contract assets. The amendments are effective for annual reporting periods beginning after December 31, 2025, including interim periods within those fiscal years. The Company adopted ASU No. 2025-05 in the first quarter of 2026 with no significant impact on its consolidated financial statements.

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

The terms and conditions of the Incept License Agreement are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 5, 2026.

Royalties paid under the Incept License Agreement related to product sales (the “Incept Royalties”) were $397 and $511 for the three months ended March 31, 2026 and 2025, respectively. The Incept Royalties are charged to cost of product revenue when accrued.

AffaMed License Agreement (out-licensing)

On October 29, 2020, the Company entered into a license agreement (“AffaMed License Agreement”) with AffaMed Therapeutics Limited (“AffaMed”) for the development and commercialization of the Company’s DEXTENZA product regarding ocular inflammation and pain following cataract surgery and allergic conjunctivitis and for the Company’s OTX-TIC product candidate (collectively, the “AffaMed Licensed Products”) regarding OAG or OHT, in each case in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations. The Company retains development and commercialization rights for the AffaMed Licensed Products in the rest of the world.

The terms and conditions of the AffaMed License Agreement are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 5, 2026.

As of June 30, 2025, the Company had recognized the full amount of the transaction price that was allocated to the performance obligation regarding the conduct of a Phase 2 clinical trial of OTX-TIC (the “Phase 2 Clinical Trial of OTX-TIC performance obligation”) as collaboration revenue, as this performance obligation is fully satisfied. The remaining deferred revenue balance represents payments related to initial upfront payments and regulatory milestones for which the performance obligation has not been fully satisfied. Accordingly, no collaboration revenue was recognized for the three months ended March 31, 2026. The Company recognized collaboration revenue of $64 for the three months ended March 31, 2025.

Deferred revenue activity for the three months ended March 31, 2026 was as follows:

Deferred Revenue
Deferred revenue at December 31, 2025	$14,000
Amounts recognized into revenue	—
Deferred revenue at March 31, 2026	$14,000

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

	March 31,	March 31,
	2026	2025
Cash and cash equivalents	$666,699	$349,681
Restricted cash (non-current)	1,614	1,614
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$668,313	$351,295

The Company's restricted cash as of March 31, 2026 consisted of $1,500 in a collateral money market fund and $114 for a letter of credit, both established in connection with the Company's real estate leases.

5. Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$287	$202
Work-in-process	1,242	1,721
Finished goods	2,208	1,641
	$3,737	$3,564

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued payroll and related expenses	$8,033	$17,971
Accrued rebates and programs	5,914	6,245
Accrued professional fees	3,651	2,223
Accrued research and development expenses	16,506	14,726
Accrued interest payable on Barings Credit Facility (Note 9)	716	754
Accrued other	1,667	1,916
	$36,487	$43,835

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

A summary of the Barings Credit Facility at March 31, 2026 and December 31, 2025 is as follows:

	March 31,	December 31,
	2026	2025
Barings Credit Facility	$82,474	82,474
Less: unamortized discount	(10,412)	(11,138)
Total	$72,062	71,336

As of March 31, 2026, the full principal for the Barings Credit Facility of $82,474 was due for repayment in 2029.

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

A roll-forward of the Royalty Fee Derivative Liability is as follows:

As of
Balance at December 31, 2025	$13,903
Change in fair value	(1,832)
Balance at March 31, 2026	$12,071

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

Three specialty distributor customers accounted for the following percentages of the Company’s total revenue:

	Three Months Ended
	March 31,
	2026	2025
Customer 1	38%	39%
Customer 2	28	24
Customer 3	7	8

Three specialty distributor customers accounted for the following percentages of the Company’s accounts receivable, net:

	As of
	March 31,	December 31,
	2026	2025
Customer 1	44%	47%
Customer 2	28	25
Customer 3	9	10

Change in Fair Value of Derivative Liabilities

Other income (expenses) from the change in the fair values of derivative liabilities as presented on the Company’s consolidated statements of operations and comprehensive loss includes the following:

	Three Months Ended
	March 31,
	2026	2025
Change in the fair value of Royalty Fee Derivative Liability	1,832	(606)
Barings Royalty Fee	(377)	(372)
Total	$1,455	$(978)

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	March 31, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$650,297	$—	$—	$650,297

Liability:
Derivative liability	$—	$—	$12,071	$12,071

	Fair Value Measurements as of
	December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$722,002	$—	$—	$722,002

Liability:
Derivative liability	$—	$—	$13,903	$13,903

Barings Credit Agreement and Royalty Fee Derivative Liability

At March 31, 2026, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $72,778, comprised of the $72,062 non-current liability (Note 7) and $716 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $77,769 at March 31, 2026. At December 31, 2025, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $72,090, comprised of the $71,336 non-current liability (Note 7) and $754 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $78,940 at December 31, 2025. The fair value of the Royalty Fee Derivative Liability is estimated using a Monte Carlo simulation. The use of this approach requires the use of Level 3 unobservable inputs. The main inputs when determining the fair value of the Royalty Fee Derivative Liability are the amount and timing of the expected future revenue of the Company, the estimated volatility of these revenues, and the discount rate corresponding to the risk of revenue. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

The main inputs to valuing the Royalty Fee Derivative Liability are as follows:

	As of
	March 31,	December 31,
	2026	2025
Revenue volatility	65.5%	62.0%
Revenue discount rate	14.3%	14.0%

10. Equity

In February 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement an aggregate of 32,413,560 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a price of $7.52 per share, and, to certain Investors in lieu of Shares, pre-funded warrants to purchase 10,805,957 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a price of $7.519 per Pre-Funded Warrant (the “2024 Private Placement”). Each Pre-Funded Warrant issued in the 2024 Private Placement that remains outstanding has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until the Pre-Funded Warrant is exercised in full. During the three months ended March 31, 2026, Pre-Funded Warrants to purchase 1,749,453 shares of the Company’s common stock were exercised via cashless exercise for 1,749,300 shares of the Company’s common stock. As of March 31, 2026, 5,818,592 Pre-Funded Warrants remained outstanding. There were no exercises of Pre-Funded Warrants during the three months ended March 31, 2025.

11. Stock-Based Awards

For the three months ended March 31, 2026, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the Amended and Restated 2014 Employee Stock Purchase Plan (the “ESPP”) (collectively, the “Stock Plans”). The 2021 Plan and the 2019 Inducement Plan provide for the grant of non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock appreciation rights and other stock-based awards. The 2021 Plan also provides for the grant of incentive stock options.

The terms and conditions of the Stock Plans are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 5, 2026.

As of March 31, 2026, 1,647,820, 1,094,395, and 2,183,378 shares of common stock remained available for issuance under the 2021 Plan, the 2019 Inducement Plan, and the ESPP, respectively.

Stock options, RSUs and PSUs

During the three months ended March 31, 2026, the Company granted options to purchase 4,940,029 shares of common stock at a weighted exercise price of $11.68 per share. Of these, options to purchase 4,450,004 and 490,025 shares of common stock were granted under the 2021 Plan and 2019 Inducement Plan, respectively.

During the three months ended March 31, 2026, the Company granted 1,638,068 RSUs. Of these, 1,477,493 and 160,575 were granted under the 2021 Plan and 2019 Inducement Plan, respectively.

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

During the three months ended March 31, 2026, 419,676 stock options and 52,466 RSUs expired or were forfeited.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options, RSUs and PSUs in the following expense categories of its unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
	2026	2025
Research and development	$5,457	$3,018
Selling and marketing	2,237	1,177
General and administrative	7,888	6,261
	$15,582	$10,456

As of March 31, 2026, the Company had an aggregate of $115,175 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.62 years.

12. Net Loss Per Share

Basic net loss per share was calculated as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(88,612)	$(64,053)
Denominator:
Weighted average common shares outstanding, basic	224,099,410	169,396,989
Net loss per share - basic	$(0.40)	$(0.38)

For the three months ended March 31, 2026 and 2025, respectively, there was no dilutive impact from potentially issuable common shares. Therefore, diluted net loss per share was the same as basic net loss per share. As of March 31, 2026 and March 31, 2025, 5,818,592 and 10,805,957, respectively, outstanding Pre-Funded Warrants (Note 10) are included in the calculation of basic and diluted net loss per share.

The Company excluded the following potentially issuable common shares, outstanding as of March 31, 2026 and 2025, respectively, from the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025, respectively, because they had an anti-dilutive impact:

	Three Months Ended
	March 31,
	2026	2025
Options to purchase common stock	26,357,791	21,182,163
RSUs	4,775,337	4,968,304
PSUs	1,500,000	1,500,000
	32,633,128	27,650,467

13. Segment Reporting

The Company operates as a single operating segment. Its operations consist of developing and commercializing innovative therapies for retinal diseases and other eye conditions based on its ELUTYX proprietary bioresorbable hydrogel-based formulation technology.

Resources are allocated and performance is assessed by the Company’s Chief Executive Officer, who the Company has determined to be the Company’s Chief Operating Decision Maker (“CODM”).

The accounting policies for the Company’s one segment are the same as those described in Note 2. The CODM evaluates the performance of its one segment and allocates resources based on Net Loss.

The following table provides information about the Company’s single segment:

	Three Months Ended
	March 31,
	2026	2025
Revenue	$10,785	$10,698
Cost of product revenue	1,329	1,262
Research and development (a)
Direct program expenses
AXPAXLI	42,460	24,647
Other clinical and preclinical programs	758	889
Unallocated expenses
Personnel costs	12,976	8,983
All other costs	1,809	3,255
Selling and marketing (a)	14,075	12,817
General and administrative (a)	11,606	9,661
Facilities (b)	2,270	1,664
Stock-based compensation	15,582	10,456
Depreciation	1,260	981
Interest income	6,050	3,826
Interest expense	(2,777)	(2,984)
Other non-operating items	1,455	(978)
Net loss	$(88,612)	$(64,053)

(a)	excluding stock-based compensation, depreciation, and facilities expenses
(b)	excluding stock-based compensation and depreciation

14. Commitments and Contingencies

Legal Proceedings

EyePoint Litigation

On March 20, 2026, plaintiff EyePoint, Inc. filed a lawsuit against us in Middlesex County Superior Court of Massachusetts. The plaintiff alleges that the Company has made certain false and defamatory statements about EyePoint and its DURAVYU product candidate. The complaint asserts counts of (1) defamation; (2) commercial disparagement; (3) unfair or deceptive practices in violation of Massachusetts General Laws c. 93A, §§ 2, 11; and (4) tortious interference with advantageous business relations. The plaintiff is seeking, among other things, injunctive relief, damages, and attorneys’ fees.

On March 23, 2026, EyePoint filed a Motion for Temporary Restraining Order and Preliminary Injunction, seeking, among other things, to enjoin the Company from disseminating allegedly false and misleading statements. On April 13, 2026, the court denied the plaintiff’s motion for temporary restraining order. A hearing on the plaintiff’s motion for preliminary injunction is scheduled to be held on May 5, 2026.

The Company has assessed and evaluated the matter under ASC 450, Contingencies, and, based on the current assessment, has determined no accrual associated with the matter has been incurred as of March 31, 2026.

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

15. Related Party Transactions

The Company has engaged Boston Image Reading Center LLC (“BIRC”) to provide certain clinical development-related services. Nadia Waheed, M.D. M.P.H., the Company’s Chief Medical Officer, is a Director of BIRC. For the three months ended March 31, 2026 and 2025, the Company incurred fees of $145 and $26, respectively. As of March 31, 2026 and December 31, 2025, there was $253 and $126 recorded in accounts payable for BIRC, respectively. As of March 31, 2026 and December 31, 2025, there was $145 and $590 recorded in accrued expenses for BIRC, respectively. The Company engages BIRC in the ordinary course of our business on an arm's length basis.

Jeffrey Heier, M.D., the Company’s Chief Scientific Officer, and Peter Kaiser, M.D., the Company’s Chief Development Officer, are each a shareholder of i2Vision, Inc. The Company had engaged i2Vision to provide services with respect to the clinical advancement of AXPAXLI. For the three months ended March 31, 2026, no costs for services rendered by i2Vision were incurred. For the three months ended March 31, 2025, the Company recorded a net credit of $165 related to services previously rendered by i2Vision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 5, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

Our Company

We are an integrated biopharmaceutical company committed to redefining the retina experience. AXPAXLI, also known as OTX-TKI, our investigational, bioresorbable, intravitreal hydrogel incorporating axitinib, a small molecule, multi-target, tyrosine kinase inhibitor with anti-angiogenic properties. AXPAXLI is currently being evaluated in a Phase 3 registrational program for wet age-related macular degeneration, or wet AMD, which we refer to as the SOL program. AXPAXLI is currently also being evaluated in a Phase 3 registrational program for diabetic retinal disease, including non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS program.

We also leverage the ELUTYX technology in our commercial product DEXTENZA, a corticosteroid approved by the U.S. Food and Drug Administration, or FDA, for the treatment of ocular inflammation and pain following ophthalmic surgery in adults and pediatric patients and for the treatment of ocular itching associated with allergic conjunctivitis in adults and pediatric patients aged two years or older, and in our product candidate OTX-TIC, which is a travoprost intracameral hydrogel that has completed a Phase 2 clinical trial for the treatment of open-angle glaucoma, or OAG, or ocular hypertension, or OHT. We are evaluating next steps for the OTX-TIC program.

Key Business and Financial Developments

AXPAXLI for Wet AMD

The SOL-1 Trial

In February 2026, we announced positive topline Week 52 results for the SOL-1 trial, a repeat-dosing registrational Phase 3 clinical trial, to assess the safety and efficacy of AXPAXLI in subjects with wet AMD. The SOL-1 trial is designed as a prospective, multi-center, double-masked, randomized (1:1), parallel-group, two-arm superiority trial comparing a single injection of AXPAXLI with a drug load of 450 µg of axitinib, or AXPAXLI 450 µg, to a single injection of aflibercept 2 mg.

The SOL-1 trial involves more than 100 trial sites located in the United States and Argentina. In December 2024, the SOL-1 trial completed the randomization of 344 subjects with a diagnosis of wet AMD in the study eye at screening. Under the trial protocol, subjects were eligible for enrollment in the SOL-1 trial if they were treatment-naïve for wet AMD in the study eye; had central subfield thickness, or CSFT, of less than or equal to 500 microns; and had a Best Corrected Visual Acuity, or BCVA, of at least 54 letters as measured by the Early Treatment of Diabetic Retinopathy Study, or ETDRS, letters chart (approximately 20/80 Snellen equivalent vision). After initial screening, every enrolled subject received two aflibercept 2 mg loading doses between the screening visit and Day 1: one at Week -8 and another at Week -4. Subjects reaching either a BCVA of greater than or equal to 84 ETDRS letters (approximately 20/20 Snellen equivalent vision) or experiencing an improvement of at least 10 ETDRS letters with a reduction in CSFT to no greater than 350 microns in the study eye after these injections were randomized in the trial on Day 1 (Baseline).

Retention in the SOL-1 trial continues to be outstanding, with greater than 95% of randomized subjects remaining on trial to date, and rescues reviewed under masking show greater than 95% of rescue events to date have met pre-established protocol defined criteria. All subjects have completed their Week 52 visit and have been re-dosed according to their baseline treatment assignment. Oversight by an independent data and safety monitoring committee has not identified any safety signals in the SOL-1 trial to date.

The primary endpoint of the SOL-1 trial is the proportion of subjects who maintained visual acuity, defined as a loss of fewer than 15 ETDRS letters from baseline, at Week 36. One of the key secondary endpoints is the proportion of subjects who maintained visual acuity measured at Week 52. At Weeks 52 and 76, all subjects that were randomized in the trial at Day 1, including subjects who previously received supplemental anti-vascular endothelial growth factor, or anti-VEGF treatment, are eligible to be re-dosed with their respective initial treatment of a single injection of AXPAXLI 450 μg in the investigational arm or a single injection of aflibercept 2 mg in the control arm.

Subjects who were successfully randomized in the SOL-1 trial on Day 1 are being followed every month and will receive a supplemental dose of aflibercept 2 mg as needed based on pre-specified criteria. Our pre-specified rescue criteria are a loss of 15 or more letters on the ETDRS chart compared to baseline due to wet AMD, or a new hemorrhage that is deemed to be likely to cause irreversible vision loss due to progression of wet AMD. The first time a subject is observed to have lost 15 or more ETDRS letters in BCVA in the study eye due to wet AMD at any time up to Week 36 in the trial would be considered as a treatment failure. Subjects will be followed for safety until the end of Week 104. Trial subjects and designated trial personnel will remain masked through the end of Week 104.

We are conducting the SOL-1 trial in accordance with a special protocol assessment, or SPA, agreement with the FDA.

SOL-1 Topline Results

Primary Endpoint (Week 36)

AXPAXLI met its primary endpoint with statistical significance. The proportion of subjects who maintained visual acuity, defined as a loss of fewer than 15 ETDRS letters from baseline at Week 36 was 74.1% in the AXPAXLI arm compared to 55.8% in the aflibercept 2 mg arm, with a risk difference of 17.5% and a p-value of 0.0006 per the pre-specified statistical model, and with an observed difference of 18.3%. The risk difference is the difference in the probability of maintaining vision in the treatment arm compared to the control arm as per the pre-specified statistical model. The observed difference is the numerical difference of the observed event rate between the two arms.

Key Secondary Endpoint (Week 52 Durability)

AXPAXLI also met a key secondary pre-specified endpoint measuring the proportion of subjects who maintained visual acuity at Week 52, using the same analysis as the primary endpoint, with high statistical significance. The proportion of subjects who maintained vision at Week 52 was 65.9% in the AXPAXLI arm compared to 44.2% in the aflibercept 2 mg arm, with a risk difference of 21.1%, and a p-value of <0.0001 per the pre-specified statistical model compared to aflibercept 2 mg subjects, and with an observed difference of 21.7%.

AXPAXLI Demonstrated Statistically Significant Superiority in Maintenance of Vision Versus Aflibercept At Weeks 36 and 52

SOL-1

Primary Endpoint*
Key Secondary Endpoint**
Proportion of Subjects with <15 ETDRS Letter Loss in BCVA from Baseline
100%
75%
50%
25%
0%
P = 0.0006
P < 0.0001
74.1%
55.8%
65.9%
44.2%
Week 36
Week 52
AXPAXLI 0.45 mg (n=170)
Aflibercept 2 mg (n=172)

*The primary endpoint of SOL-1 is the proportion of subjects who maintain visual acuity, a loss of <15 ETDRS letters of BCVA from baseline (Day 1), at Week 36. Predefined statistical rules were applied to adjust for treatment discontinuation or deviation as per the pre-specified statistical analysis plan. **The Week 52 Key Secondary Endpoint was analyzed using the same statistical method.

Two patients in AXPAXLI arm were mis-randomized and did not receive study treatment and therefore excluded from AXPAXLI efficacy and safety analyses. ETDRS, Early Treatment Diabetic Retinopathy Study; BCVA, best corrected visual acuity

OCULAR THERAPEUTIX Retina experience redefined™

Safety Overview

As of the Week 52 database lock on February 5, 2026, AXPAXLI was generally well-tolerated in the SOL-1 trial. No treatment-related ocular or systemic serious adverse events were observed. No cases of endophthalmitis, occlusive retinal vasculitis, non-occlusive retinal vasculitis, retinal detachment, or implant migration to the anterior chamber were observed in the AXPAXLI arm. As previously noted, in accordance with the trial design, subjects will continue to be followed for safety through Week 104, with re-dosing at Week 52 and Week 76. A summary of the safety results is included in the following tables:

AXPAXLI Was Generally Well-Tolerated With No Treatment-Related Serious Adverse Events (“SAEs”)
Subjects with Non-ocular Adverse Events (“AEs”) Through Week 52, n (%)	AXPAXLI (0.45 mg) n = 170	Aflibercept (2 mg) n = 172
Non-ocular AEs
≥ 1 AE	84 (49.4)	73 (42.4)
≥ 1 SAE	19 (11.2)	21 (12.2)

Subjects with Ocular AEs Through Week 52, n (%)	AXPAXLI (0.45 mg) n = 170	Aflibercept (2 mg) n = 172
Ocular AEs in the study eye
≥ 1 AE	90 (52.9)	58 (33.7)
≥ 1 SAE*	1 (0.6)	0

*Cataract in the study eye, assessed as not treatment-related, moderate in severity. The subject had 78 ETDRS letters of BCVA at baseline, experienced severe vision loss due to 3+ posterior subscapular (PSC) cataract. Following cataract surgery, the subject's vision recovered to 70 ETDRS letters.

SOL-1 Results Support Favorable Safety Profile for AXPAXLI
Subject with Ocular AEs in Study Eye (>2%) Through Week 52, n (%)	AXPAXLI (0.45 mg) n = 170	Aflibercept (2 mg) n = 172
Vitreous floaters	21 (12.4)	2 (1.2)
Cataract	12 (7.1)	5 (2.9)
Conjunctival hemorrhage	11 (6.5)	5 (2.9)
Retinal hemorrhage	10 (5.9)	17 (9.9)
Dry eye	7 (4.1)	2 (1.2)
Vitreous detachment	7 (4.1)	3 (1.7)
Punctate keratitis	6 (3.5)	0
Vitreous opacities	6 (3.5)	0
Eye pain	5 (2.9)	1 (0.6)
Anterior chamber opacity	4 (2.4)	0
Posterior capsule opacification	4 (2.4)	6 (3.5)

In the AXPAXLI treatment arm, there were 3 subjects (1.8%) with iritis, and 3 subjects (1.8%) with uveitis (one was bilateral and recurrent). All cases were mild to moderate in severity and resolved with topical treatment. There was one subject (0.6%) with vitreous cells, mild in severity, that resolved without treatment. There were no observed cases of endophthalmitis or occlusive or non-occlusive retinal vasculitis, confirmed by fluorescein angiography in the uveitis cases.

On Protocol Rescue-Free Rates

As a pre-specified exploratory endpoint, we evaluated the proportion of subjects who did not require rescue injections as specified by the SOL-1 trial protocol rescue criteria. The rescue-free rates in the AXPAXLI arm were 80.6%, 74.7%, and 68.8% at Weeks 24, 36, and 52, respectively, compared to 72.1%, 56.4%, and 47.7% in the aflibercept 2 mg arm at the same time periods. The observed differences were 8.5%, 18.3%, and 21.1% in favor of the AXPAXLI arm at Weeks 24, 36, and 52, respectively.

Proportion of Rescue Free Subjects

SOL-1

Significant reduction in need for rescue treatment through week 52

Proportion of Subjects, %
100%
75%
50%
25%
0%
P = 0.0856*
P = 0.0006*
P = 0.0001*
80.6%
72.1%
74.7%
56.4%
68.8%
47.7%
Week 24
Week 36
Week 52
OTX-TKI 0.45 mg (n=170)
Aflibercept 2 mg (n=172)

OCULAR THERAPEUTIX Retina experience redefined™

Rescue-free subjects include those who did not require rescue injections as specified by the protocol
Post-hoc analysis; Full analysis set; *Descriptive p-values

71

Fluid Control

As a post hoc analysis, we evaluated the proportion of subjects maintaining CSFT within 30 μm from baseline. At Weeks 36 and 52, subjects in the AXPAXLI arm demonstrated superior and sustained CSFT control as compared to subjects in the aflibercept 2 mg arm. At Week 36, 55.9% of subjects treated with AXPAXLI maintained CSFT within 30 μm from baseline compared to 37.8% of subjects in the aflibercept 2 mg arm, representing a risk difference of 17.1% in favor of AXPAXLI and a nominal p-value of 0.0013. At Week 52, 44.1% of subjects treated with AXPAXLI maintained CSFT within 30 μm from baseline compared to 34.9% of subjects in the aflibercept 2 mg arm representing a risk difference of 8.4% and a nominal p-value of 0.1094.

SOL-1 Rescue Free Analysis Using SOL-R Rescue Criteria

We also conducted a pre-specified exploratory analysis of the SOL-1 data in which we applied the SOL-R trial protocol rescue criteria, which are designed to align more closely with real-world clinical practice as compared to the protocol rescue criteria in the SOL-1 trial. The SOL-R trial protocol has established rescue criteria of >5 ETDRS letter loss in BCVA plus a ≥75 μm increase in CSFT. When applied to the SOL-1 trial results, AXPAXLI demonstrated a 77.1% rescue-free rate at Week 24. Week 24 was selected as the timepoint for this analysis to align with the re-dosing interval being used in the SOL-R trial. The SOL-R trial's streamlined rescue criteria reflect our strategic design decision to more closely replicate real-world clinical practice, and we believe the complementary designs of the SOL-1 and SOL-R trials, taken together, are intended to provide physicians with a comprehensive picture of the durability, flexibility, and repeatability of AXPAXLI across a range of dosing intervals and patient populations.

The SOL-R Trial

We are also conducting the SOL-R trial, a repeat-dosing registrational Phase 3 clinical trial to evaluate the non-inferiority of AXPAXLI 450 μg dosed every 24 weeks for the treatment of wet AMD compared to aflibercept 2 mg dosed on-label every eight weeks. The SOL-R trial includes sites located in the U.S., Argentina, India, and Australia. The SOL-R trial is designed as a multi-center, double-masked, randomized (2:2:1), three-arm trial requiring subjects that were either treatment naïve or have been diagnosed with wet AMD in the study eye within about four months prior to screening. To qualify for screening in the SOL-R trial, a subject’s study eye must have had a BCVA of at least 34 ETDRS letters (approximately 20/200 Snellen equivalent vision).

Over the six month screening and lead-in period prior to Baseline (Day 1) randomization, enrolled subjects were given three screening doses and two loading doses of any anti-VEGF therapy, excluding brolucizumab-dbll, and monitored to exclude subjects demonstrating early persistent fluid or significant retinal fluid fluctuations. Subjects maintaining a CSFT of no greater than 350 microns at Weeks -12 and -8, and not experiencing a CSFT increase of greater than 35 microns at Week -8 from their lowest CSFT at any prior visit, then received two loading doses of aflibercept 2 mg at Weeks -8 and -4 prior to randomization on Day 1.

Subjects in the first arm of the SOL-R trial received a single dose of AXPAXLI 450 μg at Day 1 and are re-dosed with AXPAXLI 450 μg at Weeks 24, 48, and 72. Subjects in the second arm received aflibercept 2 mg on Day 1 and per label every eight weeks thereafter. Subjects in the third arm received a single dose of aflibercept 8 mg at Day 1 and are re-dosed at Weeks 24, 48, and 72. Subjects will be followed for safety until Week 96. Trial subjects and designated trial personnel will remain masked through the end of Week 96.

The primary endpoint of the SOL-R trial is to demonstrate non-inferiority in mean BCVA change from baseline between the AXPAXLI and on-label aflibercept 2 mg arms at Week 56. The third arm (aflibercept 8 mg) of the SOL-R trial, which has only been included for masking purposes, is not part of the non-inferiority analysis. Based on FDA guidance, the non-inferiority margin for the lower bound for the trial has been established at -4.5 letters of mean BCVA.

In a written Type C response received in August 2024, and a subsequent written response received in December 2024, the FDA agreed that the SOL-R repeat dosing wet AMD trial, with a primary endpoint at Week 56, should be appropriate as an adequate and well-controlled trial in support of a potential new drug application, or NDA, and for a potential product label for AXPAXLI for the treatment of wet AMD. The FDA also noted that the use of one superiority trial and one non-inferiority trial is generally acceptable as the basis of an eventual NDA in wet AMD.

On November 4, 2025, we announced that the SOL-R trial achieved its randomization target of 555 subjects. We continued to allow randomization of previously enrolled subjects that were still in the loading phase when we achieved target randomization to maintain our commitment to both patients and investigators. We have now completed randomization of the SOL-R trial with a total of 631 subjects randomized. Subject retention in the SOL-R trial remains high. Topline data for the SOL-R trial are expected to be available in the first quarter of 2027.

The SOL-X Trial

In April 2026, the first patient was enrolled in the SOL-X trial, a multi-center, open-label, long-term safety extension clinical trial to evaluate subjects who have completed their two-year safety follow-up visits in either the SOL-1 or SOL-R trial for an additional three years. The primary objectives of the SOL-X trial are to evaluate the long-term safety of AXPAXLI; to explore long-term visual outcomes, including visual acuity and the incidence and/or progression of fibrosis and macular atrophy; and to evaluate the impact of delayed initiation of AXPAXLI in patients who initially were randomized to receive aflibercept in either the SOL-1 or SOL-R trial. Subjects enrolled in the SOL-X trial will receive AXPAXLI 450 μg every 24 weeks and are to be evaluated at Week 4, Week 12, and every 12 weeks thereafter.

Plans for Registration

We plan to submit an NDA with the FDA for marketing approval of AXPAXLI for the treatment of wet AMD based on the Week 52 data from the SOL-1 trial, subject to ongoing formal discussions with the FDA. Because axitinib is FDA-approved for non-ophthalmic indications, we plan to leverage the 505(b)(2) NDA review pathway which has the potential to shorten the review timeline for AXPAXLI by up to two months compared to the traditional review pathway for new molecular entities. If approved, AXPAXLI would be the first tyrosine kinase inhibitor commercialized for the treatment of wet AMD. AXPAXLI has the potential to receive a superiority label as compared to a single injection of anti-VEGF, with redosing potentially as infrequently, if approved, as every 12 months, based on the SOL-1 trial results. We will continue to conduct the SOL-R trial as planned, with topline data expected in the first quarter of 2027.

AXPAXLI for Diabetic Eye Disease

Diabetic Retinopathy Program Highlights

In September 2025, we announced plans for two superiority registrational trials of AXPAXLI for the treatment of NPDR, which we refer to as the HELIOS-2 and HELIOS-3 trials. We plan to target a broad label in diabetic retinopathy, or DR, by including subjects with non-center-involved diabetic macular edema, or non-CI-DME.

The potential HELIOS-2 trial and the ongoing HELIOS-3 trial are designed to leverage a novel ordinal primary endpoint of 2 or more steps on the diabetic retinopathy severity scale, or DRSS. Historically, DR trials have relied on binary endpoints measuring either an improvement of 2 or more steps in DRSS or the prevention of a 2 or more step DRSS worsening. The HELIOS program is the first time an ordinal endpoint is being used in a DR trial, which means the statistical analysis will measure changes across the DRSS spectrum, including disease improvement, stability, and worsening. These are all clinically meaningful measures for retina specialists in the context of a disease that gets progressively worse if untreated. The use of the novel ordinal endpoint means that every patient will contribute data to the statistical analysis, allowing for a smaller trial size to achieve statistically significant outcomes relative to the size required for a binary analysis. We believe the ordinal DRSS endpoint enables a higher probability of success with smaller, shorter, more relevant, and less expensive trials, relative to other potential endpoints.

In August 2025, we received written agreement regarding the overall design of the HELIOS-2 clinical trial, including the proposed novel ordinal endpoint and statistical analysis plan, from the FDA under an SPA agreement.

The HELIOS-3 Trial

On November 24, 2025, we announced that the first subject in the HELIOS-3 trial was randomized. The ongoing HELIOS-3 trial is evaluating the safety and efficacy of AXPAXLI and is intended to randomize approximately 930 subjects with moderately severe to severe NPDR without center-involved diabetic macular edema, or CI-DME. The HELIOS-3 trial is a multi-center, double-masked, randomized (1:1:1), three-arm superiority trial comparing two dosing regimens of AXPAXLI 450 μg to a sham comparator.

In February 2026, we amended the HELIOS-3 trial protocol to, among other things, extend the primary endpoint assessment from Week 52 to Week 56, update the subject assessment schedule to approximately every four weeks through Week 56 and every eight weeks thereafter through Week 96. The primary endpoint of the HELIOS-3 clinical trial is subjects' ordinal 2-step DRSS change status from baseline, comparing whether subjects have experienced at least a two-step improvement, at least a two-step worsening, or less than a two-step change in either direction, assessed at Week 56.

Eligible subjects in the HELIOS-3 trial are randomized as follows: subjects in the first arm will receive a single injection of AXPAXLI 450 μg at Day 1 and will be re-dosed with AXPAXLI 450 μg at Weeks 24, 48 and 72; subjects in the second arm will receive a single injection of AXPAXLI 450 μg at Day 1 and Week 48, and a sham injection at Weeks 24, and 72; and subjects in the third arm will receive sham injections at Day 1, and Weeks 24, 48 and 72. Subjects will be assessed every four weeks through Week 56, and every eight weeks thereafter through Week 96. The study subjects and designated trial personnel will remain masked through the end of Week 96.

The HELIOS-2 Trial

Our potential second Phase 3 trial for the treatment of diabetic retinal disease, HELIOS-2, has not yet been initiated.

The HELIOS-2 trial is designed to evaluate the safety and efficacy of AXPAXLI in approximately 432 subjects with moderately severe to severe NPDR without CI-DME. This multi-center, double-masked, superiority trial is designed to randomize subjects (1:1), in parallel-groups comparing a single injection of AXPAXLI 450 μg to a single injection of ranibizumab 0.3 mg. We expect that this trial would also include subjects with non-CI-DME.

According to the planned trial design, eligible subjects in the HELIOS-2 trial would be randomized to receive either a single dose of AXPAXLI 450 μg or a single dose of ranibizumab 0.3mg. At Week 52, all subjects would be re-dosed with their respective initial assigned study treatments at Day 1. Subjects would be assessed monthly through Year 1 and every other month thereafter for safety through the end of Year 2. Subjects and designated trial personnel would remain masked through the end of Year 2.

The primary endpoint of the HELIOS-2 trial would be identical to the primary endpoint of the HELIOS-3 trial, subjects' ordinal 2-step DRSS change status from baseline, but would be assessed at Week 52.

Commercial

Our net product revenue is generated from the sale of DEXTENZA to specialty distributors, or SDs, for resale to certain ambulatory surgery centers, or ASCs, certain hospital outpatient departments, or HOPDs, and certain physicians’ offices, and from the direct sale by us to ASCs and physicians’ offices, or Direct Sales.

Our net product revenue was $10.8 million for the three months ended March 31, 2026, reflecting an increase of $0.2 million or 1.9% over the three months ended March 31, 2025, as unit growth was partially offset by increased year over year gross to net adjustments and increases in OID following a price increase implemented in the second quarter of 2025.

Demand for DEXTENZA is determined by In-Market Sales, defined as unit sales from the SDs to ASCs, HOPDs, and physicians’ offices, and Direct Sales. We recorded In-Market Sales of approximately 42,000 units in the three months ended March 31, 2026, an increase of approximately 2,000 units compared to the three months ended March 31, 2025. Differences between In-Market Sales figures and the number of units of DEXTENZA sold by us to SDs and through Direct Sales as included in net product revenue recognized in our unaudited condensed consolidated financial statements are attributable to distributor stocking patterns. For the remainder of 2026, we expect to see continued revenue growth from increased sales efforts directed toward HOPDs, partially offset by a slightly higher gross to net adjustments based on the increases in OID described above.

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

Operating Expenses

Cost of Product Revenue

Cost of product revenue consists primarily of costs of DEXTENZA product revenue, which include:

●	Direct materials costs;
●	Royalties;
●	Direct labor, which includes employee-related expenses, including salaries, related benefits and payroll taxes, and stock-based compensation expense for employees engaged in the production process;
●	Manufacturing overhead costs, which includes rent, depreciation, and indirect labor costs associated with the production process;
●	Transportation costs; and
●	Cost of scrap material.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

●	expenses incurred in connection with the clinical trials of our product candidates, including expenses associated with the investigative sites that conduct our clinical trials and other agreements with contract research organizations, or CROs;
●	employee-related expenses, including salaries, related benefits and payroll taxes, travel and stock-based compensation expense for employees engaged in research and development, clinical and regulatory and other related functions;
●	expenses relating to regulatory activities, including filing fees paid to the FDA for our submissions for product approvals;
●	expenses associated with developing our pre-commercial manufacturing capabilities and manufacturing clinical study materials;
●	ongoing research and development activities relating to our core bioresorbable hydrogel technology and improvements to this technology;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies;
●	costs relating to the supply and manufacturing of product inventory, prior to approval by the FDA or other regulatory agencies of our products; and
●	expenses associated with preclinical development activities.

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

Interest Expense. Interest expense is incurred on our debt. In August 2023, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility, or the Barings Credit Facility, in the aggregate principal amount of $82.5 million. For the three months ended March 31, 2026 and 2025, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal).

Change in Fair Value of Derivative Liabilities. In August 2023, in connection with entering into the Barings Credit Agreement, we identified an embedded derivative liability, which we were required to measure at fair value at inception and then are required to measure at the end of each reporting period until the embedded derivative is settled. The change in fair value of any derivative liabilities are recorded through the unaudited condensed consolidated statements of operations and comprehensive loss and are presented under the caption “change in fair value of derivative liabilities”.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Increase
	2026	2025	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$10,785	$10,634	$151
Collaboration revenue	—	64	(64)
Total revenue, net	10,785	10,698	87
Costs and operating expenses:
Cost of product revenue	1,329	1,262	67
Research and development	66,213	42,857	23,356
Selling and marketing	16,577	14,148	2,429
General and administrative	20,006	16,348	3,658
Total costs and operating expenses	104,125	74,615	29,510
Loss from operations	(93,340)	(63,917)	(29,423)
Other income (expense):
Interest income	6,050	3,826	2,224
Interest expense	(2,777)	(2,984)	207
Change in fair value of derivative liabilities	1,455	(978)	2,433
Total other income (expense), net	4,728	(136)	4,864
Net loss	$(88,612)	$(64,053)	$(24,559)

Product Revenue, net

Our product revenue, net, was $10.8 million and $10.6 million for the three months ended March 31, 2026 and 2025, respectively, reflecting an increase of $0.2 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total GTN Provisions for the three months ended March 31, 2026 and 2025 were 54.1% and 49.4%, respectively, of gross DEXTENZA product sales. We are required to estimate the expected GTN Provisions when we sell DEXTENZA to SDs, ASCs and physicians’ offices and accrue for them at that time. We adjust the OID, a significant component of the GTN Provisions for DEXTENZA from time to time and typically on a quarterly basis as part of our overall pricing strategy. The actual OID amounts are generally determined at the time of resale by SDs or direct sales to ASCs or physicians’ offices by us. Compared to the three months ended March 31, 2025, the GTN Provisions relative to gross DEXTENZA product sales increased during the three months ended March 31, 2026, primarily as a result of the changes in the OID. We expect that GTN Provisions relative to gross DEXTENZA product sales will remain at this increased level or may increase further, for the remainder of 2026 and beyond.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase
	2026	2025	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI	$42,460	$24,647	$17,813
OTX-TIC	1	168	(167)
DEXTENZA	757	714	43
OTX-DED	—	5	(5)
Preclinical programs	—	2	(2)
Unallocated expenses:
Personnel costs (including stock-based compensation)	18,433	12,001	6,432
All other costs	4,562	5,320	(758)
Total research and development expenses	$66,213	$42,857	$23,356

Research and development expenses were $66.2 million and $42.9 million for the three months ended March 31, 2026 and 2025, respectively, reflecting an increase of $23.4 million year-over-year. Within research and development expenses, expenses for clinical programs increased $17.7 million, unallocated expenses increased $5.7 million, and expenses for preclinical programs remained constant.

For the three months ended March 31, 2026, we incurred $43.2 million in direct research and development expenses for our products and product candidates compared to $25.5 million for the three months ended March 31, 2025. The increase of $17.7 million is related to timing and scale of our various clinical trials for our product candidates, including the progression of the SOL-1, SOL-R, SOL-X and HELIOS-3 clinical trials as well as a one-time cost and the disposal of fixed assets as we transitioned back to the two-piece injector used in the SOL-1 trial to support a potential NDA filing based on SOL-1 Week 52 data.

We expect that direct research and development expenses for our products and product candidates will continue to increase significantly for the remainder of 2026 and beyond as we prepare for the planned NDA submission for AXPAXLI for wet AMD, progress the SOL-R trial toward topline data expected in the first quarter of 2027, enroll additional patients in the SOL-X and HELIOS-3 trials; and perform increased registration-enabling manufacturing scale-up activities for AXPAXLI. We expect that personnel costs will continue to increase for the remainder of 2026 and beyond as we plan to hire additional personnel to support our planned clinical trials, NDA preparation activities, and pre-commercial manufacturing scale-up.

Selling and Marketing Expenses

Selling and marketing expenses were $16.6 million and $14.1 million for the three months ended March 31, 2026 and 2025, respectively, reflecting an increase of $2.5 million year-over-year.

The increase is due to an increase in personnel-related costs, including stock-based compensation, of $2.0 million, primarily reflecting the expansion of our pre-commercial team to prepare for a potential AXPAXLI wet AMD launch; an increase in professional fees of $0.1 million, including costs related to our corporate branding; and an increase in facility-related and other costs of $0.4 million with the associated headcount expansion.

We expect our selling and marketing expenses to increase for the remainder of 2026 and beyond as we continue to invest in additional AXPAXLI pre-launch activities and support ongoing DEXTENZA commercialization efforts.

General and Administrative Expenses

General and administrative expenses were $20.0 million and $16.3 million for the three months ended March 31, 2026 and 2025, respectively, reflecting an increase of $3.7 million year-over-year.

The increase was due to an increase in personnel-related costs, including stock-based compensation, of $2.6 million, an increase in facility-related and other costs of $0.2 million, and an increase in professional fees of $0.9 million.

We anticipate that our general and administrative expenses will increase for the remainder of 2026 and beyond, as we continue to further strengthen operations and processes that support our clinical trials of AXPAXLI, including the SOL-1 trial, the SOL-R trial, the SOL-X trial and the HELIOS-3 trial.

Other Income (Expense), Net

Interest Income. Interest income was $6.1 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively, reflecting an increase of $2.3 million year-over-year. The increase is attributable primarily to a higher average balance of interest-generating cash and cash equivalents as a result of our October 2025 equity financing.

Interest Expense. Interest expense was $2.8 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively, reflecting a decrease of $0.2 million year-over-year.

Change in Fair Value of Derivative Liabilities. We recognized a net gain from the change in fair value of our derivative liability related to the Barings Credit Agreement of $1.5 million for the three months ended March 31, 2026. We recognized a net loss from the change in fair value of our derivative liability related to the Barings Credit Agreement of $1.0 million for the three months ended March 31, 2025. The net gain for the three months ended March 31, 2026 is comprised of a non-cash gain of $1.8 million from the change in the fair value of the derivative liability, partially offset by an expense of $0.4 million related to DEXTENZA royalty fees under the Barings Credit Agreement that we paid or accrued. The net loss for the three months ended March 31, 2025 is comprised of a non-cash loss of $0.6 million from the change in the fair value of the derivative liability and an expense of $0.4 million expense related to royalty fees under the Barings Credit Agreement that we paid or accrued. We cannot predict how the fair value of the derivative liability related to the Barings Credit Agreement will change in the remainder of 2026 and beyond.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our preferred stock, public offerings and private placements of our common stock and pre-funded warrants to purchase our common stock, borrowings under credit facilities, private placements of our convertible notes, and sales of our products.

As of March 31, 2026, we had cash and cash equivalents of $666.7 million, and outstanding notes payable with a principal amount of $82.5 million par value under the Barings Credit Facility.

In October 2025, we completed an underwritten offering of 37,909,018 shares of our common stock, resulting in net proceeds to us of $445.6 million after deducting underwriting discounts and commissions and other offering expenses.

In August 2021, we entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock from time to time through Jefferies, acting as agent. In November 2023, we filed a prospectus in connection with the 2021 Sales Agreement for the issuance and sale of common stock having an aggregate offering price of up to $100.0 million thereunder. In June 2025, we sold 11,548,364 shares of our common stock under the 2021 Sales Agreement, resulting in gross proceeds to us of $96.8 million and net proceeds, after accounting for issuance costs, of $94.0 million. We did not sell any shares of our common stock under the 2021 Sales Agreement for the three months ended March 31, 2026.

In February 2024, we sold 32,413,560 shares of our common stock at $7.52 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 10,805,957 shares of our common stock at a price of $7.519 per pre-funded warrant for total net proceeds of approximately $316.4 million, after deducting placement agent fees and other offering expenses, in a private placement. Each pre-funded warrant that remains outstanding has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until exercised in full. During the three months ended March 31, 2026, pre-funded warrants to purchase 1,749,453 shares of our common stock were exercised via cashless exercise for 1,749,300 shares of our common stock. As of March 31, 2026, 5,818,592 pre-funded warrants remained outstanding.

In August 2023, we borrowed $82.5 million under the Barings Credit Facility and received proceeds of $77.3 million, after the application of an original issue discount and fees.

Funding Requirements

We have a history of incurring significant operating losses. Our net losses were $88.6 million for the three months ended March 31, 2026, and $265.9 million, $193.5 million, and $80.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of March 31, 2026, we had an accumulated deficit of $1,245.6 million.

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development, specifically the SOL-1, SOL-R, SOL-X and HELIOS-3 trials; if and as we initiate new clinical trials, including the potential HELIOS-2 trial; and as we support the commercialization of DEXTENZA and the potential commercialization of AXPAXLI and our other product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue our ongoing registrational programs, including the SOL registrational program of AXPAXLI for the treatment of wet AMD, and the HELIOS registrational program of AXPAXLI for the treatment of diabetic retinal disease, including NPDR;
●	continue our ongoing SOL-X trial, our long-term extension study of AXPAXLI for the treatment of wet AMD;
●	initiate any additional clinical trials we might determine in the future to conduct for our product candidates;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	scale up our sales, marketing and distribution capabilities to prepare for commercialization of any product candidates for which we intend to obtain marketing approval;
●	continue to monitor subjects according to the applicable clinical trial protocols, or prepare submission documentation such as clinical study reports, for our clinical trials that have been completed;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development
●	continue to commercialize DEXTENZA in the United States;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, quality assurance, financial, administrative and management systems and personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings;
●	make investments to improve our defenses against cybersecurity threats and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

The amount and timing of these expenses determine our future capital requirements.

Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of March 31, 2026, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2028. Although we believe our current and available cash resources are sufficient to fund the potential approval of AXPAXLI for the treatment of wet AMD by the FDA, additional funding will likely be required to support the commercialization of AXPAXLI, if approved. These estimates are subject to various assumptions, including assumptions as to the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, the timing of commencement of dosing and enrollment of our clinical trials, the progress of our manufacturing validation and scale-up and other aspects of our business. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the progress, costs and outcomes of our ongoing SOL and HELIOS registrational programs of AXPAXLI for the treatment of wet AMD and for the treatment of diabetic retinal disease, including NPDR, respectively;
●	the timing, scope, progress, costs and outcome of our SOL-X trial, our long-term extension study of AXPAXLI for the treatment of wet AMD;
●	the costs, timing and outcome of regulatory review of AXPAXLI or our other product candidates by the FDA, the European Medicines Agency, or EMA, or other regulatory authorities;
●	the scope, progress, costs and outcome of preclinical development and any additional clinical trials we might determine in the future to conduct for our other product candidates, including OTX-TIC for the reduction of intraocular pressure in patients with OAG or OHT;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any of our product candidates for which we obtain marketing approval in the future, such as AXPAXLI, including potential cost increases due to inflation;
●	the costs of developing, validating and scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we may obtain marketing approval, including AXPAXLI, and expansion of our manufacturing facilities to accommodate this scale up and any corresponding growth in personnel;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future, such as AXPAXLI, and the level of third-party reimbursement of such products;
●	cost increases due to inflation;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2026	2025
Cash used in operating activities	$(65,993)	$(44,671)
Cash used in investing activities	(4,662)	(1,933)
Cash provided by financing activities	294	4,183
Net (decrease) increase in cash and cash equivalents	$(70,361)	$(42,421)

Operating activities. Net cash used in operating activities was $66.0 million for the three months ended March 31, 2026, primarily resulting from our net loss of $88.6 million, partially offset by non-cash adjustments of $21.7 million and net favorable changes in operating assets and liabilities of $1.0 million. Our net loss was attributed to operating expenses of $104.1 million, which we incurred for research and development activities, selling and marketing activities, general and administrative activities, and cost of product revenue, and net non-operating income of $4.7 million, partially offset by $10.8 million of net revenue. Non-cash adjustments primarily include stock-based compensation expense of $15.6 million, non-cash interest expense of $1.4 million, depreciation and amortization expense of $1.3 million, loss on disposal of equipment of $4.9 million, and a net non-cash gain related to changes in the fair value of our derivative liability of $1.5 million. Net cash provided by net favorable changes in our operating assets and liabilities during the three months ended March 31, 2026 consisted primarily of increases of prepaid expenses and other current assets of $0.4 million, decreases of accounts receivable, net, of $6.3 million, resulting primarily from decreased sales of DEXTENZA, and decreases of accrued expenses of $8.4 million, resulting primarily from the payout of accrued bonus compensation in the first quarter of 2026, partially offset by other changes, net, of $3.5 million.

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

Investing activities. Net cash used in investing activities was $4.7 million for the three months ended March 31, 2026, consisting of cash used to purchase property and equipment and leasehold improvements. Net cash used in investing activities was $1.9 million for the three months ended March 31, 2025, consisting of cash used to purchase property and equipment, primarily consisting of leasehold improvements.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2026 was $0.3 million and consisted of total net proceeds from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2025 was $4.2 million and consisted of total net proceeds from the exercise of stock options.

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$8,910	$4,031	3,506	1,373	—
Barings Credit Agreement	82,474	—	—	82,474	—
Total	$91,384	$4,031	$3,506	$83,847	$—

The table above includes our enforceable and legally binding obligations and future commitments at March 31, 2026, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at March 31, 2026. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

We enter into contracts in the normal course of business to assist in the performance of our research and development activities, including agreements with clinical research organizations regarding the SOL-1 trial, the SOL-R trial, the SOL-X trial, and the HELIOS-3 trial, and other services and products for operating purposes. These contracts generally provide for termination on notice and therefore are cancelable contracts which are not included in contractual obligations and commitments.

Operating lease commitments represent payments due under our leases of office, laboratory and manufacturing space in Bedford, Massachusetts, which expire in July 2027, July 2028, and March 2031, and leases of equipment that expire between 2026 and 2028.

In January 2026, we entered into a sublease for office space at 14 Crosby Drive in Bedford, Massachusetts, which now serves as our corporate headquarters. The sublease expires March 30, 2031. We are obligated to pay monthly fixed rent commencing March 1, 2026, following a two-month rent-free period, at rates subject to annual escalation over the lease term, in addition to our proportionate share of operating cost and real estate tax increases above a 2026 base year and all utilities for the subleased premises. Aggregate undiscounted fixed rent payments remaining under this sublease as of March 31, 2026 are approximately $3.3 million.

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

We define our critical accounting policies as those accounting policies that require us to make subjective estimates and judgments about matters that are uncertain and have had or are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those policies. Our critical accounting policies, which relate to revenue recognition and our derivative liabilities, are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 5, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2026, we had cash and cash equivalents of $666.7 million, which includes cash in operating bank accounts and investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest-rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

As of March 31, 2026, we had a secured term loan facility with a principal amount of $82.5 million under a credit and security agreement with Barings Finance LLC and the lenders party thereto, or the Barings Credit Agreement. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of March 31, 2026, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

We account for the obligation to pay royalty fees embedded in the Barings Credit Agreement as a separate financial instrument, measured at fair value, using a Monte Carlo simulation, which we refer to as the Royalty Fee Derivative Liability. As of March 31, 2026, the Royalty Fee Derivative Liability was valued at $12.1 million. As of March 31, 2026, a 10% increase or decrease of the interest rate used in the valuation model would not have a material effect on the fair value of the Royalty Fee Derivative Liability. Changes in the fair value of the Royalty Fee Derivative Liability have no impact on anticipated cash outflows related to this liability.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our principal executive officer and our principal financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

EyePoint Litigation

On March 20, 2026, plaintiff EyePoint, Inc. filed a lawsuit against us in Middlesex County Superior Court of Massachusetts. The plaintiff alleges that we have made certain false and defamatory statements about EyePoint and its DURAVYU product candidate. The complaint asserts counts of (1) defamation; (2) commercial disparagement; (3) unfair or deceptive practices in violation of Massachusetts General Laws c. 93A, §§ 2, 11; and (4) tortious interference with advantageous business relations. The plaintiff is seeking, among other things, injunctive relief, damages, and attorneys’ fees.

On March 23, 2026, EyePoint filed a Motion for Temporary Restraining Order and Preliminary Injunction, seeking, among other things, to enjoin us from disseminating allegedly false and misleading statements. On April 13, 2026, the court denied the plaintiff’s motion for temporary restraining order. A hearing on the plaintiff’s motion for preliminary injunction is scheduled to be held on May 5, 2026.

We intend to vigorously defend this case. However, we cannot provide any assurance as to the outcome of this matter and cannot predict with any degree of certainty the extent of any potential liability.

Item 1A. Risk Factors.

We are subject to a number of risks that could materially and adversely affect our business, financial condition, and results of operations and future growth prospects, including those identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission, or SEC, on February 5, 2026, which we refer to as our Annual Report on Form 10-K. Any of the risks and uncertainties described in our Annual Report on Form 10-K could materially and adversely affect our business, financial condition, results of operations and future growth prospects, and such risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
David Robinson (Global Chief Commercial Officer)	Adoption (January 26, 2026)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all RSUs that have or may be granted	Sale	Until final settlement of any covered RSUs	Indeterminable (1)

(1)	The number of shares subject to covered RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. This trading arrangement, which applies to RSUs that have or may be granted, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.1	Amendment No. 5 to 2019 Inducement Stock Incentive Plan	S-8	333-293220	2/5/2026	99.6

10.2	Sublease Agreement, by and between Quanterix Corporation and the Registrant, dated as of January 1, 2026					X

10.3	Employment Agreement by and between the Registrant and David Robinson, dated as of January 20, 2026					X

10.4	Employment Agreement by and between the Registrant and Jason S. Robins, dated as of April 15, 2026					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: May 5, 2026	By:	/s/ Jason S. Robins
Jason S. Robins
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)