Form 10-Q
period 2026-06-30
OCULAR THERAPEUTIX, INC
filed 2026-08-03
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 219,615,868 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing registrational clinical trials, including our Phase 3 clinical trial of AXPAXLI for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 trial; our repeat-dosing study of AXPAXLI for the treatment of wet AMD, which we refer to as the SOL-R trial; our long-term extension study for AXPAXLI for the treatment of wet AMD, which we refer to as the SOL-X trial; and our Phase 3 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS-3 trial;
●	any additional clinical trials we might determine in the future to conduct for AXPAXLI or any other product candidate we determine to develop;
●	determining our next steps for our product candidate OTX-TIC for the treatment of patients with open-angle glaucoma, or OAG, or ocular hypertension, or OHT;
●	our plans and strategies to develop and seek regulatory approval for and commercialize AXPAXLI, OTX-TIC and any other product candidates that we might develop based on our proprietary bioresorbable hydrogel-based formulation technology ELUTYX, including our plans to submit a new drug application for AXPAXLI for the treatment of wet AMD based on the SOL-1 trial Week 52 data, interim safety data from the SOL-R trial and confirmatory evidence;
●	our commercialization, marketing and manufacturing plans, capabilities and strategy, including our commercialization efforts for our product DEXTENZA;
●	our ability to manufacture DEXTENZA and any of our product candidates, including AXPAXLI, in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and any of our product candidates, including AXPAXLI;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	the potential for us to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of AXPAXLI and any of our other product candidates as well as DEXTENZA;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;

●	our estimates regarding the market opportunity for AXPAXLI and any of our other product candidates as well as DEXTENZA;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future, including AXPAXLI;
●	our intellectual property position;
●	the impact of government laws and regulations; and
●	the outcome of any legal proceedings that have been or may be instituted against us, including the litigation brought against us by EyePoint, Inc.

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

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$598,641	$737,060
Accounts receivable, net	30,261	30,650
Inventory	3,826	3,564
Prepaid expenses and other current assets	11,699	10,855
Total current assets	644,427	782,129
Property and equipment, net	19,456	19,676
Restricted cash	1,614	1,614
Operating lease assets	5,820	4,638
Total assets	$671,317	$808,057
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,996	$4,154
Accrued expenses and other current liabilities	39,056	43,835
Operating lease liabilities	3,122	2,817
Total current liabilities	49,174	50,806
Other liabilities:
Operating lease liabilities, net of current portion	3,466	2,815
Derivative liability	10,910	13,903
Deferred revenue	14,000	14,000
Notes payable, net	72,795	71,336
Other non-current liabilities	931	887
Total liabilities	151,276	153,747
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 and 400,000,000 shares authorized and 219,589,303 and 215,927,600 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	22	22
Additional paid-in capital	1,844,417	1,811,311
Accumulated deficit	(1,324,398)	(1,157,023)
Total stockholders’ equity	520,041	654,310
Total liabilities and stockholders’ equity	$671,317	$808,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$13,475	$13,395	$24,260	$24,028
Collaboration revenue	—	64	—	128
Total revenue, net	13,475	13,459	24,260	24,156
Costs and operating expenses:
Cost of product revenue	2,011	1,944	3,340	3,206
Research and development	54,138	51,081	120,351	93,938
Selling and marketing	17,276	13,729	33,853	27,877
General and administrative	22,159	14,346	42,166	30,694
Total costs and operating expenses	95,584	81,100	199,710	155,715
Loss from operations	(82,109)	(67,641)	(175,450)	(131,559)
Other income (expense):
Interest income	5,449	3,455	11,500	7,282
Interest expense	(2,792)	(3,016)	(5,569)	(6,000)
Change in fair value of derivative liabilities	689	(641)	2,144	(1,619)
Gain on sale of property and equipment	—	29	—	29
Total other income (expense), net	3,346	(173)	8,075	(308)
Net loss	$(78,763)	$(67,814)	$(167,375)	$(131,867)
Net loss per share, basic	$(0.35)	$(0.39)	$(0.75)	$(0.77)
Weighted average common shares outstanding, basic	224,952,428	172,594,662	224,528,253	171,004,629
Net loss per share, diluted	$(0.35)	$(0.39)	$(0.75)	$(0.77)
Weighted average common shares outstanding, diluted	224,952,428	172,594,662	224,528,253	171,004,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(167,375)	$(131,867)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	30,231	20,134
Non-cash interest expense	2,021	2,144
Change in fair value of derivative liabilities	(2,144)	1,619
Depreciation and amortization expense	3,134	2,007
Loss (gain) on disposal of items of property and equipment	4,866	(29)
Changes in operating assets and liabilities:
Accounts receivable, net	389	1,976
Prepaid expenses and other current assets	(844)	4,983
Inventory	(262)	1
Accounts payable	3,915	1,738
Operating lease assets	(1,182)	62
Accrued expenses	(6,970)	(2,304)
Deferred revenue	—	(128)
Operating lease liabilities	956	(245)
Net cash used in operating activities	(133,265)	(99,909)
Cash flows from investing activities:
Purchases of property and equipment	(8,029)	(3,178)
Proceeds from sales of property and equipment	—	130
Net cash used in investing activities	(8,029)	(3,048)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,973	7,251
Proceeds from issuance of common stock pursuant to employee stock purchase plan	902	713
Proceeds from issuance of common stock upon public offering, net of issuance costs	—	94,025
Net cash provided by financing activities	2,875	101,989
Net decrease in cash, cash equivalents and restricted cash	(138,419)	(968)
Cash, cash equivalents and restricted cash at beginning of period	738,674	393,716
Cash, cash equivalents and restricted cash at end of period	$600,255	$392,748
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,363	$4,448
Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$2,512	$—
Additions to property and equipment included in accounts payable and accrued expenses	$730	$123
Receivables from exercise of stock options included in prepaid expenses and other current assets	$—	$316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2025	215,927,600	$22	$1,811,311	$(1,157,023)	$654,310
Issuance of common stock upon exercise of stock options	50,379	—	294	—	294
Issuance of common stock upon vesting of restricted stock units	1,169,636	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	1,749,300	—	—	—	—
Stock-based compensation expense	—	—	15,582	—	15,582
Net loss	—	—	—	(88,612)	(88,612)
Balances at March 31, 2026	218,896,915	$22	$1,827,187	$(1,245,635)	$581,574
Issuance of common stock upon exercise of stock options	291,329	—	1,679	—	1,679
Issuance of common stock in connection with employee stock purchase plan	107,981	—	902	—	902
Issuance of common stock upon vesting of restricted stock units	293,078	—	—	—	—
Stock-based compensation expense	—	—	14,649	—	14,649
Net loss	—	—	—	(78,763)	(78,763)
Balances at June 30, 2026	219,589,303	$22	$1,844,417	$(1,324,398)	$520,041

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

Ocular Therapeutix, Inc.

Notes to the Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business

Ocular Therapeutix, Inc. (the “Company”) was incorporated on September 12, 2006 under the laws of the State of Delaware. The Company is an integrated biopharmaceutical company committed to redefining the retina experience. AXPAXLI (also known as OTX-TKI) is the Company’s investigational, bioresorbable, intravitreal hydrogel incorporating axitinib, a small molecule, multi-target, tyrosine kinase inhibitor with anti-angiogenic properties. AXPAXLI is based on the Company’s proprietary ELUTYX hydrogel-based formulation technology. AXPAXLI is currently being evaluated in a Phase 3 registrational program for wet age-related macular degeneration (“wet AMD”), and a Phase 3 registrational program for diabetic retinal disease, including non-proliferative diabetic retinopathy (“NPDR”).

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

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of June 30, 2026, the Company had an accumulated deficit of $1,324,398. Based on its current operating plan which includes estimates of anticipated cash inflows from existing product sales and cash outflows from operating expenses and capital expenditures, the Company believes that its existing cash and cash equivalents of $598,641 as of June 30, 2026, will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these unaudited condensed consolidated financial statements while the Company observes a minimum liquidity covenant of $20,000 in its credit facility (Note 7).

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2025 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 5, 2026. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025 have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

Royalties paid under the Incept License Agreement related to product sales (the “Incept Royalties”) were $324 and $721 for the three and six months ended June 30, 2026, respectively, and $319 and $830 for the three and six months ended June 30, 2025, respectively. The Incept Royalties are charged to cost of product revenue when accrued.

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

The Company recognized collaboration revenue related to its performance obligation regarding the conduct of a Phase 2 clinical trial of OTX-TIC (the “Phase 2 Clinical Trial of OTX-TIC performance obligation”) of $64 and $128 for the three and six months ended June 30, 2025, respectively.

As of June 30, 2025, the Company recognized the full amount of the transaction price that was allocated to the Phase 2 Clinical Trial of OTX-TIC performance obligation as collaboration revenue as the respective performance obligation was fully satisfied at that date.

Deferred revenue activity for the six months ended June 30, 2026, was as follows:

Deferred revenue at December 31, 2025	$14,000
Amounts recognized into revenue	—
Deferred revenue at June 30, 2026	$14,000

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

A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statement of cash flows is as follows:

	June 30,	June 30,
	2026	2025
Cash and cash equivalents	$598,641	$391,134
Restricted cash (non-current)	1,614	1,614
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$600,255	$392,748

The Company's restricted cash as of June 30, 2026 and 2025 consisted of $1,500 in a collateral money market account and $114 for a letter of credit both established in connection with the Company’s real estate leases.

5. Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$256	$202
Work-in-process	1,124	1,721
Finished goods	2,446	1,641
	$3,826	$3,564

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued payroll and related expenses	$14,170	$17,971
Accrued research and development expenses	10,527	14,726
Accrued rebates and programs	6,604	6,245
Accrued professional fees	4,408	2,223
Accrued other	2,634	1,916
Accrued interest payable on Barings Credit Facility (Note 9)	713	754
	$39,056	$43,835

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

A summary of the Barings Credit Facility at June 30, 2026 and December 31, 2025 is as follows:

	June 30,	December 31,
	2026	2025
Barings Credit Facility	$82,474	82,474
Less: unamortized discount	(9,679)	(11,138)
Total	$72,795	71,336

As of June 30, 2026, the full principal for the Barings Credit Facility of $82,474 was due for repayment in 2029.

8. Derivative Liability

Barings Credit Agreement

The Barings Credit Agreement (Note 7) contains the embedded Barings Royalty Fee Obligation, which meets the criteria to be bifurcated and accounted for separately from the Barings Credit Facility (the “Royalty Fee Derivative Liability”). The Royalty Fee Derivative Liability was recorded at fair value upon entering into the Barings Credit Facility and is subsequently remeasured to fair value at each reporting period.

The Royalty Fee Derivative Liability was initially valued and is remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis with the embedded Barings Royalty Fee Obligation and then valuing the instrument without the embedded Barings Royalty Fee Obligation. Royalty payments are estimated using a Monte Carlo simulation. Refer to Note 9 for details regarding the determination of fair value of the Royalty Fee Derivative Liability.

A roll-forward of the Royalty Fee Derivative Liability is as follows:

As of
Balance at December 31, 2025	$13,903
Change in fair value	(2,993)
Balance at June 30, 2026	$10,910

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

Three specialty distributor customers accounted for the following percentages of the Company’s total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Customer 1	43%	40%	41%	41%
Customer 2	25	26	26	26
Customer 3	6	10	7	9

Three specialty distributor customers accounted for the following percentages of the Company’s accounts receivable, net:

	As of
	June 30,	December 31,
	2026	2025
Customer 1	41%	47%
Customer 2	29	25
Customer 3	7	10

Change in Fair Value of Derivative Liabilities

Other income (expenses) from the change in the fair values of derivative liabilities as presented on the Company’s consolidated statements of operations and comprehensive loss includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Change in the fair value of Royalty Fee Derivative Liability	1,161	(172)	2,993	(778)
Barings Royalty Fee	(472)	(469)	(849)	(841)
Total	$689	$(641)	$2,144	$(1,619)

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	June 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$585,463	$—	$—	$585,463

Liability:
Derivative liability	$—	$—	$10,910	$10,910

	Fair Value Measurements as of
	December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$722,002	$—	$—	$722,002

Liability:
Derivative liability	$—	$—	$13,903	$13,903

Barings Credit Agreement and Royalty Fee Derivative Liability

At June 30, 2026, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $73,508, comprised of the $72,795 non-current liability (Note 7) and $713 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $78,946 at June 30, 2026.

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

The main inputs to valuing the Royalty Fee Derivative Liability are as follows:

	As of
	June 30,	December 31,
	2026	2025
Revenue volatility	63.6%	62.0%
Revenue discount rate	14.5%	14.0%

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

During the three and six months ended June 30, 2026, Pre-Funded Warrants to purchase zero and 1,749,453 shares of the Company’s common stock, respectively, were exercised via cashless exercise for zero and 1,749,300 shares of the Company’s common stock, respectively.

During the three and six months ended June 30, 2025, Pre-Funded Warrants to purchase 1,092,273 and 1,092,273 shares of the Company’s common stock, respectively, were exercised via cashless exercise for 1,092,148 and 1,092,148 shares of the Company’s common stock, respectively.

As of June 30, 2026, 5,818,592 Pre-Funded Warrants remained outstanding.

11. Stock-Based Awards

For the three and six months ended June 30, 2026, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the Amended and Restated 2014 Employee Stock Purchase Plan (the “ESPP”) (collectively, the “Stock Plans”). The 2021 Plan and the 2019 Inducement

Plan provide for the grant of non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock appreciation rights and other stock-based awards. The 2021 Plan also provides for the grant of incentive stock options.

The terms and conditions of the Stock Plans are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 5, 2026. Subsequent updates to the Stock Plans during the six months ended June 30, 2026 are as follows:

2019 Plan — On February 4, 2026, the Company's board of directors amended the 2019 Inducement Plan to increase the aggregate number of shares issuable thereunder from 6,054,000 to 7,028,000 shares of common stock.

2021 Plan — On June 10, 2026, the Company’s stockholders approved an amendment to the 2021 Plan to increase the aggregate number of shares of common stock issuable thereunder by 10,000,000 shares of common stock.

As of June 30, 2026, 11,932,484, 454,699, and 2,075,397 shares of common stock remained available for issuance under the 2021 Plan, the 2019 Inducement Plan, and the ESPP, respectively.

Stock options, RSUs and PSUs

During the three and six months ended June 30, 2026, the Company granted options to purchase 987,074 and 5,927,103 shares of common stock, respectively, at a weighted exercise price of $8.99 and $11.23 per share, respectively. Of these, options to purchase 317,249 and 4,767,253 shares of common stock, respectively, were granted under the 2021 Plan, and options to purchase 669,825 and 1,159,850 shares of common stock, respectively, were granted under the 2019 Inducement Plan.

During the three and six months ended June 30, 2026, the Company granted 488,816 and 2,126,884 RSUs, respectively. Of these, 267,291 and 1,744,784 RSUs, respectively, were granted under the 2021 Plan and 221,525 and 382,100 RSUs, respectively, were granted under the 2019 Inducement Plan. Each RSU is settleable for one share of common stock upon vesting.

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

During the three and six months ended June 30, 2026, 1,483,502 and 1,903,178 stock options, respectively, and 135,856 and 188,322 RSUs, respectively, expired or were forfeited.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options, RSUs and PSUs in the following expense categories of its unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$5,165	$3,350	$10,622	$6,368
Selling and marketing	1,926	1,068	4,163	2,245
General and administrative	7,558	5,260	15,446	11,521
	$14,649	$9,678	$30,231	$20,134

As of June 30, 2026, the Company had an aggregate of $105,025 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.41 years.

12. Net Loss Per Share

Basic net loss per share was calculated as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(78,763)	$(67,814)	$(167,375)	$(131,867)
Denominator:
Weighted average common shares outstanding, basic	224,952,428	172,594,662	224,528,253	171,004,629
Net loss per share - basic	$(0.35)	$(0.39)	$(0.75)	$(0.77)

For the three and six months ended June 30, 2026 and 2025, respectively, there was no dilutive impact from potentially issuable common shares. Therefore, diluted net loss per share was the same as basic net loss per share. As of June 30, 2026 and June 30, 2025, 5,818,592 and 9,713,684, respectively, outstanding Pre-Funded Warrants (Note 10) are included in the calculation of basic and diluted net loss per share.

The Company excluded the following potentially issuable common shares, outstanding as of June 30, 2026 and 2025, respectively, from the computation of diluted net loss per share for the three and six months ended June 30, 2026 and 2025, respectively, because they had an anti-dilutive impact:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Options to purchase common stock	25,570,034	23,538,091	25,570,034	23,538,091
RSUs	4,835,219	4,870,747	4,835,219	4,870,747
PSUs	1,500,000	1,500,000	1,500,000	1,500,000
	31,905,253	29,908,838	31,905,253	29,908,838

13. Segment Reporting

The Company operates as a single operating segment. Its operations consist of developing and commercializing innovative therapies for retinal diseases and other eye conditions based on its ELUTYX proprietary bioresorbable hydrogel-based formulation technology.

Resources are allocated and performance is assessed by the Company’s Chief Executive Officer and the Company’s Chief Operating Officer, who the Company has determined to be, collectively, the Company’s Chief Operating Decision Maker (“CODM”).

The accounting policies for the Company’s one segment are the same as those described in Note 2. The CODM evaluates the performance of its one segment and allocates resources based on Net Loss.

The following table provides information about the Company’s single segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$13,475	$13,459	$24,260	$24,156
Cost of product revenue	2,011	1,944	3,340	3,206
Research and development (a)
Direct program expenses
AXPAXLI	28,756	33,158	71,216	57,613
Other clinical and preclinical programs	716	1,001	1,475	2,081
Unallocated expenses
Personnel costs	13,538	9,350	26,514	18,689
All other costs	2,081	2,039	3,890	4,925
Selling and marketing (a)	15,079	12,477	29,153	25,251
General and administrative (a)	14,416	8,649	26,022	18,301
Facilities (b)	2,487	1,777	4,758	3,508
Stock-based compensation	14,649	9,678	30,231	20,134
Depreciation	1,851	1,027	3,111	2,007
Interest income	5,449	3,455	11,500	7,282
Interest expense	(2,792)	(3,016)	(5,569)	(6,000)
Other non-operating items	689	(612)	2,144	(1,590)
Net loss	$(78,763)	$(67,814)	$(167,375)	$(131,867)

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

On March 23, 2026, EyePoint filed a Motion for Temporary Restraining Order and Preliminary Injunction, seeking, among other things, to enjoin the Company from disseminating allegedly false and misleading statements. On April 13, 2026, the court denied the plaintiff’s motion for temporary restraining order. A hearing on the plaintiff’s motion for preliminary injunction was held on May 5, 2026, and July 7, 2026. The court has yet to rule on EyePoint’s motion for preliminary injunction.

The Company has assessed and evaluated the matter under ASC 450, Contingencies, and, based on its current assessment, has determined no accrual associated with the matter has been incurred as of June 30, 2026.

The Company does not currently believe that the legal matter discussed above will have a material adverse effect on its financial position or liquidity. However, the outcome is inherently unpredictable and subject to significant uncertainties. There can be no assurance that there will not be an increase in the scope of this pending matter.

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

15. Related Party Transactions

The Company has engaged Boston Image Reading Center LLC (“BIRC”) to provide certain clinical development-related services. Nadia Waheed, M.D. M.P.H., the Company’s Chief Medical Officer, is a Director of BIRC. For the three and six months ended June 30, 2026, the Company incurred fees for clinical development-related services rendered by BIRC of $34 and $179, respectively. For the three and six months ended June 30, 2025, the Company incurred fees for clinical development-related services rendered by BIRC of $4 and $25, respectively. As of June 30, 2026 and December 31, 2025, there was $0 and $126 recorded in accounts payable for BIRC, respectively. As of June 30, 2026 and December 31, 2025, there was $17 and $590 recorded in accrued expenses for BIRC, respectively. The Company engages BIRC in the ordinary course of our business on an arm's length basis.

Jeffrey Heier, M.D., the Company’s Chief Scientific Officer, and Peter Kaiser, M.D., the Company’s Chief Development Officer, are each a shareholder of i2Vision, Inc. The Company had engaged i2Vision to provide services with respect to the clinical advancement of AXPAXLI. For the three and six months ended June 30, 2026, no costs for services rendered by i2Vision were incurred. For the three months ended June 30, 2025, the Company incurred fees and expenses related to services provided by i2Vision of $43. For the six months ended June 30, 2025, the Company recorded a net credit for fees and expenses related to services rendered by i2Vision that were previously recorded as expense of $(121).

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

Overview

Our Company

We are an integrated biopharmaceutical company committed to redefining the retina experience. AXPAXLI, also known as OTX-TKI, is our investigational, bioresorbable, intravitreal hydrogel incorporating axitinib, a small molecule, multi-target, tyrosine kinase inhibitor with anti-angiogenic properties. AXPAXLI is based on our proprietary ELUTYX hydrogel-based formulation technology. AXPAXLI is currently being evaluated in a Phase 3 registrational program for wet age-related macular degeneration, or wet AMD, which we refer to as the SOL program. AXPAXLI is currently also being evaluated in a Phase 3 registrational program for diabetic retinal disease, including non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS program.

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

Key Business and Financial Developments

AXPAXLI for Wet AMD

The SOL-1 Trial

The SOL-1 trial is a prospective, multi-center, double-masked, randomized (1:1), parallel-group, two-arm superiority trial to assess the safety and efficacy of a single injection of AXPAXLI with a drug load of 450 µg of axitinib, or AXPAXLI 450 µg, compared with a single injection of aflibercept 2 mg, in subjects with wet AMD up to Week 52 and repeat-dosing thereafter. We are conducting the SOL-1 trial in accordance with a special protocol assessment, or SPA, agreement with the FDA.

The SOL-1 trial involves more than 100 trial sites located in the United States and Argentina. The primary endpoint of the SOL-1 trial is the proportion of subjects who maintained visual acuity at Week 36. One of the key secondary endpoints is the proportion of subjects who maintained visual acuity measured at Week 52. Subjects who were successfully randomized are assessed every month and will receive a supplemental dose of aflibercept 2 mg as needed based on pre-specified criteria. At Weeks 52 and 76, all subjects, including subjects who previously received supplemental rescue treatment, are to be re-dosed with their respective initial treatment of either a single injection of AXPAXLI 450 μg in the investigational arm or a single injection of aflibercept 2 mg in the control arm. In accordance with the trial design, subjects will be followed for safety, and subjects and designated trial personnel will remain masked, through Week 104.

In December 2024, we completed the randomization of 344 subjects with a diagnosis of wet AMD in the study eye at screening in the SOL-1 trial. Under the trial protocol, subjects were eligible for enrollment in the SOL-1 trial if they were treatment-naïve for wet AMD in the study eye; had central subfield thickness, or CSFT, of less than or equal to 500 microns; and had a Best Corrected Visual Acuity, or BCVA, of at least 54 letters as measured by the Early Treatment of Diabetic Retinopathy Study, or ETDRS, letters chart (approximately 20/80 Snellen equivalent vision). After initial screening, every enrolled subject received two aflibercept 2 mg loading doses between the screening visit and Day 1: one at Week -8 and another at Week -4. Subjects reaching either a BCVA of greater than or equal to 84 ETDRS letters (approximately 20/20 Snellen equivalent vision) or experiencing an improvement of at least 10 ETDRS letters with a reduction in CSFT to no greater than 350 microns in the study eye after these injections were randomized in the trial on Day 1 (Baseline).

In February 2026, we announced positive topline Week 52 results for the SOL-1 trial. AXPAXLI met its primary endpoint with statistical significance. The proportion of subjects who maintained visual acuity, defined as a loss of fewer than 15 ETDRS letters from baseline, at Week 36 was 74.1% in the AXPAXLI arm compared to 55.8% in the aflibercept 2 mg arm, with a risk difference of 17.5% and a p-value of 0.0006 per the pre-specified statistical model, and with an observed difference of 18.3%. The risk difference is the difference in the probability of maintaining vision in the treatment arm compared to the control arm as per the pre-specified statistical model. The observed difference is the numerical difference of the observed event rate between the two arms.

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

Plans for Registration

After aligning with the FDA at a Type C meeting held in May 2026 as to our submission plan, we anticipate submitting a new drug application, or NDA, to the FDA for marketing approval of AXPAXLI for the treatment of wet AMD during the fourth quarter of 2026. The NDA is expected to include the Week 52 efficacy and safety data from the SOL-1 trial, together with interim Week 52 safety data for a subset of subjects in the SOL-R trial and confirmatory evidence. To provide safety information for a minimum of 300 subjects in the aggregate with at least one year of treatment with AXPAXLI in accordance with FDA guidance and to supplement the 170 subjects who received AXPAXLI in the SOL-1 trial, we plan to conduct an interim safety analysis of the SOL-R trial during the fourth quarter of 2026 assessing all subjects who have completed the Week 52 time point at the time of analysis. SOL-R efficacy data is not part of our planned NDA submission.

We plan to hold a pre-NDA meeting during the third quarter of 2026 to align with the FDA on the format and content for our planned NDA submission. At the standard 120-day safety update following the submission of our NDA, we plan to submit Year 2 safety data from the SOL-1 trial to the FDA to support the potential inclusion of repeat dosing on a label for AXPAXLI, if approved. Based on the SOL-1 trial results, we believe AXPAXLI has the potential to receive a superiority label as compared to a single injection of aflibercept 2 mg, with redosing potentially as infrequently as every 12 months, if approved.

Because axitinib is FDA-approved for non-ophthalmic indications, we plan to leverage the 505(b)(2) NDA review pathway which has the potential to shorten the review timeline for AXPAXLI by up to two months as compared to the traditional review pathway for new molecular entities. If approved, AXPAXLI would be the first tyrosine kinase inhibitor commercialized for the treatment of wet AMD.

The SOL-R Trial

We are also conducting the SOL-R trial, a repeat-dosing Phase 3 clinical trial to evaluate the non-inferiority of AXPAXLI 450 μg dosed every 24 weeks for the treatment of wet AMD compared to aflibercept 2 mg dosed on-label every eight weeks. The SOL-R trial includes sites located in the U.S., Argentina, India, and Australia. The SOL-R trial is designed as a multi-center, double-masked, randomized (2:2:1), three-arm trial requiring subjects that were either treatment naïve or have been diagnosed with wet AMD in the study eye within about four months prior to screening. To qualify for screening in the SOL-R trial, a subject’s study eye must have had a BCVA of at least 34 ETDRS letters (approximately 20/200 Snellen equivalent vision).

Over the six month screening and lead-in period prior to Baseline (Day 1) randomization, enrolled subjects were given three screening doses of any anti-VEGF therapy, excluding brolucizumab-dbll, and two monthly loading doses of aflibercept 2 mg prior to Day 1, and monitored to exclude subjects demonstrating early persistent fluid or significant retinal fluid fluctuations. Subjects maintaining a CSFT of no greater than 350 microns at Weeks -12 and -8, and not experiencing a CSFT increase of greater than 35 microns at Week -8 from their lowest CSFT at any prior visit, received these loading doses at Weeks -8 and -4 prior to randomization on Day 1.

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

The primary endpoint of the SOL-R trial is to demonstrate non-inferiority in mean BCVA change from baseline between the AXPAXLI and on-label aflibercept 2 mg arms at Week 56. The third arm (aflibercept 8 mg) of the SOL-R trial is not part of the non-inferiority analysis at Week 56. Based on FDA guidance, the non-inferiority margin for the lower bound for the trial has been established at -4.5 letters of mean BCVA.

We are amending the trial protocol to add a new key secondary endpoint to evaluate the superiority of AXPAXLI to aflibercept (8 mg) at Week 96. Subjects in the third arm of the SOL-R trial receive aflibercept (8 mg) every 24 weeks, matching the same dosing cadence as the AXPAXLI arm. This new key secondary endpoint will be evaluated at Week 96 to align as closely as possible with the aflibercept (8 mg) Year 2 approved dosing interval, which was recently expanded to up to every five months after one year of treatment. To further assess differentiation from aflibercept (2 mg), dosed every eight weeks in the SOL-R trial, we also intend to evaluate the prevention of fibrosis and atrophy through secondary endpoints at Week 96 with the goal of expanding a potential AXPAXLI label in the future. We expect that the new key secondary superiority endpoint and secondary fibrosis and atrophy endpoints have the potential to establish AXPAXLI as a best-in-disease agent for wet AMD and to further support our efforts to obtain broad global regulatory approvals and adoption of AXPAXLI if approved.

In November 2025, we announced that the SOL-R trial achieved its randomization target of 555 subjects. We continued to allow randomization of previously enrolled subjects that were still in the loading phase when we achieved target randomization to maintain our commitment to both subjects and investigators. We have now completed randomization of the SOL-R trial with a total of 640 subjects randomized. Subject retention in the SOL-R trial remains high. Topline data for the SOL-R trial are expected to be available in the first quarter of 2028.

As discussed above under “Plans for Registration”, we plan to conduct an interim safety analysis of the SOL-R trial in the fourth quarter of 2026 to provide Week 52 safety data on subjects dosed with AXPAXLI in the trial in support of our NDA for AXPAXLI for the treatment of wet AMD. All data other than safety data for the interim analysis population will remain masked following the interim analysis, and SOL-R will incur a 0.0001 alpha penalty in connection with its primary statistical analysis as a result of conducting the interim analysis. The SOL-R primary endpoint of non-inferiority in mean BCVA change from baseline between the AXPAXLI and on-label aflibercept (2 mg)

arms at Week 56 remains unchanged. We have no plans to enroll additional subjects in SOL-R and are amending the trial protocol to extend sponsor masking through Week 96 to evaluate the new secondary endpoints described above.

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

In August 2025, we received written agreement regarding the overall design of the HELIOS-2 clinical trial, including a proposed novel ordinal endpoint and statistical analysis plan, from the FDA under an SPA agreement. The SPA agreement for HELIOS-2 informed our design of the HELIOS-3 trial, as both trials were designed to use the same ordinal endpoint.

We have now streamlined our diabetic retinopathy, or DR, program to prioritize a single global registrational superiority study, the HELIOS-3 trial. Based on the strength of the SOL-1 trial data and prior data from our Phase 1 clinical trial of AXPAXLI for the treatment of NPDR (HELIOS-1), along with emerging market research indicating a strong physician preference for a once-yearly treatment paradigm in DR, we are advancing the HELIOS-3 trial as a superiority trial evaluating AXPAXLI dosed every 12 months versus sham. We expect this focused approach will preserve our ability to achieve global regulatory objectives and maximize the commercial opportunity for AXPAXLI in DR. The trial is intended to support a broad DR label, including patients with non-center-involved diabetic macular edema.

The HELIOS-3 Trial

In November 2025, we announced that the first subject in the HELIOS-3 trial was randomized. As initially designed, the HELIOS-3 trial was intended to randomize approximately 930 subjects with moderately severe to severe NPDR without center-involved diabetic macular edema and was designed to be a multi-center, double-masked, randomized (1:1:1), three-arm superiority trial comparing two dosing regimens of AXPAXLI 450 μg to a sham comparator. In June 2026, we amended the HELIOS-3 trial to eliminate the arm dosing AXPAXLI every 24 weeks and reduce the overall number of subjects intended for enrollment to approximately 620 subjects.

In the HELIOS-3 trial, NPDR subjects receive either AXPAXLI or a sham injection at randomization and again at Week 48. The primary endpoint is an ordinal 2-step change status in diabetic retinopathy severity scale, or DRSS, from baseline at Week 56. The HELIOS program is the first time an ordinal endpoint is being used in a DR trial, which means the statistical analysis will measure changes across the DRSS spectrum, including disease improvement, stability, and worsening. These are all clinically meaningful measures for retina specialists in the context of a disease that gets progressively worse if untreated. The use of the novel ordinal endpoint means that every patient will contribute data to the statistical analysis, allowing for a smaller trial size to achieve statistically significant outcomes relative to the size required for a binary analysis. We believe the ordinal DRSS endpoint enables a higher probability of success with smaller, shorter, more relevant, and less expensive trials, relative to other potential endpoints.

Commercial

Our net product revenue is generated from the sale of DEXTENZA to specialty distributors, or SDs, for resale to certain ambulatory surgery centers, or ASCs, certain hospital outpatient departments, or HOPDs, and certain physicians’ offices, and from the direct sale by us to ASCs and physicians’ offices, or Direct Sales.

Our net product revenue was $13.5 million for the three months ended June 30, 2026, reflecting an increase of $0.1 million or 0.7% over the three months ended June 30, 2025. Our net product revenue was $24.3 million for the six months ended June 30, 2026, reflecting an increase of $0.3 million or 1.3% over the six months ended June 30, 2025, as unit growth was offset by increased year-over-year gross to net adjustments including increases in off-invoice discounts, or OIDs, following a price increase implemented in the second quarter of 2025.

Demand for DEXTENZA is determined by In-Market Sales, defined as unit sales from the SDs to ASCs, HOPDs, and physicians’ offices, and Direct Sales. We recorded In-Market Sales of approximately 50,000 units in the three months ended June 30, 2026, an increase of approximately 8,000 units compared to the three months ended March 31, 2026, reflecting seasonal ordering patterns. Differences between In-Market Sales figures and the number of units of DEXTENZA sold by us to SDs and through Direct Sales as included in net product revenue recognized in our unaudited condensed consolidated financial statements are attributable to distributor stocking patterns. For the remainder of 2026, we expect to see continued revenue growth from increased sales efforts directed toward HOPDs, partially offset by higher gross to net adjustments based on the increases in OIDs described above.

Components of our Financial Performance

Revenue

We record DEXTENZA product sales net of applicable reserves for variable consideration, including OIDs, estimated chargebacks, rebates, distribution fees, product returns, and other incentives. Collectively, these discounts, allowances and other reserves are generally referred to as gross-to-net provisions, or GTN Provisions.

Operating Expenses

Cost of Product Revenue

Cost of product revenue consists primarily of costs of DEXTENZA product revenue, which include:

●	Direct materials costs;
●	Royalties;
●	Direct labor, which includes employee-related expenses, including salaries, related benefits and payroll taxes, and stock-based compensation expense for employees engaged in the production process;
●	Manufacturing overhead costs, which includes rent, depreciation, and indirect labor costs associated with the production process;
●	Transportation costs; and
●	Cost of scrap material.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

●	expenses incurred in connection with the clinical trials of our product candidates, including expenses associated with the investigative sites that conduct our clinical trials and other agreements with contract research organizations, or CROs;
●	employee-related expenses, including salaries, related benefits and payroll taxes, travel and stock-based compensation expense for employees engaged in research and development, clinical and regulatory and other related functions;
●	expenses relating to regulatory activities, including filing fees paid to the FDA for our submissions for product approvals;
●	expenses associated with developing our pre-commercial manufacturing capabilities, including qualification and validation, and manufacturing clinical study materials;
●	costs relating to the supply and manufacture of product inventory, prior to approval by the FDA or other regulatory agencies of our products;
●	ongoing research and development activities relating to our core bioresorbable hydrogel technology and improvements to this technology;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies; and
●	expenses associated with preclinical development activities.

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

Interest Expense. Interest expense is incurred on our debt. In August 2023, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility, or the Barings Credit Facility, in the aggregate principal amount of $82.5 million. For the three and six months ended June 30, 2026 and 2025, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal).

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:
	Three Months Ended
	June 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$13,475	$13,395	$80
Collaboration revenue	—	64	(64)
Total revenue, net	13,475	13,459	16
Costs and operating expenses:
Cost of product revenue	2,011	1,944	67
Research and development	54,138	51,081	3,057
Selling and marketing	17,276	13,729	3,547
General and administrative	22,159	14,346	7,813
Total costs and operating expenses	95,584	81,100	14,484
Loss from operations	(82,109)	(67,641)	(14,468)
Other income (expense):
Interest income	5,449	3,455	1,994
Interest expense	(2,792)	(3,016)	224
Change in fair value of derivative liabilities	689	(641)	1,330
Gain on sale of property and equipment	—	29	(29)
Total other income (expense), net	3,346	(173)	3,519
Net loss	$(78,763)	$(67,814)	$(10,949)

Product Revenue, net

Our product revenue, net, was $13.5 million and $13.4 million for the three months ended June 30, 2026 and 2025, respectively, reflecting an increase of $0.1 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total GTN Provisions for the three months ended June 30, 2026 and 2025 were 55.0% and 51.7%, respectively, of gross DEXTENZA product sales. We are required to estimate the expected GTN Provisions when we sell DEXTENZA to SDs, ASCs and physicians’ offices and accrue for them at that time. We adjust the OID, a significant component of the GTN Provisions for DEXTENZA from time to time and typically on a quarterly basis as part of our overall pricing strategy. The actual OID amounts are generally determined at the time of resale by SDs or direct sales to ASCs or physicians’ offices by us.

Compared to the three months ended June 30, 2025, the GTN Provisions relative to gross DEXTENZA product sales increased during the three months ended June 30, 2026, primarily as a result of the changes in the OID. We expect that GTN Provisions relative to gross DEXTENZA product sales will remain at this increased level or may increase further, for the remainder of 2026 and beyond.

Collaboration Revenue

We did not recognize any collaboration revenue during the three months ended June 30, 2026. During the three months ended June 30, 2025, we recognized $0.1 million of collaboration revenue related to the performance obligation under our license agreement with AffaMed Therapeutics Limited, or AffaMed, to conduct a Phase 2 clinical trial of OTX-TIC. We do not expect to recognize additional collaboration revenue for the remainder of 2026, as we have fully satisfied this performance obligation.

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI	$28,756	$33,193	$(4,437)
OTX-TIC	16	249	(233)
DEXTENZA	699	716	(17)
OTX-DED	1	1	—
Unallocated expenses:
Personnel costs (including stock-based compensation)	18,703	12,700	6,003
All other costs	5,963	4,222	1,741
Total research and development expenses	$54,138	$51,081	$3,057

Research and development expenses were $54.1 million and $51.1 million for the three months ended June 30, 2026 and 2025, respectively, reflecting an increase of $3.0 million year-over-year.

Within research and development expenses, our expenses for unallocated expenses increased $7.8 million, offset, in part, by a decrease in expenses for clinical programs of $4.7 million.

For the three months ended June 30, 2026, we incurred $29.5 million in direct research and development expenses for our products and product candidates compared to $34.1 million for the three months ended June 30, 2025. The decrease of $4.6 million is related to timing and scale of our various clinical trials for our product candidates, including the progression of the SOL-1, SOL-R, SOL-X and HELIOS-3 clinical trials.

We expect that direct research and development expenses for our products and product candidates will increase for the remainder of 2026 and beyond as we prepare for the planned NDA submission for AXPAXLI for wet AMD, progress the SOL-R trial toward topline data expected in the first quarter of 2028, enroll additional patients in the SOL-X and HELIOS-3 trials, and perform increased registration-enabling manufacturing scale-up activities for AXPAXLI. We expect that personnel costs will continue to increase for the remainder of 2026 and beyond as we plan to hire additional personnel to support our planned clinical trials, NDA preparation activities, and pre-commercial manufacturing scale-up.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$11,017	$7,986	$3,031
Professional fees	4,559	4,224	335
Facility-related and other	1,700	1,519	181
Total selling and marketing expenses	$17,276	$13,729	$3,547

Selling and marketing expenses were $17.3 million and $13.7 million for the three months ended June 30, 2026 and 2025, respectively, reflecting an increase of $3.5 million year-over-year.

The increase is due to an increase in personnel-related costs, including stock-based compensation, of $3.0 million, primarily reflecting the expansion of our pre-commercial team to prepare for a potential AXPAXLI wet AMD launch; an increase in professional fees of $0.3 million, including costs related to our corporate branding and launch planning; and an increase in facility-related and other costs of $0.2 million with the associated headcount expansion.

We expect our selling and marketing expenses to increase for the remainder of 2026 and beyond as we continue to invest in additional AXPAXLI launch planning activities and support ongoing DEXTENZA commercialization efforts.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$13,578	$9,444	$4,134
Professional fees	5,877	3,402	2,475
Facility-related and other	2,704	1,500	1,204
Total general and administrative expenses	$22,159	$14,346	$7,813

General and administrative expenses were $22.2 million and $14.3 million for the three months ended June 30, 2026 and 2025, respectively, reflecting an increase of $7.8 million year-over-year.

The increase was due to an increase in personnel-related costs, including stock-based compensation, of $4.1 million, an increase in professional fees of $2.5 million, and an increase in facility-related and other costs of $1.2 million.

We anticipate that our general and administrative expenses will increase for the remainder of 2026 and beyond, as we continue to further strengthen operations and processes that support our clinical trials of AXPAXLI, including the SOL-1 trial, the SOL-R trial, the SOL-X trial and the HELIOS-3 trial.

Other Income (Expense), Net

Interest Income. Interest income was $5.4 million and $3.5 million for the three months ended June 30, 2026 and 2025, respectively, reflecting an increase of $1.9 million year-over-year. The increase is attributable primarily to a higher average balance of interest-generating cash and cash equivalents as a result of our October 2025 equity financing.

Interest Expense. Interest expense was $2.8 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively, reflecting a decrease of $0.2 million year-over-year.

Change in Fair Value of Derivative Liabilities. We recognized a net gain from the change in fair value of our derivative liability related to the Barings Credit Agreement of $0.7 million for the three months ended June 30, 2026. We recognized a net loss from the change in fair value of our derivative liability related to the Barings Credit Agreement of $0.6 million for the three months ended June 30, 2025.

The net gain for the three months ended June 30, 2026 is comprised of a non-cash gain of $1.2 million from the change in the fair value of the derivative liability, partially offset by an expense of $0.5 million related to DEXTENZA royalty fees under the Barings Credit Agreement that we paid or accrued.

The net loss for the three months ended June 30, 2025 is comprised of a non-cash loss of $0.2 million from the change in the fair value of the derivative liability and an expense of $0.5 million expense related to royalty fees under the Barings Credit Agreement that we paid or accrued.

We cannot predict how the fair value of the derivative liability related to the Barings Credit Agreement will change in the remainder of 2026 and beyond.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$24,260	$24,028	$232
Collaboration revenue	—	128	(128)
Total revenue, net	24,260	24,156	104
Costs and operating expenses:
Cost of product revenue	3,340	3,206	134
Research and development	120,351	93,938	26,413
Selling and marketing	33,853	27,877	5,976
General and administrative	42,166	30,694	11,472
Total costs and operating expenses	199,710	155,715	43,995
Loss from operations	(175,450)	(131,559)	(43,891)
Other income (expense):
Interest income	11,500	7,282	4,218
Interest expense	(5,569)	(6,000)	431
Change in fair value of derivative liabilities	2,144	(1,619)	3,763
Gain on sale of property and equipment	—	29	(29)
Total other income (expense), net	8,075	(308)	8,383
Net loss	$(167,375)	$(131,867)	$(35,508)

Product Revenue, net

Our product revenue, net was $24.3 million and $24.0 million for the six months ended June 30, 2026 and 2025, respectively, reflecting an increase of $0.3 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total GTN Provisions for the six months ended June 30, 2026 and 2025 were 54.6% and 50.7%, respectively, of gross DEXTENZA product sales. Compared to the six months ended June 30, 2025, the GTN Provisions relative to gross DEXTENZA product sales increased during the six months ended June 30, 2026, primarily as a result of the changes in the OID. We expect that GTN Provisions, relative to gross DEXTENZA product sales, will remain at this increased level or may increase further, for the remainder of 2026 and beyond.

Collaboration Revenue

We did not recognize any collaboration revenue during the six months ended June 30, 2026. Our collaboration revenue was $0.1 million for the six months ended June 30, 2025. All of our collaboration revenue was attributable to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC. We do not expect to recognize additional collaboration revenue for the remainder of 2026, as we have fully satisfied this performance obligation.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI	$71,216	$57,839	$13,377
OTX-TIC	17	416	(399)
DEXTENZA	1,456	1,430	26
OTX-DED	2	7	(5)
Preclinical programs	—	2	(2)
Unallocated expenses:
Personnel costs (including stock-based compensation)	37,136	25,057	12,079
All other costs	10,524	9,187	1,337
Total research and development expenses	$120,351	$93,938	$26,413

Research and development expenses were $120.4 million and $93.9 million for the six months ended June 30, 2026 and 2025, respectively, reflecting an increase of $26.5 million year-over-year.

Within research and development expenses, expenses for clinical programs increased $13.1 million, unallocated expenses increased $13.3 million, and expenses for preclinical programs were not material.

For the six months ended June 30, 2026, we incurred $72.7 million in direct research and development expenses for our products and product candidates compared to $59.6  million for the six months ended June 30, 2025. The increase of $13.1 million is related to timing and conduct of our various clinical trials for our product candidates, including the progression of the SOL-1, SOL-R, SOL-X and HELIOS-3 clinical trials as well as a one-time cost and the disposal of fixed assets as we transitioned back to the two-piece injector used in the SOL-1 trial to support a potential NDA filing.

We expect that direct research and development expenses for our products and product candidates will continue to increase for the remainder of 2026 and beyond as we prepare for the planned NDA submission for AXPAXLI for wet AMD, progress the SOL-R trial toward topline data expected in the first quarter of 2028, enroll additional patients in the SOL-X and HELIOS-3 trials, and perform increased registration-enabling manufacturing scale-up activities for AXPAXLI. We expect that personnel costs will continue to increase for the remainder of 2026 and beyond as we plan to hire additional personnel to support our planned clinical trials, NDA preparation activities, and pre-commercial manufacturing scale-up.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$21,713	$16,720	$4,993
Professional fees	8,470	8,075	395
Facility-related and other	3,670	3,082	588
Total selling and marketing expenses	$33,853	$27,877	$5,976

Selling and marketing expenses were $33.9 million and $27.9 million for the six months ended June 30, 2026 and 2025, respectively, reflecting an increase of $6.0 million year-over-year.

The increase was primarily due to an increase in personnel-related costs, including stock-based compensation, of $5.0 million, and costs related to the expansion of our marketing team for AXPAXLI; an increase in professional fees of $0.4 million, including costs related to our corporate branding and launch planning; and an increase in facility-related and other costs of $0.6 million.

We expect our selling and marketing expenses to increase for the remainder of 2026 and beyond as we continue to invest in additional AXPAXLI launch planning activities and support ongoing DEXTENZA commercialization efforts.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$27,140	$20,451	$6,689
Professional fees	10,379	7,002	3,377
Facility-related and other	4,647	3,241	1,406
Total general and administrative expenses	$42,166	$30,694	$11,472

General and administrative expenses were $42.2 million and $30.7 million for the six months ended June 30, 2026 and 2025, respectively, reflecting an increase of $11.5 million year-over-year.

The increase was primarily due to an increase in personnel-related costs, including stock-based compensation, of $6.7 million; an increase in professional fees of $3.4 million; and an increase in facility-related and other costs of $1.4 million. Personnel-related costs, including stock-based compensation, for the six months ended June 30, 2025 include $1.5 million related to acceleration of stock-based compensation for former executives.

We anticipate that our general and administrative expenses will increase for the remainder of 2026 and beyond, as we continue to further strengthen operations and processes that support our clinical trials of AXPAXLI, including the SOL-1 trial, the SOL-R trial, the SOL-X trial and the HELIOS-3 trial.

Other Income (Expense), Net

Interest Income. Interest income was $11.5 million and $7.3 million for the six months ended June 30, 2026 and 2025, respectively, reflecting an increase of $4.2 million year-over-year. The increase is attributable primarily to a higher average balance of interest-generating cash and cash equivalents as a result of our October 2025 equity financing.

Interest Expense. Interest expense was $5.6 million and $6.0 million for the six months ended June 30, 2026 and 2025, respectively, reflecting a decrease of $0.4 million year-over-year.

Change in Fair Value of Derivative Liabilities. We recognized a net gain from the change in fair values of our derivative liabilities of $2.1 million for the six months ended June 30, 2026. The net gain for the six months ended June 30, 2026 is comprised of a gain of $3.0 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement, and an expense of $0.8 million related to royalty fees under the Barings Credit Agreement that we paid or accrued.

We recognized a net loss from the change in fair values of our derivative liabilities of $1.6 million for the six months ended June 30, 2025. The net loss for the six months ended June 30, 2025 is comprised of a loss of $0.8 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement, and an expense of $0.8 million related to royalty fees under the Barings Credit Agreement that we paid or accrued.

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

As of June 30, 2026, we had cash and cash equivalents of $598.6 million, and outstanding notes payable with a principal amount of $82.5 million par value under the Barings Credit Facility.

In October 2025, we completed an underwritten offering of 37,909,018 shares of our common stock, resulting in net proceeds to us of $445.6 million after deducting underwriting discounts and commissions and other offering expenses.

In August 2021, we entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock from time to time through Jefferies, acting as agent. In November 2023, we filed a prospectus in connection with the 2021 Sales Agreement for the issuance and sale of common stock having an aggregate offering price of up to $100.0 million thereunder. In June 2025, we sold 11,548,364 shares of our common stock under the 2021 Sales Agreement, resulting in gross proceeds to us of $96.8 million and net proceeds, after accounting for issuance costs, of $94.0 million. We did not sell any shares of our common stock under the 2021 Sales Agreement for the six months ended June 30, 2026.

In February 2024, we sold 32,413,560 shares of our common stock at $7.52 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 10,805,957 shares of our common stock at a price of $7.519 per pre-funded warrant for total net proceeds of approximately $316.4 million, after deducting placement agent fees and other offering expenses, in a private placement. Each pre-funded warrant that remains outstanding has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until exercised in full. During the six months ended June 30, 2026, pre-funded warrants to purchase 1,749,453 shares of our common stock were exercised via cashless exercise for 1,749,300 shares of our common stock. As of June 30, 2026, 5,818,592 pre-funded warrants remained outstanding.

In August 2023, we borrowed $82.5 million under the Barings Credit Facility and received proceeds of $77.3 million, after the application of an original issue discount and fees.

Funding Requirements

We have a history of incurring significant operating losses. Our net losses were $167.4 million for the six months ended June 30, 2026, and $265.9 million, $193.5 million, and $80.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of June 30, 2026, we had an accumulated deficit of $1,324.4 million.

We expect to continue to incur losses in connection with our ongoing activities, particularly as we advance the clinical trials of our product candidates in development, specifically the SOL-1, SOL-R, SOL-X and HELIOS-3 trials; if and as we initiate new clinical trials; and as we support the commercialization of DEXTENZA and the potential commercialization of AXPAXLI and our other product candidates, subject to receiving FDA approval.

We anticipate we will incur substantial expenses if and as we:

●	continue our ongoing registrational programs, including the SOL registrational program of AXPAXLI for the treatment of wet AMD and the HELIOS registrational program of AXPAXLI for the treatment of diabetic retinal disease, including NPDR;
●	continue our ongoing SOL-X trial, our long-term extension study of AXPAXLI for the treatment of wet AMD;

●	initiate any additional clinical trials we might determine in the future to conduct for our product candidates;
●	scale up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we obtain marketing approval, and expand our facilities to accommodate this scale up and any corresponding growth in personnel;
●	scale up our sales, marketing and distribution capabilities to prepare for commercialization of any product candidates for which we intend to obtain marketing approval;
●	continue to monitor subjects according to the applicable clinical trial protocols, or prepare submission documentation such as clinical study reports, for our clinical trials that have been completed;
●	seek marketing approvals for any of our product candidates that successfully complete clinical development
●	continue to commercialize DEXTENZA in the United States;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our operational, quality assurance, financial, administrative and management systems and personnel to support our clinical development, manufacturing and commercialization efforts;
●	defend ourselves against legal proceedings, including the litigation brought against us by EyePoint, Inc.;
●	make investments to improve our defenses against cybersecurity threats and establish and maintain cybersecurity insurance;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

The amount and timing of these expenses determine our future capital requirements.

Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of June 30, 2026, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2028. Although we believe our current and available cash resources are sufficient to fund the potential FDA approval and launch of AXPAXLI for the treatment of wet AMD by the FDA, additional funding will likely be required to support the near-term commercialization of AXPAXLI, if approved. These estimates are subject to various assumptions, including assumptions as to the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, the timing of commencement of dosing and enrollment of our clinical trials, the progress of our manufacturing validation and scale-up and other aspects of our business. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the progress, costs and outcomes of our ongoing SOL and HELIOS registrational programs of AXPAXLI for the treatment of wet AMD and for the treatment of diabetic retinal disease, including NPDR, respectively;
●	the timing, scope, progress, costs and outcome of our SOL-X trial, our long-term extension study of AXPAXLI for the treatment of wet AMD;

●	the costs, timing and outcome of regulatory review of AXPAXLI or our other product candidates by the FDA, the European Medicines Agency, or EMA, or other regulatory authorities;
●	the scope, progress, costs and outcome of preclinical development and any additional clinical trials we might determine in the future to conduct for our other product candidates, including OTX-TIC for the reduction of intraocular pressure in patients with OAG or OHT;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any of our product candidates for which we obtain marketing approval in the future, such as AXPAXLI, including potential cost increases due to inflation;
●	the costs of developing, validating and scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we may obtain marketing approval, including AXPAXLI, and expansion of our manufacturing facilities to accommodate this scale up and any corresponding growth in personnel;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future, such as AXPAXLI, and the level of third-party reimbursement of such products;
●	cost increases due to inflation;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings, including the litigation brought against us by EyePoint, Inc.;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2026	2025
Cash used in operating activities	$(133,265)	$(99,909)
Cash used in investing activities	(8,029)	(3,048)
Cash provided by financing activities	2,875	101,989
Net (decrease) in cash and cash equivalents	$(138,419)	$(968)

Operating activities. Net cash used in operating activities was $133.3 million for the six months ended June 30, 2026, primarily resulting from our net loss of $167.4 million, partially offset by non-cash adjustments of $38.1 million and net unfavorable changes in operating assets and liabilities of $4.0 million. Our net loss was attributed to operating expenses of $199.7 million, which we incurred for research and development activities, selling and marketing activities, general and administrative activities, and cost of product revenue, and net non-operating income of $8.1 million, partially offset by $24.3 million of net revenue. Non-cash adjustments primarily include stock-based compensation expense of $30.2 million, non-cash interest expense of $2.0 million, depreciation and amortization expense of $3.1 million, loss on disposal of equipment of $4.9 million, offset, in part, by a net non-cash gain related to changes in the fair value of our derivative liability of $2.1 million. Net cash used by net unfavorable changes in our operating assets and liabilities during the six months ended June 30, 2026 consisted primarily of a decrease in accrued expenses of $7.0 million, an increase of prepaid expenses and other current assets of $0.8 million, and an increase of other changes, net, of $0.1 million, each partially offset by an increase of accounts payable of $3.9 million predominantly from our clinical development and research activities.

Net cash used in operating activities was $99.9 million for the six months ended June 30, 2025, primarily resulting from our net loss of $131.9 million, partially offset by non-cash adjustments of $25.9 million and net favorable changes in operating assets and liabilities of $6.1 million. Our net loss was attributed to operating expenses of $155.7 million, which we incurred for research and development activities, selling and marketing activities, general and administrative activities, and cost of product revenue, and net non-operating expenses of $0.3 million, partially offset by $24.2 million of net revenue. Non-cash adjustments primarily include stock-based compensation expense of $20.1 million, non-cash interest expense of $2.1 million, depreciation and amortization expense of $2.0 million, and a net non-cash loss related to changes in the fair value of our derivative liability of $1.6 million. Net cash provided by net favorable changes in our operating assets and liabilities during the six months ended June 30, 2025 consisted primarily of decreases of prepaid expenses and other current assets of $5.0 million, decreases of accounts receivable, net, of $2.0 million, resulting primarily from decreased sales of DEXTENZA, and increases of accounts payable of $1.7 million, partially offset by decreases of accrued expenses of $2.3 million, resulting predominantly from our clinical development activities, and other changes, net, of $0.3 million.

Investing activities. Net cash used in investing activities was $8.0 million for the six months ended June 30, 2026, consisting of cash used to purchase property and equipment and leasehold improvements. Net cash used in investing activities was $3.0 million for the six months ended June 30, 2025, consisting of cash used to purchase property and equipment and leasehold improvements of $3.2 million, partially offset by $0.1 million cash received from the sale of obsolete items of property and equipment.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2026 was $2.9 million and consisted of proceeds from the exercise of stock options of $2.0 million and proceeds from issuing shares under our Employee Stock Purchase Plan, or ESPP, of $0.9 million. Net cash provided by financing activities for the six months ended June 30, 2025 was $102.0 million and consisted of total net proceeds from the issuance of common stock under the 2021 Sales Agreement of $94.0 million, proceeds from the exercise of stock options of $7.3 million, and proceeds from issuing shares under our ESPP of $0.7 million.

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$7,889	$3,880	2,805	1,204	—
Barings Credit Agreement	82,474	—	—	82,474	—
Total	$90,363	$3,880	$2,805	$83,678	$—

The table above includes our enforceable and legally binding obligations and future commitments at June 30, 2026, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at June 30, 2026. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

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

In January 2026, we entered into a sublease for office space at 14 Crosby Drive in Bedford, Massachusetts, which now serves as our corporate headquarters. The sublease expires March 30, 2031. We are obligated to pay monthly fixed rent commencing March 1, 2026, following a two-month rent-free period, at rates subject to annual escalation over the lease term, in addition to our proportionate share of operating cost and real estate tax increases above a 2026 base year and all utilities for the subleased premises. Aggregate undiscounted fixed rent payments remaining under this sublease as of June 30, 2026 are approximately $3.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2026, we had cash and cash equivalents of $598.6 million, which includes cash in operating bank accounts and investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest-rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

As of June 30, 2026, we had a secured term loan facility with a principal amount of $82.5 million under a credit and security agreement with Barings Finance LLC and the lenders party thereto, or the Barings Credit Agreement. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of June 30, 2026, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

We account for the obligation to pay royalty fees embedded in the Barings Credit Agreement as a separate financial instrument, measured at fair value, using a Monte Carlo simulation, which we refer to as the Royalty Fee Derivative Liability. As of June 30, 2026, the Royalty Fee Derivative Liability was valued at $10.9 million. As of June 30, 2026, a 10% increase or decrease of the interest rate used in the valuation model would not have a material effect on the fair value of the Royalty Fee Derivative Liability. Changes in the fair value of the Royalty Fee Derivative Liability have no impact on anticipated cash outflows related to this liability.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our principal executive officer and our principal financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

EyePoint Litigation

On March 20, 2026, plaintiff EyePoint, Inc., which we refer to as EyePoint, filed a lawsuit against us in Middlesex County Superior Court of Massachusetts. The plaintiff alleges that we have made certain false and defamatory statements about EyePoint and its DURAVYU product candidate. The complaint asserts counts of (1) defamation; (2) commercial disparagement; (3) unfair or deceptive practices in violation of Massachusetts General Laws c. 93A, §§ 2, 11; and (4) tortious interference with advantageous business relations. The plaintiff is seeking, among other things, injunctive relief, damages, and attorneys’ fees.

On March 23, 2026, the plaintiff filed a Motion for Temporary Restraining Order and Preliminary Injunction, seeking, among other things, to enjoin us from disseminating allegedly false and misleading statements. On April 13, 2026, the court denied the plaintiff’s motion for temporary restraining order. A hearing on the plaintiff’s motion for preliminary injunction was held across May 5, 2026 and July 7, 2026. The court has not yet rendered its decision on the plaintiff’s motion for preliminary injunction.

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

During the three months ended June 30, 2026, none of our directors and officers adopted or terminated a trading arrangement for the sale or purchase of our securities that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

(1)

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.1	2021 Stock Incentive Plan, as amended					X

10.2	Employment Agreement by and between the Registrant and Jason S. Robins, dated as of April 15, 2026	10-Q	001-36554	5/5/2026	10.4

10.3	Lease Agreement dated June 17, 2016 between the WS NV 15 Crosby Drive, LLC and the Registrant					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: August 3, 2026	By:	/s/ Jason S. Robins
Jason S. Robins
Chief Financial Officer
(Principal Financial and Accounting Officer)