Form 10-Q
period 2026-09-30
OCULAR THERAPEUTIX, INC
filed 2026-11-09
CIK 1393434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, there were 220,022,840 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ongoing registrational clinical trials, including our Phase 3 clinical trial of AXPAXLI for the treatment of wet age-related macular degeneration, or wet AMD, which we refer to as the SOL-1 trial; our repeat-dosing study of AXPAXLI for the treatment of wet AMD, which we refer to as the SOL-R trial; our long-term extension study for AXPAXLI for the treatment of wet AMD, which we refer to as the SOL-X trial; and our Phase 3 clinical trial of AXPAXLI for the treatment of non-proliferative diabetic retinopathy, or NPDR, which we refer to as the HELIOS-3 trial;
●	any additional clinical trials we might determine in the future to conduct for AXPAXLI or any other product candidate we determine to develop;
●	determining our next steps for our product candidate OTX-TIC for the treatment of patients with open-angle glaucoma, or OAG, or ocular hypertension, or OHT;
●	our plans and strategies to develop and seek regulatory approval for and commercialize AXPAXLI, OTX-TIC and any other product candidates that we might develop based on our proprietary bioresorbable hydrogel-based formulation technology ELUTYX, including our plans to submit a new drug application for AXPAXLI for the treatment of wet AMD based on the SOL-1 trial Week 52 data, interim safety data from the SOL-R trial and confirmatory evidence;
●	our commercialization, marketing and manufacturing plans, capabilities and strategy, including our commercialization efforts for our product DEXTENZA;
●	our ability to manufacture DEXTENZA and any of our product candidates, including AXPAXLI, in compliance with Current Good Manufacturing Practices and in sufficient quantities for our clinical trials and commercial use;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for DEXTENZA and any of our product candidates, including AXPAXLI;
●	our estimates regarding future revenue; expenses; the sufficiency of our cash resources; our ability to fund our operating expenses, debt service obligations and capital expenditure requirements; and our needs for additional financing;
●	the potential for us to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty agreements and marketing and distribution arrangements;
●	the potential advantages of AXPAXLI and any of our other product candidates as well as DEXTENZA;
●	the rate and degree of market acceptance and clinical utility of our products;
●	our ability to secure and maintain reimbursement for our products as well as the associated procedures to insert, implant or inject our products;

●	our estimates regarding the market opportunity for AXPAXLI and any of our other product candidates as well as DEXTENZA;
●	our license agreement and collaboration with AffaMed Therapeutics Limited under which we are collaborating on the development and commercialization of DEXTENZA and our product candidate OTX-TIC in mainland China, Taiwan, Hong Kong, Macau, South Korea, and the countries of the Association of Southeast Asian Nations;
●	our capabilities and strategy, and the costs and timing of manufacturing, sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any additional products for which we may obtain marketing approval in the future, including AXPAXLI;
●	our intellectual property position; and
●	the impact of government laws and regulations.

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

Ocular Therapeutix, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$530,612	$737,060
Accounts receivable, net	31,388	30,650
Inventory	4,260	3,564
Prepaid expenses and other current assets	8,340	10,855
Total current assets	574,600	782,129
Property and equipment, net	20,281	19,676
Restricted cash	1,614	1,614
Operating lease assets	5,926	4,638
Other non-current assets	3,226	—
Total assets	$605,647	$808,057
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,745	$4,154
Accrued expenses and other current liabilities	54,440	43,835
Operating lease liabilities	2,832	2,817
Total current liabilities	63,017	50,806
Other liabilities:
Operating lease liabilities, net of current portion	3,646	2,815
Derivative liability	9,547	13,903
Deferred revenue	14,000	14,000
Notes payable, net	73,535	71,336
Other non-current liabilities	953	887
Total liabilities	164,698	153,747
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 and 400,000,000 shares authorized and 219,884,956 and 215,927,600 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	22	22
Additional paid-in capital	1,860,107	1,811,311
Accumulated deficit	(1,419,180)	(1,157,023)
Total stockholders’ equity	440,949	654,310
Total liabilities and stockholders’ equity	$605,647	$808,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$12,874	$14,544	$37,134	$38,573
Collaboration revenue	—	—	—	128
Total revenue, net	12,874	14,544	37,134	38,701
Costs and operating expenses:
Cost of product revenue	1,455	1,774	4,795	4,980
Research and development	74,787	52,358	195,138	146,296
Selling and marketing	15,658	13,088	49,511	40,965
General and administrative	18,832	16,022	60,998	46,717
Total costs and operating expenses	110,732	83,242	310,442	238,958
Loss from operations	(97,858)	(68,698)	(273,308)	(200,257)
Other income (expense):
Interest income	4,978	3,729	16,478	11,012
Interest expense	(2,814)	(3,002)	(8,383)	(9,003)
Change in fair value of derivative liabilities	912	(1,447)	3,056	(3,066)
Gain on sale of property and equipment	—	—	—	29
Total other income (expense), net	3,076	(720)	11,151	(1,028)
Net loss	$(94,782)	$(69,418)	$(262,157)	$(201,285)
Net loss per share, basic	$(0.42)	$(0.38)	$(1.17)	$(1.15)
Weighted average common shares outstanding, basic	225,515,234	183,919,808	224,860,835	175,356,729
Net loss per share, diluted	$(0.42)	$(0.38)	$(1.17)	$(1.15)
Weighted average common shares outstanding, diluted	225,515,234	183,919,808	224,860,835	175,356,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(262,157)	$(201,285)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	45,297	31,825
Non-cash interest expense	2,646	2,902
Change in fair value of derivative liabilities	(3,056)	3,066
Depreciation and amortization expense	5,565	3,076
Loss (gain) on disposal of items of property and equipment	4,866	(29)
Changes in operating assets and liabilities:
Accounts receivable, net	(738)	1,620
Prepaid expenses and other current assets	2,515	5,505
Inventory	(696)	(448)
Other non-current assets	(3,226)	—
Accounts payable	2,262	466
Operating lease assets	2,088	611
Accrued expenses	8,276	3,072
Deferred revenue	—	(128)
Operating lease liabilities	(2,530)	(887)
Net cash used in operating activities	(198,888)	(150,634)
Cash flows from investing activities:
Purchases of property and equipment	(11,059)	(9,171)
Proceeds from sales of property and equipment	—	130
Net cash used in investing activities	(11,059)	(9,041)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,597	17,607
Proceeds from issuance of common stock pursuant to employee stock purchase plan	902	713
Proceeds from issuance of common stock upon public offering, net of issuance costs	—	94,025
Net cash provided by financing activities	3,499	112,345
Net decrease in cash, cash equivalents and restricted cash	(206,448)	(47,330)
Cash, cash equivalents and restricted cash at beginning of period	738,674	393,716
Cash, cash equivalents and restricted cash at end of period	$532,226	$346,386
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,557	$6,785
Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$3,376	$—
Additions to property and equipment included in accounts payable and accrued expenses	$815	$1,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ocular Therapeutix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2025	215,927,600	$22	$1,811,311	$(1,157,023)	$654,310
Issuance of common stock upon exercise of stock options	50,379	—	294	—	294
Issuance of common stock upon vesting of restricted stock units	1,169,636	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	1,749,300	—	—	—	—
Stock-based compensation expense	—	—	15,582	—	15,582
Net loss	—	—	—	(88,612)	(88,612)
Balances at March 31, 2026	218,896,915	$22	$1,827,187	$(1,245,635)	$581,574
Issuance of common stock upon exercise of stock options	291,329	—	1,679	—	1,679
Issuance of common stock in connection with employee stock purchase plan	107,981	—	902	—	902
Issuance of common stock upon vesting of restricted stock units	293,078	—	—	—	—
Stock-based compensation expense	—	—	14,649	—	14,649
Net loss	—	—	—	(78,763)	(78,763)
Balances at June 30, 2026	219,589,303	$22	$1,844,417	$(1,324,398)	$520,041
Issuance of common stock upon exercise of stock options	123,519	—	624	—	624
Issuance of common stock upon vesting of restricted stock units	172,134	—	—	—	—
Stock-based compensation expense	—	—	15,066	—	15,066
Net loss	—	—	—	(94,782)	(94,782)
Balances at September 30, 2026	219,884,956	$22	$1,860,107	$(1,419,180)	$440,949

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

The Company has incurred losses and negative cash flows from operations since its inception, and the Company expects to continue to generate operating losses and negative cash flows from operations in the foreseeable future. As of September 30, 2026, the Company had an accumulated deficit of $1,419,180. Based on its current operating plan which includes estimates of anticipated cash inflows from existing product sales and cash outflows from operating expenses and capital expenditures, the Company believes that its existing cash and cash equivalents of $530,612 as of September 30, 2026, will enable it to fund its planned operating expenses, debt service obligations and capital expenditures at least through the next 12 months from the issuance date of these unaudited condensed consolidated financial statements while the Company observes a minimum liquidity covenant of $20,000 in its credit facility (Note 7).

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

Unaudited Interim Financial Information

The balance sheet at December 31, 2025 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 5, 2026. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025 have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the amendment on its consolidated financial statements.

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

In September 2025, the FASB issued ASU No. 2025-07 Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). The amendments provide for a new scope exception to the derivatives guidance for certain contracts with variables based on the operations or activities specific to one of the parties to the contract, and also clarify that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is unconditional as defined in ASU 2025-07. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of the amendments to have a significant impact on its consolidated financial statements.

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

Royalties paid under the Incept License Agreement related to product sales (the “Incept Royalties”) were $404 and $1,125 for the three and nine months ended September 30, 2026, respectively, and $402 and $1,231 for the three and nine months ended September 30, 2025, respectively. The Incept Royalties are charged to cost of product revenue when accrued.

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

As of September 30, 2026, the Company had recognized the full amount of the transaction price that was allocated to the performance obligation regarding the conduct of a Phase 2 clinical trial of OTX-TIC (the “Phase 2 Clinical Trial of OTX-TIC performance obligation”) as collaboration revenue, as this performance obligation was fully satisfied during the second quarter of 2025. The Company recognized collaboration revenue related to the Phase 2 Clinical Trial of OTX-TIC performance obligation of $0 and $128 for the three and nine months ended September 30, 2025.

Deferred revenue activity for the nine months ended September 30, 2026, was as follows:

Deferred revenue at December 31, 2025	$14,000
Amounts recognized into revenue	—
Deferred revenue at September 30, 2026	$14,000

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

A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statement of cash flows is as follows:

	September 30,	September 30,
	2026	2025
Cash and cash equivalents	$530,612	$344,772
Restricted cash (non-current)	1,614	1,614
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$532,226	$346,386

The Company's restricted cash as of September 30, 2026 and 2025 consisted of $1,500 in a collateral money market account and $114 for a letter of credit both established in connection with the Company’s real estate leases.

5. Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2026	2025
Raw materials	$243	$202
Work-in-process	1,730	1,721
Finished goods	2,287	1,641
	$4,260	$3,564

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
Accrued research and development expenses	$21,369	$14,726
Accrued payroll and related expenses	16,992	17,971
Accrued rebates and programs	6,707	6,245
Accrued professional fees	6,084	2,223
Accrued other	2,571	1,916
Accrued interest payable on Barings Credit Facility (Note 9)	717	754
	$54,440	$43,835

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

The Company has determined that the embedded obligation to pay the Barings Royalty Fee (the “Barings Royalty Fee Obligation”) is required to be separated from the Barings Credit Facility and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of proceeds to the Barings Royalty Fee Obligation resulted in a discount on the Barings Credit Facility. The Company is amortizing the discount to interest expense over the term of the Barings Credit Facility using the effective interest method. Accrued or paid Barings Royalty Fees are included in the change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations and comprehensive loss (Note 9).

A summary of the Barings Credit Facility at September 30, 2026 and December 31, 2025 is as follows:

	September 30,	December 31,
	2026	2025
Barings Credit Facility	$82,474	82,474
Less: unamortized discount	(8,939)	(11,138)
Total	$73,535	71,336

As of September 30, 2026, the full principal for the Barings Credit Facility of $82,474 was due for repayment in 2029.

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

A roll-forward of the Royalty Fee Derivative Liability is as follows:

Royalty Fee Derivative Liability
Balance at December 31, 2025	$13,903
Change in fair value	(4,356)
Balance at September 30, 2026	$9,547

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

Three specialty distributor customers accounted for the following percentages of the Company’s total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Customer 1	48%	46%	43%	43%
Customer 2	24	23	26	25
Customer 3	8	9	7	9

Three specialty distributor customers accounted for the following percentages of the Company’s accounts receivable, net:

	As of
	September 30,	December 31,
	2026	2025
Customer 1	46%	47%
Customer 2	28	25
Customer 3	8	10

Change in Fair Value of Derivative Liabilities

Other income (expense) from the change in the fair values of derivative liabilities as presented on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Change in the fair value of Royalty Fee Derivative Liability	$1,363	$(938)	$4,356	$(1,716)
Barings Royalty Fee	(451)	(509)	(1,300)	(1,350)
Total	$912	$(1,447)	$3,056	$(3,066)

Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicate the level of the fair value hierarchy utilized to determine such fair value:

	Fair Value Measurements as of
	September 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$511,121	$—	$—	$511,121

Liability:
Derivative liability	$—	$—	$9,547	$9,547

	Fair Value Measurements as of
	December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$722,002	$—	$—	$722,002

Liability:
Derivative liability	$—	$—	$13,903	$13,903

Barings Credit Agreement and Royalty Fee Derivative Liability

At September 30, 2026, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $74,252, comprised of the $73,535 non-current liability (Note 7) and $717 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $78,142 at September 30, 2026.

At December 31, 2025, the Barings Credit Facility, net of the Royalty Fee Derivative Liability, was carried at amortized cost totaling $72,090, comprised of the $71,336 non-current liability (Note 7) and $754 accrued interest (Note 6). The estimated fair value of the Barings Credit Facility, without the Royalty Fee Derivative Liability, was $78,940 at December 31, 2025.

The Barings Credit Facility is categorized as a Level 3 measurement in the fair value hierarchy as it incorporates significant unobservable inputs, including assumptions regarding the timing and probability of repayment and the Company’s credit risk.

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

The main inputs to valuing the Royalty Fee Derivative Liability are as follows:

	As of
	September 30,	December 31,
	2026	2025
Revenue volatility	58.2%	62.0%
Revenue discount rate	15.6%	14.0%

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

During the three and nine months ended September 30, 2026, Pre-Funded Warrants to purchase zero and 1,749,453 shares of the Company’s common stock, respectively, were exercised via cashless exercise for zero and 1,749,300 shares of the Company’s common stock, respectively.

There were no exercises of Pre-Funded Warrants during the three months ended September 30, 2025. During the nine months ended September 30, 2025, Pre-Funded Warrants to purchase 1,092,273 shares of the Company’s common stock were exercised via cashless exercise for 1,092,148 shares of the Company’s common stock.

As of September 30, 2026, 5,818,592 Pre-Funded Warrants remained outstanding.

In August 2021, the Company and Jefferies LLC (“Jefferies”) entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) under which the Company may offer and sell shares of its common stock from time to time through Jefferies, acting as agent. In November 2023, the Company filed a prospectus in connection with the 2021 Sales Agreement for the issuance and sale of common stock having an aggregate offering price of up to $100,000 thereunder. The offering of securities under the registration statement pursuant to which the prospectus was filed was terminated in September 2025. The Company did not offer or sell shares of its common stock under the 2021 Sales Agreement during the three and nine months ended September 30, 2026. The Company did not offer or sell shares of its common stock under the 2021 Sales Agreement during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company sold 11,548,364 shares of common stock under the 2021 Sales Agreement, resulting in gross proceeds to the Company of $96,775, and net proceeds, after accounting for issuance costs, of $94,025.

11. Stock-Based Awards

For the three and nine months ended September 30, 2026, the Company had three stock-based compensation plans under which it was able to grant stock-based awards, the 2021 Stock Incentive Plan, as amended (the “2021 Plan”), the 2019 Inducement Stock Incentive Plan, as amended (the “2019 Inducement Plan”), and the Amended and Restated 2014 Employee Stock Purchase Plan (the “ESPP”) (collectively, the “Stock Plans”). The 2021 Plan and the 2019 Inducement Plan provide for the grant of non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock appreciation rights and other stock-based awards. The 2021 Plan also provides for the grant of incentive stock options.

The terms and conditions of the Stock Plans are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 5, 2026. Subsequent updates to the Stock Plans during the nine months ended September 30, 2026 are as follows:

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

As of September 30, 2026, 11,812,763, 222,315, and 2,075,397 shares of common stock remained available for issuance under the 2021 Plan, the 2019 Inducement Plan, and the ESPP, respectively.

Stock options, RSUs and PSUs

During the three and nine months ended September 30, 2026, the Company granted options to purchase 424,100 and 6,351,203 shares of common stock, respectively, at a weighted exercise price of $9.50 and $11.12 per share, respectively. Of these, options to purchase 185,575 and 4,952,828 shares of common stock, respectively, were granted under the 2021 Plan, and options to purchase 238,525 and 1,398,375 shares of common stock, respectively, were granted under the 2019 Inducement Plan.

During the three and nine months ended September 30, 2026, the Company granted 139,250 and 2,266,134 RSUs, respectively. Of these, 61,075 and 1,805,859 RSUs, respectively, were granted under the 2021 Plan and 78,175 and 460,275 RSUs, respectively, were granted under the 2019 Inducement Plan. Each RSU is settleable for one share of common stock upon vesting.

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

During the three and nine months ended September 30, 2026, 181,187 and 2,084,365 stock options, respectively, and 30,058 and 218,380 RSUs, respectively, expired or were forfeited.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options, RSUs and PSUs in the following expense categories of its unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$5,406	$3,451	$16,028	$9,819
Selling and marketing	1,988	1,205	6,151	3,450
General and administrative	7,672	7,035	23,118	18,556
	$15,066	$11,691	$45,297	$31,825

As of September 30, 2026, the Company had an aggregate of $93,251 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.24 years.

12. Net Loss Per Share

Basic net loss per share was calculated as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(94,782)	$(69,418)	$(262,157)	$(201,285)
Denominator:
Weighted average common shares outstanding, basic	225,515,234	183,919,808	224,860,835	175,356,729
Net loss per share - basic	$(0.42)	$(0.38)	$(1.17)	$(1.15)

For the three and nine months ended September 30, 2026 and 2025, respectively, there was no dilutive impact from potentially issuable common shares. Therefore, diluted net loss per share was the same as basic net loss per share. As of September 30, 2026 and September 30, 2025, 5,818,592 and 9,713,684, respectively, outstanding Pre-Funded Warrants (Note 10) are included in the calculation of basic and diluted net loss per share.

The Company excluded the following potentially issuable common shares, outstanding as of September 30, 2026 and 2025, respectively, from the computation of diluted net loss per share for the three and nine months ended September 30, 2026 and 2025, respectively, because they had an anti-dilutive impact:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Options to purchase common stock	25,689,428	21,936,593	25,689,428	21,936,593
RSUs	4,772,277	4,641,629	4,772,277	4,641,629
PSUs	1,500,000	1,500,000	1,500,000	1,500,000
	31,961,705	28,078,222	31,961,705	28,078,222

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

The following table provides information about the Company’s single segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$12,874	$14,544	$37,134	$38,701
Cost of product revenue	1,455	1,774	4,795	4,980
Research and development (a)
Direct program expenses
AXPAXLI	48,750	34,707	119,966	92,893
Other clinical and preclinical programs	627	1,224	2,101	3,307
Unallocated expenses
Personnel costs	13,114	9,136	39,628	27,825
All other costs	2,661	1,632	6,551	5,986
Selling and marketing (a)	13,537	11,721	42,691	36,972
General and administrative (a)	11,018	8,563	37,040	26,864
Facilities (b)	2,051	1,722	6,808	5,230
Stock-based compensation	15,066	11,691	45,297	31,825
Depreciation	2,453	1,072	5,565	3,076
Interest income	4,978	3,729	16,478	11,012
Interest expense	(2,814)	(3,002)	(8,383)	(9,003)
Other non-operating items	912	(1,447)	3,056	(3,037)
Net loss	$(94,782)	$(69,418)	$(262,157)	$(201,285)

(a)	excluding stock-based compensation, depreciation, and facilities expenses
(b)	excluding stock-based compensation and depreciation

14. Commitments and Contingencies

Legal Proceedings

EyePoint Litigation

On March 20, 2026, plaintiff EyePoint, Inc. (“EyePoint”) filed a lawsuit against the Company in Middlesex County Superior Court of Massachusetts. The plaintiff alleged that the Company had made certain false and defamatory statements about EyePoint and its DURAVYU product candidate. The complaint asserted counts of (1) defamation; (2) commercial disparagement; (3) unfair or deceptive practices in violation of Massachusetts General Laws c. 93A, §§ 2, 11; and (4) tortious interference with advantageous business relations. The plaintiff sought, among other things, injunctive relief, damages, and attorneys’ fees.

On March 23, 2026, EyePoint filed a Motion for Temporary Restraining Order and Preliminary Injunction, seeking, among other things, to enjoin the Company from disseminating allegedly false and misleading statements. On April 13, 2026, the court denied the plaintiff’s motion for temporary restraining order. Hearings on the plaintiff’s motion for preliminary injunction were held on May 5, 2026, and July 7, 2026. On August 21, 2026, the court issued an order denying EyePoint’s motion for preliminary injunction.

On October 30, 2026, the Company and EyePoint entered into a settlement agreement that fully resolved EyePoint’s claims (the “Settlement Agreement”). The Settlement Agreement contains a mutual release of claims and no financial obligation on behalf of either party other than to pay its own attorney’s fees and costs. Pursuant to the terms of the Settlement Agreement, on October 30, 2026, EyePoint filed a Joint Stipulation of Dismissal with Prejudice with the

Middlesex County Superior Court of Massachusetts, dismissing the action and all claims with prejudice and with each party bearing its own attorneys’ fees, costs, and expenses, and with all rights of appeal waived.

The Company has assessed and evaluated the matter under ASC 450, Contingencies, and, based on its current assessment, has determined no accrual associated with the matter has been incurred as of September 30, 2026.

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

15. Related Party Transactions

The Company has engaged Boston Image Reading Center LLC (“BIRC”) to provide certain clinical development-related services. Nadia Waheed, M.D., M.P.H., the Company’s Chief Medical Officer, is a Director of BIRC. For the three and nine months ended September 30, 2026, the Company incurred fees for clinical development-related services rendered by BIRC of $109 and $288, respectively. For the three and nine months ended September 30, 2025, the Company incurred fees for clinical development-related services rendered by BIRC of $23 and $48, respectively. As of September 30, 2026 and December 31, 2025, there was $0 and $126 recorded in accounts payable for BIRC, respectively. As of September 30, 2026 and December 31, 2025, there was $86 and $590 recorded in accrued expenses for BIRC, respectively. The Company engages BIRC in the ordinary course of business on an arm’s length basis.

Jeffrey Heier, M.D., the Company’s Chief Scientific Officer, and Peter Kaiser, M.D., the Company’s Chief Development Officer, are each a shareholder of i2Vision, Inc. The Company had engaged i2Vision to provide services with respect to the clinical advancement of AXPAXLI. For the three and nine months ended September 30, 2026, no costs for services rendered by i2Vision were incurred. For the three months ended September 30, 2025, i2Vision did not provide any services to the Company. For the nine months ended September 30, 2025, the Company recorded a net credit for fees and expenses related to services rendered by i2Vision that were previously recorded as expense of $(121).

16. Subsequent Events

On November 6, 2026, the Company’s board of directors amended the 2019 Inducement Plan to increase the aggregate number of shares issuable thereunder from 7,028,000 to 8,028,000 shares of common stock.

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

The SOL-1 trial involves more than 100 trial sites located in the United States and Argentina. The primary endpoint of the SOL-1 trial is the proportion of subjects who maintained visual acuity at Week 36. One of the key secondary endpoints is the proportion of subjects who maintained visual acuity measured at Week 52. Subjects who were successfully randomized are assessed every month and will receive a supplemental dose of aflibercept 2 mg as needed based on pre-specified criteria. At Weeks 52 and 76, all subjects, including subjects who previously received supplemental rescue treatment, were re-dosed with their respective initial treatment of either a single injection of AXPAXLI 450 μg in the investigational arm or a single injection of aflibercept 2 mg in the control arm. In accordance with the trial design, subjects will be followed for safety, and subjects and designated trial personnel will remain masked, through Week 104.

In February 2026, we announced positive topline Week 52 results for the SOL-1 trial. AXPAXLI met its primary endpoint with statistical significance. The proportion of subjects who maintained visual acuity, defined as a loss of fewer than 15 Early Treatment of Diabetic Retinopathy Study, or ETDRS, letters from baseline, at Week 36 was 74.1% in the AXPAXLI arm compared to 55.8% in the aflibercept 2 mg arm, with a risk difference of 17.5% and a p-value of 0.0006 per the pre-specified statistical model, and with an observed difference of 18.3%. The risk difference is the difference in the probability of maintaining vision in the treatment arm compared to the control arm as per the pre-specified statistical model. The observed difference is the numerical difference of the observed event rate between the two arms.

AXPAXLI also met a pre-specified key secondary endpoint measuring the proportion of subjects who maintained visual acuity at Week 52, using the same analysis as the primary endpoint, with high statistical significance. The proportion of subjects who maintained vision at Week 52 was 65.9% in the AXPAXLI arm compared to 44.2% in the aflibercept 2 mg arm, with a risk difference of 21.1%, and a p-value of <0.0001 per the pre-specified statistical model compared to aflibercept 2 mg subjects, and with an observed difference of 21.7%.

We evaluated the proportion of subjects who did not require rescue injections as specified by the SOL-1 trial protocol rescue criteria. The rescue-free rates in the AXPAXLI arm were 80.6%, 74.7%, and 68.8% at Weeks 24, 36, and 52, respectively, compared to 72.1%, 56.4%, and 47.7% in the aflibercept 2 mg arm at the same time points. The observed differences were 8.5%, 18.3%, and 21.1% in favor of the AXPAXLI arm at Weeks 24, 36, and 52, respectively.

Plans for Registration

We anticipate submitting a new drug application, or NDA, to the FDA for marketing approval of AXPAXLI for the treatment of wet AMD during the fourth quarter of 2026. We held a Type C meeting in May 2026 and a pre-NDA meeting in September 2026 with the FDA to review our plans to submit our NDA and our expectations for the NDA submission package. The NDA is expected to include the Week 52 efficacy and safety data from the SOL-1 trial, together with interim Week 52 safety data for a subset of subjects in the SOL-R trial and confirmatory evidence. To provide safety information for a minimum of 300 subjects in the aggregate with at least one year of treatment with AXPAXLI in accordance with FDA guidance and to supplement the 170 subjects who received AXPAXLI in the SOL-1 trial, we plan to conduct an interim safety analysis of the SOL-R trial during the fourth quarter of 2026 assessing all subjects who have completed the Week 52 time point at the time of analysis. SOL-R efficacy data is not part of our planned NDA submission.

Because axitinib is FDA-approved for non-ophthalmic indications, we plan to leverage the 505(b)(2) NDA review pathway which has the potential to shorten the review timeline for AXPAXLI by up to two months as compared to the traditional review pathway for new molecular entities. If approved, AXPAXLI would be the first tyrosine kinase inhibitor commercialized for the treatment of wet AMD.

The SOL-R Trial

We are also conducting the SOL-R trial, a repeat-dosing Phase 3 clinical trial to evaluate the non-inferiority of AXPAXLI 450 μg dosed every 24 weeks for the treatment of wet AMD compared to aflibercept 2 mg dosed on-label every eight weeks. The SOL-R trial includes sites located in the U.S., Argentina, India, and Australia. The SOL-R trial is designed as a multi-center, double-masked, randomized (2:2:1), three-arm trial requiring subjects who were either treatment-naïve or have been diagnosed with wet AMD in the study eye within about four months prior to screening. To qualify for screening in the SOL-R trial, a subject’s study eye must have had a Best Corrected Visual Acuity, or BCVA, of at least 34 ETDRS letters (approximately 20/200 Snellen equivalent vision).

Over the six-month screening and lead-in period prior to Baseline (Day 1) randomization, enrolled subjects were given three screening doses of any anti-vascular endothelial growth factor, or anti-VEGF, therapy, excluding brolucizumab-dbll, and two monthly loading doses of aflibercept 2 mg prior to Day 1, and monitored to exclude subjects demonstrating early persistent fluid or significant retinal fluid fluctuations. Subjects maintaining a central subfield thickness, or CSFT, of no greater than 350 microns at Weeks -12 and -8, and not experiencing a CSFT increase of greater than 35 microns at Week -8 from their lowest CSFT at any prior visit, received these loading doses at Weeks -8 and -4 prior to randomization on Day 1.

Subjects in the first arm of the SOL-R trial received a single dose of AXPAXLI 450 μg at Day 1 and are re-dosed with AXPAXLI 450 μg at Weeks 24, 48, and 72. Subjects in the second arm received aflibercept 2 mg on Day 1 and per label every eight weeks thereafter. Subjects in the third arm received a single dose of aflibercept 8 mg at Day 1 and are re-dosed at Weeks 24, 48, and 72, similar to subjects in the AXPAXLI arm. Subjects will be followed for safety until Week 96. Trial subjects and designated trial personnel will remain masked through the end of Week 96.

The primary endpoint of the SOL-R trial is to demonstrate non-inferiority in mean BCVA change from baseline between the AXPAXLI and on-label aflibercept 2 mg arms at Week 40. The third arm (aflibercept 8 mg) of the SOL-R trial is not part of the non-inferiority analysis at Week 40. Based on FDA guidance, the non-inferiority margin for the lower bound for the trial has been established at -4.5 letters of mean BCVA.

During the third quarter of 2026, we amended the SOL-R trial protocol to change the timing of the primary efficacy endpoint from Week 56 to Week 40. We decided to move the primary endpoint to Week 40 to preserve the integrity of the ongoing masked trial by ensuring all subjects will have passed the new primary endpoint visit and that the primary efficacy database will be complete before the planned interim Week 52 safety analysis takes place. Using Week 40 as the primary endpoint is consistent with the FDA’s 2023 Neovascular AMD Draft Guidance minimum 36-week recommendation.

At the same time, we also amended the protocol to add two key secondary endpoints and extend sponsor masking through Week 96 to permit evaluation of a new Week 96 key secondary endpoint on a masked basis. We initiated this process in May 2026 and subsequently finalized the protocol amendment and submitted it for review by the relevant institutional review boards in July 2026 and then to the FDA in early August 2026, allowing time for FDA questions or feedback prior to implementation. As of the date of this report, the FDA has not raised any questions regarding the protocol amendment, the revised primary endpoint timing or the new key secondary endpoints.

The first new key secondary endpoint will evaluate the superiority of AXPAXLI to aflibercept (8 mg), each dosed every 24 weeks, based on the proportion of subjects receiving any supplemental injection prior to Week 96. This new key secondary endpoint was added to align as closely as possible with the aflibercept (8 mg) Year 2 approved dosing interval, which was recently expanded to up to every five months after one year of treatment. To further assess differentiation from aflibercept (2 mg), dosed every eight weeks in the SOL-R trial, we also intend to evaluate the prevention of fibrosis and atrophy through secondary endpoints at Week 96 with the goal of expanding a potential AXPAXLI label in the future. We expect that this new key secondary superiority endpoint and the secondary fibrosis and atrophy endpoints have the potential to establish AXPAXLI as a best-in-disease agent for wet AMD and to further support our efforts to obtain broad global regulatory approvals and adoption of AXPAXLI if approved. The second key secondary endpoint will assess non-inferiority in mean change in BCVA from baseline at Week 56, which was previously the primary endpoint.

In November 2025, we announced that the SOL-R trial achieved its randomization target of 555 subjects. We continued to allow randomization of previously enrolled subjects that were still in the loading phase when we achieved target randomization to maintain our commitment to both subjects and investigators. We have subsequently completed randomization of the SOL-R trial with a total of 640 subjects randomized. Subject retention in the SOL-R trial remains high. Topline data for the SOL-R trial are expected to be available in the first quarter of 2028.

As discussed above under “Plans for Registration”, we plan to conduct an interim safety analysis of the SOL-R trial in the fourth quarter of 2026 to provide Week 52 safety data on subjects dosed with AXPAXLI in the trial in support of our NDA for AXPAXLI for the treatment of wet AMD. All data other than safety data for the interim analysis population will remain masked following the interim analysis, and SOL-R will incur a 0.0001 alpha penalty in connection with its primary endpoint analysis as a result of conducting the interim safety analysis.

The SOL-X Trial

In April 2026, the first patient was enrolled in the SOL-X trial, a multi-center, open-label, long-term safety extension clinical trial to evaluate subjects who have completed their two-year safety follow-up visits in either the SOL-1 or SOL-R trial for an additional three years. To date, the vast majority of eligible subjects in the SOL-1 and SOL-R trials have elected to participate in the SOL-X trial. The primary objectives of the SOL-X trial are to evaluate the long-term safety of AXPAXLI; to explore long-term visual outcomes, including visual acuity and the incidence and/or progression of fibrosis and macular atrophy; and to evaluate the impact of delayed initiation of AXPAXLI in patients who initially were randomized to receive aflibercept in either the SOL-1 or SOL-R trial. Under the original protocol, subjects enrolled in the SOL-X trial received AXPAXLI 450 μg every 24 weeks and are evaluated at Week 4, Week 12, and every 12 weeks thereafter. Based on the durability of AXPAXLI observed in the SOL-1 trial we plan to amend the SOL-X trial protocol to change the dosing interval to every 48 weeks, which we believe may more closely reflect potential real-world dosing of AXPAXLI, if approved.

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

In the HELIOS-3 trial, NPDR subjects receive either AXPAXLI or a sham injection at Day 1 and again at Week 48 as determined by the treatment arm to which they were randomized. The primary endpoint is an ordinal 2-step change status in diabetic retinopathy severity scale, or DRSS, from baseline at Week 56. The HELIOS Program is the first time an ordinal endpoint is being used in a DR trial, which means the statistical analysis will measure changes across the DRSS spectrum, including disease improvement, stability, and worsening. These are all clinically meaningful measures for retina specialists in the context of a disease that gets progressively worse if untreated. The use of the novel ordinal endpoint means that every patient will contribute data to the statistical analysis, allowing for a smaller trial size to achieve statistically significant outcomes relative to the size required for a binary analysis. We believe the ordinal DRSS endpoint enables a higher probability of success with smaller, shorter, more relevant, and less expensive trials, relative to other potential endpoints.

Commercial

Our net product revenue is generated from the sale of DEXTENZA to specialty distributors, or SDs, for resale to certain ambulatory surgery centers, or ASCs, certain hospital outpatient departments, or HOPDs, and certain physicians’ offices, and from the direct sale by us to ASCs and physicians’ offices, or Direct Sales.

Our net product revenue was $12.9 million for the three months ended September 30, 2026, reflecting a decrease of $1.6 million or 11.0% as compared to the three months ended September 30, 2025. Our net product revenue was $37.1 million for the nine months ended September 30, 2026, reflecting a decrease of $1.4 million or 3.9% as compared to the nine months ended September 30, 2025, as unit growth was offset by increased year-over-year gross to net adjustments including increases in off-invoice discounts, or OIDs, following a price increase implemented in the second quarter of 2025.

Demand for DEXTENZA is determined by In-Market Sales, defined as unit sales from the SDs to ASCs, HOPDs, and physicians’ offices, and Direct Sales. In-Market Sales were approximately 49,000 units in the three months ended

September 30, 2026, a decrease of approximately 1,000 units compared to the three months ended June 30, 2026. Differences between In-Market Sales figures and the number of units of DEXTENZA sold by us to SDs and through Direct Sales as included in net product revenue recognized in our unaudited condensed consolidated financial statements are attributable to distributor stocking patterns. For the remainder of 2026 and beyond, we expect unit sales volume to grow at an incremental rate as compared to prior quarters in 2026 with a stabilization in our gross-to-net provisions, or GTN Provisions.

Components of our Financial Performance

Revenue

We record DEXTENZA product sales net of applicable reserves for variable consideration, including OIDs, estimated chargebacks, rebates, distribution fees, product returns, and other incentives. Collectively, these discounts, allowances and other reserves are generally referred to as GTN Provisions.

Operating Expenses

Cost of Product Revenue

Cost of product revenue consists primarily of costs of DEXTENZA product revenue, which include:

●	Direct materials costs;
●	Royalties;
●	Direct labor, which includes employee-related expenses, including salaries, related benefits and payroll taxes, and stock-based compensation expense for employees engaged in the production process;
●	Manufacturing overhead costs, which include rent, depreciation, and indirect labor costs associated with the production process;
●	Transportation costs; and
●	Cost of scrap material.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

●	expenses incurred in connection with the clinical trials of our product candidates, including expenses associated with the investigative sites that conduct our clinical trials and other agreements with contract research organizations, or CROs;
●	employee-related expenses, including salaries, related benefits and payroll taxes, travel and stock-based compensation expense for employees engaged in research and development, clinical and regulatory and other related functions;
●	expenses relating to regulatory activities, including filing fees paid to the FDA for our submissions for product approvals;
●	expenses associated with developing our pre-commercial manufacturing capabilities, including qualification and validation, and manufacturing clinical study materials;
●	costs relating to the supply and manufacture of product inventory, prior to approval by the FDA or other regulatory agencies of our products;

●	ongoing research and development activities relating to our core bioresorbable hydrogel technology and improvements to this technology;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies; and
●	expenses associated with preclinical development activities.

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

Interest Expense. Interest expense is incurred on our debt. In August 2023, we entered into a credit and security agreement, or the Barings Credit Agreement, with Barings Finance LLC, or Barings, as administrative agent, and the lenders party thereto, providing for a secured term loan facility, or the Barings Credit Facility, in the aggregate principal amount of $82.5 million. For the three and nine months ended September 30, 2026 and 2025, our interest-bearing debt included the Barings Credit Facility ($82.5 million outstanding principal).

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$12,874	$14,544	$(1,670)
Total revenue, net	12,874	14,544	(1,670)
Costs and operating expenses:
Cost of product revenue	1,455	1,774	(319)
Research and development	74,787	52,358	22,429
Selling and marketing	15,658	13,088	2,570
General and administrative	18,832	16,022	2,810
Total costs and operating expenses	110,732	83,242	27,490
Loss from operations	(97,858)	(68,698)	(29,160)
Other income (expense):
Interest income	4,978	3,729	1,249
Interest expense	(2,814)	(3,002)	188
Change in fair value of derivative liabilities	912	(1,447)	2,359
Total other income (expense), net	3,076	(720)	3,796
Net loss	$(94,782)	$(69,418)	$(25,364)

Product Revenue, net

Our product revenue, net, was $12.9 million and $14.5 million for the three months ended September 30, 2026 and 2025, respectively, reflecting a decrease of $1.6 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total GTN Provisions for the three months ended September 30, 2026 and 2025 were 57.7% and 52.5%, respectively, of gross DEXTENZA product sales. We are required to estimate the expected GTN Provisions when we sell DEXTENZA to SDs, ASCs and physicians’ offices and accrue for them at that time. We adjust the OID, a significant component of the GTN Provisions for DEXTENZA, from time to time and typically on a quarterly basis as part of our overall pricing strategy. The actual OID amounts are generally determined at the time of resale by SDs or direct sales to ASCs or physicians’ offices by us.

Compared to the three months ended September 30, 2025, the GTN Provisions relative to gross DEXTENZA product sales increased during the three months ended September 30, 2026, primarily as a result of the changes in the OID. We expect that GTN Provisions relative to gross DEXTENZA product sales will remain relatively stable for the remainder of 2026 and beyond.

Collaboration Revenue

We did not recognize any collaboration revenue during the three months ended September 30, 2026 and 2025.

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI	$48,750	$34,836	$13,914
OTX-TIC	—	176	(176)
DEXTENZA	625	908	(283)
OTX-DED	1	4	(3)
Preclinical programs	—	7	(7)
Unallocated expenses:
Personnel costs (including stock-based compensation)	16,573	12,587	3,986
All other costs	8,838	3,840	4,998
Total research and development expenses	$74,787	$52,358	$22,429

Research and development expenses were $74.8 million and $52.4 million for the three months ended September 30, 2026 and 2025, respectively, reflecting an increase of $22.4 million year-over-year.

Within research and development expenses, our expenses for clinical programs increased by $13.5 million as enrollment in our HELIOS-3 diabetic retinopathy study and SOL-X long-term extension study for wet AMD began to ramp up in the third quarter of 2026, and unallocated expenses increased $9.0 million in support of expanded clinical trial activity.

For the three months ended September 30, 2026, we incurred $49.4 million in direct research and development expenses for our products and product candidates compared to $35.9 million for the three months ended September 30, 2025. The increase of $13.5 million is related primarily to increased activities for AXPAXLI clinical trials.

We expect that direct research and development expenses for our products and product candidates will increase for the remainder of 2026 and beyond as we prepare for the planned NDA submission for AXPAXLI for wet AMD, progress the SOL-R trial toward topline data expected in the first quarter of 2028, enroll additional patients in the SOL-X and HELIOS-3 trials, and perform increased registration-enabling manufacturing scale-up activities for AXPAXLI. We expect that personnel costs will continue to increase for the remainder of 2026 and beyond as we plan to hire additional personnel to support our planned clinical trials, planned NDA preparation activities, and pre-commercial manufacturing scale-up.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$9,572	$8,285	$1,287
Professional fees	4,709	3,365	1,344
Facility-related and other	1,377	1,438	(61)
Total selling and marketing expenses	$15,658	$13,088	$2,570

Selling and marketing expenses were $15.7 million and $13.1 million for the three months ended September 30, 2026 and 2025, respectively, reflecting an increase of $2.6 million year-over-year.

The increase is due to an increase in personnel-related costs, including stock-based compensation, of $1.3 million, primarily reflecting the expansion of our pre-commercial team to prepare for a potential AXPAXLI wet AMD launch, and an increase in professional fees of $1.3 million, including costs related to our corporate branding and launch planning, partially offset by a slight decrease in facility-related and other costs.

We expect our selling and marketing expenses to increase for the remainder of 2026 and beyond as we continue to invest in additional AXPAXLI launch planning activities and support ongoing DEXTENZA commercialization efforts.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$12,150	$11,058	$1,092
Professional fees	4,674	3,447	1,227
Facility-related and other	2,008	1,517	491
Total general and administrative expenses	$18,832	$16,022	$2,810

General and administrative expenses were $18.8 million and $16.0 million for the three months ended September 30, 2026 and 2025, respectively, reflecting an increase of $2.8 million year-over-year.

The increase was due to an increase in personnel-related costs, including stock-based compensation, of $1.1 million, an increase in professional fees of $1.2 million, and an increase in facility-related and other costs of $0.5 million.

We anticipate that our general and administrative expenses will increase for the remainder of 2026 and beyond, as we continue to further strengthen operations and processes that support our clinical trials of AXPAXLI, including the SOL-1 trial, the SOL-R trial, the SOL-X trial and the HELIOS-3 trial.

Other Income (Expense), Net

Interest Income. Interest income was $5.0 million and $3.7 million for the three months ended September 30, 2026 and 2025, respectively, reflecting an increase of $1.3 million year-over-year. The increase is attributable primarily to a higher average balance of interest-generating cash and cash equivalents as a result of our October 2025 equity financing.

Interest Expense. Interest expense was $2.8 million and $3.0 million for the three months ended September 30, 2026 and 2025, respectively, reflecting a decrease of $0.2 million year-over-year.

Change in Fair Value of Derivative Liabilities. We recognized a net gain from the change in fair value of our derivative liability related to the Barings Credit Agreement of $0.9 million for the three months ended September 30, 2026. We recognized a net loss from the change in fair value of our derivative liability related to the Barings Credit Agreement of $1.4 million for the three months ended September 30, 2025.

The net gain for the three months ended September 30, 2026 is comprised of a non-cash gain of $1.4 million from the change in the fair value of the derivative liability, partially offset by an expense of $0.5 million related to DEXTENZA royalty fees under the Barings Credit Agreement that we paid or accrued.

The net loss for the three months ended September 30, 2025 is comprised of a non-cash loss of $0.9 million from the change in the fair value of the derivative liability and an expense of $0.5 million related to royalty fees under the Barings Credit Agreement that we paid or accrued.

We cannot predict how the fair value of the derivative liability related to the Barings Credit Agreement will change in the remainder of 2026 and beyond.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Revenue:
Product revenue, net	$37,134	$38,573	$(1,439)
Collaboration revenue	—	128	(128)
Total revenue, net	37,134	38,701	(1,567)
Costs and operating expenses:
Cost of product revenue	4,795	4,980	(185)
Research and development	195,138	146,296	48,842
Selling and marketing	49,511	40,965	8,546
General and administrative	60,998	46,717	14,281
Total costs and operating expenses	310,442	238,958	71,484
Loss from operations	(273,308)	(200,257)	(73,051)
Other income (expense):
Interest income	16,478	11,012	5,466
Interest expense	(8,383)	(9,003)	620
Change in fair value of derivative liabilities	3,056	(3,066)	6,122
Gain on sale of property and equipment	—	29	(29)
Total other income (expense), net	11,151	(1,028)	12,179
Net loss	$(262,157)	$(201,285)	$(60,872)

Product Revenue, net

Our product revenue, net was $37.1 million and $38.6 million for the nine months ended September 30, 2026 and 2025, respectively, reflecting a decrease of $1.4 million year-over-year. All of our product revenue, net, was attributable to sales of DEXTENZA.

Our total GTN Provisions for the nine months ended September 30, 2026 and 2025 were 55.7% and 51.4%, respectively, of gross DEXTENZA product sales. Compared to the nine months ended September 30, 2025, the GTN Provisions relative to gross DEXTENZA product sales increased during the nine months ended September 30, 2026, primarily as a result of the changes in the OID. We expect that GTN Provisions relative to gross DEXTENZA product sales will remain relatively stable for the remainder of 2026 and beyond.

Collaboration Revenue

We did not recognize any collaboration revenue during the nine months ended September 30, 2026. Our collaboration revenue was $0.1 million for the nine months ended September 30, 2025. All of our collaboration revenue was attributable to the performance obligation under our license agreement with AffaMed to conduct a Phase 2 clinical trial of OTX-TIC. We do not expect to recognize additional collaboration revenue for the remainder of 2026, as we have fully satisfied this performance obligation.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Direct research and development expenses by program:
AXPAXLI	$119,966	$93,248	$26,718
OTX-TIC	17	592	(575)
DEXTENZA	2,081	2,337	(256)
OTX-DED	3	11	(8)
Preclinical programs	—	11	(11)
Unallocated expenses:
Personnel costs (including stock-based compensation)	53,709	37,644	16,065
All other costs	19,362	12,453	6,909
Total research and development expenses	$195,138	$146,296	$48,842

Research and development expenses were $195.1 million and $146.3 million for the nine months ended September 30, 2026 and 2025, respectively, reflecting an increase of $48.8 million year-over-year.

Within research and development expenses, expenses for clinical programs increased $25.9 million, unallocated expenses increased $23.0 million, and expenses for preclinical programs were not material.

For the nine months ended September 30, 2026, we incurred $122.1 million in direct research and development expenses for our products and product candidates compared to $96.2 million for the nine months ended September 30, 2025. The increase of $25.9 million is primarily related to increases in activities related to AXPAXLI clinical trials and a $4.9 million cost for the disposal of fixed assets as we transitioned back to the two-piece injector used in the SOL-1 trial to support a potential NDA filing, offset by costs related to timing and conduct of our ongoing programs and clinical trials for our product candidates.

We expect that direct research and development expenses for our products and product candidates will continue to increase for the remainder of 2026 and beyond as we prepare for the planned NDA submission for AXPAXLI for wet AMD, progress the SOL-R trial toward topline data expected in the first quarter of 2028, enroll additional patients in the SOL-X and HELIOS-3 trials, and perform increased registration-enabling manufacturing scale-up activities for AXPAXLI. We expect that personnel costs will continue to increase for the remainder of 2026 and beyond as we plan to hire additional personnel to support our planned clinical trials, planned NDA preparation activities, and pre-commercial manufacturing scale-up.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$31,285	$25,006	$6,279
Professional fees	13,178	11,441	1,737
Facility-related and other	5,048	4,518	530
Total selling and marketing expenses	$49,511	$40,965	$8,546

Selling and marketing expenses were $49.5 million and $41.0 million for the nine months ended September 30, 2026 and 2025, respectively, reflecting an increase of $8.5 million year-over-year.

The increase was primarily due to an increase in personnel-related costs, including stock-based compensation, of $6.3 million, and costs related to the expansion of our marketing team for AXPAXLI; an increase in professional fees of $1.7 million, including costs related to our corporate branding and launch planning; and an increase in facility-related and other costs of $0.5 million.

We expect our selling and marketing expenses to increase for the remainder of 2026 and beyond as we continue to invest in additional AXPAXLI launch planning activities and support ongoing DEXTENZA commercialization efforts.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Increase
	2026	2025	(Decrease)

	(in thousands)
Personnel-related (including stock-based compensation)	$39,291	$31,508	$7,783
Professional fees	15,053	10,449	4,604
Facility-related and other	6,654	4,760	1,894
Total general and administrative expenses	$60,998	$46,717	$14,281

General and administrative expenses were $61.0 million and $46.7 million for the nine months ended September 30, 2026 and 2025, respectively, reflecting an increase of $14.3 million year-over-year.

The increase was primarily due to an increase in personnel-related costs, including stock-based compensation, of $7.8 million; an increase in professional fees of $4.6 million; and an increase in facility-related and other costs of $1.9 million. Personnel-related costs, including stock-based compensation, for the nine months ended September 30, 2025 include $1.5 million related to acceleration of stock-based compensation for former executives.

We anticipate that our general and administrative expenses will increase for the remainder of 2026 and beyond, as we continue to further strengthen operations and processes that support our clinical trials of AXPAXLI, including the SOL-1 trial, the SOL-R trial, the SOL-X trial and the HELIOS-3 trial.

Other Income (Expense), Net

Interest Income. Interest income was $16.5 million and $11.0 million for the nine months ended September 30, 2026 and 2025, respectively, reflecting an increase of $5.5 million year-over-year. The increase is attributable primarily to a higher average balance of interest-generating cash and cash equivalents as a result of our October 2025 equity financing.

Interest Expense. Interest expense was $8.4 million and $9.0 million for the nine months ended September 30, 2026 and 2025, respectively, reflecting a decrease of $0.6 million year-over-year.

Change in Fair Value of Derivative Liabilities. We recognized a net gain from the change in fair values of our derivative liabilities of $3.1 million for the nine months ended September 30, 2026. The net gain is comprised of a gain of $4.4 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement and an expense of $1.3 million related to royalty fees under the Barings Credit Agreement that we paid or accrued.

We recognized a net loss from the change in fair values of our derivative liabilities of $3.1 million for the nine months ended September 30, 2025. The net loss for the nine months ended September 30, 2025 is comprised of a non-cash loss of $1.7 million from the change in the fair value of the derivative liability related to the Barings Credit Agreement and an expense of $1.4 million related to royalty fees under the Barings Credit Agreement that we paid or accrued.

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

As of September 30, 2026, we had cash and cash equivalents of $530.6 million, and outstanding notes payable with a principal amount of $82.5 million par value under the Barings Credit Facility.

In October 2025, we completed an underwritten offering of 37,909,018 shares of our common stock, resulting in net proceeds to us of $445.6 million after deducting underwriting discounts and commissions and other offering expenses.

In August 2021, we entered into an Open Market Sale Agreement, or the 2021 Sales Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell shares of our common stock from time to time through Jefferies, acting as agent. In November 2023, we filed a prospectus in connection with the 2021 Sales Agreement for the issuance and sale of common stock having an aggregate offering price of up to $100.0 million thereunder. In June 2025, we sold 11,548,364 shares of our common stock under the 2021 Sales Agreement, resulting in gross proceeds to us of $96.8 million and net proceeds, after accounting for issuance costs, of $94.0 million. The offering of securities under the registration statement pursuant to which the prospectus was filed was terminated in September 2025. We did not sell any shares of our common stock under the 2021 Sales Agreement during the nine months ended September 30, 2026.

In February 2024, we sold 32,413,560 shares of our common stock at $7.52 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 10,805,957 shares of our common stock at a price of $7.519 per pre-funded warrant for total net proceeds of approximately $316.4 million, after deducting placement agent fees and other offering expenses, in a private placement. Each pre-funded warrant that remains outstanding has an exercise price of $0.001 per share, is currently exercisable and will remain exercisable until exercised in full. During the nine months ended September 30, 2026, pre-funded warrants to purchase 1,749,453 shares of our common stock were exercised via cashless exercise for 1,749,300 shares of our common stock. As of September 30, 2026, 5,818,592 pre-funded warrants remained outstanding.

In August 2023, we borrowed $82.5 million under the Barings Credit Facility and received proceeds of $77.3 million, after the application of an original issue discount and fees.

Funding Requirements

We have a history of incurring significant operating losses. Our net losses were $262.2 million for the nine months ended September 30, 2026, and $265.9 million, $193.5 million, and $80.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of September 30, 2026, we had an accumulated deficit of $1,419.2 million.

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

Based on our current operating plan, which includes estimates of anticipated cash inflows from DEXTENZA product sales and cash outflows from operating expenses and capital expenditures and reflects our observance of the minimum liquidity covenant of $20.0 million under the Barings Credit Agreement, we believe that our existing cash and cash equivalents as of September 30, 2026, will enable us to fund our planned operating expenses, debt service obligations and capital expenditure requirements into 2028. Although we believe our current and available cash resources are sufficient to fund the potential FDA approval and launch of AXPAXLI for the treatment of wet AMD, additional funding will likely be required to scale our manufacturing capacity and commercial team, if AXPAXLI is approved. These estimates are subject to various assumptions, including assumptions as to the revenues and expenses associated with the commercialization of DEXTENZA, the pace of our research and clinical development programs, the timing of commencement of dosing and enrollment of our clinical trials, the progress of our manufacturing validation and scale-up and other aspects of our business. We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the progress, costs and outcomes of our ongoing SOL and HELIOS registrational programs of AXPAXLI for the treatment of wet AMD and for the treatment of diabetic retinal disease, including NPDR, respectively;
●	the timing, scope, progress, costs and outcome of our SOL-X trial, our long-term extension study of AXPAXLI for the treatment of wet AMD;
●	the costs, timing and outcome of regulatory review of AXPAXLI or our other product candidates by the FDA, the European Medicines Agency, or other regulatory authorities;
●	the scope, progress, costs and outcome of preclinical development and any additional clinical trials we might determine in the future to conduct for our other product candidates, including OTX-TIC for the reduction of intraocular pressure in patients with OAG or OHT;
●	the costs of sales, marketing, distribution and other commercialization efforts with respect to DEXTENZA and any of our product candidates for which we obtain marketing approval in the future, such as AXPAXLI, including potential cost increases due to inflation;
●	the costs of developing, validating and scaling up our manufacturing processes and capabilities to support sales of commercial products, clinical trials of our product candidates, including AXPAXLI, and commercialization of any of our product candidates for which we may obtain marketing approval, including AXPAXLI, and expansion of our manufacturing facilities to accommodate this scale up and any corresponding growth in personnel;
●	the level of product sales from DEXTENZA and any additional products for which we obtain marketing approval in the future, such as AXPAXLI, and the level of third-party reimbursement of such products;
●	cost increases due to inflation;
●	the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
●	the amounts we are entitled to receive, if any, as reimbursements for clinical trial expenditures, development, regulatory, and sales milestone payments, and royalty payments under our license agreement with AffaMed;
●	the extent to which we choose to establish additional collaboration, distribution or other marketing arrangements for our products and product candidates;
●	the costs and outcomes of any legal actions and proceedings;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or invest in other businesses, products and technologies.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2026	2025
Cash used in operating activities	$(198,888)	$(150,634)
Cash used in investing activities	(11,059)	(9,041)
Cash provided by financing activities	3,499	112,345
Net (decrease) in cash and cash equivalents	$(206,448)	$(47,330)

Operating activities. Net cash used in operating activities was $198.9 million for the nine months ended September 30, 2026, primarily resulting from our net loss of $262.2 million, partially offset by non-cash adjustments of $55.3 million and net favorable changes in operating assets and liabilities of $8.0 million. Our net loss was attributed to operating expenses of $310.4 million, which we incurred for research and development activities, selling and marketing activities, general and administrative activities, and cost of product revenue, and net non-operating income of $11.2 million, partially offset by $37.1 million of net revenue. Non-cash adjustments primarily include stock-based compensation expense of $45.3 million, non-cash interest expense of $2.6 million, depreciation and amortization expense of $5.6 million, loss on disposal of equipment of $4.9 million, offset, in part, by a net non-cash gain related to changes in the fair value of our derivative liability of $3.1 million. Net favorable changes in our operating assets and liabilities during the nine months ended September 30, 2026 consisted primarily of an increase in accrued expenses of $8.3 million, a decrease of prepaid expenses and other current assets of $2.5 million, an increase of accounts payable of $2.3 million, each of which were predominantly impacted from our clinical development and research activities. These amounts were partially offset by an increase of other changes, net, of $5.1 million.

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

Investing activities. Net cash used in investing activities was $11.1 million for the nine months ended September 30, 2026, consisting of cash used to purchase property and equipment and leasehold improvements. Net cash used in investing activities was $9.0 million for the nine months ended September 30, 2025, consisting of cash used to purchase property and equipment and leasehold improvements of $9.2 million, partially offset by $0.1 million cash received from the sale of obsolete items of property and equipment.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2026 was $3.5 million and consisted of proceeds from the exercise of stock options of $2.6 million and proceeds from issuing shares under our Employee Stock Purchase Plan, or ESPP, of $0.9 million. Net cash provided by financing activities for the nine months ended September 30, 2025 was $112.3 million and consisted of total net proceeds from the issuance of common stock under the 2021 Sales Agreement of $94.0 million, proceeds from the exercise of stock options of $17.6 million, and proceeds from issuing shares under our ESPP of $0.7 million.

Contractual Obligations and Commitments

		Less Than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments	$7,933	$3,688	2,842	1,403	—
Barings Credit Agreement	82,474	—	82,474	—	—
Total	$90,407	$3,688	$85,316	$1,403	$—

The table above includes our enforceable and legally binding obligations and future commitments at September 30, 2026, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they may be cancelable at September 30, 2026. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

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

In January 2026, we entered into a sublease for office space at 14 Crosby Drive in Bedford, Massachusetts, which now serves as our corporate headquarters. The sublease expires March 30, 2031. We are obligated to pay monthly fixed rent commencing March 1, 2026, following a two-month rent-free period, at rates subject to annual escalation over the lease term, in addition to our proportionate share of operating cost and real estate tax increases above a 2026 base year and all utilities for the subleased premises. Aggregate undiscounted fixed rent payments remaining under this sublease as of September 30, 2026, are approximately $3.0 million.

In August 2026, we entered into a first amendment, or the First Amendment, to our existing sublease at 14 Crosby Drive, pursuant to which we agreed to lease an additional 8,600 square feet of office space through March 30, 2031. The commencement date for the First Amendment occurred on August 7, 2026. Aggregate undiscounted fixed rent payments remaining under the First Amendment as of September 30, 2026, are approximately $1.0 million.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2026, we had cash and cash equivalents of $530.6 million, which includes cash in operating bank accounts and investments in money market funds. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk related to our cash and cash equivalents is interest-rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We do not enter into financial instruments for trading or speculative purposes.

As of September 30, 2026, we had a secured term loan facility with a principal amount of $82.5 million under a credit and security agreement with Barings Finance LLC and the lenders party thereto, or the Barings Credit Agreement. Expected cash outflows from this financial instrument fluctuate based on changes in the Secured Overnight Financing Rate, or SOFR, which is, among other factors, affected by the general level of U.S. and international central bank interest rates. As of September 30, 2026, an immediate 100 basis point increase or decrease in the SOFR would not have a material effect on the anticipated cash outflows from this instrument.

We account for the obligation to pay royalty fees embedded in the Barings Credit Agreement as a separate financial instrument, measured at fair value, using a Monte Carlo simulation, which we refer to as the Royalty Fee Derivative Liability. As of September 30, 2026, the Royalty Fee Derivative Liability was valued at $9.5 million. As of September 30, 2026, a 10% increase or decrease of the interest rate used in the valuation model would not have a material effect on the fair value of the Royalty Fee Derivative Liability. Changes in the fair value of the Royalty Fee Derivative Liability have no impact on anticipated cash outflows related to this liability.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, including our principal executive officer and our principal financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

EyePoint Litigation

On March 20, 2026, plaintiff EyePoint, Inc., which we refer to as EyePoint, filed a lawsuit against us in Middlesex County Superior Court of Massachusetts. The plaintiff alleged that we had made certain false and defamatory statements about EyePoint and its DURAVYU product candidate. The complaint asserted counts of (1) defamation; (2) commercial disparagement; (3) unfair or deceptive practices in violation of Massachusetts General Laws c. 93A, §§ 2, 11; and (4) tortious interference with advantageous business relations. The plaintiff sought, among other things, injunctive relief, damages, and attorneys’ fees.

On March 23, 2026, EyePoint filed a Motion for Temporary Restraining Order and Preliminary Injunction, seeking, among other things, to enjoin the Company from disseminating allegedly false and misleading statements. On April 13, 2026, the court denied the plaintiff’s motion for temporary restraining order. A hearing on the plaintiff’s motion for preliminary injunction was held on May 5, 2026, and July 7, 2026. On August 21, 2026, the court issued an order denying EyePoint’s motion for preliminary injunction.

On October 30, 2026, we entered into a settlement agreement with EyePoint that fully resolved EyePoint’s claims, or the Settlement Agreement. The Settlement Agreement contains a mutual release of claims and no financial obligation on behalf of either party other than to pay its own attorney’s fees and costs. Pursuant to the terms of the Settlement Agreement, on October 30, 2026, EyePoint filed a Joint Stipulation of Dismissal with Prejudice with the Middlesex County Superior Court of Massachusetts, dismissing the action and all claims with prejudice and with each party bearing its own attorneys’ fees, costs, and expenses, and with all rights of appeal waived.

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

Item 5. Other Information.

Amendment of 2019 Inducement Stock Incentive Plan

On November 6, 2026, our board of directors, or Board, amended the 2019 Inducement Stock Incentive Plan, as amended, to increase the aggregate number of shares issuable thereunder from 7,028,000 to 8,028,000 shares of common stock.

Governance Committee Compensation Arrangement

On November 6, 2026, our Compensation Committee of the Board approved additional compensation for Nadia Waheed, M.D., our Chief Medical Officer, as set forth in a letter agreement entered into with her and in recognition of her extra responsibilities as the lead of our newly formed Governance Committee responsible for cross-functional oversight of preparations for the commercialization of OTX-TKI. Pursuant to the terms of the letter agreement dated November 7, 2026, between us and Dr. Waheed, or the Waheed Letter Agreement, Dr. Waheed is entitled to receive monthly payments of $12,500 for each full calendar month between November 1, 2026 and December 31, 2027, conditioned on her continued employment and continued service as lead of the Governance Committee, or the Monthly Leadership Payments. Dr. Waheed’s first payment under the Waheed Letter Agreement will also include a one-time additional bonus payment of $50,000 in recognition of her prior service as lead of the Governance Committee, or the Recognition Bonus. In addition, she is eligible to receive a discretionary performance bonus of up to $112,500, with the amount, if any, to generally be determined by the Compensation Committee of our Board upon the recommendation of the CEO, subject to Dr. Waheed’s continued employment with us as of December 31, 2027, or the Performance Bonus. The Monthly Leadership Payments, Recognition Bonus and Performance Bonus will not be treated as base salary, will not be taken into account in determining Dr. Waheed’s annual bonus and will not be treated as compensation used to calculate severance, benefits or any other payment under Dr. Waheed’s employment agreement with us or any employee benefit plan.

In the event of an Executive Change (as defined in the Waheed Letter Agreement), and subject to the execution and effectiveness of a general release of claims by Dr. Waheed, we will pay Dr. Waheed the maximum Performance Bonus in a lump sum on the first regular payroll date following the date of effectiveness of such release, and the Monthly Leadership Payments will continue while Dr. Waheed remains employed and serving as lead of the Governance Committee. In the event of an Employment CIC Event or Governance CIC Event (each as defined in the Waheed Letter Agreement), and subject to the execution and effectiveness of a general release of claims by Dr. Waheed, we will pay Dr. Waheed an amount equal to the Monthly Leadership Payments that would have been paid to her through December 31, 2027, as well as the maximum Performance Bonus.

The foregoing summary is qualified in its entirety by reference to the Waheed Letter Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

During the three months ended September 30, 2026, none of our directors and officers adopted or terminated a trading arrangement for the sale or purchase of our securities that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the following Exhibit Index.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Amendment No. 6 to 2019 Inducement Stock Incentive Plan					X

10.2	First Amendment to Sublease Agreement by and between Quanterix Corporation and the Registrant, dated August 7, 2026					X

10.3	Letter Agreement by and between the Registrant and Nadia Waheed, dated as of November 7, 2026					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR THERAPEUTIX, INC.

Date: November 9, 2026	By:	/s/ Jason S. Robins
Jason S. Robins
Chief Financial Officer
(Principal Financial and Accounting Officer)